Form 10-Q
period 1994-12-31
VERSAR INC
filed 1995-02-14
CIK 803647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1994   Commission File Number 1-9309
                              -------------------                         ------

                                   VERSAR, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  54-0852979
- ---------------------------------------    -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           6850 Versar Center
          Springfield, Virginia                              22151
- ---------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
                                                   ----------------------------
                                  Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class of Common Stock      Outstanding at January 31, 1995
               ---------------------      -------------------------------
                  $ .01 par value                4,704,243 shares

                         VERSAR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                             ----
           PART I - FINANCIAL INFORMATION

               ITEM 1 -  Financial Statements

                         Consolidated Balance Sheets as of
                         December 31, 1994 and June 30, 1994                    3

                         Consolidated Statements of Operations for the
                         Three-Month and Six-Month Periods Ended
                         December 31, 1994 and 1993                             4

                         Consolidated Statements of Cash Flows
                         for the Six-Month Periods Ended December 31,
                         1994 and 1993.                                         5

                         Notes to Consolidated Financial Statements           6-7

               ITEM 2 -  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations    8-10


           PART II - OTHER INFORMATION

               ITEM 1 -  Legal Proceedings                                     11

               ITEM 4 -  Submission of Matters to a Vote of Stockholders       12

               ITEM 6 -  Exhibits and Reports on Form 8-K                      13

           SIGNATURES                                                          14


                         VERSAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           December 31,       June 30,
                                                               1994             1994
                                                         ----------------  --------------
                                                         (unaudited)
ASSETS
        Current assets
          Cash and cash equivalents . . . . . . . .            $    56           $    72
          Accounts receivable, net  . . . . . . . .             11,481            10,693
          Prepaid expenses and other current assets                339             1,374
          Deferred taxes  . . . . . . . . . . . . .                536               536
                                                               --------          --------
              Total current assets  . . . . . . . .             12,412            12,675

        Property and equipment, net . . . . . . . .              1,441             1,686
        Other assets  . . . . . . . . . . . . . . .                 38                59
                                                               --------          --------
              Total assets  . . . . . . . . . . . .            $13,891           $14,420
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
          Accounts payable  . . . . . . . . . . . .            $ 1,873           $ 1,476
          Current portion of long-term debt . . . .                521             1,201
          Income taxes payable  . . . . . . . . . .                ---                95
          Accrued salaries and vacation . . . . . .              1,373             1,269
          Other liabilities . . . . . . . . . . . .              1,570             2,291
          Liabilities of discontinued operations. .                727               791
                                                               --------          --------
              Total current liabilities . . . . . .              6,064             7,123

        Long-term debt  . . . . . . . . . . . . . .                  6                17
        Other long-term liabilities . . . . . . . .              1,023             1,011
                                                               --------          --------
              Total liabilities . . . . . . . . . .              7,093             8,151
                                                               --------          --------

Stockholders' equity
        Common stock, $.01 par value, 10,000,000
          shares authorized; 4,688,591 shares and
          4,609,213 shares issued and outstanding
          at December 31, 1994,  and June 30,
          1994, respectively  . . . . . . . . . . .                 47                46
        Capital in excess of par value  . . . . . .             12,504            12,238
        Accumulated deficit . . . . . . . . . . . .             (5,753)           (6,015)
                                                               --------          --------

              Total stockholders' equity  . . . . .              6,798             6,269
                                                               --------          --------

              Total liabilities and stockholders'
                equity  . . . . . . . . . . . . . .            $13,891           $14,420
                                                               ========          ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
              (Unaudited - in thousands, except per share amounts)

                                            For the Three-Month           For the Six-Month
                                         Periods Ended December 31,  Periods Ended December 31,
                                         --------------------------  ---------------------------

                                               1994       1993              1994       1993
                                             ---------  ---------         ---------  ---------


GROSS REVENUE . . . . . . . . . . . .        $   9,364  $ 10,935         $ 18,783   $ 22,431
Purchased services and materials,
 at costs . . . . . . . . . . . . . .            2,085     3,211            4,355      6,710
                                             ---------- ---------        ---------  ---------

NET SERVICE REVENUE . . . . . . . . .            7,279     7,724           14,428     15,721
Direct costs of services and overhead            5,934     6,139           11,909     12,493
Selling, general and administrative
 expenses . . . . . . . . . . . . . .            1,134     1,492            2,188      2,785
Other (income)  . . . . . . . . . . .              (12)      (20)             (24)       (39)
                                             ---------- ---------        ---------  ---------
OPERATING INCOME  . . . . . . . . . .              223       113              355        482

OTHER EXPENSE
Interest expense  . . . . . . . . . .               32        18               70         28
Income tax expense  . . . . . . . . .               15         9               23         16
                                             ---------- ---------        ---------  ---------

INCOME FROM
CONTINUING OPERATIONS . . . . . . . .              176        86              262        438
                                             ---------- ---------        ---------  ---------

LOSS FROM
DISCONTINUED OPERATIONS . . . . . . .              ---      (324)             ---       (593)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . .              ---       ---              ---        556
                                             ---------- ---------        ---------  ---------

NET INCOME (LOSS) . . . . . . . . . .        $     176  $   (238)        $    262   $    401
                                             ========== =========        =========  =========

INCOME PER SHARE FROM
CONTINUING OPERATIONS . . . . . . . .        $     .04  $    .02         $    .05   $    .10
                                             ========== =========        =========  =========

(LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS . . . . . . .        $     ---  $   (.07)        $    ---   $   (.13)
                                             ========== =========        =========  =========

INCOME PER SHARE FROM
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . .        $     ---  $    ---         $    ---   $    .12
                                             ========== =========        =========  =========

NET INCOME (LOSS) PER SHARE . . . . .        $     .04  $   (.05)        $    .05   $    .09
                                             ========== =========        =========  =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING  . . . . . . . . .            4,878     4,592            4,820      4,531
                                             ========== =========        =========  =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                  For the Six-Month
                                                             Periods Ended December 31,
                                                         -------------------------------

                                                              1994              1993
                                                         -------------     -------------

Cash flows from operating activities
Income from continuing operations . . . . . .            $    262          $    438
(Loss) from discontinued operations . . . . .                 ---              (593)
Cumulative effect of change in accounting
  principle   . . . . . . . . . . . . . . . .                 ---               556
Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization  . . . . . .                 358               513
   Provision for doubtful accounts receivable                 (37)               53
   Common stock issued to 401K and ESSOP  . .                 231               614
   Taxes payable  . . . . . . . . . . . . . .                 (95)             (725)
Change in assets and liabilities
   (Increase) in accounts receivable  . . . .                (751)           (1,468)
   Decrease in prepaids and other assets  . .               1,041               594
   Increase in accounts payable . . . . . . .                 397               685
   Increase in accrued salaries and vacation                  106                90
   (Decrease) in other liabilities  . . . . .                (709)           (1,151)
                                                         ---------         ---------
Net cash from continuing operations . . . . .                 803              (394)
   Changes in net liabilities of discontinued
      operations  . . . . . . . . . . . . . .                 (65)               47
                                                         ---------         ---------
Net cash provided by (used in) operating
   activities   . . . . . . . . . . . . . . .                 738              (347)
                                                         ---------         ---------

Cash flows from investing activities
   Purchase of property and equipment . . . .                 (98)             (170)
                                                         ---------         ---------
Net cash (used in) investing activities . . .                 (98)             (170)
                                                         ---------         ---------

Cash flows from financing activities
   Net borrowings on the line of credit . . .                 ---                95
   Principal payments on long-term debt . . .                (692)             (319)
   Proceeds from issuance of common stock . .                  36                45
                                                         ---------         ---------
Net cash (used in) financing activities . . .                (656)             (179)
                                                         ---------         ---------


Net (decrease) in cash and cash
   equivalents  . . . . . . . . . . . . . . .                 (16)             (696)
Cash and cash equivalents at beginning of
   period   . . . . . . . . . . . . . . . . .                  72               696
                                                         ---------         ---------

Cash and cash equivalents at the end of the
   period . . . . . . . . . . . . . . . . . .            $     56          $      0
                                                         =========         =========

Supplemental disclosure of cash flow
   information:
   Cash paid during the period for
      Interest  . . . . . . . . . . . . . . .            $     80          $     25
      Income taxes  . . . . . . . . . . . . .                 141                22

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)   Basis of Presentation

      The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1994 for additional information.

      The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information presented reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1994, and the results of operations for the six- month periods ended December 31, 1994 and 1993. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

      The Company's real estate and analytical laboratory operations have been presented as discontinued operations for income statement purposes and the assets and liabilities of the laboratory operations have been netted together and presented as a net liability on the balance sheet.

      Certain Balance Sheet, Statement of Operations, and Statement of Cash Flows items have been restated for comparative financial statement purposes.

(B)   Debt

      Versar maintains a revolving bank line of credit for working capital purposes with a commercial bank which provides for advances up to $1,500,000. Borrowing availability under the line of credit agreement is restricted to the borrowing base of qualifying receivables, less $3,150,000. Borrowings on the line are at the prime rate of interest plus 2.5%, or 11% at December 31, 1994. The bank line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The loan is due
upon demand or September 30, 1995.   The Company must obtain the bank's
approval prior to paying dividends.

      With the spin-off of Versar's real estate operations to Sarnia Corporation in the fourth quarter of fiscal year 1994, Versar assumed $1,000,000 of the outstanding mortgages and the remaining balance of $12,450,000 was retained by Sarnia Corporation. Versar will continue to act as guarantor of the debt retained by Sarnia.

(C)   Adoption of SFAS 109 "Accounting for Income Taxes"

      Versar adopted SFAS 109 "Accounting for Income Taxes" as of July 1, 1993. The cumulative effect of this change was a credit to earnings of $556,000 in the first quarter of fiscal year 1994, which related to the release of deferred tax liabilities that were previously established under APB 11. The Company utilized the tax planning strategies available under SFAS 109 to accelerate the reversal of excess depreciation on the Versar Headquarters buildings. A substantial portion of the $2.4 million net deferred tax assets relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of $1.8 million has been established under SFAS 109. With increased profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(D)   Discontinued Operations

Sarnia Corporation: Sarnia Corporation (Sarnia), formerly Versar Virginia, Inc. was spun- off to the Versar shareholders on June 30, 1994. Sarnia owns and operates an 18.3 acre office park in Springfield, Virginia, consisting of two office buildings which aggregate 229,000 square feet. One building is primarily occupied by Versar and the other building primarily by unrelated third-party tenants.

      At June 30, 1994, approximately $13,450,000 of building debt was outstanding of which Versar retained $1,000,000 and Sarnia has the remaining $12,450,000. The $1,000,000 of Versar's debt will be paid in fiscal year 1995. At December 31, 1994, the remaining balance of the reducing revolver loan was $480,700. Versar will continue to act as guarantor on Sarnia's debt. Versar may elect from time to time, in its sole discretion, to loan funds to Sarnia if needed by Sarnia to make its debt service payments on a timely basis, in order to avoid call of Versar's guaranty.

      Divestiture of real estate operations resulted in a $606,000 decrease in equity due to the recognition of $1,309,000 in tax liabilities and $300,000 in transaction costs offset by the spin-off of real estate operations' deficit equity of $1,003,000.

      As a part of this transaction, Versar has entered into a 15-year lease in the 6850 building for 99,588 square feet at an initial rate of $13.49 per square foot. Also, the Company leases 8,918 square feet of storage space at an initial rate of $8.00 per square foot. Both leases are subject to a two percent escalation per year and readjustment every five years based upon the fair market rental. Certain financial and administrative activities will be performed by Versar for Sarnia at a fixed rate of $3,000 per month.

Versar Laboratories: In the third quarter of fiscal year 1994, management announced that Versar was going to discontinue further operations of Versar Laboratories, Inc. ("VLI"). VLI had lost approximately $800,000 per year for the last three years. Subsequent to this decision, Kemron Environmental Services, Inc. purchased the fixed assets of VLI for $250,000 on August 1, 1994. With the purchase of assets and the assumption of certain lease obligations, the Company was able to reverse $300,000 of the previously recorded reserve in the fourth quarter of fiscal year 1994.

(E)   Contingencies

      The Company is a defendant in lawsuits that have arisen in the ordinary course of its business. Such lawsuits include actions brought by a former officer of the Company, certain customers, and some third parties are currently in various stages of litigation. Management believes that the outcome of these lawsuits will not have a material adverse effect of the Company's consolidated financial position and results of operations.

(F)   Net Income (Loss) Per Share

      Income per share from continuing operations, loss per share from discontinued operations, and net income per share are computed by dividing each by the weighted average number of common shares outstanding during the applicable period being reported.

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(G)   Common Stock

      In fiscal year 1995, Versar issued approximately 28,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1994 and 29,000 shares for the first quarter of fiscal year 1995.

      In the fiscal year 1994, Versar issued approximately 296,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1994 and 1993.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter Comparison for Fiscal Years 1995 and 1994

      Versar's gross revenue for the fiscal quarter ended December 31, 1994 totaled $9,364,000 a decrease of $1,571,000 (14%) compared to gross revenue of $10,935,000 for the second quarter of the prior fiscal year. The decrease is primarily due to the winding down of the Company's USATHAMA Total Program Support and Metropolitan Washington Airport Authority contracts. The Company continues to experience delays in the award of new Air Force task orders and expects that the Air Force will commence awarding task orders during the third quarter of fiscal year 1995.

      Purchased services and materials for the second quarter of fiscal year 1995 decreased by $1,126,000 (35%) compared to costs for the comparable period of the previous year. The decrease is principally due to the decrease in gross revenue as mentioned above.

      Net service revenue is derived by deducting the costs of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 6% compared to the second quarter of fiscal year 1994. The decrease is due to the lower volume in gross revenue.

      Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased to 82% in the second quarter of 1995 compared to 80% in the second quarter of fiscal year 1994. The increase is attributable to more competitive pricing, and the lower markup on purchased services and materials, which reduced the net service revenue in relation to direct costs of services and overhead.

      Selling, general and administrative expenses approximated 16% of net service revenue in the second quarter of fiscal year 1995, compared to 19% in the second quarter of fiscal year 1994. The decrease is the result of managements efforts to reduce administrative staff.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Other costs include the costs and revenues that are not directly attributable to contracts. For the second quarter of fiscal year 1995, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $12,000 compared to $20,00 recognized in the second quarter of fiscal year 1994.

      Operating income for the second quarter of fiscal year 1995 was $223,000, an increase of $110,000 over the second quarter of fiscal year 1994. The increase is attributable to the decrease in selling, general and administrative expenses as discussed above.

      Interest expense during the second quarter of fiscal year 1995 increased by $14,000 (78%) compared to costs for the comparable period of the previous year. The increase for the second quarter of 1995 compared to the same period in fiscal year 1994, reflects the assumption of $1,000,000 of debt from the spin-off of the Company's real estate operations in the fourth quarter of fiscal year 1994 and from higher interest rates.

      Versar had a net income of $176,000 in the second quarter of fiscal year 1995 compared to a net loss of $238,000 in the second quarter of fiscal year 1994. The increase is primarily the result of the Company discontinuing its unprofitable laboratory and real estate operations in the third quarter of fiscal year 1994.

Six Month Comparison for Fiscal Years 1995 and 1994

      Versar's gross revenue for the six-months ended December 31, 1994 totaled $18,783,000 a decrease of $3,648,000 (16%) compared to gross revenue of $22,431,000 for the six months of the prior fiscal year. The decrease in gross revenue was due to the winding down of efforts on the Company's USATHAMA and Metropolitan Washington Airport Authority contracts, which are being performed by the Company's Atlantic division and Geomet subsidiary.

      Purchased services and materials for the first six months of fiscal year 1995 decreased by $2,355,000 (35%) compared to costs for the comparable period of the previous year. The decrease is principally due to the decrease in gross revenue as mentioned above.

      Net service revenue decreased by 8% compared to the first six months of fiscal year 1994. The decrease is due to the lower volume in gross revenue.

      The percentage of direct costs of services and overhead to net service revenue increased to 83% in the first six months of 1995 compared to 79% in the first six months of fiscal year 1994. The increase is attributable to more competitive pricing, and lower markup from purchased services and materials due to the lower volume.

      Selling, general and administrative expenses approximated 15% of net service revenue in the first six months of fiscal year 1995, compared to 18% in the first six months of fiscal year 1994. The decrease is the result of management's continued efforts to reduce selling, general and administrative costs in relation to net service revenue.

      Other costs include costs and revenues that are not directly attributable to contracts. For the first six months of fiscal year 1995, the Company recognized non- compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $24,000 compared to $39,000 recognized in the first six months of fiscal year 1994.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Operating income for the first six months of fiscal year 1995 was $355,000 a decrease of $127,000 over the first six months of fiscal year 1994. The decrease is attributable to the lower volume and the increased direct costs of services and overhead as discussed above.

      Interest expense during the first six months of fiscal year 1995 increased by $42,000 (150%) compared to costs for the comparable period of the previous year. The increase for the first six months of 1995 compared to the same period in fiscal year 1994, reflects the assumption of $1,000,000 of debt from the spin-off of the Company's real estate operations and from higher interest rates.

      Versar has net income of $262,000 for the first six months of fiscal year 1995 compared to net income of $401,000 for the first six months of fiscal year 1994. The decrease is primarily the result of a change in accounting principle under SFAS 109 "Accounting for Income Taxes", which required the Company to compute deferred taxes using the liability method. Versar recognized the cumulative effect of the change in accounting principle of $556,000 in the first quarter of fiscal year 1994 as a result of the implementation of SFAS 109.

Liquidity and Capital Resources
      The Company's working capital at December 31, 1994 approximated $6,348,000 or $796,000 (14%) higher than June 30, 1994. In addition, the
Company's current ratio at December 31, 1994 was 2.05 to 1, a 15% increase over that reported at the end of fiscal year 1994. The Company's revolving line of credit for working capital provides for advances up to $1,500,000. Borrowing availability under the line of credit is restricted to the borrowing base of qualifying receivables, less $3,150,000. Borrowings on the line are at the prime rate of interest plus 2.5%, or 11% at December 31, 1994. The Company uses the line of credit for short-term working capital needs, and at December 31, 1994 and June 30, 1994, the Company had no borrowing under the line of credit. The line of credit is due upon demand, or September 30, 1995. Management believes that cash generated by operations and borrowings available from its line of credit will be adequate to meet the working capital needs for fiscal year 1995, provided the Company is successful in maintaining its profitability. At December 31, 1994, the Company was in compliance with the covenants of the line of credit. However, the bank is not required to make working capital advances if Versar is in non-compliance with the covenants of the Credit Facility, therefore, the Company cannot predict the bank's decision in advance of an actual default.

      One of the buildings in Springfield, Virginia, formerly held by the Company and spun-off to Sarnia, was refinanced on June 22, 1994 by a reducing term loan and is being amortized over a three-year period. The reducing term loan provides for sixty equal installments and certain quarterly installments over the term of the loan. This agreement has been renegotiated as part of the spin-off of Versar's real estate operations to its shareholders. At June 30, 1994, the total bank debt was approximately $13,450,000 of which Versar assumed $1,000,000 and the balance was retained by the real estate entity, Sarnia Corporation. At December 31, 1994, the balance of $480,700 of principal payments of the debt directly assumed by Versar is due in monthly installments during the remaining six months of fiscal year 1995, which will be paid out of current working capital. Versar may elect from time to time, in its sole discretion, to loan funds to Sarnia if needed by Sarnia to make its debt service payments on a timely basis, in order to avoid call of Versar's guaranty. Versar will continue to act as guarantor of the total debt should an event of default occur. Principal payments due under Sarnia's reducing revolving loan and term loan are approximately $1,406,000 and $1,342,000 in fiscal years 1996 and 1997, respectively. The remaining outstanding balance of $9,291,502 is due in May 1997. In fiscal years 1996 and 1997, Sarnia will have the capability to pay between $300,000 to $400,000 in principal payments. Therefore, Versar and Sarnia are currently seeking alternatives to refinance the existing debt in fiscal year 1995 in order to reduce the amount of principal payments and minimize Versar's guarantee of Sarnia's debt.

      The Company's auditors recently advised the Company that its accounting and financial treatment of the divestiture of the Company's real estate holdings to Sarnia Corporation on June 30, 1994, which was approved by the Company's auditors, is under review. The issue is whether the Company's current financial and business involvement with Sarnia permits accounting for the transaction as a divestiture. This issue has no effect on the operations of the Company. The Company is optimistic, although there can be no assurance to that effect, that the issue will be resolved promptly so that the Company can continue using the existing accounting treatment.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On June 28, 1990, Gary R. Windolph, a former officer and director of Versar Architects & Engineers, Inc. ("VA&E", formerly ARIX Corporation,a former subsidiary of Versar which was merged into the parent in July 1993) and a former officer of Versar, Inc. (the "Company"), filed an action in the District Court for the City and County of Denver, State of Colorado, entitled Gary R. Windolph v. ARIX Corporation, Versar, Inc., et al., Case NO. 90-CV-7155. On October 21, 1991, the jury returned verdicts for Mr. Windolph on two defamation claims against the Company, and awarded him damages in the amount of $200,000. The jury also returned verdicts for Mr. Windolph on certain of his statutory and common law securities claims and awarded damages in the amount of $1.00 on all such claims. On January 6, 1992, the Court ruled that, based upon the evidence presented at trial, the $200,000 awarded to Mr. Windolph by the jury was excessive as a matter of law, and ordered a new damage trial on those claims. The retrial of damages on these claims ended on October 21, 1992 with the jury returning a verdict against Versar in the total amount of $1,000,001 including $500,000 for damages to Mr. Windolph's reputation and $500,001 for personal humiliation, mental anguish and suffering.

      Versar promptly filed appropriate post-trial motions seeking either a new trial or the entry of judgment in an amount less than the jury's verdict. On January 10, 1993, the Court granted Versar's motion, in part, and gave the plaintiff the choice of accepting the entry of judgment in the amount of $75,000, or retrying for a third time the amount of damages for the defamation claim. The Court also decided, as a matter of law, that the maximum amount Mr. Windolph could recover was $250,000 due to a statutory limit on non- economic damages. At the same time, the Court ordered the parties to participate in good faith in a mandatory settlement conference to try to settle this matter. The parties were unable to reach a settlement as a result of the settlement conference held in April, 1993, and the plaintiff has rejected the opportunity to have judgement entered for $75,000 or proceed with a new trial. On June 16, 1993, the trial court entered final judgement on all outstanding issues. The matter is now on appeal to the Colorado Court of Appeals by both parties. Both parties have filed briefs and oral argument will take place on March 21, 1995. Versar's management believes that the possibility of a material adverse outcome in this case is unlikely.

      On June 24, 1992, William Levy, a real estate developer, on behalf of himself and Harper Realty, Inc., a company he controls filed an action in Illinois state court which was removed to federal court and is entitled
William Levy and Harper Realty Trust v. Versar, Inc. Civil Action No. 92 C4836 the lawsuit alleges breach of contract and negligent misrepresentation as a result for failure to advise plaintiffs to test for certain contamination at a former commercial laundry site. Pursuant to motion by Versar the Court dismissed the breach of contract claim but refused to dismiss the claim for negligent misrepresentation on the pleadings alone. In a separate lawsuit in federal court, plaintiffs sued the prior owner under federal superfund law and state common law theories. In November 1993 in the second lawsuit, the court held the prior owner responsible for the contamination and all response and clean-up costs. In July 1994, Versar filed a motion for partial summary
judgment on liability for future response costs in the Levy case.   The parties
have recently engaged in settlement negotiations but because of settlement of other claims by the Company there may not be sufficient insurance coverage to pay all of any settlement or judgement. However, based upon opinion of outside counsel, Versar's management believes it has meritorious defenses to this lawsuit and it will not have a material adverse impact on the Company's consolidated financial position and results of operations.

      Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      The Company's Annual Meeting of Stockholders was held on November 17, 1994. The matters voted on at the Annual meeting were as follows:

      (1)  The Election of Directors
                  The nomination of Rawls, Markels, Durfee, Halpin, Rice, Horton, Judkins and Gray to serve as directors of the Company was approved as indicated below:

                                  Vote          Withheld
                                   for          Authority
                              -------------     ---------
      Benjamin M. Rawls       3,429,409          230,673

      Michael Markels, Jr.    3,422,164          237,918

      Robert L. Durfee        3,430,034          230,048

      Gerald T. Halpin        3,430,224          229,858

      M. Lee Rice             3,428,890          231,192

      John P. Horton          3,429,890          230,192

      Charles I. Judkins      3,430,106          229,976

      John E. Gray            3,429,302          230,780

      (2) Ratification of the appointment of Price Waterhouse as independent accountants for fiscal 1995.
            Price Waterhouse was ratified as the Company's independent accountants as follows:

                            For                  Against                Abstain
                        ----------               -------                -------
                        3,623,502                24,408                 12,172

      (3) Approval of issuance of additional shares for Emplolyee Savings and Stock Ownership Plan.

                           For                  Against                 Abstain
                        ----------              -------                 -------
                        2,527,272               300,237                 14,881

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
            EXHIBIT 27 -- Financial Data Schedule

      (b)  Reports on Form 8-K
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VERSAR, INC.
                                 --------------------------
                                        (Registrant)





                                 By:  /s/ BENJAMIN M. RAWLS
                                     --------------------------------
                                 Benjamin M. Rawls, Chairman and
                                 Chief Executive Officer


                                 By:  /s/ LAWRENCE W. SINNOTT
                                     --------------------------------
                                 Lawrence W. Sinnott
                                 Vice President, Chief Financial
                                 Officer, and Treasurer





Date:  February 14, 1995

                                EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
EX-27                             Financial Data Schedule