Form 10-Q
VERSAR INC
filed 1995-05-24
CIK 803647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended       March 31, 1995                Commission File Number 1-9309
                               ------------------------                                   ------


                                 VERSAR, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                                  54-0852979
---------------------------------                          ----------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer Identification No.)
    incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                                              22151
-------------------------------------                      -----------------------------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code        (703) 750-3000
                                                  ------------------------------
                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                   Class of Common Stock        Outstanding at April 30, 1995
                   ---------------------        -----------------------------
                       $ .01 par value                4,704,243 shares

                         VERSAR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

     ITEM 1 -       Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 1995 and June 30, 1994.                                              3

                    Consolidated Statements of Operations for the
                    Three-Month and Nine-Month Periods Ended
                    March 31, 1995 and 1994.                                                       4

                    Consolidated Statements of Cash Flows
                    for the Nine-Month Periods Ended March 31,
                    1995 and 1994.                                                                 5

                    Notes to Consolidated Financial Statements                                   6-9

     ITEM 2 -       Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                            9-12


PART II - OTHER INFORMATION

     ITEM 1 -       Legal Proceedings                                                             13

     ITEM 6 -       Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                        15

                         VERSAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         March 31,                  June 30,
                                                                            1995                      1994
                                                                      ----------------          --------------
ASSETS
  Current assets
     Cash and cash equivalents . . . . . . . . . . . . .                 $        56              $        72
     Accounts receivable, net  . . . . . . . . . . . . .                      11,521                   10,693
     Prepaid expenses and other current assets . . . . .                         687                    1,374
     Assets of Sarnia transferred  . . . . . . . . . . .                         386                      357
     Deferred taxes  . . . . . . . . . . . . . . . . . .                         536                      536
                                                                         ------------             ------------
          Total current assets . . . . . . . . . . . . .                      13,186                   13,032

  Property and equipment, net  . . . . . . . . . . . . .                       1,352                    1,686
  Assets of Sarnia transferred . . . . . . . . . . . . .                      12,743                   13,005
  Other assets   . . . . . . . . . . . . . . . . . . . .                          26                       59
                                                                         ------------             ------------
          Total assets . . . . . . . . . . . . . . . . .                 $    27,307              $    27,782
                                                                         ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Liabilities of Sarnia transferred . . . . . . . . .                 $     1,795              $       648
     Accounts payable  . . . . . . . . . . . . . . . . .                       1,959                    1,476
     Bank line of credit . . . . . . . . . . . . . . . .                         230                      ---
     Current portion of long-term debt . . . . . . . . .                         265                    1,201
     Income taxes payable  . . . . . . . . . . . . . . .                         ---                       95
     Accrued salaries and vacation . . . . . . . . . . .                       1,106                    1,269
     Other liabilities . . . . . . . . . . . . . . . . .                       1,871                    2,291
     Liabilities of discontinued operations  . . . . . .                         695                      791
                                                                         ------------             ------------
          Total current liabilities  . . . . . . . . . .                       7,921                    7,771

  Long-term debt . . . . . . . . . . . . . . . . . . . .                           4                       17
  Liabilities of Sarnia transferred  . . . . . . . . . .                      12,554                   13,722
  Other long-term liabilities  . . . . . . . . . . . . .                       1,020                    1,011
                                                                         ------------             ------------
          Total liabilities  . . . . . . . . . . . . . .                      21,499                   22,521
                                                                         ------------             ------------

Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
     authorized; 4,728,591 shares and 4,609,213 shares
     issued and outstanding at March 31, 1995,  and
     June 30, 1994, respectively
     Less:  Treasury stock, 24,348 shares at par . . . .                          47                       46
  Capital in excess of par value   . . . . . . . . . . .                      12,531                   12,238
  Accumulated deficit  . . . . . . . . . . . . . . . . .                      (6,770)                  (7,023)
                                                                         ------------             ------------

          Total stockholders' equity . . . . . . . . . .                       5,808                    5,261
                                                                         ------------             ------------

          Total liabilities and stockholders' equity . .                 $    27,307              $    27,782
                                                                         ============             ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       For the Three-Month            For the Nine-Month
                                                                      Periods Ended March 31,        Periods Ended March 31,
                                                                    ----------------------------   ---------------------------

                                                                        1995            1994            1995           1994
                                                                    ------------    ------------    ------------   -----------
GROSS REVENUE . . , , , . . . . . . . . . . . . . . . . . . .       $   10,054      $   10,253      $  28,837      $   32,683
Purchased services and materials, at costs  . . . . . . . . .            2,640           2,522          6,995           9,232
                                                                    -----------     -----------     ----------     -----------

NET SERVICE REVENUE . , . . . . . . . . . . . . . . . . . . .            7,414           7,731         21,842          23,451
Direct costs of services and overhead . . . . . . . . . . . .            6,030           6,526         17,938          19,018
Selling, general and administrative expenses  . . . . . . . .            1,315           1,338          3,502           4,123
Other (income) costs  , . . . . . . . . . . . . . . . . . . .             (172)            836           (195)            797
Losses on Sarnia operations . . . . . . . . . . . . . . . . .               51             180            212             467
                                                                    -----------     -----------     ----------     -----------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . .              190          (1,149)           385            (954)

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . .               23              54             93              82
Income tax expense (benefit)  . . . . . . . . . . . . . . . .               15              (6)            38              10
                                                                    -----------     -----------     ----------     -----------

INCOME (LOSS) FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . .              152          (1,197)           254          (1,046)
                                                                    -----------     -----------     ----------     -----------

LOSS FROM
DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . .              ---          (2,460)           ---          (2,766)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . . . .              ---             ---            ---             556
                                                                    -----------     -----------     ----------     -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .       $      152      $   (3,657)     $     254      $   (3,256)
                                                                    ===========     ===========     ==========     ===========

INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . .       $      .03      $     (.26)     $     .05      $     (.24)
                                                                    ===========     ===========     ==========     ===========

(LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . .       $      ---      $     (.54)     $     ---      $     (.62)
                                                                    ===========     ===========     ==========     ===========

INCOME PER SHARE FROM
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . . . .       $      ---      $      ---      $     ---      $      .13
                                                                    ===========     ===========     ==========     ===========

NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . . . . . .       $      .03      $     (.80)     $     .05      $     (.73)
                                                                    ===========     ===========     ==========     ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . . .            4,853           4,533          4,784           4,452
                                                                    ===========     ===========     ==========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                  For the Nine-Month
                                                                                                 Periods Ended March 31,
                                                                                         --------------------------------------
                                                                                              1995                      1994
                                                                                         -------------             -------------
Cash flows from operating activities
Income (Loss) from continuing operations  . . . . . . . . . . . . . . . .                $        254              $    (1,046)
(Loss) from discontinued operations . . . . . . . . . . . . . . . . . . .                         ---                   (2,766)
Cumulative effect of change in accounting principle . . . . . . . . . . .                         ---                      556
Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .                         541                      722
   Provision for loss of discontinued operation . . . . . . . . . . . . .                         ---                    2,100
   Provision for doubtful accounts receivable . . . . . . . . . . . . . .                         (28)                    (204)
   Common stock issued to 401K and ESSOP  . . . . . . . . . . . . . . . .                         231                      734
   Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (95)                    (556)
Change in assets and liabilities
   (Increase) in accounts receivable  . . . . . . . . . . . . . . . . . .                        (800)                    (261)
   Decrease (Increase) in prepaids and other assets . . . . . . . . . . .                         697                     (441)
   Increase (Decrease) in accounts payable  . . . . . . . . . . . . . . .                         483                      (61)
   (Decrease) in accrued salaries and vacation  . . . . . . . . . . . . .                        (163)                    (438)
   (Decrease) Increase in other liabilities . . . . . . . . . . . . . . .                        (411)                     541
   Net change in assets and liabilities of Sarnia . . . . . . . . . . . .                         212                       --
                                                                                         -------------             ------------
Net cash from continuing operations . . . . . . . . . . . . . . . . . . .                         921                   (1,120)
   Changes in net liabilities of discontinued  operations . . . . . . . .                         (97)                     762
                                                                                         -------------             ------------
Net cash provided by (used in) operating activities . . . . . . . . . . .                         824                     (358)
                                                                                         -------------             ------------

Cash flows from investing activities
   Purchase of property and equipment . . . . . . . . . . . . . . . . . .                        (184)                    (181)
                                                                                         -------------             ------------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . .                        (184)                    (181)
                                                                                         -------------             ------------

Cash flows from financing activities
   Net borrowings on the line of credit . . . . . . . . . . . . . . . . .                         230                      450
   Principal payments on long-term debt . . . . . . . . . . . . . . . . .                        (949)                    (633)
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . .                          63                       50
                                                                                         -------------             ------------
Net cash (used in) financing activities . . . . . . . . . . . . . . . . .                        (656)                    (133)
                                                                                         -------------             ------------

Net (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .                         (16)                    (672)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .                          72                      696
                                                                                         -------------             ------------

Cash and cash equivalents at the end of the period  . . . . . . . . . . .                $         56              $        24
                                                                                         =============             ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $        114              $        46
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .                         144                       34

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)      Basis of Presentation

         The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1994 for additional information, which is in the process of being restated.

         The financial information has been prepared in accordance with the Company's accounting practices. In the opinion of Management, the information presented reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1995, and the results of operations for the nine-month periods ended March 31, 1995 and 1994. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

         The Company's analytical laboratory operations have been presented as discontinued operations for income statement purposes and the assets and liabilities of the laboratory operations have been netted together and presented as a net liability on the balance sheet. Refer to page 7 of Note E, Notes to Consolidated Financial Statements for further information regarding the financial treatment of the real estate operations, which were spun-off to the shareholders on June 30, 1994.

         Certain Balance Sheet, Statement of Operations, and Statement of Cash Flows items have been restated for comparative financial statement purposes.

(B)      Debt

         Versar maintains a revolving bank line of credit for working capital purposes with a commercial bank which provides for advances up to $1,500,000. Borrowing availability under the line of credit agreement is restricted to the borrowing base of qualifying receivables, less $3,150,000. Borrowings on the line are at the prime rate of interest plus 2.5%, or 11.5% at March 31, 1995. The bank line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The loan is due
upon demand or September 30, 1995.   The Company must obtain the bank's
approval prior to paying dividends.

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

(D)      Discontinued Operation

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

(E)      Sarnia Corporation

         Sarnia Corporation (Sarnia), formerly Versar Virginia, Inc., owns and operates an 18.3 acre office park in Springfield, Virginia, consisting of two office buildings which aggregate 229,000 square feet. One building is primarily occupied by Versar and the other building by primarily unrelated third-party tenants.

         On June 30, 1994, Sarnia was spun-off to Versar shareholders. The spin-off was initially accounted for as a discontinuation of operations. However, the spin-off did not transfer the risks of ownership to Sarnia due to Versar's guarantee of Sarnia's $12.5 million debt at June 30, 1994. Therefore, the financial statements of the Company should have continued to include Sarnia's results of operations and financial position.

         The results of operations for Versar, Inc. for the quarters ended December 31, and September 30, 1994 previously reported and as restated to include Sarnia as follows (000's):

                                                         Six months ended       Three months ended
                                                        December 31, 1994         September 30, 1994
                                                       -------------------      ----------------------
Net income previously reported  . . . . . . . . .           $   262                  $    86
Provision for Sarnia losses (as restated) . . . .              (161)                     (86)
                                                            --------                 --------
Net income as restated  . . . . . . . . . . . . .               101                        0
                                                            ========                 ========

Income per share from continuing operations
    previously reported . . . . . . . . . . . . .               .05                      .02
                                                            ========                 ========
Income per share from continuing operations
    as restated   . . . . . . . . . . . . . . . .               .02                        0
                                                            ========                 ========
Net income per share previously reported  . . . .               .05                        0
                                                            ========                 ========
Net income per share as restated  . . . . . . . .           $   .02                  $     0
                                                            ========                 ========


The balance sheets at December 31, September 30, and June 30, 1994 will be restated to include the assets and liabilities of Sarnia which are as follows (000's):

                                                   December 31, 1994         September 30, 1994       June 30, 1994
                                                   -----------------         ------------------       -------------
Current assets of Sarnia transferred  . . . . . .           $   445                  $   463          $   357
Land and buildings, net . . . . . . . . . . . . .            12,765                   12,884           13,005
Current liabilities and the current portion
  of debt . . . . . . . . . . . . . . . . . . . .            (1,723)                  (1,686)            (648)
Mortgage and tax liabilities  . . . . . . . . . .           (12,656)                 (12,755)         (13,722)
                                                            --------                 --------         --------
Net liabilities of Sarnia transferred . . . . . .           $(1,169)                 $(1,094)         $(1,008)
                                                            ========                 ========         ========

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(E)      Sarnia Corporation (continued)

         The statement of operations for the year ended June 30, 1994 will be restated for the above items:

                                                                     For the year ended
                                                            As previously               As
                                                                 reported            restated
                                                                 --------           ----------
Revenues  . . . . . . . . . . . . . . . . . . . .           $42,764                  $42,764
Operating loss  . . . . . . . . . . . . . . . . .              (420)                  (1,264)
Loss from continuing operations . . . . . . . . .              (500)                  (2,653)
Loss from discontinued operations . . . . . . . .            (2,809)                  (2,266)
Cumulative effect of change in
    accounting principle  . . . . . . . . . . . .               556                      556
                                                            --------                 --------
Net loss  . . . . . . . . . . . . . . . . . . . .           $(2,753)                 $(4,363)
                                                            ========                 ========

Loss per share from continuing operations . . . .           $  (.11)                 $  (.59)
Loss per share from discontinued operations . . .              (.63)                    (.50)
Income per share from cumulative effect in
accounting  . . . . . . . . . . . . . . . . . . .               .13                      .12
                                                            --------                 --------
Net loss per share  . . . . . . . . . . . . . . .           $  (.61)                 $  (.97)
                                                            ========                 ========

         The adjustments to the financial statements include $1,614,000 to net income for items previously charged to equity. The components of the adjustment include a net tax liability of $1,309,000 as a result of the spin-off of Sarnia as Versar's tax assets could no longer be offset by Sarnia's tax liability, and $305,000 of spin-off costs. In addition, $543,000 of Sarnia's losses included as discontinued operations were moved to continuing operations.

         Versar may elect from time to time, in its sole discretion, to loan funds to Sarnia if needed by Sarnia to make its debt service payment on a timely basis, in order to avoid any call of Versar's guaranty.

         As a part of the transaction, Versar has entered into a 15-year lease in the 6850 building for 99,588 square feet at an initial rate of $13.49 per square foot. Also, the Company will lease 8,918 square feet of storage space at an initial rate of $8.00 per square foot. Both leases are subject to two percent escalation per year and readjustment every five years based upon the fair market rental. Certain financial and administrative activities will be performed by Versar for Sarnia at a fixed rate of $3,000 per month.

(F)      Contingencies

         The Company is a defendant in lawsuits that have arisen in the ordinary course of its business. Such lawsuits include actions brought by a former officer of the Company, certain customers, and some third parties are currently in various stages of litigation. Management believes that any adverse outcomes of these lawsuits will not have a material adverse effect of the Company's consolidated financial position and results of operations.

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(G)      Net Income (Loss) Per Share

         Income per share from continuing operations, loss per share from discontinued operations, and net income per share are computed by dividing each by the weighted average number of common shares outstanding during the applicable period being reported.

(H)      Common Stock

         In fiscal year 1995, Versar issued approximately 28,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1994 and 29,000 shares for the nine months of fiscal year 1995.

         In the fiscal year 1994, Versar issued approximately 296,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1994 and 1993.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The results of operations include the results of Versar and Sarnia Corporation (formerly a wholly owned subsidiary), which was spun-off to shareholders on June 30, 1994.

Third Quarter Comparison for Fiscal Years 1995 and 1994

         Versar's gross revenue for the third quarter ended March 31, 1995 totaled $10,054,000, a decrease of $199,000 (2%) compared to gross revenue of $10,253,000 for the same period in the prior year. The decrease in gross revenue was due to the winding down of the Company's USATHAMA Total Program Support and Metropolitan Washington Airport Authority contracts. These gross revenue reductions were partially offset with increased revenues provided through the Company's Air Force, San Francisco Airport, and Presideo contracts in the Company's Rocky Mountain and Pacific divisions.

         Purchased services and materials for the third quarter of fiscal year 1995 increased by $118,000 (5%) compared to costs for the comparable period of the previous year. The increase is principally due to the increased subcontract costs associated with the Company's Air Force contract mentioned above.

         Net service revenue is derived by deducting the costs of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by $317,000 (4%) compared to the third quarter of fiscal year 1994. The decrease is due to more competitive pricing and the lower level of gross revenue as mentioned above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue decreased to 82% in the third quarter of 1995 compared to 84% in the third quarter of fiscal year 1994. The decrease is attributable to improved labor utilization in the Rocky Mountain and Pacific divisions.

         Selling, general and administrative expenses approximated 18% of net service revenue in the third quarter of fiscal year 1995, compared to 17% in the third quarter of fiscal year 1994. The increase is due to increased proposal activities during the quarter.

         Other costs include costs and revenues that are not directly attributable to contracts. For the third quarter of fiscal year 1995, the Company recognized non-compete income of $12,000 compared to $20,000 recognized in the third quarter of fiscal year 1994. In the third quarter of fiscal year 1995 the Company reversed $160,000 of accrued real estate costs that were no longer required. In the third quarter of fiscal year 1994, the Company accrued $400,000 for other real estate losses and $456,000 for software and service contracts which were determined to be of limited future value.

         Losses on Sarnia operations are from the Company's real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership have not transferred, Sarnia's losses are included in Versar's financial statements. For the third quarter of fiscal year 1995, Sarnia had losses of $51,000 compared to $180,000 in the third quarter of fiscal year 1994. Sarnia's losses decreased due to increased rentals, other income, and tight management of expenses.

         Operating income for the third quarter of fiscal year 1995 was $190,000, an increase of $1,339,000 over the third quarter of fiscal year 1994. The increase is attributable to the decrease in direct costs of services and overhead and other costs.

         Interest expense during the third quarter of fiscal year 1995 decreased by $31,000 (57%) compared to costs for the comparable period of the previous year. The decrease reflects the lower level of utilization of the Company's line of credit and reduced long-term debt.

         Versar had a net income of $152,000 in the third quarter of fiscal year 1995 compared to a net loss of $3,657,000 in the third quarter of the prior fiscal year. The increase in income is primarily the result of management's decision to focus on the core consulting business by selling its analytical laboratory operations.

Nine Month Comparison for Fiscal Years 1995 and 1994

         Versar's gross revenue for the nine months ended March 31, 1995 totaled $28,837,000, a decrease of $3,846,000 (12%) compared to gross revenue of $32,683,000 for the nine months of fiscal year 1994. The decrease in gross revenue was due to the winding down of the Company's USATHAMA and Metropolitan Washington Airport Authority contracts, which are being performed by the Company's Atlantic division and Geomet subsidiary.

         Purchased services and materials for the nine months of fiscal year 1995 decreased by $2,237,000 (24%) compared to costs for the comparable period of the previous year. The decrease is principally due to the decrease in gross revenue as mentioned above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net service revenue decreased by 7% compared to the first nine months of fiscal year 1994. The decrease is due to the lower volume in gross revenue.

         The percentage of direct costs of services and overhead to net service revenue increased slightly to 82% in the first nine months of fiscal year 1995 compared to 81% in the first nine months of fiscal year 1994. The increase is attributable to more competitive pricing and lower markup earned from purchased services and materials due to the lower volume.

         Selling, general and administrative expenses approximated 16% of net service revenue in the first nine months of fiscal year 1995, compared to 18% in the first nine months of fiscal year 1994. The decrease is the result of management's continued efforts to reduce costs and maintain a stable relationship as a percentage of net service revenue.

         Other costs for the first nine months of fiscal year 1995 decreased by $992,000 over that reported in the previous fiscal year. The Company recognized $35,000 on non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. in the first nine months of fiscal year 1995 compared to $59,000 in the first nine months of fiscal year 1994. In the first nine months of fiscal year 1995, the Company reversed $160,000 of accrued real estate costs that were no longer required. In the first nine months of fiscal year 1994, the Company accrued $400,000 for other real estate losses and $456,000 for software and service contracts which were determined to be of limited future value.

         Losses on Sarnia operations are from the Company's real estate operations that were spun-off to shareholders on June 30, 1994. Losses on Sarnia operations for the first nine months decreased by $255,000 compared to costs for the comparable period of the previous year.

         Operating income for the first nine months of fiscal year 1995 was $385,000 an increase of $1,339,000 over the first nine months of fiscal year 1995. The increase is attributable to the lower other costs and maintaining stable cost relationships as a percentage of net service revenue.

         Interest expense during the first nine months of fiscal year 1995 increased by $11,000 (13%) compared to costs for the comparable period of the previous year. The increase reflects the assumption of $1,000,000 of debt from the spin-off of the Company's real estate operations and from higher interest rates.

         Versar had a net income of $254,000 for the first nine months of fiscal year 1995 compared to a net loss of $3,256,000 for the first nine months of fiscal year 1994. The increase is primarily the result of the provision for discontinued operations and other costs in fiscal year 1994 as discussed above.

Liquidity and Capital Resources

         The Company's working capital at March 31, 1995 approximated $5,265,000 or $4,000 higher than June 30, 1994. The increase is primarily due to Sarnia liabilities due under its mortgages that become current in fiscal year 1996. In addition, the Company's current ratio at March 31, 1995 was
1.66 to 1, slightly less than that reported at the end of fiscal year 1994.
The Company's revolving line of credit for working capital provides for advances up to $1,500,000. Borrowing availability under the line of credit is restricted to the borrowing base of qualifying receivables, less $3,150,000. Borrowings on the line are at the prime rate of interest plus 2.5%, or 11.5% at March 31, 1995. The Company uses the line of credit for short-term working capital needs, and at March 31, 1995, the Company had $230,000 borrowing under the line of credit and $1,270,000 of availability. The line of credit is due upon demand, or September 30, 1995. Management

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

believes that cash generated by operations and borrowings available from its line of credit will be adequate to meet the working capital needs for fiscal year 1995, provided the Company is successful in maintaining its profitability. At March 31, 1995, the Company was in compliance with the covenants of the line of credit. However, the bank is not required to make working capital advances if Versar is in non-compliance with the covenants of the Credit Facility, therefore, the Company cannot predict the bank's decision in advance of an actual default.

         One of the buildings in Springfield, Virginia, formerly held by the Company and spun-off to Sarnia, was refinanced on June 22, 1994 by a reducing term loan and is being amortized over a three-year period. The reducing term loan provides for sixty equal installments and certain quarterly installments over the term of the loan. This agreement has been renegotiated as part of the spin-off of Versar's real estate operations to its shareholders. At June 30, 1994, the total bank debt was approximately $13,450,000 of which Versar assumed $1,000,000 and the balance was retained by the real estate entity, Sarnia Corporation. At March 31, 1995, the balance of $234,400 of principal payments of the debt directly assumed by Versar is due in monthly installments during the remaining three months of fiscal year 1995, which will be paid out of current working capital. Versar may elect from time to time, in its sole discretion, to loan funds to Sarnia if needed by Sarnia to make its debt service payments on a timely basis, in order to avoid call of Versar's guaranty. Versar will continue to act as guarantor of the total debt should an event of default occur. Principal payments due under Sarnia's reducing revolving loan and term loan are approximately $1,406,000 and $1,342,000 in fiscal years 1996 and 1997, respectively. The remaining outstanding balance of $9,291,502 is due in May 1997. In fiscal year 1995 Sarnia has the capability to pay approximately $300,000 in principal payments. In fiscal years 1996 and 1997, Sarnia expects to have the capability to pay between $300,000 to $500,000 in principal payments. Therefore, Versar and Sarnia are currently seeking alternatives to refinance the existing debt in fiscal year 1995 in order to reduce the amount of principal payments and minimize Versar's guarantee of Sarnia's debt.

Divested Real Estate Spun-Off to Shareholders

         As previously reported, the Company's financial reporting of the spin-off of its real estate holdings in Sarnia Corporation on June 30, 1994, has been under review. The Company's independent accountants advised it to change its financial reporting to include the results of operations and financial position of Sarnia in the Company's audited financial statements for the fiscal year ended June 30, 1994 and for the first three quarters of 1995. The Company has therefore adopted the change for the third quarter and will restate its June 30, 1994 financial statements and its September and December 1994 quarterly filings.

         The Company is evaluating a number of alternatives to resolve this issue, including the refinancing of certain of Sarnia's outstanding debt to lessen the Company's guarantee with respect to such debt.





            THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

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

         Versar promptly filed appropriate post-trial motions seeking either a new trial or the entry of judgment in an amount less than the jury's verdict. On January 10, 1993, the Court granted Versar's motion, in part, and gave the plaintiff the choice of accepting the entry of judgment in the amount of $75,000, or retrying for a third time the amount of damages for the defamation claim. The Court also decided, as a matter of law, that the maximum amount Mr. Windolph could recover was $250,000 due to a statutory limit on non-economic damages. At the same time, the Court ordered the parties to participate in good faith in a mandatory settlement conference to try to settle this matter. The parties were unable to reach a settlement as a result of the settlement conference held in April, 1993, and the plaintiff has rejected the opportunity to have judgement entered for $75,000 or proceed with a new trial. On June 16, 1993, the trial court entered final judgement on all outstanding issues. The matter is now on appeal to the Colorado Court of Appeals by both parties. Both parties have filed briefs and oral argument took place on April 18, 1995. Versar's management believes that the possibility of a material adverse outcome in this case is unlikely.

         On June 24, 1992, William Levy, a real estate developer, on behalf of himself and Harper Realty, Inc., a company he controls filed an action in Illinois state court which was removed to federal court and is entitled William Levy and Harper Realty Trust v. Versar, Inc. Civil Action No. 92 C4836 the lawsuit alleges breach of contract and negligent misrepresentation as a result for failure to advise plaintiffs to test for certain contamination at a former commercial laundry site. Pursuant to motion by Versar the Court dismissed the breach of contract claim but refused to dismiss the claim for negligent misrepresentation on the pleadings alone. In a separate lawsuit in federal court, plaintiffs sued the prior owner under federal superfund law and state common law theories. In November 1993 in the second lawsuit, the court held the prior owner responsible for the contamination and all response and clean-up costs. In July 1994, Versar filed a motion for partial summary judgment on liability for future response costs in the Levy case which was denied by the
Court in April 1995.   The parties have recently engaged in settlement
negotiations but because of settlement of other claims by the Company there may not be sufficient insurance coverage to pay all of any settlement or judgement. However, based upon opinion of outside counsel, Versar's management believes it has meritorious defenses to this lawsuit and, further, an adverse result will not have a material adverse impact on the Company's consolidated financial position and results of operations.

         Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 Exhibit 27 - Financial Data Schedules

         (b)  Reports on Form 8-K
                 None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             VERSAR, INC.
                                   -----------------------------
                                              (Registrant)





                                   By: /s/ Lawrence W. Sinnott
                                      -----------------------------------------
                                       Lawrence W. Sinnott
                                       Vice President, Chief Financial
                                       Officer, and Treasurer (duly authorized
                                       officer and Principal Financial Officer)





Date:  May 22, 1995