Form 10-K
period 1995-06-30
VERSAR INC
filed 1995-09-28
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                                  COMMISSION FILE
      JUNE 30, 1995                                                           NO. 1-9309

                     -------------------------------------
                              [VERSAR INC. LOGO]
           (Exact name of registrant as specified in its charter)

                    DELAWARE                                                              54-0852979
      (State or other jurisdiction of                                       (I.R.S. employer identification no.)
       incorporation or organization)
 6850 VERSAR CENTER, SPRINGFIELD, VIRGINIA                                               22151
 (Address of principal executive offices)                                              (Zip code)

                                 (703) 750-3000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                            AMERICAN STOCK EXCHANGE
                  (Name of each exchange on which registered)
        Securities registered pursuant to Section 12(g) of Act:    NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
     -----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1995 was approximately $11,567,565.

  The number of shares of Common Stock outstanding as of September 1, 1995 was 4,850,169.

  The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 25 through 31 hereof.

                     -------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1995 Annual Meeting of Stockholders scheduled to be held on November 16, 1995 are incorporated by reference into
Part III thereof.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND & PERSPECTIVE

    Versar, Inc. ("Versar" or "the Company"), founded in 1969, is a nationally recognized full-service environmental engineering and consulting firm. From a network of 16 facilities located throughout the United States, Versar specializes in providing environmental risk management services to industry, government, and commercial clients.

    For the past four years, management has focused on rebuilding and restructuring Versar by establishing a focus and direction for the Company, increasing sales volume, reducing the overhead cost structure, disposing of highly leveraged real estate, divesting of unprofitable laboratory operations, reducing high legal fees, and increasing cash flow.

BUILDING THE BUSINESS BASE FOR FUTURE GROWTH

    Selling Versar Laboratories, Inc., debt retirement, and growing sales profitably are the three major challenges Versar has had to solve to rebuild shareholder value. Two of the three major challenges were finally resolved in late fiscal year 1994. By eliminating approximately $800,000 of laboratory pre-tax losses from operations, we had taken a major step toward the final challenge of growing sales profitably.

    This year, we have successfully stabilized operations and are in the process of completing our restructuring. Also we have focused Versar to be profitable although Versar's sales volume decreased by 9% compared to fiscal year 1994. When we began fiscal year 1995, we had improved cash flow, extensive tax benefits, lower debt, no major legal issues, a more competitive cost structure, and improved contract backlog. The outlook for Versar was much brighter. The key issue was how to turnaround new orders and backlog so that we could grow sales volume.

    In fiscal year 1995, we made good progress in expanding our DOD business and rebuilding our backlog. Revenues from the government sector, which contributed 64% of total revenue, gained 2% over last year. Rapid growth in this sector reflects spending by DOD agencies to clean up environmental problems at military bases, many of which are scheduled for closing. However, demand in the commercial market continued to be soft.

    During the last six months of fiscal year 1995, Versar had won 15 large federal, state and commercial contracts, which has boosted the Company's total backlog to $306 million. Of such backlog, approximately $23.5 million is funded, with the remaining $282.5 million of the backlog in unfunded contract capacity. Our challenge going forward is to fully develop these new contracts and enhance the value of our services by focusing on economic incentives and the application of new technologies to provide new services. For a further description regarding the Company's total backlog, see "BACKLOG" below. The Company believes that its total backlog helps to solidify its business base and sets forth a framework for possible future growth. Below is a summarization of the major new contracts that were awarded in fiscal year 1995:

Armstrong Laboratory - this is a five-year Indefinite Delivery / Indefinite Quanity (ID/IQ) support contract for a variety of health, safety, and environmental services with a potential value of $50 million. Contract work will involve support to Air Force facilities worldwide in areas of health risk assessment, industrial hygiene, radiological support, pollution prevention, environmental impact, clean air, clean water, and environmental compliance.

Wright Patterson AFB/ASC - this is a five-year ID/IQ contract with a potential value of $49 million. The contract is to provide support for environmental compliance, pollution prevention, environmental and land use planning, and environmental engineering for Wright-Patterson AFB and for eleven government-owned, contractor-operated (GOCO) aeorspace manufacturing facilities located across the United States.

Air Force Air Education and Training Command - this is a five-year ID/IQ contract with a potential value of $35 million. The contract is to provide pollution prevention, environmental compliance, program management support, installation restoration work, and other general environmental compliance support to AETC bases and units throughout the United States.

Norfolk COE - this is a five-year ID/IQ contract with a potential value of $40 million. The contract is to provide air compliance to assist the Department of Defense and other federal agencies in complying with the requirements of the Clean Air Act Amendments (CAAA) of 1990. This work includes the identification, monitoring, and installation of control technologies for a variety of air pollution emissions sources at federal installations. The contract also includes work on air toxins and assistance in complying with the Title V Operating Permit Program under the CAAA.

NASA Goddard Space Flight Center - this is a four-year ID/IQ with a potential value of $5 million. The contract is to perform a wide range of environmental services, including environmental NEPA assessments, environmental compliance support, as well as engineering, remedial design, construction oversight and emergency response support services.

Army Chemical Material Destruction Agency - GEOMET Technologies, Inc., a wholly-owned subsidiary of Versar, in conjuction with prime contractor Teledyne Brown Engineering, was awarded a contract with an estimated value of $5.4 million. The contract calls for the team to assemble the equipment and prove-out technologies necessary to safely clean up and dispose of hazardous chemical munitions at various Army sites.

Baltimore COE - this is a five-year ID/IQ contract with a potential value of $4 million. The contract will support the district's NEPA compliance, environmental review of the Corps projects, and design and evaluation of the Corps restoration activities.

Philadelphia COE - this is a four-year ID/IQ contract with a potential value of $3.5 million. The contract will support the district's civil works activities by providing biological/environmental services, primarily within the Delaware River basin and the upper Chesapeake Bay.

Natick ITAP - GEOMET Technologies, Inc., a wholly-owned subsidiary of Versar, was awarded for the design, development and initial production of an Improved Toxicological Agent Protective suit (ITAP). The contract has an estimated value of approximately $2.4 million.

Navy NFESC - This is a ID/IQ contract with a potential value of $30 million over 3 years to help the Navy to implement pollution prevention technology at Navy facilities worldwide. This procurement is in response to the Executive Order 12856 which requires that each of the services achieve a 50 percent reduction in the release of toxic chemicals or pollutants by 1999. Versar is a subcontractor to Parsons Engineering Sciences, and our share is 25 percent.

    In addition, Versar has won recompete contracts for the U.S. EPA valued at $3.4 million, and the State of Maryland Biological Integrator contract with an approximate value of $5 million.

    By having these contracts in place, the key to Versar's future revenue growth will be to develop these contracts by obtaining task orders to fully utilize the contracts capacities. While funding of these contracts is not assured due to federal budgetary cutbacks and changes in government priorities, management is taking steps to market these contracts in order to realize the maximum revenues from these contracts.

DIVESTITURE OF LABORATORY AND SPIN-OFF OF REAL ESTATE OPERATIONS

Spin-off of Real Estate and Sale of Laboratory Operations

        On May 4, 1994, the Board of Directors of Versar approved the spin-off of the real estate office park (owned and operated by Sarnia Corporation (Sarnia)) in Springfield, Virginia to the Versar stockholders and the divestiture of the laboratory operations of Versar Laboratories, Inc. The Board of Directors of Versar initially concluded, after consultation with its accounting and legal advisors, that these transactions were in the best interests of Versar and the Versar stockholders for a number of reasons, including: (i) that it would permit management of Versar and Sarnia to focus on its core business without regard to the corporate objectives and policies of the other company and (ii) it would permit investors to evaluate Versar more effectively. In addition, at the time the Board of Directors approved the spin-off of Sarnia, it was expected that the spin-off would provide Versar with greater access to capital than would be available to the Company prior to the spin-off because it was anticipated that Sarnia's performance would no longer negatively impact the Company's financial condition. On June 30, 1994, Sarnia was spun-off to shareholders. Subsequently, the assets of the laboratory operations were sold to a third party on August 1, 1994. However, these initial objectives have not yet been obtained since the divestiture of Sarnia cannot be accounted for as a divestiture, as discussed below.

Inclusion of Sarnia's Results of Operations and Financial Position

    The spin-off of Sarnia was initially accounted for as discontinued operations. Sarnia was spun-off on a legal and tax basis. Yet from an accounting standpoint, the spin-off did not relieve Versar of the risks of ownership due to Versar's guaranty of Sarnia's $12.5 million of debt at June 30, 1994. Therefore, the fiscal year 1994 financial statements of the Company were restated to include Sarnia's results of operations and financial position. The Company is evaluating a number of alternatives to resolve this issue, including obtaining additional equity for Sarnia or the refinancing of certain of Sarnia's outstanding debt to lessen the Company's guaranty of Sarnia's debt so the Company can, at a later date, account for the spin-off of the real estate operations as a divestiture. No assurances can be given that the Company will be successful in these attempts. Refer to Notes B and D in the Consolidated Financial Statements for futher information.

Tax Impact of Spin-off of Real Estate Operations

    The spin-off of the real estate operations triggered a taxable event in 1994 through an "Excess Loss Account" (losses recorded for tax purposes in excess of the investment due to accelerated depreciation). The excess loss account had a balance of approximately $5 million, which was offset by debt forgiveness by Versar of approximately $2.4 million, leaving $2.6 million of taxable income. At March 31, 1994, Versar had $9.5 million of future tax deductions including tax credits, which were reduced by approximately $2.4 million and applied to the remaining taxable income of $2.6 million as a result of the spin-off. This left Versar with approximately $6.8 million of future tax deductions at June 30, 1994, which the Company now believes it has a higher probability of utilizing due to the completion of the spin-off of Sarnia and the divestiture of the Company's laboratory business.

DEBT RETIREMENT

    Just over four years ago, Versar had approximately $27 million in debt. Through aggressive working capital management and the sale of non-core businesses the Company's total debt has been reduced to $12.8 million.

    The sale of Versar's manufacturing operations in 1991 represented an initial step in its strategy to retire long-term debt through selective divestitures. Consistent with this strategy, the Company also divested its interest in the Perland partnership in November 1991 and utilized the amounts received from that sale and amounts received in May 1992 from the early payout in the Gammaflux asset sale to reduce its long-term debt.

    In June 1994, the Company spun-off its real estate operations to its shareholders on a legal and tax basis. Sarnia Corporation (formerly Versar Virginia, Inc.) owns and manages the 18 acre site in Springfield, Virginia, along with the two office buildings that comprise approximately 229,000 square feet. As a part of the spin-off, Sarnia assumed approximately $12,450,000 of the building debt. Versar remained solely liable for the balance of $1,000,000, which was paid in fiscal year 1995, and continues to act as guarantor of Sarnia's debt, all of which becomes due in May 1997. As of June 30, 1995, the remaining Sarnia debt was $12.1 million. All of Sarnia's indebtedness is reflected on the Company's balance sheet contained in the financial statements included in this report.

LITIGATION

    Over the past three years, management has successfully resolved the Sterling lawsuit, the VA&E bankruptcy, and several other significant law suits. Due to resolution of these lawsuits, legal costs have been reduced from $748,000 in 1991 to $268,000 in 1995.

COST REDUCTIONS

    Other overhead cost reductions include the change in computer hardware and software. This lowered the Company's computer cost from approximately $2.4 million in 1992 to approximately $1 million in 1995. Versar's administrative staff has been reduced from 13.8% of total staff in fiscal year 1990 to 8.5% in fiscal year 1995. By consolidating into one building in Springfield, the Company was able to reduce occupancy expense and increase space leased to others. From fiscal year 1992 to fiscal year 1995, Versar has been able to reduce its rent expenses by $767,000 in its headquarters location in Springfield, Virginia.


CONSULTING CORE BUSINESS

    The following section is a review of the Company's consulting business.

    Versar works in partnership with government and industry to protect our common environment in a way that balances the need for economic growth with sustainable development of our natural resources. Versar responds to its partnerships by recognizing the uniqueness of each client . . . by becoming an involved member of its clients' organizations . . . a client-centered approach that builds client relationships, sets priorities, ensures proper allocation and control of resources, supports and encourages synergistic activities among the various elements of the organization, and monitors results. Our goal is to help our clients build environmental performance into each aspect of their organizational activities to enhance both their environmental performance and improve their bottom line. Versar achieves this goal by helping clients to be more active in preventing pollution, better manage the spectrum of environmental compliance, and apply innovative and cost-effective approaches to remediation or corrective action of past problems in our environment.

    Versar has a commitment to people and results, teamwork, technical excellence, total quality control, and cost-effective solutions for its clients' compliance and liability issues. Today's environmental challenges require an integrated multidisciplinary team actively assisting clients in making informed decisions and implementing them at the least cost. These challenges are driven by:

        - Complex and changing environmental regulations and the need for a more strategic approach to meet national and international environmental challenges in a way that allows industry to be profitable and competitive in a world market.

        - Increased emphasis on compliance management and recognition that pollution prevention and waste minimization are a necessary part of the long-term solution to local and national environmental challenges.

        - Competition for limited resources and a need for new and better technology to achieve pollution prevention and remediation goals more cost effectively.

    Versar helps its clients meet these challenges through its distinction as a full-service firm that emphasizes:

        - STRATEGIC PLANNING AND POLLUTION PREVENTION. These are Versar's trademark services capitalizing on its combined strengths in regulatory policy, information management, pollution control and treatment technology that emphasize pollution prevention.

        - TOTAL COMPLIANCE MANAGEMENT. A strategic approach and process of continuous improvement that permits senior management to view environmental compliance expenditures as business investments--an "Environmental Balance Sheet." Versar consults at the highest levels of industry and government where policy decisions are made.

        - CORRECTIVE/REMEDIAL ACTION. Program management and integration services for corrective/remedial action are necessary to assist our clients in getting better results at lower costs. Versar is forging long-term strategic relationships with architect and engineering and construction firms to provide a fully-integrated consulting/engineering/construction capability.


STRATEGIC PLANNING AND POLLUTION PREVENTION

    The Pollution Prevention Act of 1990 states that the prevention of pollution should occur at the source, and if generation of waste is unavoidable, then pollutants should be recycled in an environmentally safe manner. Provisions of the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, and the Clean Air Act Amendments of 1990 also emphasize pollution prevention. Pollution prevention planning is emerging as a new environmental ethic as regulators strive to develop better incentives for voluntary reduction of emissions and industries struggle to find better ways to meet environmental challenges in today's world economy.

    In 1991, the Environmental Protection Agency (EPA) issued a Pollution Prevention Strategy that has led to several nationwide programs, such as the 33/50 Program, the Green Lights Program, and revisions to Emergency Planning and Community Right-To-Know Act (EPCRA) including the Toxic Release Inventory
(TRI) Form R's, for reporting by industry on pollution prevention plans and progress. Also, on August 3, 1993, President Clinton signed Executive Order 12856, which requires all federal facilities to reduce their emissions by 50 percent by 1999. The order further requires agencies to comply with EPCRA, including annual submissions of TRI Form R reports.

    The EPA has also established several pollution prevention research programs in which Versar has played a key role. These are the Waste Reduction Innovative Technology Evaluation (WRITE) Program, Waste Reduction Assessment Program (WRAP), Emerging Technologies Program, and Waste Reduction Evaluation At Federal Sites (WREAFS) Program.

    The WREAFS program is best described as a series of assessments (performed by Versar, among others) to find ways to reduce or prevent pollution at a federal facility. About two-thirds of all WREAFS assessments have been performed at Department of Defense (DOD) sites. Also, Versar has supported the Defense Logistics Agency in its efforts to address a major problem, namely substituting nonhazardous solvents for the hazardous materials currently required in military specifications. Versar is also under contract with the U.S. Army Construction Engineering Research Laboratory (CERL) to support the Army's pollution prevention research efforts.

    State legislation and local ordinances have been adopted to encourage pollution prevention. In the past five years, about half the states have enacted some form of pollution prevention legislation that affects the way some industries operate. In the last few years, several Versar projects were conducted as the direct result of such legislation and the ensuing regulations. For example, Versar conducted a study for the petroleum industry, which initiated a program to evaluate methods of measuring pollution prevention in that industry's various operations. In a separate study, Versar assessed changes in waste generation for the waste treatment industry.

    Versar has been actively involved in pollution prevention since 1985. Versar has the experience, personnel, test facilities, first-hand knowledge, and proven approach to address pollution prevention program needs successfully in both the public and private sectors. Versar has developed a core department of senior process and environmental engineers who specialize in waste reduction engineering and design. Versar was instrumental in developing the original Waste Minimization Opportunity Assessment Manual for the EPA. This manual was subsequently adopted by many industrial firms as the standard for pollution prevention audits.

    In 1988, Versar initiated a service to develop corporate pollution prevention programs. Versar provides training to plant managers and engineers on how to focus on pollution problems and identify effective pollution prevention activities. Versar works with the managers on methods to audit their operations and identify the problem areas. Versar has conducted several training workshops for industry and DOD, resulting in several significant process changes made by participating managers at their facilities. The DOD is increasing its emphasis in the area of pollution prevention as a way to deal with increasing pressures on the Federal budget and deficit reduction as the military downsizes and realigns its mission. Several of Versar's new contracts are specifically focused on pollution prevention and compliance management. These include Wright-Patterson Air Force Base (AFB) Aeronautical Systems Center
(ASC), Air Force Education and Training Command, and the Navy NFESC in Port Huenume.

TOTAL COMPLIANCE MANAGEMENT

    Versar applies its strong regulatory background and information management capabilities to assist its clients in managing their environmental risks to prevent pollution, avoid problems, and help their bottom line. In effect, Versar is helping many of its clients make the change to an incentive approach to compliance, limiting their liabilities to protect their assets, while at the same time helping them remain competitive and improve their profitability. Understanding the environmental consequences of industrial processes starts with having the capability to monitor environmental emissions and performance of all process elements.

    Versar has developed specialized products to help its clients monitor their operations, meet regulatory reporting requirements, and make more informed decisions on investments that will enhance performance while reducing environmental costs over the long term:

    - Environmental Compliance Management System (ECMS) -- Versar's commercially available software, ECMS, is a comprehensive, integrated information management system. ECMS assists Versar's clients in managing environmental data and generating regulatory reports, such as the Form R, Discharge Monitoring Report, and Hazardous Waste Manifest. ECMS stores monitoring data from environmental compliance programs, provides reports for state and federal agencies, projects potential compliance problems, tracks environmental permits, and provides an automated calendar of activities. Several Fortune 100 companies use ECMS to manage their environmental data. Versar also has used the system to manage compliance monitoring and reporting at federal facilities.

    - SARA Corporate System (SCS) -- This Versar software product allows the collection, management, and analysis of corporate SARA Title III Form R data. The system aggregates all Form R information for all chemical releases, which allows prioritization of business decisions. Form R data is used by industry for emergency planning and demonstrating progress in emissions reductions to regulatory agencies and the public.

    Versar has entered into a "strategic alliance" with Honeywell Industrial Automative and Control Group, aimed at supporting clients in integrating environmental performance monitoring into plant operations by linking Versar's

ECMS with Honeywell's "Total Plant" TC 3000X master controller. Our goal is to use this alliance to demonstrate that improved economy and environmental performance can be achieved via pollution prevention and risk reduction strategies through better plant control.

    Thus far, Versar has successfully linked its ECMS system to Honeywell's TDC 3000X process controller so that plant operators can monitor environmental performance in real time. We made our first major sale this past year through Honeywell. We have also recently completed two small pilot contracts. Honeywell is preparing to formally roll out to its clients its new TCD 3000X with an Environmental Module, this fall. We expect the demand for this kind of product integration to grow as the EPA moves forward with its Enhanced Monitoring Regulations.

    COMPLIANCE ASSESSMENTS -- A key element in helping a client manage its environmental health and safety risk is to establish a plan for and to conduct comprehensive site/facilities assessments. Versar conducts a wide range of assessments and audits of industrial and government facilities. We also have initiated efforts to assist our clients in implementing the Standard ISO 9000 and pending ISO 14000 series requirements both to position the firm to provide technical consulting services worldwide and to assist our clients in developing and expanding overseas markets. We also now offer a turnkey "total compliance environmental management" service to our customers with the goal of serving as their environmental manager as they downsize and outsource more of their environmental work.

    Versar uses ECMS to help its clients make informed decisions to limit their liabilities and protect their assets so that they can be both environmentally responsible and profitable. Versar offers its clients health-risk-based decision-making, coupled with the ability to use the information to provide insightful means to solve environmental, health, and safety problems in a balanced fashion. We also have the expertise to communicate the problems and their solutions effectively to staff, regulators, and the public.
Manufacturers want to make useful products without injuring workers or causing harm to third parties or the environment. Distributors and retailers want customers to enjoy products without undue fear of being injured. Each business sector wants to comply with regulations, but at a cost that achieves corresponding benefit.

    Companies need to know what risks they may be assuming before an acquisition. They also need to recognize what liabilities can impact the value of properties in divestitures. Specifically, they need to guard against liabilities for pollution that occurred prior to an acquisition, and they need to consider the costs associated with any corrective actions required for the sale of properties. In conducting transactional due diligence assessments, Versar evaluates the liabilities of companies that are the subject of merger and acquisition efforts by Versar's clients. Versar also assists clients in developing and implementing plans for corrective actions. Versar also helps clients in developing and implementing strategies for obtaining stop loss insurance, financing, and tax deference in implementing cleanup of contaminated properties. Both onsite and offsite properties are evaluated. Onsite business activities, past and present, are evaluated to determine whether contamination of the site has already occurred and to assess the probability that contamination might occur in the future, given the present operating conditions. Likewise, offsite disposal practices, both past and present, are evaluated to determine the extent of any liabilities incurred because of offsite disposal practices. Versar assesses overall regulatory compliance, both for existing regulations and the potential impact of pending legislation.

    Versar conducts nearly a thousand transactional environmental audits annually for commercial and government clients. Many are performed at multiple sites nationwide under urgent deadlines. Versar also conducts large-scale environmental compliance assessments of major operating facilities for government and industry. Versar has for many years provided compliance management support to the DOD. As an example, for the Aeronautical Systems Center (ASC) of the U.S. Air Force, Versar has routinely performed environmental assessments at 11 government-owned, contractor-operated facilities to monitor and improve environmental compliance and management. The assessments followed the guidelines of the Air Force's Environmental Compliance and Management Program (ECAMP), which is an intensive multimedia assessment protocol for evaluating a facility's environmental management activities and compliance status. Versar will continue to provide compliance, as well as pollution prevention and engineering support, to ASC under our new $49 million contract at Wright-Patterson AFB. We also expect to provide similar services to the Air Force Education and Training Command as well as other DOD facilities worldwide under our new $50 million Air Force Armstrong Laboratories contract.

    AIR QUALITY SERVICES -- Versar offers the following air services:
emissions inventories and inventory tracking, air toxics/risk assessments, dispersion modeling, permitting/compliance status, and control technology. Versar has worked with over 100 industrial clients on air quality matters, including mining, electric utilities, chemical manufacturing, food processing, steel manufacturing, oil refineries, and other industries. We have worked with industry groups in evaluating the impact of regulations and helped them identify cost-effective strategies for complying with regulations. Versar has developed practical, innovative approaches for estimating emissions, performing urban-scale dispersion modeling analyses, and evaluating emerging control strategies for effectiveness and cost efficiency.

    Versar supported the DOD in determining the optimum strategy for complying with the 1990 Clean Air Act Amendments (CAAA) for Army, Navy, and Air Force bases. We have subsequently conducted emission inventories at over 40 installations and are in the process of supporting Title V permits for DOD installations worldwide under our new $40 million contract with the Norfolk District of the Army Corps of Engineers and the $50 million contract with the Air Force's Armstrong Laboratory. Representing industry, Versar participated in EPA roundtable discussions that helped focus the development of new regulations implementing the new amendments. For the State of Maryland, Versar prepared a regional assessment of the benefits of the amended CAAA with respect to nitrate deposition in the Chesapeake Bay. As in the past, Versar continues to provide permitting and compliance support to various commercial, industry, and utility clients across the nation.

    INDOOR ENVIRONMENTAL AND ENERGY SERVICES -- Indoor air quality and human comfort are two of the most important characteristics of the indoor environment affecting human health as well as worker productivity. Research indicates that pollutant levels in the air inside our homes and offices may be two to five times higher than the air outside. Because people generally spend 75 to 90 percent of their time indoors, the quality of indoor air has become a serious concern.

    Versar's subsidiary, GEOMET Technologies, Inc., is one of the pioneering firms in the area of indoor air quality, providing research and technical services to government, industry, and private clients since the early 1970s. In support of its research programs, GEOMET has developed a wide range of measurement and analysis capabilities that include radon, volatile organic compounds (VOCs), biological aerosols, carbon monoxide, nitrogen dioxide, particles, formaldehyde, inorganics, energy consumption, comfort factors, air infiltration, and pressured differentials. Indoor air quality, comfort, and energy studies have been performed in various types of environments, including single-family homes, apartments, mobile homes, public access buildings, laboratories, trains, and airline cabins.

    GEOMET also provides energy conservation, audit, and support services. Clients include the utility industries and the federal government. GEOMET is currently under contract with the United States Postal Service to conduct energy audits of its facilities in the eastern U.S.

CORRECTIVE/REMEDIAL ACTION

    Versar applies both its strong regulatory foundation and its experience base in compliance management to help clients take appropriate corrective or remedial action in dealing with contamination and pollution problems. Versar offers a strategic approach to accelerate cleanup and to reduce costs and liability. For example, we are currently supporting the Air Force in a pilot demonstration at Langley, AFB, in a partnering process whereby the regulations, the Base, and other stakeholders agree on issues, the approach to their resolution, and the use of alternative means of providing project oversight to reduce both the time and cost of cleanup. Versar's project teams combine the best of its regulatory, technology, design, and construction management expertise for each project to ensure that the most cost-effective solutions are developed to meet regulatory requirements. One integrated field team can support a project from characterization of the site or problem through implementation of corrective action or cleanup.

    Versar emphasizes a turnkey approach to the investigation, design, and remedial action process as much as practicable, whether it is a Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; Clean Water Act; or other response action. Examples of Versar's corrective/remedial action activities include remedial planning and implementation, comprehensive tank management services, and civil/infrastructure services.

    REMEDIAL PLANNING AND IMPLEMENTATION -- Versar has extensive experience in conducting multimedia investigations to characterize environmental contamination. It has performed subsurface contaminant investigations at multiple sites under contracts to the U.S. Army, Air Force, Navy, Coast Guard, Department of Energy, several states, and numerous private corporations. Versar's personnel have broad experience in sampling, analysis, and monitoring of multimedia pollutants. Versar is intimately familiar with the stringent EPA-directed sample collection and documentation protocols.

    Versar is in its second year of a 5-year, $50 million national contract for the Air Force Center of Environmental Excellence (AFCEE), performing environmental support services from preliminary assessment and site investigations through design and construction oversight. The Company currently has assignments at Lowry AFB in Colorado; Brooks AFB in Texas; Wurtsmith AFB in Michigan; Grissom AFB in Indiana; and Homestead AFB in Florida. Versar is also a prime contractor for environmental remedial action support work for the Army Environmental Center, the San Francisco Airport Authority, and the Army Corps of Engineers.

    COMPREHENSIVE TANK MANAGEMENT SERVICES -- In 1983, Versar began providing the full range of tank services required by tank owners. The heart of Versar's approach is an innovative risk rating and prioritization procedure that is used to cost-effectively schedule tank upgrading and replacement programs for clients with tanks at multiple locations. Versar has successfully applied the tank action planning process for clients with up to hundreds of tanks each.

    Versar prepares construction bid packages for tank replacements tailored to individual clients' needs and preferences. The Company also provides construction management services to verify to our clients that tank installations conform to the bid package requirements. To better meet its clients' needs, Versar has augmented its traditional strengths in geotechnical investigations/remediation services with 1) preparation of plans and specifications for new tank installations and 2) construction oversight to ensure that these specifications are achieved.

    Versar is now in its seventh year of a multi-year tank upgrading program for a major telecommunications company, involving 600 Underground Storage Tanks
(USTs) at more than 100 locations across a multi-state region. Versar is providing comprehensive tank services including: 1) scheduling and cost estimating; 2) design; 3) construction management; 4) release investigations/remediation and 5) all permitting and regulatory coordination.

    CIVIL/INFRASTRUCTURE SERVICES -- Versar continues to provide traditional design services for commercial, state, DOD, and DOE clients. One of Versar's Rocky Mountain Region principal clients is the State of Utah Department of Transportation, for which Versar has several major design projects for expressway upgrades, new interchanges, and environmental support work.

MARKETS AND CUSTOMERS

    Versar markets its services and technologies to governmental and industrial customers throughout the United States. Versar also services customers in Canada, the Pacific Trust Territories, and the Caribbean and will pursue international projects on a case-by-case basis, e.g., plant facilities or overseas operations of our U.S. clients. Versar's sales are technical in nature and involve senior technical and management professionals, supported by

Versar's marketing group. The Company uses a coordinated system of in-house sales staff and marketing managers, organized regionally. In fiscal year 1995, sales of approximately 36% of Versar's services and technologies were to private sector customers and 64% to governmental customers. Of the governmental customers, 53% was for the Department of Defense and 21% was for the EPA, through various contracts. Versar serves governmental customers both as a prime contractor and as a subcontractor.

    Versar has experienced no difficulty in obtaining supplies and materials used in its operations and relies on a broad range of suppliers, the loss of any of which would not have an adverse effect on the Company.

BACKLOG

    As of June 30, 1995, total backlog for Versar, including unfunded tasks and orders, was approximately $306 million, as compared to approximately $100 million as of June 30, 1994. Funded backlog for Versar was approximately $23.5 million, an increase of 18 percent compared to approximately $20.0 million as of June 30, 1994. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized and for which Versar and the client are contractually obligated to perform. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

COMPETITION

    Versar faces substantial competition in each market in which it operates. Versar competes primarily on its scientific, technological, and engineering expertise. To the extent that non-proprietary or conventional technologies are used, Versar also relies upon its experience and the experience of its subsidiary, GEOMET, as a basis for competition. Many companies, some of which have greater resources than Versar, participate in Versar's markets, and no assurance can be given that other companies, some of which may also have greater resources than Versar, will not enter its markets.

    Almost all contracts for Versar's services and technologies are obtained through competitive bidding. Industrial customers typically purchase these services and technologies after a thorough evaluation of price, service, experience, and quality. Although price is an important factor, it is not necessarily the determining factor, because contracts are often awarded in part on the basis of the efficiency of products and services.

    Government entities typically award contracts on the basis of technical qualifications and price. For technical services contracts, the majority of which are cost-plus-fixed-fee arrangements, technical qualifications are the primary factor followed by price competitiveness. In many of its technical service markets, Versar competes with many local, regional, and national firms on the basis of experience, reputation, and price.

EMPLOYEES

    At June 30, 1995, Versar had approximately 378 full-time employees, of which approximately 303 were engineers, scientists, and other professionals. Eighty-six percent of the Company's professional employees have a bachelors degree, 32% have a masters degree, and 5% have doctorate degrees.


MARKET DRIVING FORCES

    The likelihood of environmental noncompliance is increasing as legislation and implementing regulations become more stringent and greater emphasis is being placed on pollution prevention. The costs of noncompliance, including fines and cleanup, can be substantial. Because of this increased risk, environmental risk management has become a critical and complex process. Environmental laws and regulations affect nearly every industrial activity, as well as the agencies of the federal government and state and local governments charged with their enforcement. Versar believes that the current trend of increasingly restrictive legislative and regulatory requirements and enforcement will continue as a major driving force in its business, perpetuated, in part, by increasing public awareness. Versar also believes the 1990s mark the beginning of a cultural change by both government and industry in recognizing that pollution prevention and active compliance management are a necessary part of the long-term solution to the cleanup of our common environment, the protection of the public health and safety, and the preservation of our natural resources. The primary federal environmental programs affecting the demand for Versar's products and services in the future are as follows:

        -    The Clean Air Act (CAA)
        -    The Pollution Prevention Act
        - Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA or Superfund); Superfund Amendments and Re-authorization Act of 1986 (SARA)
        -    Resource Conservation and Recovery Act of 1976 (RCRA)
        -    Toxic Substances Control Act of 1976 (TSCA)
        -    Clean Water Act (CWA)
        -    The National Environmental Policy Act (NEPA)
        -    Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)
        -    Federal Facilities Compliance Act (FFCA)

    THE CLEAN AIR ACT (CAA) -- The Clean Air Act was significantly amended in 1970, 1977, and 1990. More than 20 times longer than the original CAA, the 1990 Amendments contained some of the most complex environmental legislation ever passed, both in the level of detail and the range of facilities affected. Work involving the CAA is expected to shift increasingly from a study-based phase to promulgation of control technology requirements. The 1990 Amendments significantly revamped the earlier legislation by adding new requirements and strengthening others to: 1) reduce smog and other pollutants in urban areas;
2) control motor vehicle emissions; 3) reduce emissions of hazardous air pollutants and the accompanying risks; 4) impose an entirely new system for permitting operational air pollution sources; 5) reduce or eliminate emissions of air pollutants that damage the stratospheric ozone layer; and 6) expand substantially the power of the EPA and the states to enforce air pollution regulations via significant fines or jail sentences.

    Meeting the ambitious implementation schedule of the CAA is a challenge for both government and industry because of unparalleled requirements to control and reduce a wide variety of air emissions. With an emphasis on prevention and improved pollution control technology, expenditures to meet the new requirements are projected in ranges that average $25 billion per year for at least the next 10 years.

    The total impact of the 1990 CAA legislation on a business may not be determined for many years. One fact, however, is becoming increasingly clear -- good facility emissions inventory data and proper interpretation of data are critical to businesses. Versar's expertise and experience in regulatory interpretation, data management, emission inventory development, pollutant monitoring, and control technology allow it to assist clients in addressing these critical elements. Versar promotes the development of an integrated air strategy to CAA-related issues.

    THE POLLUTION PREVENTION ACT -- The Pollution Prevention Act of 1990 established as national policy that pollution be prevented or reduced at the source. The act set up a hierarchy for prioritizing pollution prevention actions that puts source reduction and closed-loop recycling as most desirable, and recycle/reuse/reclamation of wastes as second priority, followed by waste treatment, and lastly, waste disposal. The Act required EPA to establish a source reduction program that collects and disseminates information, to provide funding for states, and to create a Pollution Prevention Office. Several states also have passed pollution prevention legislation. For example, the New Jersey Department of Environmental Protection has enacted programs that encourage or require pollution prevention, and numerous additional states can be expected to follow suit in the next few years, as the regulatory emphasis moves away from treating and disposing of hazardous wastes and toward reducing wastes at the source.

    Though encouraging pollution prevention, the Pollution Prevention Act, and certain provisions of the CAA Amendments, are nonregulatory in nature. In 1991, the EPA issued a Pollution Prevention Strategy with two objectives: 1) to provide guidance and direction for incorporating pollution prevention into EPA programs and 2) to develop a program that achieved short-term progress in preventing pollution. The latter objective led to several nationwide programs, such as the 33/50 Program, the Green Lights Program, and the revisions to
Section 313, Form R, for reporting by industry on pollution prevention plans and progress.

    COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 (CERCLA OR SUPERFUND); SUPERFUND AMENDMENTS AND REAUTHORIZATION ACT OF 1986 (SARA) -- The Superfund, the nation's hazardous waste cleanup program, was created by CERCLA. The program was enlarged and reauthorized by SARA. The appropriations for Superfund have averaged about $1.5 billion annually in recent years, although congressional proposals for 1996 may result in this level being decreased to $1 billion per year. CERCLA addresses problems created by past waste disposal practices by providing a means for identifying and cleaning up hazardous waste sites. Through CERCLA, EPA is authorized to compel responsible parties to clean up abandoned hazardous waste sites. Where responsible parties cannot be identified, funds for cleanup are authorized through the Superfund Trust Fund.

    Versar has provided oversight at over 100 CERCLA sites and has also performed numerous work assignments for potentially responsible parties (PRPs) at CERCLA sites. These assignments have included several quick-response actions. Typical activities for Versar under CERCLA include preparation of remedial investigation/feasibility studies (RI/FS); review of RI/FS work plans, health and safety plans, and sampling plans prepared by PRPs; remediation; oversight of all onsite sampling activities; oversight of cleanup activities, and progress reporting to the EPA and PRPs.

    RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 (RCRA) -- RCRA, the nation's basic statute for regulating the management of hazardous and solid wastes, defined solid and hazardous waste, authorized the EPA to set standards for facilities that generate or manage hazardous waste and established a permit program for hazardous waste treatment, storage, and disposal facilities. Generators of hazardous waste frequently rely on firms with technical qualifications and expertise to treat hazardous waste and ensure compliance with the complex regulations.

    Additionally, RCRA also established a program to regulate USTs. This requires most industrial companies to obtain broad expertise from outside consulting services in design and construction management of tank replacements and remediation of releases. It is estimated that the tank services market represents approximately $38 billion over the next five years. The primary force fueling this market is the 1988 federal regulation requiring that at least 1.5 million USTs be upgraded or replaced by 1998.

    FEDERAL FACILITY COMPLIANCE ACT - A major set of amendments to RCRA was the Federal Facility Compliance Act (FFCA) of 1992, which resolves the legal question of whether federal facilities are subject to enforcement actions under RCRA by unequivocally waiving the government's sovereign immunity from prosecution. As a result, states, EPA, and the Department of Justice can enforce the provisions of RCRA against federal facilities, and federal departments and agencies can be subjected to injunctions, administrative orders, or penalties for noncompliance. Furthermore, federal employees may be subject to criminal sanctions, including both fines and imprisonment, under any federal or state solid or hazardous waste law. The FFCA is a key driver supporting the Company's pollution prevention and compliance management marketing thrust in the government sector.

    TOXIC SUBSTANCES CONTROL ACT OF 1976 (TSCA) -- TSCA authorizes the EPA to gather information about the toxicity of particular chemicals, to require testing, if needed, to assess the extent to which humans and the environment are at risk from these chemicals, and to regulate the manufacturing, processing, storing, disposing, and cleanup of these chemicals. Examples of regulated chemicals are polychlorinated byphenyls (PCBs), chlorofluorocarbons (CFCs), and asbestos in schools. Versar has supported the EPA in information gathering on chemical risks from manufacturing and processing of chemicals and assisted in assessing the need for toxicity and exposure testing for both new and existing chemicals. Versar has provided technical support in assessing exposure and risk from numerous existing chemicals, including PCBs, CFCs, asbestos, lead, and many others. Versar's support has included database development, methods development, computer model development, and integrated exposure/risk assessments.

    CLEAN WATER ACT (CWA) -- The CWA, originally the Federal Water Pollution Control Act of 1972, as amended, establishes a system of standards, permits, and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law establishes the EPA's authority to set treatment standards for industries and wastewater treatment plants and provides federal grants to assist municipalities in complying with the new standards. Since 1977, Versar has supported the EPA's Office of Water in assessing the environmental impact of proposed regulations and provided support during the gathering and analysis of information as well as developing and maintaining the related database. The EPA also developed a contaminated sediment management strategy that includes a Versar-developed inventory of point-source contaminant releases. The reauthorization of the CWA is under consideration by Congress, the outcome is likely to involve a heavier emphasis on control of toxic substances and ecosystems, as well as sludge management. On October 30, 1990, EPA promulgated rules regulating the discharge of stormwater under the authority of the Clean Water Act, as amended by the Water Quality Act of 1987. Stormwater is defined as water discharged from a point source such as a pipe or a ditch, not water running off property in sheet flow. The EPA faces two separate deadlines for permitting of stormwater: two years for discharges associated with industrial activity or discharges from municipal separate storm sewer systems serving 250,000 or more, and four years for discharges from municipal separate storm sewer systems serving 100,000 or more. Meeting these deadlines has increased the demand for stormwater permitting. Versar entered this market by providing four major companies with support in obtaining permits for their facilities.

    THE NATIONAL ENVIRONMENTAL POLICY ACT (NEPA) -- NEPA requires that a detailed statement be prepared for each major federal action (including municipal private projects requiring federal funding or action) significantly affecting the quality of the human environment. This statement must address the environmental impact of the proposed action, unavoidable environmental concerns, alternatives, the relationship between short-term uses and long-term productivity, and irreversible commitments of resources involved in the proposed action. All federal agencies are subject to NEPA, with very few exceptions.

    Versar has over 20 years of experience in conducting environmental impact assessments and ecological studies for a wide range of projects, activities, and regulatory actions. Versar has provided environmental assessments to both public and private clients, including DOD, the Department of Interior, Federal Energy Regulatory Commission, the U.S. Postal Service, state highway departments, mining companies, oil companies, and public utilities.

    FEDERAL INSECTICIDE, FUNGICIDE, AND RODENTICIDE ACT (FIFRA) -- FIFRA, first passed in 1972, was later amended in 1975 and 1988. It covers the registration, use, and recordkeeping of chemicals and other products used as pesticides. The 1988 amendments covered re-registration fees, indemnification by the EPA of the owners of unused stocks of banned pesticides, and storage and disposal of banned pesticides.

    Under FIFRA, Versar assists the EPA with regulatory issues, including re-registration of new pesticides. Critical to each risk benefit analysis is the evaluation of the human potential for exposure to pesticides and occupational and residential settings. Versar is the EPA's prime support contractor for this effort. As part of this effort, Versar routinely evaluates data submitted to the EPA by manufacturers under pesticide assessment guidelines. Additionally, Versar recently released the Pesticide Handlers Exposure Data Base, which is the result of a joint effort among the EPA, Health and Welfare Canada, and the National Agricultural Chemical Association. Versar also assisted the EPA in a revision of the technical guidelines for determining post-application human exposure in commercial and residential settings.

ITEM 2.  PROPERTIES

    The Company's executive office is located in a building in Springfield, Virginia, a suburb of Washington, D.C., leased from Sarnia Corporation, which was spun-off by the Company to its shareholders in June 1994 but, as previously discussed, continues to be consolidated in the Company's financial statements. On June 29, 1994, Versar initially rented 99,588 and 8,918 square feet of space from Sarnia at a rate of $13.49 and $8.00 per foot, respectively. Both spaces were subject to 2% annual rent escalators. In June of 1995, Versar reduced the 99,588 square foot space to 73,371 square feet and increased the related escalation to 4%. The leases now occupy 36% of Sarnia's total space. Both lease streams are subject to adjustment on June 1, 1999 and 2004. In these years, the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

    As of September 1, 1995, the Company had under lease approximately 190,000 square feet (including Sarnia) of office and laboratory space in the following locations: Springfield, VA; Tempe, AZ; Alameda and Fair Oaks, CA; Northglenn, CO; Miami, FL; Lombard, IL; Eden Prairie, MN; Columbia, Gaithersburg, and Germantown, MD; Cincinnati, OH; Bristol, PA; San Antonio, TX, and American Fork, UT. These leases are generally for terms of five years or less.

    Versar believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs.

ITEM 3.  LEGAL PROCEEDINGS

    On June 28, 1990, Gary R. Windolph, a former officer and director of Versar Architects & Engineers, Inc. ("VA&E", formerly ARIX Corporation, a former subsidiary of Versar, which was merged into the parent in July 1993) and a former officer of Versar, filed an action in the District Court for the City and County of Denver, State of Colorado, entitled Gary R. Windolph v. ARIX Corporation, Versar, Inc., et al., Case NO. 90-CV-7155. On October 21, 1991, jury returned verdicts for Mr. Windolph on two defamation claims against the Company and awarded him damages in the amount of $200,000. The jury also returned verdicts for Mr. Windolph on certain of his statutory and common law securities claims and awarded damages in the amount of $1.00 each on all such claims. On January 6, 1992, the Court ruled that, based upon the evidence presented at trial, the $200,000 awarded to Mr. Windolph by the jury was excessive as a matter of law and ordered a new damage trial on those claims. The retrial of damages on these claims ended on October 21, 1992 with the jury returning a verdict against Versar in the total amount of $1,000,001 including $500,000 for damages to Mr. Windolph's reputation and $500,001 for personal humiliation, mental anguish and suffering.

    Versar promptly filed appropriate post-trial motions seeking either a new trial or the entry of judgment in an amount less than the jury's verdict. On January 10, 1993, the Court granted Versar's motion, in part, and gave the plaintiff the choice of accepting the entry of judgment in the amount of $75,000, or retrying for a third time the amount of damages for the defamation claim. The Court also decided, as a matter of law, that the maximum amount Mr. Windolph could recover was $250,000 due to a statutory limit on non-economic damages. At the same time, the Court ordered the parties to participate in good faith in a mandatory settlement conference to try to settle this matter. The parties were unable to reach a settlement as a result of the settlement conference held in April, 1993, and the plaintiff rejected the opportunity to have judgment entered for $75,000 or proceed with a new trial. On June 16, 1993, the trial court entered final judgment on all outstanding issues.

    Both parties appealed to the Colorado Court of Appeals. On May 25, 1995 the Court issued its decision affirming in part, reversing in part and remanding a part of the case to the trial court. The Court of Appeals reversed the trial court's dismissal of Windolph's promissory estoppel claim, and remanded with directions for a new trial on that matter only. The Court of Appeals affirmed the trial court as to all other matters, including the trial court's refusal to enter judgment in Windolph's favor on the two jury verdicts relating to the defamation claim. Both parties filed motions for rehearing with the Court of Appeals, which were denied on August 10, 1995.

    In September 1995, Windolph sought review of this case by the Colorado Supreme Court. It is impossible to predict whether the Colorado Supreme Court will elect to hear some or all of the issues Windolph would seek to raise. However, based on the Court of Appeals' decision and consultation with counsel, Versar's management believes the outcome of this lawsuit will not have a material impact on Versar's consolidated financial position or results of operations.

    On June 24, 1992, William Levy, a real estate developer, on behalf of himself and Harper Realty, Inc., a company he controls, filed an action in Illinois state court which was removed to federal court and is entitled William Levy and Harper Realty Trust v. Versar, Inc. Civil Action No. 92 C4836. The lawsuit alleges breach of contract and negligent misrepresentation as a result of Versar's alleged failure to advise plaintiffs to test for certain contamination at a former commercial laundry site. The parties settled this matter in August 1995, and the results of the settlement did not have a material adverse impact on the Company's consolidated financial position and results of operations.

    Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1995.

EXECUTIVE OFFICERS

The current executive officers of Versar, and their ages as of September 1, 1995, their current offices or positions and their business experience for the past five years are set forth below.

NAME                          AGE          POSITION WITH THE COMPANY
----                          ---          -------------------------
Benjamin M. Rawls             54           Chairman, Chief Executive
                                           Officer and President

Thomas S. Rooney              61           Executive Vice President and
                                           Chief Operating Officer

Robert L. Durfee              59           Executive Vice President,
                                           President, GEOMET Technologies, Inc.

Lawrence A. White             52           Executive Vice President

Lawrence W. Sinnott           33           Vice President,
                                           Chief Financial Officer and Treasurer

James C. Dobbs                50           Vice President, General Counsel and
                                           Secretary

Gayaneh Contos                59           Senior Vice President


        BENJAMIN M. RAWLS, M.B.A., joined Versar as President and Chief Executive Officer in April 1991. He became Chairman of the Board in November 1993. From 1988 to April 1991, Mr. Rawls was President and Chief Executive Officer of Rawls Associates, Inc., a management consulting firm. Mr. Rawls was President and Chief Executive Officer of R-C Holding, Inc. (now Air & Water Technologies Corporation) from 1987 to 1988 and was Chairman of Metcalf & Eddy, Inc., a subsidiary of Research-Cottrell, Inc., from 1984 to 1988.

        THOMAS S. ROONEY, P.E., B.S.C.E., joined Versar in 1991 as Executive Vice President and Chief Operating Officer. From 1989 to 1991, Mr. Rooney was the President of Rooney Consulting, Inc., an environmental engineering company in Haddonfield, New York. Between 1987 and 1989, he was President of Orfa Corporation, a company that built and operated plants that recycle municipal solid waste into useful end products.

        ROBERT L. DURFEE, Ph.D., is a co-founder of Versar and has been President of GEOMET Technologies, Inc., a subsidiary of the Company, since 1991. Prior to that, Dr. Durfee managed all environmental services provided by Versar, Inc.

        LAWRENCE A. WHITE, P.E., M.E.A., joined Versar in 1992 as Executive Vice President, Corporate Development. From 1990 to 1992, Mr. White was the Senior Vice President, Corporate Development for Dynamac Corporation in the firm's marketing, sales, proposals, and client development areas and Group Vice President of Roy F. Weston, Inc. between 1983 and 1990, where he managed major programs and served as principal consultant to numerous government and industrial clients.

        LAWRENCE W. SINNOTT, CPA, B.S., joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993, he was elected Treasurer and Corporate Controller. In 1994, he became Vice President, Chief Financial Officer and Treasurer. From 1989 to 1991, he was Controller of a venture capital company, Defense Group, Inc.

        JAMES C. DOBBS, L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.

        GAYANEH CONTOS, B.S., joined Versar in 1974, was elected Vice President in 1985 and a Senior Vice President in 1989. Since 1980, she has been responsible for supervising the majority of the Company's contracts with EPA.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        The Company's common stock is traded on the American Stock Exchange, under the symbol VSR. At June 30, 1995, the Company had 826 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low closing prices as reported during fiscal years 1995 and 1994 are presented below.

           Fiscal Year                                        High            Low
-----------------------------                               --------       --------
1995     4th Quarter  . . . . . . . . . . .                $ 3.438          $ 2.625
         3rd Quarter  . . . . . . . . . . .                  3.125            2.000
         2nd Quarter  . . . . . . . . . . .                  4.000            2.563
         1st Quarter  . . . . . . . . . . .                  3.938            2.875


           Fiscal Year                                      High              Low
-----------------------------                             --------         --------
1994     4th Quarter  . . . . . . . . . . .                $ 4.000          $ 2.938
         3rd Quarter  . . . . . . . . . . .                  3.875            3.000
         2nd Quarter  . . . . . . . . . . .                  4.063            3.000
         1st Quarter  . . . . . . . . . . .                  3.313            2.313


         No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit, approval would be required from the Company's primary bank for the payment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                            For the years ended June 30,
                                                           ------------------------------------------------------------------
                                                        1995              1994           1993            1992             1991
                                                    ------------      -----------     -----------    -----------      -----------
                                                                  (In thousands, except per share data)
Consolidated Statement of Operations
   related data:

Gross Revenue . . . . . . . . . . . . . . .        $  39,090         $  42,764      $  43,012       $  48,519       $   51,864
Net Service Revenue . . . . . . . . . . . .           29,347            31,032         32,980          35,325           38,777
Operating Income (Loss) . . . . . . . . . .              560            (1,269)           853           1,663           (1,720)
Income (Loss) from continuing
  operations  . . . . . . . . . . . . . . .              458            (2,658)          (590)           (262)          (3,076)
Net Income (Loss) . . . . . . . . . . . . .              458            (4,367)        (1,093)           (996)          (2,615)
Income (Loss) per share from continuing
  operations  . . . . . . . . . . . . . . .        $     .10         $    (.59)     $    (.14)      $    (.06)      $     (.78)
Net Income (Loss) per share . . . . . . . .        $     .10         $    (.97)     $    (.27)      $    (.25)      $     (.67)
Weighted average shares outstanding . . . .            4,794             4,481          4,093           3,945            3,921

Consolidated Balance Sheet related data:

Working Capital . . . . . . . . . . . . . .        $   5,425         $   5,261      $   7,627       $   8,513       $    4,140
Current Ratio . . . . . . . . . . . . . . .             1.64              1.68           1.98            1.76             1.18
Total assets  . . . . . . . . . . . . . . .           28,195            27,782         31,922          37,733           48,857

Current Portion of Long-term Debt . . . . .              335             1,201          1,198           2,072           13,298
Long-Term Debt  . . . . . . . . . . . . . .                4                17         13,494          15,518           13,475
Mortgage Debt of Sarnia . . . . . . . . . .           12,062            12,403            ---             ---              ---
                                                   ----------        ----------     ----------      ----------      -----------
Total Debt  . . . . . . . . . . . . . . . .           12,401            13,621         14,692          17,590           26,773

Stockholders' equity  . . . . . . . . . . .        $   6,290         $   5,261      $   8,690       $   8,951       $    9,917

         Certain amounts in years prior to fiscal year 1994 have been reclassified to reflect Versar Laboratories, Inc. and Gammaflux, Inc. as discontinued operations for comparative purposes. In addition, Versar has included the results of operations and financial position of Sarnia, which was spun-off to shareholders in fiscal year 1994. See Notes B and D of the Notes to Consolidated Financial Statements for further information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         Versar's gross revenue from continuing operations for fiscal year 1995 totalled $39,090,000, or $3,674,000 (9%) below fiscal year 1994 gross revenue of $42,764,000. Gross revenue for fiscal year 1994 was $248,000 (1%) below that reported in fiscal year 1993. Due to the Sarnia spin-off in June 1994, real estate revenues are excluded for fiscal years 1995 and 1994. For fiscal year 1993, real estate revenues from unrelated third parties were $879,000 and are included in the Company's gross revenues. Discontinued subsidiaries Versar Laboratories, Inc. and Gammaflux, Inc. have been presented as discontinued operations in Versar's Consolidated Financial Statements.

The reduction in Versar's revenue in the 1995 fiscal year was primarily due to the winding down of the Company's USATHAMA and Metropolitan Washington Airport Authority contracts in the Company's Atlantic division and the completion of the Company's EPA OMMSQA contract in the fourth quarter of fiscal year 1995. These reductions were partially offset through increased revenues through the Company's Air Force and Presideo contracts. As reflected in the table on page 21, government revenue represented 64% of the total revenue in 1995, compared to 62% in 1994 and 60% in 1993. This is the result of a continued soft demand in the commercial market and increased task orders on the Company's Air Force contract.

         Purchased services and materials for fiscal year 1995 totalled $9,743,000 or $1,989,000 (17%) lower than fiscal year 1994 purchased services and materials. Purchased services and materials for fiscal year 1994 were $1,700,000 (17%) higher than that reported for fiscal year 1993. The decrease in 1995 was principally due to the decrease in gross revenue as mentioned above. The increase in 1994 was contributed to by higher subcontractor efforts on USATHAMA contract.

         Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead. The percentage of these costs to net service revenue decreased to 81% in 1995 compared to 82.2% in 1994 and 82.5% in 1993. The decrease in the percentage of costs in 1995 compared to 1994 is attributable to improved labor utilization primarily in the Company's Rocky Mountain and Pacific regions. The decrease in 1994 compared to 1993 is attributed to the reversal of certain accrued contract costs which ultimately were not incurred.

         Selling, general and administrative expenses approximated 17.0% of net service revenue in 1995, compared to 16.6% in 1994 and 17.7% in 1993. The slight increase is due to the reduced gross revenue as mentioned above. The decrease in 1994 was primarily related to the consolidation of Versar Architects & Engineers, Inc. into Versar and the elimination of duplicate administrative functions.

         Other (income) costs include costs and revenues that are not directly attributable to contracts. In fiscal year 1995, the Company recognized non-compete income from the sale of its majority-owned subsidiary Gammaflux, Inc. of $47,000, compared to $78,000 in fiscal year 1994. The remaining $214,000 was due to the reversal of $174,000 of accruals of anticipated costs that were ultimately not incurred as a result of winning new contracts and the reduction of other non-operating reserves of $40,000. In fiscal year 1994, the remaining $1,161,000 of other costs is for $400,000 of other real estate losses, $305,000 of transaction costs associated with the spin-off of Sarnia, and $456,000 for software and service contracts which were determined to be of limited future value. In fiscal year 1993, $132,000 was recognized in Gammaflux non-compete income, and the balance of $791,000 of other costs represent the reversal of a bankruptcy reserve when Versar Architects & Engineers, Inc. emerged out of Chapter 11 proceedings thus resolving the collectability of a receivable from VA&E to Versar.

         Losses on Sarnia operations of $270,000 were recorded in fiscal year 1995, compared to losses of $544,000 in fiscal year 1994. The losses were recorded as a separate line item due to the spin-off of Versar's real estate entity to shareholders at June 30, 1994. Fiscal year 1993 results for Sarnia are fully consolidated in the Company's Statements of Operations. For fiscal years 1995 and 1994, Versar included rental expenses of $1,415,000 and $1,451,000, respectively, while such income is reflected in Sarnia's losses.

         Operating income for 1995 was $560,000, an increase of $1,829,00 over fiscal year 1994. The increase is primarily due to decreased other costs and direct costs of services and overhead as discussed above. Operating loss for fiscal year 1994 increased by $2,122,000 from 1993, which was primarily attributable to the increase in other costs and losses from Sarnia operations.

         Interest expense (excluding Sarnia) in 1995 was $158,000, an increase of $101,000 from 1994. The increase is due to Versar's assumption of $1,000,000 of debt from Sarnia, which was paid off in full in fiscal year 1995. Interest expense in 1994 was $57,000, a decrease of $1,363,000 from 1993. Sarnia's interest expense related to its mortgages of $1,154,000 has been included in the losses on Sarnia operations in fiscal year 1994.

         Versar's benefit for income taxes for fiscal year 1995 was $56,000, compared to a provision of $1,332,000 in 1994. In fiscal year 1994, the Company recorded $1,309,000 in tax expense as a result of the spin-off of Sarnia. A valuation allowance was provided for Versar's deferred tax assets which could no longer be offset with Sarnia's deferred tax liabilities. Refer to Note J of the Notes to Financial Statements.

         Losses from discontinued operations for 1994 were $2,265,000, compared to $801,000 in 1993, an increase of $1,464,000. The increase in the loss was attributable to the provision of $1,600,000 recorded by the Company during the third quarter of fiscal year 1994 to discontinue the laboratory operations.

         In fiscal year 1993, the Company recognized $298,000 of extraordinary income due to the forgiveness of debt related to VA&E's emergence from Chapter 11 bankruptcy proceedings in February 1993.

         In the first quarter of 1994, the Company recognized $556,000 of income with the adoption of SFAS 109, "Accounting for Income Taxes," which required the Company to compute deferred taxes using the liability method.

         In summary, Versar experienced a net income of $458,000 in fiscal year 1995, compared to a net loss of $4,367,000 in fiscal year 1994 and a net loss of $1,093,000 in fiscal year 1993.

REVENUE

         Versar provides environmental risk management services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:


                                                               Years ended June 30,
                                      ------------------------------------------------------------------------

                                          1995                          1994                      1993
                                      ----------------       ----------------------      ---------------------
                                                    (In thousands, except for percentages)
Government
         EPA                          $   5,375       14%      $   6,151       15%        $  6,400       15%
         State & Local                    4,607       12%          7,797       18%           7,062       16%
         Department
            of Defense                   13,194       34%         11,260       26%          11,051       26%
         Other                            1,707        4%          1,312        3%           1,471        3%
Commercial                               14,207       36%         16,244       38%          17,028       40%
                                      ---------      ----       --------     -----        --------     -----
Environmental Revenue                 $  39,090      100%       $ 42,764      100%        $ 43,012      100%
                                      =========      ====       ========      ====        ========      ====

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $730,000 of cash in 1995, which is comprised primarily of non-cash expenses of $700,000 for depreciation and amortization which were offset by reduced liabilities.

         Accounts receivable increased in fiscal year 1995 from fiscal year 1994 by 9%. This is primarily due to delayed contract modifications at year end which prolonged the invoicing of the contract to fiscal year 1996.

         The Company utilizes short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. At June 30, 1995, the Company had $5,425,000 of working capital, compared to $5,261,000 in 1994. Working capital in fiscal year 1995 increased primarily due to the profits incurred during the fiscal year.

         The Company's revolving line of credit for working capital provided for advances up to $1,500,000 at June 30, 1995. The Company had $438,000 outstanding as of June 30, 1995. Borrowings on the line are at prime rate of interest plus 2.5%, or 11.5% at June 30, 1995. The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Advances under the line are due upon demand, or on September 30, 1996. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $3,150,000. Borrowing availability at June 30, 1995 was $1,062,000. The line of credit is due upon demand, or September 30, 1996. The Company was in default with the covenants of its line of credit at June 30, 1994, after the restatement of its financial statements to include results and financial positions of Sarnia. The Company obtained a waiver through March 31, 1995 and modified the covenants to include the results and financial position of Sarnia. The Company was in compliance with the modified covenants at June 30, 1995. Management believes that cash generated by operations and available from its line of credit will be adequate to meet the working capital needs for fiscal year 1996, provided the Company is successful in maintaining profitability. However, the bank is not required to make working capital advances under the line of credit if Versar were to be in default with the covenants of the line of credit; therefore, the Company cannot predict the bank's decision in advance of an actual default.

         One of the office buildings in Springfield, Virginia owned by Sarnia, which was spun-off to shareholders, was refinanced on June 22, 1994 by a reducing revolving loan which is being amortized over a two-year period. The reducing revolving loan provides equal installments and certain quarterly installments over the term of the loan. This agreement was renegotiated as part of the spin-off of Versar's real estate operations to its shareholders.
At June 30, 1994, the total bank debt was approximately $13,445,000, of which Versar assumed $1,000,000 and the balance was retained by the real estate entity, Sarnia. Versar will continue to act as guarantor of the total debt should an event of default occur. During fiscal year 1995, the remaining balance of Versar's portion of the principal was due and was paid out of current working capital. In fiscal year 1995, Versar loaned $265,000 to Sarnia for payments for leasehold improvements. Principal payments due under Sarnia's reducing revolving loan and term loan are approximately $1,405,000 and $1,428,000 in fiscal years 1996 and 1997, respectively. The remaining outstanding balance of $9,228,502 is due in May of fiscal year 1997. In fiscal year 1996, Sarnia expects to be able to pay approximately $400,000 in principal payments. In fiscal year 1997, Sarnia expects to have the capability to pay between $400,000 to $500,000 in principal payments. If Sarnia is unable to meet its debt requirements, Versar will finance Sarnia's principal payments with current profits, depreciation, and its current line of credit. Therefore, Versar and Sarnia are currently seeking alternatives to refinance the existing debt in fiscal year 1996 in order to reduce the amount of principal payments and minimize Versar's guaranty of Sarnia's debt.

Spin-off of Sarnia Corporation

         The Company originally reported the spin-off of its real estate holdings in Sarnia as a divestiture on June 30, 1994. The Company's independent accountants advised the Company to change its original financial reporting to include the results of operations and financial position of Sarnia in the Company's audited financial statements for the fiscal year ended June 30, 1994. Accordingly, the Company has adopted the change and has restated its June 30, 1994 financial statements included in this report (refer to Note B for further information).

         For fiscal years 1995 and 1994, Sarnia's results of operations are presented as a single line item in the Company's Consolidated Statement of Operations, and Sarnia's assets and liabilities as separate line items in the Company's Consolidated Balance Sheet. For fiscal year 1993, Sarnia's results of operations and financial position have been fully consolidated with the Company's operation and financial position. See Note D of the Notes to the Consolidated Financial Statements.

         The Company is evaluating a number of alternatives to resolve this issue, including the refinancing of certain of Sarnia's outstanding debt to lessen the Company's guaranty with respect to such debt so that the Company can, at a later date, account for the spin-off of the real estate operations as a divestiture. No assurances can be given that the Company's efforts will be successful.

IMPACT OF ACCOUNTING STANDARD NOT YET EFFECTIVE

         In March 1995, the Financial Accounting Standard Board issued a statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

IMPACT OF INFLATION

         Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1995 fiscal year and is incorporated herein by reference.

         Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

         For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company's Employee Savings and Stock Ownership Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.



         The information called for in Part III by:

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1995 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  Financial Statements:

             The consolidated financial statements and financial statement schedules of Versar Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

             a)  Report of Independent Accountants

             b)  Consolidated Balance Sheets as of June 30, 1995 and 1994

             c) Consolidated Statements of Operations for the Years Ended June 30, 1995, 1994, and 1993

             d) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1995, 1994, and 1993

             e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1994, and 1993

             f)  Notes to Consolidated Financial
                 Statements

    (2)  Financial Statement Schedules:

             a)  Report of Independent Accountants on Financial Statement
                 Schedules

             b)  Schedule V - Property, Plant and Equipment for the years ended
                  June 30, 1995, 1994, and 1993

             c)  Schedule VI - Accumulated Depreciation, Depletion and
                  Amortization of Property, Plant and Equipment for years ended June 30, 1995, 1994, and 1993

             d)  Schedule VII - Valuation and Qualifying Accounts for the years ended June 30, 1995, 1994, and 1993

             All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3)  Exhibits:

             The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 26 through 31 of this report.

(B)  Reports on Form 8-K

             The following report was filed on Form 8-K during the fourth quarter of the Company's fiscal year 1995.

             Form 8-K filed on May 23, 1995 reported under Item 5, Other Events, the restatement of Versar's Fiscal Year 1994 10-K to include the results of operation and financial position of Sarnia Corporation (Versar's former real estate holdings).

Exhibit Index

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
   3.1       Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the
             Registrant's Registration Statement on Form S-1 effective November 20, 1986
             (File No. 33-9391)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (A)

   3.2       Bylaws of Versar, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (A)

   4         Specimen of Certificate of Common Stock of Versar, Inc,  . . . . . . . . . . . .          (A)

  10.3       Agreement dated July 31, 1990 between the Registrant and the U.S.
             Army Natick RD&E Center and as modified through May 23,1991    . . . . . . . . .          (G)

  10.5       Stock Purchase Agreement dated as of June 30, 1988 between World
             Resources Company ("WRC") and the Registrant.  . . . . . . . . . . . . . . . . .          (C)

  10.6       Promissory Note dated June 30, 1988 from WRC to the Registrant, due
             June 30, 1991, and related letter of credit.   . . . . . . . . . . . . . . . . .          (C)

  10.10      Incentive Stock Option Plan *.   . . . . . . . . . . . . . . . . . . . . . . . .          (B)

  10.11      Executive Tax and Investment Counseling Program.   . . . . . . . . . . . . . . .          (A)

  10.12      Nonqualified Stock Option Plan *.  . . . . . . . . . . . . . . . . . . . . . . .          (B)

  10.13      Employee Incentive Plan, as amended *.   . . . . . . . . . . . . . . . . . . . .          (E)

  10.14      Incentive Stock Option Plan of Gammaflux, Inc., a subsidiary of the Registrant            (D)

  10.15      Letter agreement dated June 28, 1991 among the Registrant,
             Geomet Technologies, Inc., and Charles I. Judkins, Jr.   . . . . . . . . . . . .          (G)

  10.16      Guaranty Agreement dated as of November 1, 1983 among several guarantors,
             including ARIX Corporation and The Greeley National Bank.  . . . . . . . . . . .          (D)

  10.17      Deferred Compensation Agreements dated as follows:

             July 1, 1987 between the Registrant and the following persons:
             Charles I. Judkins, Jr., Michael Markels, Jr.  . . . . . . . . . . . . . . . . .          (C)

             July 1, 1988 between the Registrant and Gayaneh Contos   . . . . . . . . . . . .          (F)

             July 1, 1990 between the Registrant and Michael Markels, Jr.   . . . . . . . . .          (G)

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
  10.18      Revolving Loan and Security Agreement dated April 9, 1991 between the
             Registrant and certain of the Registrant's subsidiaries and The Riggs
             National Bank of Washington, D.C.  . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.19      Pledge and Security Agreement dated April 9, 1991 between the
             Registrant and The Riggs National Bank of Washington, D.C.   . . . . . . . . . .          (G)

  10.20      Revolving Note dated April 9, 1991 between the Registrant and certain of the Registrant's subsidiaries and The Riggs National
             Bank of Washington, D.C.   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.21      Promissory Note dated May 21, 1987 from Versar Virginia, Inc.
             to The Riggs National Bank of Washington, D.C.   . . . . . . . . . . . . . . . .          (B)

  10.22      Deed of Trust dated May 21, 1987 among Versar Virginia, Inc.
             and Robert C. Roane and Robert E. Pickeral   . . . . . . . . . . . . . . . . . .          (B)

  10.23      Unconditional Continuing Guaranty dated May 21, 1987 by the Registrant   . . . .          (B)

  10.24      Security Agreement and Financial Statement dated May 21,1987 between
             Versar Virginia, Inc. and The Riggs National Bank of Washington, D.C.  . . . . .          (B)

  10.25      Assignment of Leases and Rents dated May 21, 1987 by Versar Virginia, Inc.   . .          (B)

  10.26      Executive Medical Plan dated August 21, 1991, effective July 1, 1991   . . . . .          (G)

  10.27      Deed of Trust dated April 9, 1991 between Versar Virginia, Inc., a wholly-owned subsidiary of the Registrant, and Joel L. Dahnke and Christopher Giragosian
             as trustees for the benefit of The Riggs National Bank of Washington, D.C  . . .  .       (G)

  10.28      The Riggs National Bank of Washington, D.C.'s consent dated June 4, 1991 to the sale of substantially all of the assets of Gammaflux, Inc., a partially owned
             subsidiary of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.29      The Riggs National Bank of Washington, D.C.'s letter dated July 3, 1991 waiving and modifying certain provisions of the Revolving Loan and Security Agreement
             dated April 9, 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.30      The Riggs National Bank of Washington, D.C.'s letter dated September 26, 1991 waiving and modifying certain provisions of the Revolving Loan and Security
             Agreement dated April 9, 1991  . . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.31      Judgment against Versar Architects Engineers Inc. (formally Arix Corp.), dated February 19, 1991 with regards to City of Sterling, Colorado, Arix Corp,
             Utility Control Equipment Corporation and Ralston Properties   . . . . . . . . .          (G)

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
  10.32      Versar Architects and Engineers, Inc. voluntary petition for protection
             under Chapter 11 of the Bankruptcy Code dated June 19, 1991  . . . . . . . . . .          (G)

  10.33      Structure and Agreement for use of Cash Collateral and Adequate Protection
             dated August 2, 1991 between Versar Architects and Engineers, Inc. and the
             Riggs National Bank of Washington, D.C.  . . . . . . . . . . . . . . . . . . . .          (G)

  10.34      Asset Purchase Agreement dated June 5, 1991 related to the sale of substantially all of the assets of Gammaflux, Inc., a majority owned subsidiary of the
             Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (G)

  10.35      Promissory Note dated June 5, 1991 between Gammaflux, Inc., a majority owned
             subsidiary of the Registrant and CHC Acquisition Partners, L.P.  . . . . . . . .          (G)

  10.36      Noncompetition Agreement dated June 5, 1991 between the Registrant and
             CHC Acquisition Partners, L.P.   . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.38      Agreement dated September 24, 1990 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command as
             modified through March 25, 1992  . . . . . . . . . . . . . . . . . . . . . . . .     (G), (H)

  10.39      Agreement dated September 30, 1988 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command
             Natick Research, Development and Engineering Center as modified                       (H),(I)
             through April 26, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.40      Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified
             Stock Option Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (G)

  10.41      Securities and Exchange Commission response dated September 23, 1991
             to certain question regarding the Registrant's Option Exchange Offer   . . . . .          (G)

  10.44      Agreement dated March 30, 1990 between the Registrant, the Department of the Army, U.S. Army Toxic and Hazardous Materials Agency, as modified
             through March 29, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (H),(I)

  10.45      The Riggs National Bank of Washington, D.C.'s letter dated March 27,
             1992 modifying certain provisions of the revolving loan and Security
             Agreement dated April 9, 1991  . . . . . . . . . . . . . . . . . . . . . . . . .          (H)

  10.46      The Riggs National Bank of Washington, D.C.'s letter dated September 18,
             1992 modifying certain provisions of the revolving loan and Security
             Agreement dated April 9, 1991  . . . . . . . . . . . . . . . . . . . . . . . . .          (H)

  10.47      Bankruptcy Court-approved Settlement Agreement and Mutual Release between Versar Architects and Engineers, Inc. and the City of
             Sterling, Colorado   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (H)

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
  10.48      Versar Architects and Engineers, Inc. Plan of Reorganization and
             Disclosure Statement filed with the United States Bankruptcy Court
             on August 25, 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (H)

  10.49      Agreement dated March 27, 1992 among Versar, Inc., Fluxagamm, Inc.,
             Maurice I. Stein and Gammaflux, L.P. accelerating payment of certain
             notes, non-competition, and stock repurchase agreements  . . . . . . . . . . . .          (H)

  10.50      Perland Environmental Technologies, Inc. letter dated August 14,
             1991 accepting the Registrant's offer to sell its ownership in Perland
             Environmental Technologies, Inc.   . . . . . . . . . . . . . . . . . . . . . . .          (H)

  10.51      The Riggs National Bank of Washington, D.C.'s letter dated September 7,  1993 modifying certain provisions of the revolving loan and security agreement dated
             April 9, 1991    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (I)

  10.52      Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *   . . . . .          (I)

  10.53      Loan Agreement dated July 16, 1993 between Registrant and Michael Markels, Jr.            (I)

  10.54      Versar Architects & Engineers, Inc. Order Confirming First Amended Plan
             of Reorganization dated March 2, 1993  . . . . . . . . . . . . . . . . . . . . .          (I)

  10.55      Consulting Agreement dated June 1, 1993 between Registrant and Charles I.
             Judkins, Jr *.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (I)

  10.56      Employment Agreement revised May 1, 1994 between the Registrant and
             Thomas S. Rooney *   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (I),(K)

  10.58      Agreement dated March 10, 1993 between the Registrant and the Environmental
             Protection Agency  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (I)

  10.59      Agreement dated February 8, 1993 between the Registrant and Radian
             Corporation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (I)

  10.60      Employment Agreement dated May 1, 1994 between the Registrant and Benjamin
             M. Rawls *   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.61      The Riggs National Bank of Washington D.C.'s letter dated July 16, 1994, modifying certain provisions of the revolving loan and security agreement dated April
             9, 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
  10.62      The Riggs National Bank of Washington, D.C.'s letter dated July 16, 1994, modifying certain provisions of the revolving loan and security agreement dated April
             9, 1991.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.63      Lease and Purchase Agreement between Registrant and Charles I. Judkins of
             certain properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.64      Asset Purchase Agreement between Registrant and Kemron Environmental Services,
             Inc. of certain assets of the registrants wholly-owned subsidiary Versar
             Laboraties, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.65      Information Statement for the Distribution to Shareholders of Versar, Inc., the
             Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation,
             dated June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (J)

  10.66      Agreement dated January 13, 1994 between the Registrant and the Department of
             the Air Force  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.67      Agreement dated January 18, 1994 between the Registrant and OHM Services
             Remediation Corporation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.68      The Riggs National Bank of Washington D.C.'s letter dated September 15, 1994
             Modifying Certain Provisions of the Revolving Loan and Security Agreement
             dated April 9, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (K)

  10.69      The Riggs National Bank of Washington D.C.'s letter dated May 25, 1995 modifying certain provisions of the Revolving Loan and Security Agreement
             dated April 9, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (L)

  10.70      Agreement dated July 18, 1995 between the Registrant and the U.S. Air Force
             Human Systems Center   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  10.71      Agreement dated March 29, 1995 between the Registrant and the U.S. Army Norfolk
             Corps of Engineers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  10.72      Agreement dated March 16, 1995 between the Registrant and the U.S. Army Baltimore
             Corps of Engineers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  10.73      Agreement dated April 25, 1995 between the Registrant and the U.S. Army Philadelphia
             Corps of Engineers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  10.74      Agreement dated August 10, 1995 between the Registrant and the Environmental
             Protection Agency  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  10.75      Agreement dated January 31, 1995 between Geomet Technologies, Inc., a subsidiary
             of the Registrant and the U.S. Army Soldier Systems Command  . . . . . . . . . .          (P)

                                                                                                  Page Number/
Item No.                                 Description                                                 Reference
--------                                 -----------                                              ------------
  10.76      Agreement dated July 13, 1995 between Geomet Technologies, Inc., a subsidiary of
             the Registrant and the U.S. General Services Administration  . . . . . . . . . .          (P)

  10.77      The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995 modifying certain provisions of the Revolving Loan and Security Agreement, dated
             April 9, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (P)

  22         Subsidiaries of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . .          887

  23         Consent of Price Waterhouse LLP  . . . . . . . . . . . . . . . . . . . . . . . .          888

  27         Financial Data Schedules   . . . . . . . . . . . . . . . . . . . . . . . . . . .

-------------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement

  (A) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form S-1 Registration Statement ("Registration Statement") effective November 20, 1986 (File No. 33-9391).

  (B) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 ("FY 1987 Form 10-K") filed with the Commission on September 28, 1987.

  (C) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 ("FY 1988 Form 10-K") filed with the Commission on September 28, 1988.

  (D) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 ("FY 1989 Form 10-K") filed with the Commission on September 28, 1989.

  (E) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 ("FY 1990 Form 10-K") filed with the Commission on September 28, 1990.

  (F) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1989 ("1st Quarter FY 1990 Form 10-Q").

  (G) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1991 ("FY 1991 Form 10-K") filed with the Commission on October 15, 1991.

  (H) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1992 ("FY 1992 Form 10-K") filed with the Commission on September 28, 1992.

  (I) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1993 ("FY 1993 Form 10-K") filed with the Commission on September 22, 1993.

  (J) Incorporated by reference Sarnia Corporation Information Statement for distribution to shareholders of Versar, Inc. of the outstanding shares of its wholly-owned subsidiary, Sarnia Corporation, dated June 30, 1994.

  (K) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 ("FY 1994 Form 10-K") filed with the Commission on September 27, 1994.

  (L) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1994 ("FY 1994 Form 10-K/A") filed with the Commission on May 31, 1995.

  (P) Exhibits are filed in paper pursuant to a continuing hardship exemption granted in accordance with Rule 202 of Regulation S-T.

Exhibit item numbers are as outlined by item 601 of Regulation S-K.

                                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               VERSAR, INC.
                                         ---------------------------------------------------------

                                                               (Registrant)


Date:  September 15, 1995                    /s/  BENJAMIN M. RAWLS
                                         ---------------------------------------------------------
                                         Benjamin M. Rawls
                                         Chairman, Chief Executive Officer,
                                         President, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                             TITLE                                        DATE
----------                              -----                                       ----
 /s/  BENJAMIN M. RAWLS
--------------------------              Chairman, Chief Executive Officer,           September 15, 1995
Benjamin M. Rawls                       President, and Director

 /s/  ROBERT L. DURFEE
--------------------------              Executive Vice President and                 September 15, 1995
Robert L. Durfee                        Director

 /s/  LAWRENCE W. SINNOTT
--------------------------              Vice President, Chief Financial              September 15, 1995
Lawrence W. Sinnott                        Officer, Treasurer, and
                                           Principal Accounting Officer

 /s/  MICHAEL MARKELS, JR.
--------------------------              Chairman Emeritus and Director               September 15, 1995
Michael Markels, Jr.

 /s/  JOHN P. HORTON
--------------------------              Director                                     September 15, 1995
John P. Horton

 /s/  GERALD T. HALPIN
--------------------------              Director                                     September 15, 1995
Gerald T. Halpin

 /s/  JOHN E. GRAY
--------------------------              Director                                     September 15, 1995
John E. Gray

 /s/ CHARLES I. JUDKINS, JR.
----------------------------            Director                                     September 15, 1995
Charles I. Judkins, Jr.


 /s/ M. LEE RICE
----------------------------            Director                                     September 15, 1995
M. Lee Rice

                       Report of Independent Accountants





To the Board of Directors and Stockholders of Versar, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




 /s/  PRICE WATERHOUSE LLP
----------------------------
Price Waterhouse LLP


Washington, D.C.
September 15, 1995

                         VERSAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        June 30,
                                                                         -------------------------------------
                                                                              1995                   1994
                                                                         ------------            -------------
ASSETS
  Current assets
     Cash . . . . . . . . . . . . . . . . . . . . . . .                  $        58              $        72
     Accounts receivable, net . . . . . . . . . . . . .                       11,723                   10,693
     Prepaid expenses and other current assets  . . . .                        1,099                    1,374
     Assets of Sarnia transferred . . . . . . . . . . .                          434                      357
     Deferred income taxes  . . . . . . . . . . . . . .                          536                      536
                                                                         -----------              ------------
       Total current assets   . . . . . . . . . . . . .                       13,850                   13,032

  Property and equipment, net   . . . . . . . . . . . .                        1,457                    1,686
  Assets of Sarnia transferred  . . . . . . . . . . . .                       12,871                   13,005
  Other assets  . . . . . . . . . . . . . . . . . . . .                           17                       59
                                                                         -----------              -----------
       Total assets   . . . . . . . . . . . . . . . . .                  $    28,195              $    27,782
                                                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Liabilities of Sarnia transferred  . . . . . . . .                  $     2,133              $       648
     Accounts payable . . . . . . . . . . . . . . . . .                        1,950                    1,476
     Bank line of credit  . . . . . . . . . . . . . . .                          438                      ---
     Current portion of long-term debt  . . . . . . . .                          335                    1,201
     Income taxes payable . . . . . . . . . . . . . . .                          ---                       95
     Accrued salaries and vacation  . . . . . . . . . .                        1,390                    1,269
     Other liabilities  . . . . . . . . . . . . . . . .                        1,564                    2,291
     Liabilities of discontinued operations, net  . . .                          615                      791
                                                                         ------------             ------------
       Total current liabilities  . . . . . . . . . . .                        8,425                    7,771

  Long-term debt  . . . . . . . . . . . . . . . . . . .                            4                       17
  Liabilities of Sarnia transferred   . . . . . . . . .                       12,450                   13,722
  Other long-term liabilities   . . . . . . . . . . . .                        1,026                    1,011
                                                                         -----------              -----------
       Total liabilities  . . . . . . . . . . . . . . .                       21,905                   22,521
                                                                         -----------              -----------

  Commitments and contingencies (Note L)

  Stockholders' equity
  Common stock, $.01 par value; 10,000,000 shares
     authorized; 4,813,236 shares and 4,609,213
     shares issued and outstanding at June 30, 1995
     and 1994, respectively . . . . . . . . . . . . . .                           48                       46
  Capital in excess of par value  . . . . . . . . . . .                       12,816                   12,238
  Accumulated deficit   . . . . . . . . . . . . . . . .                       (6,565)                  (7,023)
                                                                         -----------              -----------
                                                                               6,299                    5,261
  Less treasury stock, at cost (3,327 shares at
     June 30, 1995) . . . . . . . . . . . . . . . . . .                           (9)                     ---
                                                                         ------------             ------------
       Total stockholders' equity   . . . . . . . . . .                        6,290                    5,261
                                                                         ------------             -----------

       Total liabilities and stockholders' equity   . .                  $    28,195              $    27,782
                                                                         ============             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      Years Ended June 30,
                                                         ----------------------------------------------
                                                            1995              1994             1993
                                                         ----------        ----------        ----------
GROSS REVENUE . . . . . . . . . . . . . . . . . .           $ 39,090         $ 42,764         $ 43,012
   Purchased services and materials, at cost  . .              9,743           11,732           10,032
                                                            ---------        ---------        ---------
NET SERVICE REVENUE . . . . . . . . . . . . . . .             29,347           31,032           32,980
   Direct costs of services and overhead  . . . .             23,785           25,516           27,217
   Selling, general, and administrative expenses               4,993            5,158            5,833
   Other (income) costs . . . . . . . . . . . . .               (261)           1,083             (923)
   Losses on Sarnia operations  . . . . . . . . .                270              544              ---
                                                            ---------        ---------        ---------
OPERATING INCOME (LOSS)   . . . . . . . . . . . .                560           (1,269)             853
OTHER EXPENSE
   Interest expense . . . . . . . . . . . . . . .                158               57            1,420
   Income tax (benefit) expense . . . . . . . . .                (56)           1,332               23
                                                            ----------        ---------        ---------
INCOME (LOSS) FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . .                458           (2,658)            (590)

LOSS FROM DISCONTINUED OPERATIONS . . . . . . . .                ---           (2,265)            (801)
                                                            ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . .                458           (4,923)          (1,391)

EXTRAORDINARY INCOME  . . . . . . . . . . . . . .                ---              ---              298

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . .                ---              556              ---
                                                            ---------        ---------        ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .           $    458         $ (4,367)        $ (1,093)
                                                            =========        =========        =========

INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . .           $    .10         $   (.59)        $   (.14)
                                                            =========        =========        =========

LOSS PER SHARE FROM
DISCONTINUED OPERATIONS . . . . . . . . . . . . .           $    ---         $   (.51)        $   (.20)
                                                            =========        =========        =========

INCOME (LOSS) PER SHARE BEFORE
EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE . . . . . . . . . . . . . . . . . . . .           $    .10         $  (1.10)        $   (.34)
                                                            =========        =========        =========

INCOME PER SHARE FROM
EXTRAORDINARY ITEM  . . . . . . . . . . . . . . .           $    ---         $    ---         $    .07
                                                            =========        =========        =========

INCOME PER SHARE FROM
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . .           $    ---         $    .13         $    ---
                                                            =========        =========        =========

NET INCOME (LOSS) PER SHARE . . . . . . . . . . .           $    .10         $   (.97)        $   (.27)
                                                            =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING  . . . . . . . . . . . . . . .              4,794            4,481            4,093
                                                            =========        =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Retained                 Total
                                           Number                Capital in     Earnings                 Stock-
                                              of       Common    Excess of    (Accumulated   Treasury    holders'
                                            Shares     Stock      Par Value       Deficit)     Stock      Equity
                                            ------     -----      ---------       --------     -----      ------

                                                          Years Ended June 30, 1995, 1994, and 1993
                                             ----------------------------------------------------------------------
                                                                       (In thousands)
Balance, June 30, 1992  . . . . . . .        3,953     $    40      $10,474     $ (1,563)    $    - -     $  8,951

Exercise of incentive stock options .            1         - -            3          - -          - -            3
Common stock issued to ESSOP  . . . .          316           3          826          - -          - -          829
Net loss  . . . . . . . . . . . . . .          - -         - -          - -       (1,093)         - -       (1,093)
                                          ---------    --------     --------    ---------    ---------    ---------
Balance, June 30, 1993  . . . . . . .        4,270          43       11,303       (2,656)         - -        8,690
                                          ---------    --------     --------    ---------    ---------    ---------

Exercise of incentive stock options .           35         - -           88          - -          - -           88
Common stock issued to ESSOP  . . . .          304           3          847          - -          - -          850
Net loss  . . . . . . . . . . . . . .          - -         - -          - -       (4,367)         - -       (4,367)
                                          ---------    --------     --------    ---------    ---------    ---------
Balance, June 30, 1994  . . . . . . .        4,609          46       12,238       (7,023)         - -        5,261
                                          ---------    --------     --------    ---------    ---------    ---------

Exercise of incentive stock options .           58           1          136          - -          - -          137
Common stock issued to ESSOP  . . . .          146           1          442          - -          - -          443
Purchase of common stock
     for treasury . . . . . . . . . .          (26)        - -          - -          - -          (76)         (76)
Issuance of treasury stock for stock
     awards . . . . . . . . . . . . .           23         - -          - -          - -           67           67
Net income  . . . . . . . . . . . . .          - -         - -          - -          458          - -          458
                                          ---------    --------     --------    ---------    ---------    ---------
Balance, June 30, 1995  . . . . . . .        4,810     $    48      $12,816     $ (6,565)    $     (9)    $  6,290
                                          =========    ========     ========    =========    =========    =========





  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended June 30,
                                                              ---------------------------------------------
                                                                   1995             1994            1993
                                                              ------------        ---------      ----------
                                                                             (In thousands)
Cash flows from operating activities
   Income (loss) from continuing operations . . . . . . .       $      458        $  (2,658)     $     (590)
   Loss from discontinued operations  . . . . . . . . . .              ---           (2,265)           (801)
   Cumulative effect of change in accounting principle  .              ---              556             ---
   Income from extraordinary item . . . . . . . . . . . .              ---              ---             298
   Adjustments to reconcile income (net loss) to
     net cash provided by (used in) operating activities
        Depreciation and amortization . . . . . . . . . .              699              956           1,904
        Provision for doubtful accounts receivable  . . .                1              (12)            725
        Common stock issued to ESSOP and stock bonus  . .              434              850             829
        Deferred tax (benefit) expense  . . . . . . . . .              ---             (556)            ---
        Forgiveness of debt . . . . . . . . . . . . . . .              ---              ---            (298)
   Changes in assets and liabilities, net of asset dispositions
        (Increase) decrease  in accounts receivable . . .           (1,031)           1,767           1,448
        Decrease in prepaids and other assets . . . . . .              287              271             765
        Increase (decrease) in accounts payable . . . . .              474             (850)           (515)
        Increase (decrease) in accrued salaries and vacation           121             (252)            (50)
        Decrease in other liabilities . . . . . . . . . .             (807)            (201)         (1,948)
        Net change in assets and liabilities of Sarnia  .              270            1,614             ---
                                                                -----------       ----------     -----------
             Net cash from continuing operations  . . . .              906             (780)          1,767
        Changes in net liabilities of
          discontinued operations   . . . . . . . . . . .             (176)             921             ---
                                                                -----------       ----------     -----------
             Net cash provided by (used in)
               operating activities   . . . . . . . . . .              730              141           1,767
                                                                -----------       ----------     -----------

Cash flows from investing activities
   Purchases of property and equipment  . . . . . . . . .             (440)            (674)           (747)
                                                                -----------       ----------     -----------
             Net cash used in investing activities  . . .             (440)            (674)           (747)
                                                                -----------       ----------     -----------

Cash flows from financing activities
   Net borrowings on line of credit . . . . . . . . . . .              438              ---             ---
   Principal payments on long-term debt . . . . . . . . .             (879)            (184)         (2,554)
   Proceeds from issuance of the Company's
     common stock . . . . . . . . . . . . . . . . . . . .              137               89               3
                                                                -----------       ----------     -----------
             Net cash used in financing
               activities   . . . . . . . . . . . . . . .             (304)             (95)         (2,551)
                                                                -----------       ----------     -----------

Net decrease in cash  . . . . . . . . . . . . . . . . . .              (14)            (628)         (1,531)
Cash at the beginning of the year . . . . . . . . . . . .               72              700           2,231
                                                                -----------       ----------     -----------

Cash at the end of the year . . . . . . . . . . . . . . .       $       58        $      72      $      700
                                                                ===========       ==========     ===========

Supplementary disclosure of non-cash transactions
   Issuance of treasury stock, net  . . . . . . . . . . .       $        9        $     ---      $      ---
                                                                ===========       ==========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NOTE A  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its subsidiaries ("Versar" or "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities, and results of operations of Sarnia Corporation have been reflected in the Company's financial statements. See notes B and D for further information.

Revenue recognition: Revenue under cost-reimbursable contracts is recorded as related costs are incurred. Applicable estimated fees are included in revenue at a percentage of incurred costs. Revenue on fixed-price contracts is recognized based on Versar's estimate of each contract's percentage of completion. Percentage of completion on a contract is based on cost after giving due consideration to the level of performance completed, compared to total performance required by the contract. Revenue is recognized on time-and-material contracts to the extent of billable rates times hours delivered plus materials purchased and other reimbursable costs incurred. Provisions for any anticipated contract losses are made in the period that such losses become evident.

Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

Excess cost over net assets of subsidiaries acquired: The cost of the acquisition of GEOMET Technologies, Inc., a wholly-owned subsidiary, over the fair value of net assets acquired is being amortized over ten years.

Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

Net income (loss) per share: Per share amounts are computed by dividing the related captions in the Consolidated Statement of Operations by the weighted average number of common shares outstanding during the applicable period being reported upon.

Income taxes: As of July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

Statements of cash flows: For statements of cash flows purposes, all investments with an original maturity of three months or less are considered to be cash equivalents.

Impact of Accounting Standard not yet Effective: In March 1995, the Financial Accounting Standard Board issued a statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

                         VERSAR, INC. AND SUBSIDIARIES

NOTE B INCLUSION OF RESULTS OF OPERATIONS AND FINANCIAL POSITION OF SARNIA CORPORATION (SARNIA)

   On June 30, 1994, Sarnia was spun-off to Versar shareholders. The spin-off was initially accounted for as a discontinuation of operations. However, the spin-off did not relieve Versar of the risks of ownership due to Versar's guaranty of Sarnia's $12.5 million debt at June 30, 1994. Therefore, the fiscal year 1994 consolidated financial statements of the Company were restated in a 10K/A filing dated May 31, 1995 to include Sarnia's results of operations and financial position.

   The adjustments to the consolidated financial statements included $1,614,000 to income for items previously charged directly to equity. The components of the adjustment included a tax expense of $1,309,000 (see Note J) as a result of the spin-off of Sarnia as Versar's tax assets could no longer be offset by Sarnia's tax liability and $305,000 of spin-off costs. In addition, $544,000 of Sarnia's losses initially included as discontinued operations were moved to continuing operations for the fiscal year ended June 30, 1994. Sarnia's losses for fiscal year 1993 were $664,000 and were fully consolidated into continuing operations.

NOTE C  ASSET DISPOSITIONS

GAMMAFLUX, INC.: Gammaflux, Inc. (Gammaflux), a majority-owned manufacturing subsidiary of the Company, sold substantially all of its assets to CHC Acquisition Partners, L.P., an Illinois limited partnership (CHC), pursuant to an Asset Purchase Agreement, dated June 5, 1991 (effective May 1, 1991), among Gammaflux, the Company, CHC, the minority shareholder of Gammaflux, the general partner of CHC, and the principals of CHC. As a part of the transaction, CHC agreed to assume certain liabilities of Gammaflux.

   At closing, Gammaflux received $1,989,000 in cash and an interest-bearing promissory note from CHC for $1,400,000 payable in quarterly installments over six years. In addition, the Company and the minority shareholder of Gammaflux each executed non-competition agreements with CHC. Under its non-competition agreement with CHC, the Company agreed not to compete with CHC for five years from the closing date in return for $1,224,000 payable in quarterly installments over five years without interest. CHC paid Gammaflux an additional $64,000 on August 1, 1991 pursuant to the Asset Purchase Agreement, to reflect post-closing adjustments. The sale of the assets resulted in a gain after income taxes and minority interest of $691,000, excluding the non-competition agreement which will be recorded over the five year period. In conjunction with the sale, Gammaflux changed its name to Fluxagamm, Inc.

   On May 1, 1992, Versar agreed to the early payout for the note receivable and the non-competition agreements. The net cash generated from the early payout was approximately $1,727,000 and was used to reduce debt. Versar and the previous minority shareholder are still bound by the terms of the non-compete agreement, and therefore, the Company has deferred certain income to be recognized over the life of the agreement.

   This disposition completed the sale of all of the Company's manufacturing operations and has been recorded as a disposal of a segment of the Company's business. Accordingly, the operating results of Gammaflux have been classified as discontinued operations for all periods presented in the consolidated financial statements.

VERSAR LABORATORIES: In the third quarter of fiscal year 1994, management announced that Versar was going to discontinue further operations of Versar Laboratories, Inc. (VLI). VLI had lost approximately $800,000 per year from fiscal years 1991 through 1994. Subsequent to this decision, Kemron Environmental, Inc. purchased the fixed assets of VLI for $250,000 on August 1, 1994. The Company established a reserve of $1,409,000 for anticipated

                         VERSAR, INC. AND SUBSIDIARIES
shut down costs in March 1994. With the purchase of assets and the assumption of certain lease obligations, the Company was able to reverse $300,000 of the reserve in the fourth quarter of fiscal year 1994. On June 30, 1995, the reserve balance was $682,000.

   VLI's assets and liabilities are presented as net liabilities of discontinued operations in the consolidated balance sheets. At June 30, 1995, current assets of $74,000 were offset by current liabilities of $7,000 and a shut-down reserve of $682,000, resulting in net liabilities of $615,000.

   The operating results of Versar Laboratories, Inc. have been classified as discontinued operations for all periods presented in the consolidated financial statements.

NOTE D  SARNIA CORPORATION

   Sarnia, formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, continues to be included in the Company's consolidated financial statements. Sarnia was established in 1982 to own and operate the 6850 Building and the 6800 Building in Versar Center, the headquarters buildings of Versar. On June 30, 1994, Versar distributed to the holders of its Common Stock substantially all of the Common Stock of Sarnia (the Distribution). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock.

   For fiscal years 1995 and 1994, Sarnia's results of operations are presented as single line items in the Consolidated Statement of Operations, and its assets and liabilities are presented as separate line items in the Consolidated Balance Sheet. For fiscal year 1993, Sarnia's results of operations and financial position have been fully consolidated with the Company's results of operations and financial position.

   The following relates to certain financial information for Sarnia. Refer to Sarnia's fiscal year 1995 10K for Sarnia's results of operations, financial position and other financial disclosures.

Property and Equipment

   Sarnia's property and equipment are carried at historical cost until a decline which is other than temporary occurs. At such time, the property will be reduced by a direct write-down for any impairment in value if it is probable that the carrying amount of the property cannot be fully recovered.

                                                          Estimated
                                                         Useful Life
                                                          in Years                   June 30,
                                                        -----------         ---------------------------
                                                                                1995            1994
                                                                            -----------      ----------
                                                                                   (In thousands)
    Land  . . . . . . . . . . . . . . . . . . . .           ---              $     650        $     650
    Buildings   . . . . . . . . . . . . . . . . .            40                 15,732           15,732
    Equipment   . . . . . . . . . . . . . . . . .            5                     122              115
    Leasehold improvements  . . . . . . . . . . .      Life of lease             1,037              681
                                                                             ----------       ----------
                                                                                17,541           17,178
    Accumulated depreciation
       and amortization   . . . . . . . . . . . .                               (4,670)          (4,173)
                                                                             ----------       ----------
                                                                             $  12,871        $  13,005
                                                                             ==========       ==========

                         VERSAR, INC. AND SUBSIDIARIES

         Depreciation and amortization of Sarnia's property and equipment was $506,000, $510,000, and $494,000 for the years ended June 30, 1995, 1994, and
1993, respectively.

         Maintenance and repair expenses approximated $242,000, $236,000, and $271,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

Mortgages

         During fiscal year 1994, as part of the Distribution, Sarnia renegotiated its reducing revolving loan (revolver) and assumed primary responsibility from Versar for its term loan with Riggs National Bank (Riggs). Additionally, Versar assumed $1,000,000 of the outstanding principal balance of the revolver loan. Both loans continue to be guaranteed by Versar.

         Outstanding balances are as follows:

                                                                                       June 30,
                                                                            ----------------------------
                                                                                1995            1994
                                                                            -----------      -----------
                                                                                  (In thousands)
    Reducing revolving loan, dated June 24, 1994  . . . . . . . .            $   2,031        $   2,031
    Term loan, dated May 21, 1987   . . . . . . . . . . . . . . .               10,031           10,372
                                                                             ----------       ----------
         Total debt   . . . . . . . . . . . . . . . . . . . . . .            $  12,062        $  12,403
                                                                             ==========       ==========

         Maturity of the loans is as follows:

                                  Years Ending June 30,                Amount
                                  ------------------------          ------------
                                                                    (In thousands)
                                  1996  . . . . . . . . .           $    1,405
                                  1997  . . . . . . . . .               10,657
                                                                    ----------
                                                                    $   12,062
                                                                    ==========

         The revolver bears an interest rate of prime plus 2.5% (11.5% at June 30, 1995) and is secured by a first deed of trust on the 6850 Building. Principal payments are scheduled over twenty-five months commencing in June of 1995. The term loan bears an interest rate of 8.27% and is secured by a first deed of trust on the 6800 Building and a second deed of trust on the 6850 Building. The term loan has an original payment schedule of ten years with a thirty-year amortization.

         Interest payments were approximately $979,000, $1,192,000 and $1,246,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

         Sarnia is required to obtain Riggs' approval before paying dividends. Both loans are subject to a debt service financial ratio covenant which is based on the combined financial positions of Sarnia and Versar. Other covenants apply to Versar only. In the event of default by Versar on any of its debt instruments with Riggs, both loans become due and payable immediately. As of June 30, 1995, Sarnia and Versar were in compliance with these covenants.

                         VERSAR, INC. AND SUBSIDIARIES

         Sarnia is in the process of renegotiating its loans in fiscal year 1996. If the loans are not renegotiated, Sarnia will be unable to meet its debt service requirements. Therefore, Versar has agreed with Sarnia to fund all cash shortfalls, including debt service requirements, for fiscal year 1996.

Rental Under Operating Leases

         Sarnia leases the 6800 Building and the 6850 Building to Versar as well as several unrelated third parties. These lease terms expire from 1997 to 2009. During the years ended June 30, 1995, 1994 and 1993, rentals to major tenants were as follows:

                                                                       Years ended June 30,
                                                            --------------------------------------------
                                                               1995             1994             1993
                                                            ----------       ----------       ----------
                                                                           (In thousands)
Versar  . . . . . . . . . . . . . . . . .                   $  1,415         $  1,451         $  1,462
General Services Administration . . . . .                        208              230              232
RGE Engineering . . . . . . . . . . . . .                        286              254              249
C-Cubed . . . . . . . . . . . . . . . . .                        210              162              ---


         On June 29, 1994, Versar initially rented 99,588 and 8,918 square feet of space from Sarnia at a rate of $13.49 and $8.00 per foot, respectively.
Both spaces were subject to 2% annual rent escalations. In June of 1995, Versar reduced the 99,588 square feet space to 73,371 square feet and increased the related escalation to 4%. The leases cover 36% of Sarnia's total space. Both leases are subject to adjustment on June 1, 1999 and 2004. At these dates, the lease payments will be adjusted to the current fair value at that time. The adjusted lease payments are then subject to the contracted escalation in the following years.

         Noncancellable leases of the Versar Center provide for approximate minimum rental payments during each of the next five years as set forth below. As to the Versar leases, it is assumed that the payments for the second and third five-year periods (the actual amounts of which will depend upon fair values at the adjustment dates) will be the same as the payments for the first five years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors.

                           Years ending June 30,                       Versar           Total
                           ---------------------                    ------------     -----------
                                                                          (In thousands)
                                  1996                              $   1,102        $   2,643
                                  1997                                  1,145            2,634
                                  1998                                  1,189            2,294
                                  1999                                  1,235            1,976
                                  2000                                  1,061            1,569
                                  Beyond 2000                          10,404           10,404
                                                                    ---------        ---------
                                                                    $  16,136        $  21,520
                                                                    =========        =========

         During fiscal years 1995, 1994, and 1993, Sarnia recognized approximately $1,261,000, $995,000, and $879,000 in revenue from unrelated third party tenants for rent and buildout.

Due To/From Versar

                         VERSAR, INC. AND SUBSIDIARIES

         In 1987, Versar used the 6800 Building as collateral to finance the acquisition of one of its operations. The entire loan was borne by Sarnia, and an intercompany receivable due from Versar was recorded. Sarnia recognized interest income from Versar for this loan of $163,000 for fiscal year 1993. No interest income was recognized in fiscal year 1994 or 1995 because the loan was completely repaid.

         Sarnia and Versar maintained certain intercompany balances in fiscal years 1993 and 1994. These intercompany balances were comprised of loans made from each party to the other. At the end of fiscal year 1993, Versar owed Sarnia $122,000 and, at the end of fiscal year 1994, Sarnia owed Versar $1,445,000. The $1,445,000 was forgiven when Sarnia was spun-off from Versar in June 1994. In fiscal year 1995, Versar loaned $265,000 to Sarnia primarily for payments of leasehold improvements. The loan of $265,000 is interest free and is anticipated to be repaid in fiscal year 1996.

Expense Allocation

         Certain general and administrative functions, including general management, treasury, financial services, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar on a fixed fee basis. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in the real estate expenses. Management believes that these charges are made on a reasonable basis; however, they do not necessarily indicate the costs that would have been incurred by Sarnia on a stand-alone basis.

         The following expenses were allocated to Sarnia from Versar:

                                                                          Year ended June 30,
                                                            ---------------------------------------------
                                                               1995              1994             1993
                                                            ---------         ----------       ----------
                                                                           (In thousands)
Real estate expenses  . . . . . . . . . .                   $     33         $     52         $     57
General and administrative expenses . . .                         36               75               65

NOTE E  ACCOUNTS RECEIVABLE

                                                                                      June 30,
                                                                             ----------------------------
                                                                                1995              1994
                                                                            -----------       -----------
                                                                                  (In thousands)
    Billed receivables
            U.S. Government   . . . . . . . . . . . . . . . . . .            $   5,239        $   3,906
            Commercial  . . . . . . . . . . . . . . . . . . . . .                3,131            3,486
    Unbilled receivables
            U.S. Government   . . . . . . . . . . . . . . . . . .                3,107            3,133
            Commercial  . . . . . . . . . . . . . . . . . . . . .                1,203            1,520
                                                                             ----------       ----------
                                                                                12,680           12,045
    Allowance for doubtful accounts   . . . . . . . . . . . . . .                 (957)          (1,352)
                                                                             ----------       ----------
                                                                             $  11,723        $  10,693
                                                                             ==========       ==========

         Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or

                         VERSAR, INC. AND SUBSIDIARIES
completion of federal and state governments' incurred cost audits. Management anticipates that the June 30, 1995 unbilled receivables will be substantially billed and collected in fiscal year 1996.

NOTE F  PROPERTY AND EQUIPMENT

                                                         Estimated
                                                        Useful Life
                                                          in Years                      June 30,
                                                        -----------          -------------------------------
                                                                                  1995             1994
                                                                             --------------   --------------
                                                                                     (In thousands)
    Furniture and fixtures  . . . . . . . . . . .            5               $   1,935        $   1,900
    Equipment   . . . . . . . . . . . . . . . . .         3 to 10                6,177            6,474
    Leasehold improvements  . . . . . . . . . . .      Life of lease               581              561
                                                                             ----------       ----------
                                                                                 8,693            8,935
    Accumulated depreciation
       and amortization   . . . . . . . . . . . .                               (7,236)          (7,249)
                                                                             ----------       ----------
                                                                             $   1,457        $   1,686
                                                                             ==========       ==========

         Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $668,000 (excluding Sarnia), $925,000 (excluding Sarnia), and $1,871,000 (including Sarnia) for the years ended June 30, 1995, 1994, and 1993, respectively.

         Maintenance and repair expenses approximated $219,000 (excluding Sarnia), $354,000 (excluding Sarnia) and $711,000 (including Sarnia) for the years ended June 30, 1995, 1994, and 1993, respectively.

NOTE G  DEBT

                                                                                       June 30,
                                                                             -----------------------------
                                                                                1995              1994
                                                                            -----------       ------------
                                                                                     (In thousands)
    Bank line of credit, dated April 9, 1991  . . . . . . . . . .            $     438        $     ---
    Reducing revolving loan, dated June 24, 1994  . . . . . . . .                  ---              950
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  339              268
                                                                             ----------       ----------
       Total debt . . . . . . . . . . . . . . . . . . . . . . . .                  777            1,218
    Current portion of long-term debt   . . . . . . . . . . . . .                 (773)          (1,201)
                                                                             ----------       ----------
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .            $       4        $      17
                                                                             ==========       ==========

         Maturities of long-term debt are as follows:

                                     Years Ending June 30,                      Amount
                                  ---------------------------                ------------
                                                                           (In thousands)
                                  1996  . . . . . . . . . . . . .            $      773
                                  1997  . . . . . . . . . . . . .                     4
                                                                             ----------
                                                                             $      777
                                                                             ==========


         Versar maintains a bank line of credit for working capital purposes with Riggs which provides for advances up to $1,500,000. Borrowings on the line are at the prime rate of interest plus 2.5% (11.5% at June 30, 1995).

                         VERSAR, INC. AND SUBSIDIARIES

The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Advances under the
line are due upon demand or on September 30, 1996.   Borrowing availability
under the bank line of credit is restricted to the borrowing base of qualifying receivables less $3,150,000. Borrowing availability at June 30, 1995 was $1,062,000. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company obtained a waiver of the financial covenants through March 31, 1995 due to the Company's restatement to include the results of operations and financial position of Sarnia (see Note B). The Company was in compliance with the covenants at June 30, 1995. Management believes that cash generated by operations and borrowings available from the line of credit will be adequate to meet working capital needs for fiscal year 1996.

         The average revolving bank line of credit amount outstanding based on month-end balances for the years ended June 30, 1995, 1994, and 1993, approximated $544,000, $292,000, and $225,000, respectively, and the weighted average interest rates for such periods were 10.92%, 8.79%, and 8.5%, respectively. The maximum amount outstanding approximated $1,375,000 during fiscal year 1995, $1,120,000 during fiscal year 1994, and $1,015,000 during fiscal year 1993. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

         Interest payments (excluding Sarnia) were $157,000, $62,000, and $134,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

         See Note B for the debt information relating to Sarnia.

NOTE H  VERSAR ARCHITECTS & ENGINEERS, INC. ("VA&E") BANKRUPTCY

         On June 19, 1991, VA&E (formerly ARIX Corporation) filed a voluntary petition for relief in accordance with Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Colorado. This action was taken to protect the assets of VA&E pending the appeal of a judgement for $1,800,000 rendered against VA&E in February 1991 in City of Sterling, Colorado vs. ARIX Corp., Utility Control Equipment Corporation and Ralston Properties, No. 88CV124, Logan County District Court. In May 1992, with the approval of the United States Bankruptcy Court for the District of Colorado, VA&E reached a settlement agreement and mutual release covering all matters in dispute between the City of Sterling and VA&E. VA&E's insurance carrier paid $650,000 in full satisfaction of all obligations owed to the City as a result of the judgement.

         As part of the bankruptcy proceedings, VA&E submitted on August 25, 1992 a plan of reorganization with the bankruptcy court. On March 2, 1993, VA&E's reorganization plan was confirmed, resulting in VA&E emerging from Chapter 11 bankruptcy. As a result of the reorganization, the prepetition liabilities were liquidated and VA&E recognized $298,000 of extraordinary income due to forgiveness of debt. In July 1993, VA&E was merged into Versar.

NOTE I  COMMON STOCK

         During fiscal year 1995, the Company acquired a net of 3,327 shares of Treasury stock for future distribution to the Employee Savings and Stock Ownership Plan.

         The Versar 1992 Stock Option Plan provides employees of the Company and certain other persons an incentive to remain in the employ of the Company and encourages superior performance for the Company's benefit.

                         VERSAR, INC. AND SUBSIDIARIES

Options are also outstanding from the Incentive Stock Option Plan adopted in 1982 and a Non-Qualified Option Plan adopted in 1987. Options are granted from these plans to purchase the Company's common stock.

         At June 30, 1995, options to purchase an aggregate of 942,290 shares of common stock were outstanding under the 1992 and 1982 Incentive Stock Option Plans at per share exercise prices ranging from $2.00 to $3.94 and options to purchase an aggregate of 150,000 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $2.50.

         Under the Plan, options have been granted and may be granted to key employees at the fair market value on the date of grant and become exercisable during the five-year period from the date of the grant at 20% per year. Unexercised options are cancelled on the fifth anniversary of the grant under the 1982 Plan and on the tenth anniversary of the grant under the 1992 Plan.

         Options under the Plan are as follows:

                                                 Optioned         Option Price
                                                   Shares          Per Share             Total
                                                 ---------   -----------------------  ---------
                                                     (In thousands, except per share price)
    Outstanding at June 30, 1992  . . . .           759     $  2.063  to   $  8.182    $  2,206
            Issued  . . . . . . . . . . .           323        2.250  to      3.250         792
            Exercised   . . . . . . . . .            (1)       2.063  to      2.063          (3)
            Cancelled   . . . . . . . . .          (110)       2.063  to      8.182        (420)
                                                 -------                               ---------

    Outstanding at June 30, 1993  . . . .           971        2.063  to      3.940       2,575
            Issued  . . . . . . . . . . .            88        2.563  to      3.938         282
            Exercised   . . . . . . . . .           (35)       2.063  to      3.000         (88)
            Cancelled   . . . . . . . . .           (72)       2.063  to      3.940        (187)
                                                 -------                               ---------

    Outstanding at June 30, 1994  . . . .           952        2.063  to      3.940       2,582
            Issued  . . . . . . . . . . .            62        2.000  to      3.375         184
            Exercised   . . . . . . . . .           (30)       2.063  to      2.437         (67)
            Cancelled   . . . . . . . . .           (42)       2.063  to      3.940        (108)
                                                 -------                               ---------

    Outstanding at June 30, 1995  . . . .           942     $  2.000  to   $  3.940    $  2,591
                                                 =======                               =========

         At June 30, 1995, 1994, and 1993, options of 667,035, 507,789, and
343,835 shares were exercisable.

         On April 30, 1987, the Board of Directors adopted a Non-Qualified Stock Option plan. Participants in the plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. Options are granted by the Board of Directors at a price not less than 50% of the fair market value at the date of grant and for a period not to exceed 10 years. All options issued under this plan have been issued at 100% of the market value at the date of grant.

                         VERSAR, INC. AND SUBSIDIARIES

         Options under the plan are as follows:

                                                 Optioned         Option Price
                                                   Shares          Per Share             Total
                                                 ---------   -----------------------  ---------
                                                     (In thousands, except per share price)
    Outstanding at June 30, 1992  . . . .           149     $  2.437  to   $  2.500    $    372
            Issued  . . . . . . . . . . .            59        2.375  to      2.375         140
            Cancelled   . . . . . . . . .           (30)       2.437  to      2.500         (75)
                                                 -------                               ---------

    Outstanding at June 30, 1993  . . . .           178     $  2.375  to   $  2.500    $    437
            Issued  . . . . . . . . . . .             0          ---  to        ---           0
            Cancelled   . . . . . . . . .             0          ---  to        ---           0
                                                 -------                               ---------

    Outstanding at June 30, 1994  . . . .           178     $  2.375  to   $  2.500    $    437
            Issued  . . . . . . . . . . .             0          ---  to        ---           0
            Cancelled   . . . . . . . . .             0          ---  to        ---           0
            Exercised   . . . . . . . . .           (28)    $  2.500  to   $  2.500         (70)
                                                 -------                               ---------

    Outstanding at June 30, 1995  . . . .            150    $  2.375  to   $  2.500    $    367
                                                 =======                               =========

         Non-Qualified stock options of 150,000, 161,200, and 144,400 shares were exercisable at June 30, 1995, 1994, and 1993, respectively.

NOTE J  INCOME TAXES

         Effective July 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The adoption of the standard changed the Company's method of accounting for income taxes from the deferred method (APB 11) to the liability method. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The cumulative effect of adopting the new standard as of July 1, 1993 was a $556,000 credit to the Consolidated Statement of Operations.

         At June 30, 1995, the Company had, for tax reporting purposes, approximately $250,000 of tax credit carryforwards available to offset future taxes payable through 2002, $182,000 of minimum tax credit to be carried forward indefinitely, and $233,000 of net operating losses to be carried forward through 2010.

                         VERSAR, INC. AND SUBSIDIARIES

         The provision (benefit) for income taxes consists of the following:

                                                                          Years ended June 30,
                                                            ---------------------------------------------
                                                              1995             1994              1993
                                                            -------           ------           -------
                                                                        (In thousands)
            Currently payable
               Federal  . . . . . . . . . . . . .           $    (67)        $     95         $    ---
               State  . . . . . . . . . . . . . .                 11               23               23

            Deferred
               Federal  . . . . . . . . . . . . .                ---             (536)             ---
               State  . . . . . . . . . . . . . .                ---              ---              ---
               Federal tax charge due to Sarnia
                 spin-off   . . . . . . . . . . .                ---            1,750              ---
                                                            ---------        ---------        ---------
                                                            $    (56)        $  1,332         $     23
                                                            =========        =========        =========

         Deferred tax assets are comprised of the following:


                                                              June 30,                  June 30,
                                                                1995                      1994
                                                            -----------               -----------
            Deferred Tax Assets:
               Employee benefits  . . . . . . . .           $    430                 $     325
               Bad debt reserve   . . . . . . . .                318                       458
               All other reserves   . . . . . . .                501                       922
               Depreciation   . . . . . . . . . .                 65                       105
               Alternative minimum tax credits  .                182                       182
               Other business tax credits   . . .                250                       316
               Net operating loss carryforwards                  233                       ---
                                                            ---------                ----------
                                                               1,979                     2,308

            Valuation Allowance   . . . . . . . .             (1,443)                   (1,772)
                                                            ---------                ----------

            Net Deferred Tax Asset  . . . . . . .           $    536                 $     536
                                                            =========                ==========

     At June 30, 1995, Versar had approximately $5.8 million of future tax deductions to utilize against future taxable income. Due to Versar's losses in previous years, the Company was unable to record a tax benefit of $1,443,000 until the profitability of the Company improves. Thus, the likelihood of the utilization of the future tax deductions would become higher as profitability increases.

                         VERSAR, INC. AND SUBSIDIARIES

         The tax (benefit) provision was composed of the following:


                                                                        Years Ended June 30,
                                                            --------------------------------------------
                                                               1995             1994             1993
                                                            ----------       ----------       ----------
                                                                          (In thousands)
     Expected provision (benefit) at federal
            statutory rate  . . . . . . . . . . .           $  137           $ (162)          $   62
     Change in valuation allowance  . . . . . . .             (329)              --               --
     Increase in valuation allowance due to spin-off            --            1,309               --
     State income tax net of federal benefit  . .               11               23               23
     Other    . . . . . . . . . . . . . . . . . .              125              162              (62)
                                                            -------          -------          -------
                                                            $  (56)          $1,332           $   23
                                                            =======          =======          =======

         Income taxes paid for the years ended June 30, 1995, 1994, and 1993 were $140,000 (excluding Sarnia), $34,000 (excluding Sarnia), and $22,000 (including Sarnia), respectively.

         The net change in the valuation allowance for deferred tax assets was a decrease of $329,000 since June 30, 1994. This change results from a significant decrease in net tax assets resulting from the reduction of several operating reserves.

         The net change in the valuation allowance for deferred tax assets was an increase of $827,000 for the period July 1, 1993 to June 30, 1994. This change results from a decrease in tax assets resulting from the spin-off of Sarnia. The Sarnia deferred tax liability, included in these consolidated financial statements in Liability of Sarnia Transferred, can no longer offset the Versar deferred tax assets. The effect at the date of spin-off was an increase in the valuation allowance of $1,309,000.

Tax Impact of Spin-off

         The spin-off of Sarnia triggered a taxable event in 1994 through the recapture of an "Excess Loss Account" (loss recorded for tax purposes in excess of the investment due to accelerated depreciation). The excess loss account had a balance of approximately $5 million, which was offset by debt forgiveness by Versar of approximately $2.4 million, leaving $2.6 million of taxable income. At March 31, 1994, Versar had $9.5 million of future tax deductions, which were reduced by approximately $2.4 million and applied to the remaining taxable income of $2.6 million as a result of the spin-off. In addition, approximately $141,000 of general business credits were utilized in fiscal year 1994.

NOTE K   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

         The Company has established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. To be eligible to participate in the plan, an employee must have been employed for one year with at least 1,000 hours of service. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)).

                         VERSAR, INC. AND SUBSIDIARIES

         Contributions to the ESOP are made at the discretion of the Company in the form of the Company's stock or cash, which is invested by the plan's trustee in the Company's stock. Versar made contributions of $346,000 for 1993. No contributions were made in fiscal years 1995 and 1994.

         The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of the employees' contribution up to 4% of the employee's salary. This contribution may be in the Company's stock or cash, which will be invested by the plan's trustees in the Company's stock. Company matching contributions approximated $434,000, $425,000, and $250,000 for fiscal years 1995, 1994, and 1993, respectively.

         All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

         GEOMET Technologies, Inc. (Geomet), a wholly-owned subsidiary, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of Geomet's Board of Directors. Geomet contributed $29,000, $19,000 and $62,000 in fiscal years 1995, 1994 and 1993, respectively.
Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

         VA&E had a trusteed employee stock ownership plan for all qualified employees. Employees generally are eligible for participation after attaining age 21 and completing 1,000 or more hours of service within a plan year. Benefits vest at the rate of 10% per year of service for the first two years and 20% per year of service thereafter. With the acquisition of VA&E by the Company, the plan received 45,042 shares of the Company's stock in exchange for VA&E shares held. Since VA&E employees are now eligible for participation in the Company's ESSOP, the VA&E plan has been terminated and the assets merged with the Company's ESSOP in fiscal year 1995.

NOTE L  COMMITMENTS AND CONTINGENCIES

         Versar has a substantial number of U.S. government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 1990 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the consolidated financial position and results of operations.

         The Company leased certain property from a director of the Company.
On July 18, 1994, the Company and the director agreed to sell the leased properties to outside parties. Should the sale of such properties go below $372,000, Versar will fund the difference over the next 18 months. Versar estimates that the payments due the director will be approximately $96,000. In consideration for modification of the purchase agreement which reduced the price to be paid for the property, Versar cancelled a note in the amount of $28,000 owed by the director to Versar.

         The Company leases approximately 190,000 square feet of office space, including space leased from Sarnia, (Note D), as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases, including amounts payable to Sarnia (Note
D), are as follows:

                         VERSAR, INC. AND SUBSIDIARIES

                                                             Total
       Years Ending June 30,                                 Amount
       ---------------------                                -------
                                                         (In thousands)
            1996  . . . . . . . . . . . . . . . .           $   3,349
            1997  . . . . . . . . . . . . . . . .               3,063
            1998  . . . . . . . . . . . . . . . .               2,558
            1999  . . . . . . . . . . . . . . . .               2,024
            2000  . . . . . . . . . . . . . . . .               1,644
            2001 and thereafter   . . . . . . . .              10,497
                                                            ---------
                                                            $  23,135
                                                            =========


         Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total rental expense approximated $2,938,000, $2,843,000, and $2,855,000 for 1995, 1994, and 1993, respectively.

         Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Such lawsuits include actions brought by a former officer of the Company and certain customers and are currently in various stages of litigation. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial position and results of operations.

NOTE M  SEGMENT INFORMATION

         A substantial portion of the Company's consulting revenue is derived from contracts with the U.S. Government as follows:

                                                                 Years Ended June 30,
                                                   ------------------------------------------------
                                                        1995             1994             1993
                                                   --------------   --------------   --------------
                                                                    (In thousands)
     U.S. Department of Defense                    $   13,194       $   11,260       $   11,051
     U.S. Environmental Protection Agency               5,375            6,151            6,400
     Other U. S. Government Agencies                    6,314            1,312            1,471
                                                   ----------       ----------       ----------

            Total U.S. Government                  $   24,883       $   18,723       $   18,922
                                                   ==========       ==========       ==========

                         VERSAR, INC. AND SUBSIDIARIES

NOTE N  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1995 and 1994 is as follows (in thousands, except per share amounts):

                                                        Fiscal Year 1995                              Fiscal Year 1994
                                   -------------------------------------------------    --------------------------------------------

   Quarter ending                     Jun 30       Mar 31       Dec 31       Sep 30     Jun 30      Mar 31     Dec 31      Sep 30
------------------------------     ------------  ----------  ----------    --------   --------     --------   ---------   ----------
Gross Revenue . . . . . . . . . .   $   10,254   $   10,054    $   9,364   $  9,418    $10,080      $ 10,253   $ 10,935     $11,496

Net Service Revenue . . . . . . .        7,505        7,414        7,279      7,149      7,581         7,731      7,724       7,996

Operating income (loss) . . . . .          176          190          148         46       (116)       (1,349)      (34)         230

Income (loss) from continuing
  operations  . . . . . . . . . .          205          152          101          0     (1,413)       (1,397)      (61)         213

Income (loss) from
  discontinued operations . . . .          ---          ---          ---        ---        301        (2,260)     (177)        (129)

Net income (loss) . . . . . . . .   $      205   $      152    $     101   $      0    $(1,112)     $ (3,657)  $  (238)     $   640
                                    ===========  ===========   ==========  =========   ========     =========  ========     ========

Income (loss) per share from
  continuing operations . . . . .   $      .05   $      .03    $     .02   $    .00    $  (.30)     $   (.31)  $  (.01)     $   .05

Income (loss) per share
  from discontinued
  operations  . . . . . . . . . .   $       ---  $      ---    $     ---   $    ---    $   .06      $   (.50)  $  (.04)     $  (.03)

Net income (loss)
  per share . . . . . . . . . . .   $      .05   $      .03    $     .02   $    .00    $  (.24)     $   (.81)  $  (.05)     $   .15
                                    ===========  ===========   ==========  =========   ========     =========  ========     ========

Weighted average number of
  shares outstanding  . . . . . .        4,837        4,853        4,878      4,824      4,712         4,533     4,592        4,376
                                    ===========  ===========   ==========  =========   ========     =========  ========     ========

                      Report of Independent Accountants on
                         Financial Statement Schedules



To the Board of Directors and Stockholders of Versar, Inc.

Our audits of the consolidated financial statements referred to in our report dated September 15, 1995, appearing on page F-1 of this Form 10-K, also included an audit of the Financial Statement Schedules listed in Item 14A of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




 /S/  PRICE WATERHOUSE LLP
----------------------------
Price Waterhouse LLP



Washington, D.C.
September 15, 1995

                                                                      SCHEDULE V
                                  VERSAR, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                           Beginning        Additions                           Other           Ending
      1993                 Balance          At Cost        Retirements        Changes          Balance
----------------          -----------      ----------       -----------      -----------      ----------
Land                      $       793      $         0      $      (143)     $        0       $       650
Buildings                      16,419               48             (125)              0            16,342
Furn. & Fixtures                2,607              145             (284)              0             2,468
Equipment                       7,656              542             (226)           (144)            7,828
Leasehold
 Improvements                   1,027               12                0               0             1,039
                          ------------     ------------     ------------     ------------     ------------
                          $    28,502      $       747      $      (778)     $     (144)      $    28,327
                          ============     ============     ============     ============     ============


                            Beginning        Additions                           Other           Ending
      1994                  Balance          At Cost        Retirements        Changes          Balance
----------------          -----------      ----------       -----------      -----------      ----------
Land                      $       650      $         0      $         0      $     (650)*     $         0
Buildings                      16,342                0                0         (16,342)*               0
Furn. & Fixtures                2,468                2               (4)           (566)*           1,900
Equipment                       7,828              663             (130)         (1,887)*           6,474
Leasehold
 Improvements                   1,039               10                0            (488)*             561
                          ------------     ------------     ------------     ------------     ------------
                          $    28,327      $       675      $      (134)     $  (19,933)      $     8,935
                          ============     ============     ============     ============     ============


                           Beginning         Additions                       Other                Ending
      1995                 Balance            At Cost       Retirements      Changes              Balance
----------------         -----------        ----------      -----------    -----------          ----------
Land                      $         0      $         0      $         0      $        0       $         0
Buildings                           0                0                0               0                 0
Furn. & Fixtures                1,900               37               (2)              0             1,935
Equipment                       6,474              392             (705)             16             6,177
Leasehold
 Improvements                     561               11                0               9               581
                          ------------     ------------     ------------     ------------     ------------
                          $     8,935      $       440      $      (707)     $       25       $     8,693
                          ============     ============     ============     ============     ============


* Assets of Sarnia transferred

                                                                     SCHEDULE VI

                                  VERSAR, INC.
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)


                           Beginning        Additions                           Other           Ending
      1993                  Balance          At Cost        Retirements        Changes          Balance
----------------          -----------      ----------       -----------      -----------      ----------
Land                      $         0      $         0      $         0      $        0       $         0
Buildings                       3,153              493              (83)              0             3,563
Furn. & Fixtures                1,788              243             (280)              0             1,751
Equipment                       5,129            1,049             (215)              0             5,963
Leasehold
 Improvements                     685               86                0               0               771
                          ------------     ------------     ------------     ------------     ------------
                          $    10,755      $     1,871      $      (578)     $        0       $    12,048
                          ============     ============     ============     ============     ============


                           Beginning        Additions                           Other           Ending
      1994                  Balance          At Cost        Retirements        Changes          Balance
----------------          -----------      ----------       -----------      -----------      ----------
Land                      $         0      $         0      $         0      $        0       $         0
Buildings                       3,563                0                0          (3,563)*               0
Furn. & Fixtures                1,751              139               (4)           (392)*           1,494
Equipment                       5,963              741             (560)           (752)*           5,392
Leasehold
 Improvements                     771               45                0            (453)*             363
                          ------------     ------------     ------------     ------------     ------------
                          $    12,048      $       925      $      (564)     $   (5,160)      $     7,249
                          ============     ============     ============     ============     ============


                             Beginning        Additions                         Other           Ending
      1995                    Balance          At Cost      Retirements        Changes          Balance
----------------            -----------      ----------     -----------      -----------      ----------
Land                      $         0      $         0      $         0      $        0       $         0
Buildings                           0                0                0               0                 0
Furn. & Fixtures                1,494              137               (2)              0             1,629
Equipment                       5,392              487             (704)             23             5,198
Leasehold
 Improvements                     363               44                0               2               409
                          ------------     ------------     ------------     ------------     ------------
                          $     7,249      $       668      $      (706)     $       25       $     7,236
                          ============     ============     ============     ============     ============

* Assets of Sarnia transferred

                                                                    SCHEDULE VII

                                  VERSAR, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





                                                      ADDITIONS
                                BALANCE AT            CHARGED TO                            BALANCE AT
                               BEGINNING OF            COSTS AND                              END OF
                                   YEAR                 EXPENSES       CHARGE OFF              YEAR
                               -------------         ----------         ----------         -------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS

1993                           $  1,171,043          $  725,288        $  (135,618)       $  1,760,713

1994                              1,760,713             (12,167)          (396,937)          1,351,609

1995                              1,351,609                 770           (395,180)            957,199
