Form 10-Q
period 1995-09-30
VERSAR INC
filed 1995-11-14
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1995 Commission File Number 19309
                               ------------------                        -----

                                 VERSAR, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 54-0852979
   -------------------------------        -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
 ---------------------------------------              ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
                                                  ---------------------------

                               Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock    Outstanding at October 31, 1995
    ---------------------    -------------------------------
        $ .01 par value            4,867,133 shares









                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q
                                                                PAGE
                                                                ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1995 and June 30, 1995.               3

               Consolidated Statements of Operations for the
               Three-Month Periods Ended September 30,
               1995 and 1994.                                      4

               Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended September 30,
               1995 and 1994.                                      5

               Notes to Consolidated Financial Statements        6-8

      ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations 8-10


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                   11

      ITEM 6 - Exhibits and Reports on Form 8-K                    12

   SIGNATURES                                                      13

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                              September 30,      June 30,
                                                  1995             1995
                                              -------------      --------
                                               (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . .         $    58        $    58
    Accounts receivable, net. . . . . .          12,480         11,723
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . .           1,257          1,099
    Assets of Sarnia transferred. . . .             428            434
    Deferred income taxes . . . . . . .             536            536
      Total current assets. . . . . . .          14,759         13,850
                                                --------       --------
    Property and equipment, net . . . .           1,493          1,457
    Assets of Sarnia transferred  . . .          12,763         12,871
    Other assets. . . . . . . . . . . .               9             17
                                                --------       --------
      Total assets. . . . . . . . . . .         $29,024        $28,195
                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Liabilities of Sarnia transferred .         $ 2,455        $ 2,133
    Accounts payable. . . . . . . . . .           2,588          1,950
    Bank line of credit . . . . . . . .             977            438
    Current portion of long-term debt .             137            335
    Accrued salaries and vacation . . .           1,299          1,390
    Other liabilities . . . . . . . . .           1,315          1,564
    Liabilities of discontinued operations,
     net. . . . . . . . . . . . . . . .             574            615
                                                --------       --------
      Total current liabilities . . . .           9,345          8,425
  Long-term debt. . . . . . . . . . . .               4              4
  Liabilities of Sarnia transferred . .          12,097         12,450
  Other long-term liabilities . . . . .             982          1,026
                                                --------       --------
      Total liabilities . . . . . . . .          22,428         21,905
                                                --------       --------
Commitments and Contingencies

  Stockholders' equity
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,855,833 shares and
   4,813,236 shares issued and outstanding
   at September 30 and June 30, 1995,
   respectively . . . . . . . . . . . .              49             48
  Capital in excess of par value. . . .          12,946         12,816
  Accumulated deficit . . . . . . . . .          (6,390)        (6,565)
                                                --------       --------
                                                  6,605          6,299
  Less treasury stock, at cost (3,327 shares at
   September 30, and June 30, 1995) . .              (9)            (9)
                                                --------       --------
       Total stockholders' equity . . .           6,596          6,290
                                                --------       --------
       Total liabilities and stockholders'
        equity. . . . . . . . . . . . .         $29,024        $28,195
                                                ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                                                   For the Three-Month
                                               Periods Ended September 30,
                                               ---------------------------
                                                   1995          1994
                                                 --------      --------


GROSS REVENUE . . . . . . . . . . . . . .        $10,490        $ 9,418
Purchased services and
  materials, at cost. . . . . . . . . . .          2,876          2,269
                                                 --------       --------

NET SERVICE REVENUE . . . . . . . . . . .          7,614          7,149
Direct costs of services and overhead . .          6,153          5,975
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . .          1,172          1,054
Other income. . . . . . . . . . . . . . .             (7)           (12)
Losses on Sarnia operations . . . . . . .             83             86
                                                 --------       --------
OPERATING INCOME. . . . . . . . . . . . .            213             46

OTHER EXPENSE
Interest expense. . . . . . . . . . . . .             24             38
Income tax expense. . . . . . . . . . . .             14              8
                                                 --------       --------

NET INCOME. . . . . . . . . . . . . . . .        $   175        $     0
                                                 ========       ========

NET INCOME PER SHARE. . . . . . . . . . .        $   .03        $   .00
                                                 ========       ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . . . . .          5,178          4,824
                                                 ========       ========












             The accompanying notes are an integral part of these
                    consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                     For the Three-Month
                                                 Periods Ended September 30,
                                                -----------------------------
                                                     1995          1994
                                                   --------      --------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .    $   175         $   ---
  Adjustments to reconcile net income to
   net cash used in operating activities
       Depreciation and amortization . . . . .        150             190
       Provision for doubtful accounts
        receivable . . . . . . . . . . . . . .        ---              (2)
       Common stock issued to ESSOP and
        stock bonus. . . . . . . . . . . . . .        109             ---
       Taxes payable . . . . . . . . . . . . .        ---             (95)
   Changes in assets and liabilities,
   net of asset dispositions
       Increase in accounts receivable . . . .       (757)           (618)
       (Increase) decrease in prepaids and
        other assets . . . . . . . . . . . . .       (158)            417
       Increase in accounts payable. . . . . .        638             521
       Decrease in accrued salaries and
        vacation . . . . . . . . . . . . . . .        (91)           (242)
       Decrease in other liabilities . . . . .       (292)           (198)
       Net change in assets and liabilities
        of Sarnia. . . . . . . . . . . . . . .         83              86
                                                  --------        --------
           Net cash from continuing operations       (143)             59
       Changes in net liabilities of
        discontinued operations. . . . . . . .        (41)            (84)
                                                  --------        --------
           Net cash used in operating activities     (184)            (25)
                                                  --------        --------

Cash flows from investing activities
  Purchase of property and equipment . . . . .       (179)            (55)
                                                  --------        --------

Cash flows from financing activities
  Net borrowings on the line of credit . . . .        539             462
  Principal payments on long-term debt . . . .       (198)           (439)
  Proceeds from issuance of the Company's
  common stock . . . . . . . . . . . . . . . .         22              36
                                                  --------        --------
         Net cash provided by financing
          activities . . . . . . . . . . . . .        363              59
                                                  --------        --------

Net decrease in cash . . . . . . . . . . . . .          0             (21)
Cash at the beginning of the year. . . . . . .         58              72
                                                  --------        --------

Cash at the end of the year. . . . . . . . . .    $    58         $    51
                                                  ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . .    $    11         $    35
    Income taxes . . . . . . . . . . . . . . .          2             121

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1995 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1995, and the results of operations for the three-month periods ended September 30, 1995 and 1994. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     The assets, liabilities, and results of operations of Sarnia Corporation have been reflected in the Company's financial statements. Refer to Note E for further information regarding the financial treatment of the real estate operations.

     The Company's analytical laboratory operations assets and liabilities have been netted together and presented as a net liability on the balance sheet.

     Certain Balance Sheet, Statement of Operations, and Statement of Cash Flows items have been restated for comparative financial statement purposes.

(B)  Debt

     Versar maintains a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"), which provides for advances up to $1,500,000. Borrowings on the line are at the prime rate of interest plus 2.5%, (11.25% at September 30, 1995). The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Advances under the line are due upon demand or on September 30, 1996. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $3,150,000. Unused borrowing availability at September 30, 1995 was $523,000. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the covenants at September 30, 1995.

     At June 30, 1995 the total mortgage debt of Sarnia Corporation (formerly Versar Virginia, Inc., which was spun-off to shareholders on June 30, 1994) was approximately $12,062,000. Versar continues to act as guarantor of the total debt should an event of default occur. During the first three months of fiscal year 1996, Versar loaned Sarnia $371,000 for principal payments under Sarnia's reducing revolving loan. Principal payments due under Sarnia's reducing revolving loan and term loan are approximately $1,405,000 and $1,428,000 in fiscal years 1996 and 1997, respectively. The remaining outstanding balance of $9,228,502 is due in May of fiscal year 1997. In fiscal year 1996, Sarnia expects to have the capability to pay approximately $400,000 in principal payments. In fiscal year 1997, Sarnia expects to have the capability to pay between $400,000 to $500,000 in principal payments. Therefore, Versar and Sarnia are currently seeking alternatives to refinance

                      VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

(B)  Debt (continued)

the existing debt in fiscal year 1996 in order to reduce the amount of principal payments and minimize Versar's guarantee of Sarnia's debt.

(C)  Income Taxes

     At June 30, 1995, the Company has $2.0 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of $1.4 million has been established. With increased profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(D)  Discontinued Operation

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

(E)  Sarnia Corporation

     Sarnia Corporation owns and operates an 18.3 acre office park in Springfield, Virginia, consisting of two office buildings which aggregate 229,000 square feet. One building is primarily occupied by Versar and the other building primarily by unrelated third-party tenants.

     On June 30, 1994, Sarnia was spun-off to Versar shareholders. The spin-off was initially accounted for as a discontinuation of operations. However, the spin-off did not relieve Versar of the risks of ownership due to Versar's guarantee of Sarnia's debt. Sarnia's results of operations are presented as single line items in the Consolidated Statement of Operations, and its assets and liabilities are presented as separate line items in the Consolidated Balance Sheet.

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

                     VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

(G)  Net Income Per Share

     Net income per share is computed by dividing by the weighted average number of common shares outstanding during the applicable period being reported.

(H)  Common Stock

     In fiscal year 1995, Versar issued approximately 32,348 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1995. In the fiscal year 1994, Versar issued approximately 296,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1994 and 1993.



ITEM 2    Management's Discussion and Analysis of Financial
Condition and
          Results of Operations

Results of Operations
---------------------

First Quarter 1996 Compared to First Quarter 1995
-------------------------------------------------

     Versar's gross revenue from operations for the first quarter of fiscal year 1996 increased by $1,072,000 (11%) compared to gross revenue for the comparable period of fiscal year 1995. The increase is primarily due to the receipt of new task orders in the Company's Rocky Mountain region in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the first quarter of fiscal year 1996 increased by $607,000 (27%) compared to costs for the comparable period of the previous year. The increase is principally due to the higher level of gross revenue as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 7% compared to the first quarter of fiscal year 1995. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 81% in the first quarter of fiscal year 1996 compared to 84% in the first quarter of fiscal year 1995.
The decrease is attributable to higher direct labor utilization as a result of the award of several task orders from the Air Force.

     Selling, general and administrative expenses approximated 15.4% of net service revenue in the first quarter of fiscal year 1996 compared to 14.7% in the first quarter of fiscal year 1995. The slight increase is due to a higher level of proposal activities during the first quarter of fiscal year 1996.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Other costs include costs and revenues that are not directly attributable to contracts. For the first quarter of fiscal year 1996, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc., of $7,000 compared to $12,000 recognized in the first quarter of fiscal year 1995.

     Losses on Sarnia operations are from the Company's real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership have not transferred, due to Versar's guarantee of Sarnia's debt, Sarnia's losses are included in Versar's financial statements. For the first quarter of fiscal year 1996, Sarnia has losses of $83,000 compared to $86,000 in the first quarter of fiscal year 1995. Sarnia's losses decreased due to higher rental income.

     Operating income for the first quarter of fiscal year 1996 was $213,000, an increase of $167,000 compared to the first quarter of fiscal year 1995. The increase is attributable to the increase in gross revenue as discussed above.

     Interest expense during the first quarter of fiscal year 1996 decreased by $14,000 compared to costs for the comparable period of the previous year. The decrease is the result of the Company's payment of $1,000,000 of debt during fiscal year 1995, which was assumed from Sarnia as a result of the spin-off of the Company's real estate operations.

     Versar's net income for the first quarter of fiscal year 1996 was $175,000 compared to no net income in the first quarter of fiscal year 1995. The increase is primarily the result of the higher volume of gross revenue during the quarter.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1995 approximated $5,414,000 or $11,000 lower than June 30, 1995. The decrease is primarily due to long term liabilities from Sarnia becoming current liabilities. In addition, the Company's current ratio at September 30, 1995 was 1.58 to 1, slightly less than that reported at the end of fiscal year 1995.

     Versar maintains a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"), which provides for advances up to $1,500,000. Borrowings on the line are at the prime rate of interest plus 2.5% (11.25% at September 30, 1995). The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Advances under the line are due upon demand or on September 30, 1996. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $3,150,000. Borrowing availability at September 30, 1995 was $523,000. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the covenants at September 30, 1995. Management believes that cash generated by operations and available from its line of credit will be adequate to meet the working capital needs for fiscal year 1996, provided the Company is successful in maintaining profitability. However, the bank is not required to make working capital advances under the line of credit if Versar were to be in default with the covenants of the line of credit; therefore, the Company cannot predict the bank's decision in advance of an actual default.

     At June 30, 1995 the total mortgage debt of Sarnia Corporation (formerly Versar Virginia, Inc., which was spun-off to shareholders on June 30, 1994) was approximately $12,062,000. Versar will continue to act as guarantor of the total debt should an event of default occur. During the first three months of fiscal year 1996,

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Versar loaned Sarnia $371,000 for principal payments under Sarnia's reducing revolving loan. Principal payments due under Sarnia's reducing revolving loan and term loan are approximately $1,405,000 and $1,428,000 in fiscal years 1996 and 1997, respectively. The remaining outstanding balance of $9,228,502 is due in May of fiscal year 1997. In fiscal year 1996, Sarnia expects to have the capability to pay approximately $400,000 in principal payments.
Therefore, Versar and Sarnia are currently seeking alternatives to refinance the existing debt in fiscal year 1996 in order to reduce the amount of principal payments and minimize Versar's guarantee of Sarnia's debt. Presently, Sarnia has a commitment letter from a major financial institution to refinance $9 million of the outstanding mortgage debt at a favorable interest rate. Furthermore, a major bank had provided a letter of intent to refinance $2 million of the debt over a seven year period, at a reduced interest rate. The remaining million dollars of debt will be financed through a proposed equity infusion in Sarnia from the sale of cumulative, convertible preferred shares whose approval is before the shareholders, which will be voted on at the Annual Meeting scheduled for November 16, 1995. No assurances can be made that these transactions will be consummated.

Spin-off of Sarnia Corporation
------------------------------

     The Company originally reported the spin-off of its real estate holdings in Sarnia as a divestiture on June 30, 1994. The Company's previous independent accountants advised the Company to change its original financial reporting to include the results of operations and financial position of Sarnia in the Company's audited financial statements for the fiscal year ended June 30, 1994. Accordingly, the Company adopted the change and has restated its June 30, 1994 financial statements and has included the results of operations and financial position of Sarnia in the Company's financial statements included in this report.

     The Company is evaluating a number of alternatives to resolve this issue, including the refinancing of certain of Sarnia's outstanding debt to lessen the Company's guarantee with respect to such debt so that the Company can, at a later date, account for the spin-off of the real estate operations as a divestiture. No assurances can be given that the Company's efforts will be successful.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.







            THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

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

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
              The following reports were filed on Form 8-K during the first quarter of the Company's fiscal year 1996:

              Form 8-K filed on October 10, 1995 reported under Item 4, Changes in Registrant's Certifying Accountant, dismissing Price Waterhouse LLP and selecting Arthur Andersen LLP as its principal accountant.

              From 8-K/A filed on October 24, 1995 reported under Item 4, Changes in Registrant's Certifying Accountant, provides Price Waterhouse LLP's response to the 8-K filed on October 10, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 VERSAR, INC.
                                             ------------------
                                                (Registrant)







                                           By:___________________________
                                           Benjamin M. Rawls
                                           Chairman and Chief
                                           Executive Officer




                                           By:___________________________
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer,
                                           Treasurer, and Principal
                                           Accounting Officer










Date:  November 14, 1995