Form 10-Q/A
period 1995-09-30
VERSAR INC
filed 1995-11-14
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q/A
                                 Amendment 1

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1995 Commission File Number 1-9309
                               ------------------                        ------

                                VERSAR, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


             DELAWARE                              54-0852979
----------------------------------------   --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
-----------------------------------------  ---------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (703) 750-3000
                                                  --------------------------

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






                                                 VERSAR, INC.
                                            ---------------------
                                                 (Registrant)







                                           By: /s/ Benjamin M. Rawls
                                              ------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive
                                           Officer




                                           By: /s/ Lawrence W. Sinnott
                                              -------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief Financial
                                           Officer, Treasurer, and
                                           Principal Accounting Officer










Date:  November 14, 1995