Form 10-Q
period 1995-12-31
VERSAR INC
filed 1996-02-13
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1995  Commission File Number 1-9309
                              ------------------                        -------

                                 VERSAR, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
----------------------------------------  ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                            22151
----------------------------------------  ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
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

                              Yes  X   No
                                 -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock    Outstanding at January 31, 1996
    ---------------------    -------------------------------
        $ .01 par value              4,889,875 shares









                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                    PAGE
                                                                    ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1995 and June 30, 1995.                   3

               Consolidated Statements of Operations for the
               Three-Month and Six-Month Periods Ended
               December 31, 1995 and 1994.                            4

               Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended December 31,
               1995 and 1994.                                         5

               Notes to Consolidated Financial Statements           6-8

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations    8-11


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                     12

      ITEM 4 - Submission of Matters to a Vote of Stockholders       13

      ITEM 6 - Exhibits and Reports on Form 8-K                      13

   SIGNATURES                                                        14

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                               December 31,      June 30,
                                                   1995            1995
                                               ------------      --------
                                                (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . .       $    58        $    58
    Accounts receivable, net. . . . . . . .        12,782         11,723
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . .         1,306          1,099
    Assets of Sarnia transferred. . . . . .           ---            434
    Deferred income taxes . . . . . . . . .           536            536
                                                  --------       --------
         Total current assets . . . . . . .        14,682         13,850

    Property and equipment, net . . . . . .         1,746          1,457
    Assets of Sarnia transferred. . . . . .           ---         12,871
    Other assets. . . . . . . . . . . . . .           ---             17
                                                 ---------       --------
         Total assets . . . . . . . . . . .       $16,428        $28,195
                                                 =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Liabilities of Sarnia transferred . . .       $   ---        $ 2,133
    Accounts payable. . . . . . . . . . . .         2,910          1,950
    Bank line of credit . . . . . . . . . .           700            438
    Current portion of long-term debt . . .             4            335
    Accrued salaries and vacation . . . . .         1,732          1,390
    Other liabilities . . . . . . . . . . .         1,315          1,564
    Liabilities of discontinued
     operations, net. . . . . . . . . . . .           450            615
                                                  --------       --------
         Total current liabilities. . . . .         7,111          8,425
  Long-term debt. . . . . . . . . . . . . .             3              4
  Liabilities of Sarnia transferred . . . .           ---         12,450
  Other long-term liabilities . . . . . . .         1,001          1,026
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . . .         1,420            ---
                                                  --------       --------
         Total liabilities. . . . . . . . .         9,535         21,905
                                                  --------       --------
Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 10,000,000
     shares authorized; 4,883,938 shares and
     4,813,236 shares issued and outstanding
     at December 31, and June 30, 1995,
     respectively . . . . . . . . . . . . .            49             48
    Capital in excess of par value. . . . .        13,008         12,816
    Accumulated deficit . . . . . . . . . .        (6,160)        (6,565)
                                                  --------       --------
                                                    6,897          6,299
    Less treasury stock, at cost (1,327
     shares at December 31, and 3,327
     shares at June 30, 1995) . . . . . . .            (4)            (9)
                                                  --------       --------
         Total stockholders' equity . . . .         6,893          6,290
                                                  --------       --------
         Total liabilities and
         stockholders' equity . . . . . . .       $16,428        $28,195
                                                  ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                     For the Three-Month               For the Six-Month
                  Periods Ended December 31,       Periods Ended December 31,
                  --------------------------       --------------------------
                                         1995      1994      1995      1994
                                       -------   -------   -------   -------
GROSS REVENUE . . . . . . . . .        $11,807   $ 9,364   $22,297   $18,783
Purchased services and
  materials, at costs . . . . .          3,677     2,085     6,553     4,355
                                       --------  --------  --------  --------
NET SERVICE REVENUE . . . . . .          8,130     7,279    15,744    14,428
Direct costs of services
  and overhead. . . . . . . . .          6,633     5,934    12,786    11,909
Selling, general and
  administrative expenses . . .          1,152     1,134     2,324     2,188
Other (income). . . . . . . . .             (7)      (12)      (14)      (24)
Losses on Sarnia operations . .             59        75       142       161
                                       --------  --------  --------  --------
OPERATING INCOME. . . . . . . .            293       148       506       194

Interest expense. . . . . . . .             49        32        73        70
Income tax expense. . . . . . .             14        15        28        23
                                       --------  --------  --------  --------

NET INCOME. . . . . . . . . . .        $   230   $   101   $   405   $   101
                                       ========  ========  ========  ========

NET INCOME PER SHARE. . . . . .        $   .04   $   .02   $   .08   $   .02
                                       ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . .          5,170     4,878     5,151     4,820
                                       ========  ========  ========  ========





            The accompanying notes are an integral part of these
                      consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                       For the Six-Month
                                                  Periods Ended December 31,
                                                  --------------------------
                                                    1995            1994
                                                   -------         -------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .     $   405         $   101
  Adjustments to reconcile net income to
   net cash provided by operating activities
       Depreciation and amortization . . . . .         327             358
       Provision for doubtful accounts
        receivable . . . . . . . . . . . . . .          (7)            (37)
       Common stock issued to ESSOP and
        stock bonus. . . . . . . . . . . . . .         114             231
       Taxes payable . . . . . . . . . . . . .         ---             (95)
  Changes in assets and liabilities,
  net of asset dispositions
       Increase in accounts receivable . . . .      (1,052)           (751)
       (Increase) decrease in prepaids
        and other assets . . . . . . . . . . .        (206)          1,041
       Increase in accounts payable. . . . . .         960             397
       Increase in accrued salaries and
        vacation . . . . . . . . . . . . . . .         342             106
       Decrease in other liabilities . . . . .        (274)           (709)
       Net change in assets and liabilities
        of Sarnia. . . . . . . . . . . . . . .         142             161
                                                   --------        --------
         Net cash from continuing operations .         751             803
       Changes in net liabilities of
        discontinued operations. . . . . . . .        (165)            (65)
                                                   --------        --------
         Net cash provided by operating
          activities . . . . . . . . . . . . .         586             738
                                                   --------        --------

Cash flows from investing activities
  Purchase of property and equipment . . . . .        (600)            (98)
                                                   --------        --------

Cash flows from financing activities
  Net borrowings on the line of credit . . . .         262             ---
  Principal payments on long-term debt . . . .        (332)           (692)
  Proceeds from issuance of the Company's
    common stock . . . . . . . . . . . . . . .          84              36
                                                   --------        --------
         Net cash provided by (used in)
          financing activities . . . . . . . .          14            (656)
                                                   --------        --------

Net decrease in cash . . . . . . . . . . . . .           0             (16)
Cash at the beginning of the year. . . . . . .          58              72
                                                   --------        --------

Cash at the end of the year. . . . . . . . . .     $    58         $    56
                                                   ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . .     $    46         $    80
    Income taxes . . . . . . . . . . . . . . .           5             141

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1995, and the results of operations for the six-month periods ended December 31, 1995 and 1994. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     The assets, liabilities, and results of operations of Sarnia Corporation have been reflected in the Company's financial statements for fiscal year ended June 30, 1995. At December 31, 1995, the assets and liabilities have been removed from Versar's balance sheet due to the refinancing of Sarnia's debt (refer to Note B for further information on the Sarnia refinancing). Refer to Note E for further information regarding the financial treatment of the real estate operations.

     The Company's analytical laboratory operations assets and liabilities have been netted together and presented as a net liability on the balance sheet.

     Certain Balance Sheet, Statement of Operations, and Statement of Cash Flows items have been restated for comparative financial statement purposes.

(B)  Debt

     Versar maintained a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"). Prior to January 25, 1996, the line provided for advances up to $1,500,000. Borrowings on the line are at the prime rate of interest plus 2.5%, (11% at December 31, 1995). The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit was restricted to the borrowing base of qualifying receivables less $3,150,000. Unused borrowing availability at December 31, 1995 was $800,000. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to the maintenance of certain financial ratios. The Company was in compliance with the financial covenants at December 31, 1995.

     On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2%. A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Advances under the line are due upon demand or on December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios.

                     VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

     As previously reported, Versar has guaranteed the debt of Sarnia Corporation. At June 30, 1995 the total mortgage debt of Sarnia Corporation ("Sarnia") (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994) was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred Shares to a group of private investors. Versar will guarantee Sarnia's $1,500,000 term loan. There is a reserve of $1,420,000 against the loan. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,000,000 to $1,500,000. The impact of the refinancing has been reflected in Versar's December 31, 1995 Balance Sheet.
As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

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

(D)  Discontinued Operation

     In the third quarter of fiscal year 1994, management announced that Versar was going to discontinue further operations of Versar Laboratories, Inc. ("VLI"). VLI had lost approximately $800,000 per year for the last three prior years. Subsequent to this decision, Kemron Environmental Services, Inc. purchased the fixed assets of VLI for $250,000 on August 1, 1994. With the purchase of assets and the assumption of certain lease obligations, the Company was able to reverse $300,000 of the previously recorded reserve in the fourth quarter of fiscal year 1994.

(E)  Sarnia Corporation

     Sarnia Corporation owns and operates an 18.3 acre office park in Springfield, Virginia, consisting of two office buildings which aggregate 229,000 square feet of which Versar leases approximately 35% of the buildings.

     On June 30, 1994, Sarnia was spun-off to the Versar shareholders. The spin-off was initially accounted for as a discontinuation of operations. However, the spin-off did not relieve Versar of the risks of ownership due to Versar's guarantee of Sarnia's debt. Sarnia's results of operations are presented as single line items in Versar's Consolidated Statement of Operations for the three-month and six-month periods ended December 31, 1995 and 1994, and its assets and liabilities are presented as separate line items in Versar's Consolidated Balance Sheet for fiscal year ended June 30, 1995. On January 25, 1996, Sarnia refinanced its existing debt (Refer to Note B). As a part of the refinancing, Versar's guarantee was reduced from $12 million to $1.5 million. Versar has a reserve of $1.42 million against this loan. Therefore, effective January 1, 1996, Versar will no longer include the results of operations of Sarnia in its consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Net Income Per Share

     Net income per share is computed by dividing the net income for a period by the weighted average number of common shares outstanding and exercisable options during the applicable period being reported.

(H)  Common Stock

     In fiscal year 1996, Versar has issued approximately 32,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1995. In the fiscal year 1995, Versar issued approximately 140,000 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1995 and 1994.



ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison for Fiscal Years 1996 and 1995
--------------------------------------------------------

     Versar's gross revenue for the fiscal quarter ended December 31, 1995 totaled $11,807,000 an increase of $2,443,000 (26%) compared to gross revenue of $9,364,000 for the second quarter of the prior fiscal year. The increase is primarily due to work being performed in the Company's Rocky Mountain region in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the second quarter of fiscal year 1996 increased by $1,592,000 (76%) compared to costs for the comparable period of the previous year. The increase is principally due to the increase in gross revenue as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 12% compared to the second quarter of fiscal year 1995. The increase is due to the higher volume in gross revenue.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased slightly to 81.6% in the second quarter of 1996 compared to 81.5% in the second quarter of fiscal year 1995. The slight increase is attributable to more competitive pricing.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 14% of net service revenue in the second quarter of fiscal year 1996, compared to 16% in the second quarter of fiscal year 1995. The decrease is the result of higher net service revenue volume while maintaining selling, general and administrative expenses at the same level.

     Other costs include the costs and revenues that are not directly attributable to contracts. For the second quarter of fiscal year 1996, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $7,000 compared to $12,000 recognized in the second quarter of fiscal year 1995.

     Losses on Sarnia operations are from the Company's real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership had not transferred, due to Versar's guarantee of Sarnia's debt, Sarnia's losses are included in Versar's financial statements included in this Form 10-Q. For the second quarter of fiscal year 1996, Sarnia had losses of $59,000 compared to $75,000 in the second quarter of fiscal year 1995. Sarnia's losses decreased due to higher rental income. On January 25, 1996, Sarnia refinanced its debt and Versar's guarantee of Sarnia's indebtedness was reduced to $1,500,000. Therefore, Versar will no longer include the results of operations and financial position of Sarnia in its consolidated financial statements. See Note (B) and (E) to the Notes of Consolidated Financial Statements.

     Operating income for the second quarter of fiscal year 1996 was $293,000, an increase of $145,000 over the second quarter of fiscal year 1995. The increase is primarily due to the higher gross revenue as mentioned above.


     Interest expense during the second quarter of fiscal year 1996 increased by $17,000 (53%) compared to costs for the comparable period of the previous year. The increase for the second quarter of 1996 compared to the same period in fiscal year 1995, reflects increased borrowing on the Company's line of credit as a result of the increase in gross revenue volume.

     Versar had a net income of $230,000 in the second quarter of fiscal year 1996 compared to a net income of $101,000 in the second quarter of fiscal year 1995. The increase is primarily the result of the higher gross revenue as mentioned above.

Six Month Comparison for Fiscal Years 1996 and 1995
---------------------------------------------------

     Versar's gross revenue for the six months ended December 31, 1995 totaled $22,297,000 an increase of $3,514,000 (19%) compared to gross revenue of $18,783,000 for the six months of the prior fiscal year. The increase in gross revenue was primarily due to work being performed by the Rocky Mountain Region in support of the Air Force Environmental Excellence contract.

     Purchased services and materials for the first six months of fiscal year 1996 increased by $2,198,000 (51%) compared to costs for the comparable period of the previous year. The increase is principally due to the increase in gross revenue as mentioned above.

     Net service revenue increased by 9% compared to the first six months of fiscal year 1995. The increase is due to the higher volume in gross revenue.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The percentage of direct costs and services and overhead to net service revenue decreased to 81% in the first six months of 1996 compared to 83% in the first six months of fiscal year 1995. The decrease is attributable to higher direct labor utilization due to the award of several task orders from the Air Force.

     Selling, general and administrative expenses approximated 15% of net service revenue in the first six months of fiscal year 1996, compared to 15% in the first six months of fiscal year 1995. Management continues efforts to balance the spending on selling, general, and administrative expenses with the volume of business of the Company.

     Other costs include costs and revenues that are not directly attributable to contracts. For the first six months of fiscal year 1996, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $14,000 compared to $24,000 recognized in the first six months of fiscal year 1995.

     Losses on Sarnia operations are from the Company's real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership had not transferred, due to Versar's guarantee of Sarnia's debt, Sarnia's losses are included in Versar's financial statements included in this Form 10-Q. For the first six months of fiscal year 1996, Sarnia had losses of $142,000 compared to $161,000 in the first six months of fiscal year 1995. Sarnia's losses decreased due to higher rental income. On January 25, 1996, Sarnia refinanced its debt and Versar's guarantee of Sarnia's indebtedness was reduced to $1,500,000. Therefore, Versar will no longer include the results of operations and financial position of Sarnia in its consolidated financial statements. See Note (B) and (E) to the Notes of Consolidated Financial Statements.

     Operating income for the first six months of fiscal year 1996 was $506,000 a increase of $312,000 over the first six months of fiscal year 1995. The increase is the result of higher gross revenues as mentioned above.

     Interest expense during the first six months of fiscal year 1996 increased by $3,000 (4%) compared to costs for the comparable period of the previous year. The increase for the first six months of 1996 compared to the same period in fiscal year 1995, reflects the higher usage of the Company's line of credit as a result of the increase in revenue for the period.

     Versar had net income of $405,000 for the first six months of fiscal year 1996 compared to net income of $101,000 for the first six months of fiscal year 1995. The increase is primarily the result of the higher gross revenue as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 1995 approximated $7,571,000, an increase of $2,146,000 (40%) over June 30, 1995. The increase is primarily due to the removal of Sarnia's assets and liabilities from the Company's balance sheet due to Sarnia's refinancing of its mortgages.

     Versar maintained a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"). Prior to January 25, 1996, the line provided for advances up to $1,500,000. Borrowings on the line were at the prime rate of interest plus 2.5%, (11% at December 31, 1995). The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit was restricted to the borrowing base of qualifying receivables less $3,150,000. Unused borrowing availability at December 31, 1995 was $800,000. The Company must also obtain Riggs' approval prior to

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at December 31, 1995.

     On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% and 1/4% on the unused portion of the line of credit. The line is guaranteed by the Company and each subsidiary individually and collectively, secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Advances under the line are due upon demand or on December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios.

     At June 30, 1995 the total mortgage debt of Sarnia Corporation (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30,
1994) was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred Shares to a group of private investors. Versar has guaranteed Sarnia's $1,500,000 term loan and has taken a reserve of $1,420,000 against the loan. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,000,000 to $1,500,000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

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

Item 4 -  Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on November 16, 1995. The matters voted on at the Annual meeting were as follows:

     (1)  The Election of Directors
          The nomination of Rawls, Markels, Durfee, Halpin, Rice, Horton, Judkins and Gray to serve as directors of the Company was approved as indicated below:

                                      Vote         Withheld
                                      for          Authority
                                   ---------       ---------
     Benjamin M. Rawls             3,564,561        36,377

     Michael Markels, Jr.          3,530,292        70,646

     Robert L. Durfee              3,531,943        68,995

     Gerald T. Halpin              3,533,576        67,362

     M. Lee Rice                   3,532,576        68,362

     John P. Horton                3,533,292        67,646

     Charles I. Judkins            3,565,438        35,500

     John E. Gray                  3,566,338        34,600

     (2) Ratification of the appointment of Arthur Andersen, LLP as independent accountants for fiscal year 1996.
          Arthur Andersen was ratified as the Company's independent accountants as follows:

                       For         Againtst       Abstain
                    ---------      --------       -------
                    3,578,302       14,884         7,552

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
          None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 VERSAR, INC.
                                              -----------------
                                                 (Registrant)







                                        By:    \s\
                                           -----------------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief
                                           Executive Officer




                                        By:     \s\
                                           -----------------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer,
                                           Treasurer, and Principal
                                           Accounting Officer










Date:  February 14, 1996