Form 10-Q
period 1996-03-31
VERSAR INC
filed 1996-05-14
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  March 31, 1996  Commission File Number 1-9309
                              -----------------                       --------

                                  VERSAR, INC.
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
- ---------------------------------------  -------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
- ---------------------------------------  -------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
                                                  ----------------------------

                                     Not Applicable
- ------------------------------------------------------------------------------
                        (Former name, former address and former
                       fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock    Outstanding at April 30, 1996
    ---------------------    -----------------------------
        $ .01 par value            4,961,493 shares









                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1996 and June 30, 1995.                        3

               Consolidated Statements of Operations for the
               Three-Month and Nine-Month Periods Ended
               March 31, 1996 and 1995.                                 4

               Consolidated Statements of Cash Flows
               for the Nine-Month Periods Ended March 31,
               1996 and 1995.                                           5

               Notes to Consolidated Financial Statements               6-8

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations         8-11


   PART II - OTHER INFORMATION

      ITEM 1 -                               Legal Proceedings         12

      ITEM 6 - Exhibits and Reports on Form 8-K                        13

   SIGNATURES                                                          14


                      VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                March 31,         June 30,
                                                  1996              1995
                                               -----------      -----------
                                               (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . .      $    58        $    58
    Accounts receivable, net. . . . . . . .       12,962         11,723
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . .        1,442          1,099
    Assets of Sarnia transferred. . . . . .          ---            434
    Deferred income taxes . . . . . . . . .          536            536
                                                ---------      ---------
         Total current assets . . . . . . .       14,998         13,850

    Property and equipment, net . . . . . .        1,789          1,457
    Assets of Sarnia transferred. . . . . .          ---         12,871
    Other assets. . . . . . . . . . . . . .          ---             17
                                                ---------      ---------
         Total assets . . . . . . . . . . .      $16,787        $28,195
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Liabilities of Sarnia transferred . . .      $   ---        $ 2,133
    Accounts payable. . . . . . . . . . . .        2,599          1,950
    Bank line of credit . . . . . . . . . .          222            438
    Notes Payable . . . . . . . . . . . . .          512            335
    Accrued salaries and vacation . . . . .        1,536          1,390
    Other liabilities . . . . . . . . . . .        2,233          1,564
    Liabilities of discontinued
     operations, net. . . . . . . . . . . .          ---            615
                                                ---------      ---------
         Total current liabilities. . . . .        7,102          8,425
  Long-term debt. . . . . . . . . . . . . .            3              4
  Liabilities of Sarnia transferred . . . .          ---         12,450
  Other long-term liabilities . . . . . . .        1,015          1,026
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . . .        1,420            ---
                                                ---------      ---------
         Total liabilities. . . . . . . . .        9,540         21,905
                                                ---------      ---------
Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 10,000,000
     shares authorized; 4,961,493 shares and
     4,813,236 shares issued and outstanding
     at March 31, 1996 and June 30, 1995,
     respectively . . . . . . . . . . . . .           50             48
    Capital in excess of par value. . . . .       13,194         12,816
    Accumulated deficit . . . . . . . . . .       (5,947)        (6,565)
                                                ---------      ---------
                                                   7,297          6,299
    Less treasury stock, at cost (14,869
     shares at March 31, 1996 and 3,327
     shares at June 30, 1995) . . . . . . .          (50)            (9)
                                                ---------      ---------
       Total stockholders' equity . . . . .        7,247          6,290
                                                ---------      ---------
       Total liabilities and
       stockholders' equity                      $16,787        $28,195
                                                =========      =========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                    For the Three-Month            For the Nine-Month
                  Periods Ended March 31,        Periods Ended March 31,
                  -----------------------        -----------------------
                                      1996       1995       1996       1995
                                    -------    -------    -------    -------
GROSS REVENUE . . . . . . . . .     $11,389    $10,054    $33,686    $28,837
Purchased services and
  materials, at costs . . . . .       3,165      2,640      9,718      6,995
                                    --------   --------   --------   --------
NET SERVICE REVENUE . . . . . .       8,224      7,414     23,968     21,842
Direct costs of services
  and overhead. . . . . . . . .       6,883      6,030     19,669     17,938
Selling, general and
  administrative expenses . . .       1,103      1,315      3,427      3,502
Other (income). . . . . . . . .          (7)      (172)       (21)      (195)
Losses on Sarnia operations . .          --         51        142        212
                                    --------   --------   --------   --------
OPERATING INCOME. . . . . . . .         245        190        751        385

Interest expense. . . . . . . .          22         23         95         93
Income tax expense. . . . . . .          10         15         38         38
                                    --------   --------   --------   --------

NET INCOME. . . . . . . . . . .     $   213    $   152    $   618    $   254
                                    ========   ========   ========   ========

NET INCOME PER SHARE. . . . . .     $   .04    $   .03    $   .12    $   .05
                                    ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . .       5,216      4,853      5,167      4,784
                                    ========   ========   ========   ========




              The accompanying notes are an integral part of these
                        consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                       For the Nine-Month
                                                     Periods Ended March 31,
                                                     -----------------------
                                                       1996            1995
                                                     -------         -------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .       $   618         $  254
  Adjustments to reconcile net income to
   net cash provided by operating activities
       Depreciation and amortization . . . . .           491            541
       Provision for doubtful accounts
        receivable . . . . . . . . . . . . . .            52            (28)
       Common stock issued to ESSOP and
        stock bonus. . . . . . . . . . . . . .           114            231
       Taxes payable . . . . . . . . . . . . .           ---            (95)
  Changes in assets and liabilities,
  net of asset dispositions
       Increase in accounts receivable . . . .        (1,291)          (800)
       (Increase) decrease in prepaids
        and other assets . . . . . . . . . . .          (342)           697
       Increase in accounts payable. . . . . .           649            483
       Increase (decrease) in accrued
        salaries and vacation. . . . . . . . .           146           (163)
       Increase (decrease) in other
        liabilities. . . . . . . . . . . . . .           836           (411)
       Net change in assets and liabilities
        of Sarnia. . . . . . . . . . . . . . .           142            212
                                                     --------       --------
         Net cash from continuing operations .         1,415            921
       Changes in net liabilities of
        discontinued operations. . . . . . . .          (615)           (97)
                                                     --------       --------
         Net cash provided by operating
          activities . . . . . . . . . . . . .           800            824


Cash flows from investing activities
  Purchase of property and equipment . . . . .          (808)          (184)
                                                     --------       --------

Cash flows from financing activities
  Net (payments) borrowings on the line
   of credit . . . . . . . . . . . . . . . . .          (216)           230
  Principal payments on long-term debt . . . .            (1)          (949)
  Proceeds from issuance of the Company's
    common stock . . . . . . . . . . . . . . .           225             63
                                                     --------       --------
         Net cash provided by (used in)
          financing activities . . . . . . . .             8           (656)
                                                     --------       --------

Net decrease in cash . . . . . . . . . . . . .             0            (16)
Cash at the beginning of the year. . . . . . .            58             72
                                                     --------       --------

Cash at the end of the year. . . . . . . . . .       $    58        $    56
                                                     ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . . . . . .       $    78        $   114
     Income taxes. . . . . . . . . . . . . . .             5            144

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1996, and the results of operations for the three-month and nine-month periods ended March 31, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     The assets, liabilities, and results of operations of Sarnia Corporation were in the Company's financial statements for fiscal year ended June 30, 1995. At December 31, 1995, the assets and liabilities have been removed from Versar's balance sheet due to the refinancing of Sarnia's debt (refer to Note B for further information on the Sarnia refinancing). Refer to Note D for further information regarding the financial treatment of the former real estate operations.

     The Company's analytical laboratory operations assets and liabilities have been netted together and presented as a net liability on the balance sheet as of June 30, 1995.

     Certain Balance Sheet, Statement of Operations, and Statement of Cash Flows items have been restated for comparative financial statement purposes.

(B)  Debt

     Versar maintained a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"). Prior to January 25, 1996, the line provided for advances up to $1,500,000. On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at March 31, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at March 31, 1996 was $2,778,000. Advances under the line are due upon demand or on December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at March 31, 1996.

                    VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

     As previously reported, Versar has guaranteed certain debt of Sarnia Corporation. At June 30, 1995 the total mortgage debt of Sarnia Corporation ("Sarnia") (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994) was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. Versar currently guarantees Sarnia's $1,500,000 term loan and Versar has established a reserve of $1,420,000 against the loan. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,000,000 to $1,500,000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

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

(D)  Sarnia Corporation

     Sarnia Corporation owns and operates an 18.3 acre office park in Springfield, Virginia, consisting of two office buildings which aggregate 229,000 square feet of which Versar leases approximately 35% of the buildings.

     On June 30, 1994, Sarnia was spun-off to the Versar shareholders.   The
spin-off did not relieve Versar of the risks of ownership due to Versar's guarantee of Sarnia's debt. On January 25, 1996, Sarnia refinanced its existing debt (Refer to Note B). As a part of the refinancing, Versar's guarantee was reduced from $12,000,000 to $1,500,000. Versar has a reserve of $1,420,000 against this loan. As of January 1, 1996, the results of operations of Sarnia are no longer included in Versar's consolidated financial statements. Sarnia's results of operations were presented as single line items in Versra's Consolidated Statement of Operations for the six-month period ended December 31, 1995 and the nine-month period ended March 31, 1995. Sarnia's assets and liabilities are presented as separate line items in Versar's Consolidated Balance Sheet for fiscal year ended June 30, 1995.

                      VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Net Income Per Share

     Net income per share is computed by dividing the net income for a period by the weighted average number of common shares outstanding and exercisable options during the applicable period being reported.

(G)  Common Stock

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



ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Third Quarter Comparison for Fiscal Year 1996 and 1995
- ------------------------------------------------------

     Versar's gross revenue for the third quarter ended March 31, 1996 totaled $11,389,000, an increase of $1,335,000 (13%) compared to gross revenue of $10,054,000 for the third quarter of the prior fiscal year. The increase is primarily due to task orders being performed in the Company's Midwest and Rocky Mountain regions in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the third quarter of fiscal year 1996 increased by $525,000 (20%) compared to costs for the previous year. The increase is principally due to the increase in gross revenue as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 11% compared to the third quarter of fiscal year 1995. The increase is due to the higher volume in gross revenue as described above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased to 83.7% in the third quarter of fiscal year 1996 compared to 81.3% in the third quarter of fiscal year 1995. The increase is attributable to lower direct labor utilization as a result of the government shutdown in January 1996 and poor weather conditions on the east coast.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 13% of net service revenue in the third quarter of fiscal year 1996, compared to 18% in the third quarter of fiscal year 1995. The decrease is the result of higher net service revenue and lower proposal efforts during the quarter.

     Other income include the costs and revenues that are not directly attributable to contracts. For the third quarter of fiscal year 1996, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $7,000 compared to $12,000 recognized in the third quarter of fiscal year 1995. In addition, the Company reversed $160,000 of accrued real estate cost in the third quarter of fiscal year 1995 that were no longer required.

     Losses on Sarnia operations are from the Company's former real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership had not transferred, due to Versar's guarantee of Sarnia's debt, Sarnia's losses were included in Versar's financial statements through December 31, 1995. On January 25, 1996, Sarnia refinanced its debt and Versar's guarantee of Sarnia's indebtedness decreased to $1,500,000. Therefore, the results of operations and financial position of Sarnia are no longer included in Versar's consolidated financial statements. Sarnia had losses of $51,000 that were included in the third quarter of fiscal year 1995. See Note (B) and (D) to the Notes of Consolidated Financial Statements.

     Operating income for the third quarter of fiscal year 1996 was $245,000, an increase of $55,000 over the third quarter of fiscal year 1995. The increase is primarily due to the completion of the spin-off of Sarnia as mentioned above.

     Interest expense during the third quarter of fiscal year decreased slightly compared to costs for the comparable period of the previous year. The decrease reflects the lower utilization of the Company's line of credit during the quarter.

     Versar had net income of $213,000 in the third quarter of fiscal year 1996 compared to net income of $152,000 in the third quarter of fiscal year 1995. The increase is primarily the result of the higher revenue volume and the completion of the spin-off of Sarnia.


Nine-Month Comparison of Fiscal Years 1996 and 1995
- ---------------------------------------------------

     Versar's gross revenue for the first nine months ended March 31, 1996 totaled $33,686,000, an increase of $4,849,000 (17%) compared to gross revenue of $28,837,000 for the nine months of the prior fiscal year. The increase is primarily due to task orders being performed in the Company's Rocky Mountain region in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the nine months of fiscal year 1996 increased by $2,723,000 (39%) compared to costs for the previous year. The increase is principally due to the increase in gross revenue as mentioned above.

     Net service revenue increased by 10% compared to the nine months of fiscal year 1995. The increase is due to the higher volume in gross revenue.


     The percentage of direct costs of services and overhead remained stable for the nine months of fiscal year 1996 in relation to the nine months of fiscal year 1995.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 14% of net service revenue in the nine months of fiscal year 1996, compared to 16% in the nine months of fiscal year 1995. The reduction is due to the increased net service revenue while continuing to stabilize the selling, general and administrative expenses.

     Losses on Sarnia operations are from the Company's former real estate operations that were spun-off to shareholders on June 30, 1994. Because the risks of ownership had not transferred, due to Versar's guarantee of Sarnia's debt, Sarnia's losses were included in Versar's financial statements through December 31, 1995. On January 25, 1996, Sarnia refinanced its debt and Versar's guarantee of Sarnia's indebtedness decreased to $1,500,000. Therefore, effective January 1, 1996, the results of operations and financial position of Sarnia are no longer included in Versar's consolidated financial statements. Sarnia had losses of $142,000 for the first six months of fiscal year 1996 that were included in the nine months of fiscal year 1996 compared to $212,000 in the first nine months of fiscal year 1995. See Note (B) and
(D) to the Notes of Consolidated Financial Statements.

     Operating income for the nine months of fiscal year 1996 was $751,000, an increase of $366,000 over the nine months of fiscal year 1995. The increase is the result of higher gross revenues as mentioned above.

     Interest expense during the nine months of fiscal year 1996 increased by $2,000 (2%) compared to costs for the comparable period of the previous year. The increase for the nine months was due to higher usage of the Company's line of credit as a result of the increased revenue volume earlier in the fiscal year.

     Versar had net income of $618,000 for the nine months of fiscal year 1996 compared to net income of $254,000 for the nine months of fiscal year 1995. The increase is primarily the result of the higher gross revenues as mentioned above.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital at March 31, 1996 approximated $7,896,000, an increase of $2,471,000 (46%) over June 30, 1995. The increase is primarily due to the removal of Sarnia's assets and liabilities from the Company's balance sheet as a result of Sarnia's refinancing of its mortgages and due to improved earnings of the Company.

     Versar maintains a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"). Prior to January 25, 1996, the line of credit provided for advances up to $1,500,000. On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at March 31, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on the property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at March 31, 1996 was $2,778,000. Advances under the line are due upon demand or December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at March 31, 1996.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     As previously reported, Versar has guaranteed certain debt of Sarnia Corporation. At June 30, 1995 the total mortgage debt of Sarnia Corporation ("Sarnia") (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994) was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. Versar currently guarantees Sarnia's $1,500,000 term loan and Versar has established a reserve of $1,420,000 against the loan. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,000,000 to $1,500,000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     Approximately $300,000 will be required for capital expenditures during the remainder of fiscal year 1996 and will be funded out of current working capital.

Impact of Inflation
- -------------------

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

     In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case is now before the trial court to proceed on the promissory estoppel claim only. A bench trial without jury is set for January 27, 1997. Based upon the Court of Appeals' decision and consultation with outside council, management believes the outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

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






                                                 VERSAR, INC.
                                              -----------------
                                                 (Registrant)







                                        By:   \s\ Benjamin M. Rawls
                                           -----------------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief
                                           Executive Officer




                                        By:   \s\ Lawrence W. Sinnott
                                           -----------------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer, and
                                           Treasurer











Date:  May 15, 1996