Form 10-K
period 1996-06-30
VERSAR INC
filed 1996-09-24
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                       COMMISSION FILE
      JUNE 30, 1996                                              NO. 1-9309

                     -------------------------------------

                                   VERSAR INC.
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 3, 1996 was approximately $7,804,674.

         The number of shares of Common Stock outstanding as of September 3, 1996 was 4,996,053.

         The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 21 through 25 hereof.

       ------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1996 Annual Meeting of Stockholders scheduled to be held on November 14, 1996 are incorporated by reference into Part III thereof.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND & PERSPECTIVE

         Versar, Inc. ("Versar" or "the Company"), founded in 1969, is a nationally recognized environmental engineering and consulting firm. From a network of 17 offices nationwide, Versar specializes in providing environmental risk and infrastructure management services to industry, government, and commercial clients.

         For the past five years, management has focused on rebuilding and restructuring Versar by establishing a focus and direction for the Company, increasing sales volume, reducing the overhead cost structure, disposing of highly leveraged real estate, divesting of unprofitable laboratory operations, reducing high legal fees and increasing cash flow.

         Versar has successfully completed its rebuilding and restructuring efforts by completing the refinancing in January 1996 of its former real estate operations spun-off to shareholders in June 1994. We have just completed our ninth consecutive profitable quarter and increased our funded backlog by 36 percent in fiscal year 1996. In addition, our sales volume has increased to $44 million or 13 percent over fiscal year 1995 and profitability improved by more than 100 percent.

         Versar has recently been ranked by Engineering New Record as 68th out of the top 200 environmental firms in gross revenue and 17th out of the top 50 based on growth in new contracts in 1995 in the United States.

A BUSINESS APPROACH TO ENVIRONMENTAL MANAGEMENT

         Management, while continuing to strengthen the Company's basic operations in all areas of the organization, is also assessing the changing market conditions and repositioning Versar for continued growth and enhanced profitability. The 1990s continue to be a period of change as Government and industry re-size their organizations and re-focus their operations on ways to improve productivity and reduce costs. Versar believes that with this change will come new business decision-making that no longer sees environment, health and safety issues as a "cost of doing business," but rather a way to "achieve economic benefit and competitive advantage" by preventing pollution, conserving raw resources and protecting their workforce.

         Versar is at the forefront in helping its clients capture the benefits of this new approach to business. Having long recognized the limitations of regulatory driven environmental, health and safety programs, Versar has focused on the economic benefits of an alternative approach to environmental management. This approach places the customers business objectives at the center of the decision-making process, and then addresses the environmental, health and safety issues in such a way that they compliment those objectives while complying with the regulations. Beyond simple compliance, it challenges Versar's expertise to develop alternatives that enhance the client's productivity and reduce the unit cost of operations.

         Versar is consolidating all of its services under the umbrella of Strategic Environmental Management (SEM). SEM involves a shift from dealing with the effects of regulations and waste generation in a reactive manner to working proactively with clients to address new ways of dealing with wastes and associated environmental expenditures. This involves moving upstream to identify process inefficiencies which create waste and increase environmental management costs. Environmental consulting and engineering services and technologies are applied to minimize waste thereby reducing raw material and eliminating disposal costs. With our background knowledge of regulations, Versar helps clients comply with existing and future environmental standards.

         Manufacturers today are taking advantage of technology to improve environmental performance and bolster profits. In doing so, companies are turning to solutions that address pollution prevention as an integral part of plant operations and control.

         Versar, together with its alliance partners Honeywell and Pavilion Technologies, offers the Environmental Compliance Management System (ECMS). The uniquely integrated solution employs a variety of state-of-the-art technologies and services to control operations -- not pollution.

         This comprehensive solution addresses and serves the full range of compliance and management requirements and balances environmental concerns with economic objectives. This approach maximized environmental performance while minimizing compliance costs. The result is cost-effective compliance and increased profits from optimizing process and production operations. Versar's ECMS is an important element of Honeywell's TOTALPLANT open solutions -- integrated and industry-focused applications. The ECMS is hosted on the new generation of Honeywell's TDC 3000 industrial automation system or SCAN 3000 control system.

         Technology is providing the tools that allow us to treat environmental performance as a competitive advantage rather than a cost burden, by integrating it into operational continuous improvement programs. Making this shift requires a change in the way we think about the issue. We must evaluate and implement pollution prevention measures from a business perspective. The key to a long-term pollution prevention strategy will be our ability to evaluate our performance and to mainstream environmental management functions into the operations of our plants.

         Over the last three years, Versar has substantially increased its total contract backlog to $325 million, much of which is in the cutting edge areas of pollution prevention, compliance management, and resource management support services to Government and industry. Versar will continue to grow as it expands its services to respond to the growing movement in Government and industry toward privatization and out-sourcing of environmental infrastructure services.

         In 1996, Versar made its first investment in environmental infrastructure management with the acquisition of Valu Add Management Services (Valu Add). Valu Add brings extensive knowledge and experience to the Versar team in consulting to industry, state, local, and foreign governments on alternative approaches to optimize the management of their environmental infrastructure and to consider alternative management options for capital facility financing and operation.

         In fiscal year 1997, Versar will be looking to build on this new capability and further expand its service offerings to provide in-plant continuing services to its clients through potential mergers and acquisitions.

ESTABLISHING THE FOUNDATION FOR THE FUTURE

         Five years ago, Versar had many difficult issues to face. The Company was highly leveraged; had many legal issues to deal with, and its cost structure was significantly out of line with the sales volume. The Company dealt with these issues as described below.

DEBT RETIREMENT AND COMPLETION OF REAL ESTATE SPIN-OFF

         In fiscal year 1991, the Company had over $27 million in debt. Versar was the most leveraged of all the publicly traded environmental engineering and consulting firms, both from the perspective of total liabilities to equity as well as debt to equity. The Company was faced with two problems: poor working capital management and highly leveraged real estate debt. From fiscal years 1991 and through 1994, Versar was successful in reducing receivables as a percentage of gross revenues by 15%. This helped the Company to cut in half the outstanding debt by the end of fiscal year 1994.

         In June 1994, the Company attempted to spin-off the real estate operations to its shareholders, yet Versar continued to guarantee the debt of approximately $12.4 million and could not complete the spin-off due to the guarantee. However, in January 1996, Sarnia was able to refinance the existing debt and reduce Versar's guarantee from $12.4 million to $1.5 million. The Company has taken a reserve against the guarantee, which will be reversed into equity as the debt is paid down. With the refinancing, Versar was able to complete the spin-off and significantly improve its balance sheet and bring in line its financial ratios with its competitors.

LITIGATION

         Since 1991, the Company has successfully resolved a number of lawsuits. Due to the resolution of these lawsuits, legal costs have been reduced by over $500,000 per year. These lawsuits presented a significant drain of working capital and management time. While no assurance can be given that a significant legal matter will not arise in the future, management has devoted significant efforts to develop policies and procedures and program management training to help mitigate future legal issues. See Item 3, Legal Proceedings, for a discussion of current litigation involving the Company.

COST REDUCTIONS

         The Company had several cost issues to deal with over the past five years. They include staffing, computer systems, and occupancy expense. While staffing will always remain the backbone of the consulting business, administrative and technical staffing had to be balanced to the Company's current and future sales volume. The company reduced administrative staff, consolidated many duplicate functions, and consolidated its finance activities. In addition, the Company reduced computer costs by over $1.5 million and occupancy expense by over $1 million in its headquarters location in Springfield, Virginia.

BUILDING THE BUSINESS BASE FOR FUTURE GROWTH

         During fiscal year 1995, Versar won 15 large federal, state and commercial contracts, which has boosted the Company's total backlog to $306 million. In fiscal year 1996, we increased total backlog to $325 million. Of such backlog, approximately $32 million is funded, with the remaining $293 million of the backlog in unfunded contract capacity. Our challenge going forward is to fully develop these new contracts and enhance the value of our services by focusing on economic incentives and the application of new technologies. For a further description regarding the Company's total backlog, see "BACKLOG". The Company believes that its total backlog helps solidify its business base and creates a framework for possible future growth.

         By having these contracts in place, the key to Versar's future revenue growth will be to develop these contracts by obtaining task orders to utilize the contracts capacities fully. While funding of these contracts is not assured due to federal budgetary cutbacks and changes in government and industry priorities, management is taking steps to develop task orders under these contracts in order to realize the maximum revenues.

CONSULTING CORE BUSINESS

         Versar works in partnership with government and industry by becoming an involved member of its clients' organization, a client-centered approach that builds client relationships, sets priorities, ensures proper allocation and control of resources, supports and encourages synergistic activities among the various elements of the organization, and monitors results. Our goal is to help our clients build environmental performance into each aspect of their organizational activities to enhance both their environmental performance and improve their bottom line. Versar achieves this goal by helping clients to be more active in preventing pollution, better manage the spectrum of environmental compliance, and apply innovative and cost-effective approaches to remediation or corrective action of past problems in our environment.

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

                     - CORRECTIVE/REMEDIAL ACTION. Program management and integration services for corrective/remedial action are necessary to assist our clients in getting better results at lower costs. Versar is forging long-term strategic relationships with technology based, architect and engineering and construction firms to provide a fully-integrated consulting/engineering/construction capability.

         STRATEGIC PLANNING AND POLLUTION PREVENTION

         The Pollution Prevention Act of 1990 is the legislative driver that initially forced regulators, industry, and government to look at alternative approaches to environmental management. Provisions of the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, and the Clean Air Act Amendments of 1990 also emphasize pollution prevention. Pollution prevention planning is emerging as a new environmental ethic as regulators strive to develop better incentives for voluntary reduction of emissions and industries struggle to find better ways to meet environmental challenges in today's world economy.

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

         More recently, State legislation and local ordinances have been adopted to encourage pollution prevention. In the past five years, most states have enacted some form of pollution prevention legislation that affects the way some industries operate.

         Five years ago, Versar began emphasizing a strategic approach to environmental management that focuses on the economic benefit and business advantage of solving environmental problems from inside the plant or operation rather than the end-of-pipe. This approach is founded on a pollution prevention ethic, and a process of continuous improvement in operations that eliminate unnecessary overhead, enhances productivity, and improves the bottom line.

         Versar has been actively involved in pollution prevention since 1985. The Company has developed a core department of senior process and environmental engineers who specialize in waste reduction engineering and design. Versar was instrumental in developing the original Waste Minimization Opportunity Assessment Manual for the EPA. This manual was subsequently adopted by many industrial firms as the standard for pollution prevention audits. Versar provides training to plant managers and engineers on how to focus on pollution problems and identify effective pollution prevention activities. Versar works with the managers on methods to audit their operations and identify the problem areas. Versar has conducted several training workshops for industry and Department of Defense (DOD), resulting in several significant process changes being made by participating managers at their facilities. The DOD is increasing its emphasis in the area of pollution prevention as a way to deal with increasing pressures on the Federal budget and deficit reduction as the military downsizes and realigns its mission. Several of Versar's new contracts are specifically focused on pollution prevention and compliance management. These include Wright-Patterson Air Force Base Aeronautical Systems Center, Air Force Education and Training Command, and the Navy NFESC in Port Huenume, California, and Weapons Systems Acquisition through the Air Force Human System Center.

         TOTAL COMPLIANCE MANAGEMENT

         Versar is helping many of its clients make the change to an incentive-based approach to compliance, limiting their liabilities to protect their assets, while at the same time helping them remain competitive and improve their profitability. Understanding the environmental consequences of industrial processes starts with having the capability to monitor environmental emissions and performance of all process elements.

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

         - SARA Corporate System -- This Versar software product allows the collection, management, and analysis of corporate SARA Title III Form R data. The system aggregates all Form R information for all chemical releases, which allows prioritization of business decisions. Form R data is used by industry for emergency planning and demonstrating progress in emissions reductions to regulatory agencies and the public.

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

         Thus far, Versar has successfully linked its ECMS system to Honeywell's TDC 3000X process controller so that plant operators can monitor environmental performance in real time. We made our first major sale this past year through Honeywell. We have also recently completed several small pilot contracts. Honeywell is preparing formally to roll out to its clients its new TCD 3000X with an Environmental Module, this fall. We expect the demand for this kind of product integration to grow as the EPA and the states move forward with its Enhanced Monitoring regulations.

         COMPLIANCE ASSESSMENTS -- A key element in helping a client manage its environmental, health and safety concerns is to establish a plan and conduct comprehensive site/facilities assessments. Versar conducts a wide range of assessments and audits of industrial and government facilities. We also have initiated efforts to assist our clients in implementing the Standard ISO 9000 and pending ISO 14000 series requirements both to position the firm to provide technical consulting services worldwide and to assist our clients in developing and expanding overseas markets. We also now offer a turnkey "Total Compliance Management" service to our customers with the goal of serving as their environmental manager as they downsize and outsource more of their environmental work.

         Versar conducts nearly a thousand transactional environmental audits annually for commercial and government clients. Many are performed at multiple sites nationwide under urgent deadlines. Versar also conducts large-scale environmental compliance assessments of major operating facilities for government and industry. Versar has for many years provided compliance management support to the DOD. As an example, for the Aeronautical Systems Center (ASC) of the U.S. Air Force, Versar has routinely performed environmental assessments at 11 government-owned, contractor-operated facilities to monitor and improve environmental compliance and management. The assessments followed the guidelines of the Air Force's Environmental Compliance and Management Program (ECAMP), which is an intensive multimedia assessment protocol for evaluating a facility's environmental management activities and compliance status. Versar will continue to provide compliance, as well as pollution prevention and engineering support, to ASC under our new $49 million multiyear contract at Wright-Patterson AFB. We also expect to provide similar services to the Air Force Education and Training Command as well as other DOD facilities worldwide under our new $50 million Air Force Armstrong Laboratory multiyear contract.

         AIR QUALITY SERVICES -- Versar offers the following air services: emissions inventories and inventory tracking, air toxics/risk assessments, dispersion modeling, permitting/compliance status, and design and installation of control technology. Special capabilities include Risk Management Planning
(RMP) services which are required under Section 112(r) of the Clean Air Act Amendments of 1990. Versar also has experience with cost of air compliance analysis which involves economic engineering analysis of control technologies. This experience, coupled with strong air P2 and emission trading capabilities, provides our clients with a wide range of options to choose from in responding to any air issue. Versar has worked with over 100 industrial clients on air quality matters, including mining, electric utilities, chemical manufacturing, food processing, steel manufacturing, oil refineries, and other industries. We have worked with industry groups in evaluating the impact of regulations and helped them identify cost-effective strategies for complying with regulations. Versar is helping industry groups to evaluate the impact of regulations and helping them develop cost-effective strategies for compliance. Strategies vary from recommending control technologies to achieving air P2 and creating emissions trading opportunities. Versar has developed practical, innovative approaches for estimating emissions, performing urban-scale dispersion modeling analyses, and evaluating emerging control strategies for effectiveness and cost efficiency.

         Versar supported the DOD in determining the optimum strategy for complying with the 1990 Clean Air Act Amendments (CAAA) for Army, Navy, and Air Force bases. We have subsequently conducted emission inventories at over 40 installations and are in the process of supporting Title V permits for DOD installations worldwide under our new $40 million multiyear contract with the Norfolk District of the Army Corps of Engineers and the $50 million multiyear contract with the Air Force's Armstrong Laboratory. Representing industry, Versar participated in EPA roundtable discussions that helped focus the development of new regulations implementing the new amendments. For the State of Maryland, Versar prepared a regional assessment of the benefits of the amended

CAAA with respect to nitrate deposition in the Chesapeake Bay. As in the past, Versar continues to provide permitting and compliance support to various commercial, industry, and utility clients across the nation.

         Research into air and meteorological issues has been a part of Versar's business since its inception. Air research has included development of new dispersion models that can better predict plume behavior. Air research has also involved determining pollutant deposition patterns in support of the Chesapeake Bay program. Meteorological research has included development of artificial intelligence (AI) decision support systems for clients such as DOD and utilities. Versar maintains a full weather center which has provided support to a wide-variety of clients ranging from utilities and industry to DOD.

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

         GEOMET also provides energy conservation audit and support services. Clients range from small businesses and utilities to the Federal government. GEOMET is currently under contract to the General Services Administration to provide comprehensive energy conservation services at GSA facilities within the National Capitol Region and recently began work in support of EPA's Energy Star Program. The Energy Star effort focuses on energy use and conservation opportunities in buildings, plus environmental aspects of energy conservation. GEOMET recently completed a successful program for the U.S. Postal Service which included energy audits at 25 USPS facilities throughout the United States.

         PERSONAL PROTECTION EQUIPMENT/CHEMDEMIL

         Support of the U.S. Army's efforts in Chemical Weapons Demilitarization is an important business area for GEOMET. Current projects include development of two different Personal Protective Equipment (PPE) ensembles for use in the depots where chemical weapons are stockpiled and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and an individual cooling system for the worker. GEOMET is a commercial supplier to remedial action contractors and others of PPE specially qualified for chemical protection. As a member of the Small Burials Contract Team, GEOMET is involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET's program, now in its second year, includes outfitting and operating the mobile laboratory which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management.

         CORRECTIVE/REMEDIAL ACTION

         Versar applies both its strong regulatory foundation and its experience base in compliance management to help clients take appropriate corrective or remedial action in dealing with contamination and pollution problems. Versar offers a strategic approach to accelerate cleanup and to reduce costs and liability. For example, Versar completed a pilot demonstration at Langley, AFB, in a partnering process whereby the federal and state regulators, the Base, and other stakeholders agree on issues, the approach to their resolution, and the use of alternative means of providing project oversight to reduce both the time and cost of cleanup. Versar's project teams combine the best of its regulatory, technology, design, and construction management expertise for each project to ensure that the most cost-effective solutions are developed to meet regulatory requirements. One integrated field team can support a project from characterization of the site or problem through implementation of corrective action or cleanup.

         Versar emphasizes a turnkey approach to the investigation, design, and remedial action process as much as practicable, whether it is a Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; Clean Water Act; state "Brownfields" or other response action. Examples of Versar's corrective/remedial action activities include remedial planning and implementation, comprehensive tank management services, and civil/infrastructure services.

         REMEDIAL PLANNING AND IMPLEMENTATION -- Versar has extensive experience in conducting multimedia investigations to characterize environmental contamination. It has performed subsurface contaminant investigations at multiple sites under contracts to the U.S. Army, Air Force, Navy, Coast Guard, Department of Energy, several states, and numerous private corporations. Versar's personnel have broad experience in sampling, analysis, and monitoring of multimedia pollutants. We bring to a client an integrated field, analytical and assessment program to help clients make informed decisions. We conduct investigations in support of risk assessments, feasibility studies and engineering design and construction oversight. We maintain an extensive network of relationships with technology-based firms to aide in accelerated cleanup and the most cost-effective solutions.

         Versar is in its third year of a 5-year, $50 million national contract for the Air Force Center of Environmental Excellence (AFCEE), performing environmental support services from preliminary assessment and site investigations through design and construction oversight. The Company currently has assignments at Lowry AFB in Colorado; Brooks AFB in Texas; Wurtsmith AFB in Michigan; Grissom AFB in Indiana; and Homestead AFB in Florida. Versar is also a prime contractor for environmental remedial action support work for the Army Environmental Center, the San Francisco International Airport Authority, and the Army Corps of Engineers.

         COMPREHENSIVE TANK MANAGEMENT SERVICES -- Since 1983, Versar has provided the full range of tank services required by tank owners. The heart of Versar's approach is an innovative risk rating and prioritization procedure that is used to cost-effectively schedule tank upgrading and replacement programs for clients with tanks at multiple locations. Versar has successfully applied the tank action planning process for clients with up to hundreds of tanks each.

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

         CIVIL/INFRASTRUCTURE SERVICES -- Versar continues to provide traditional design services for commercial, state, DOD, and Department of Energy (DOE) clients. One of Versar's Rocky Mountain Region principal clients is the State of Utah Department of Transportation, for which Versar has several major design projects for expressway upgrades, new interchanges, and environmental support work.

BACKLOG

         As of June 30, 1996, total backlog for Versar, including unfunded tasks and orders, was approximately $325 million, as compared to approximately $306 million as of June 30, 1995. Funded backlog for Versar was approximately $32 million, an increase of 36 percent compared to approximately $23.5 million as of June 30, 1995. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized and for which Versar and the client are contractually obligated to perform. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

MARKETS AND CUSTOMERS

         Versar markets its services and technologies to governmental and industrial customers throughout the United States. Versar also services customers in Canada, the Pacific Trust Territories, and the Caribbean and will pursue international projects on a case-by-case basis, e.g., plant facilities or overseas operations of our U.S. clients. Versar's sales are technical in nature and involve senior technical and management professionals, supported by Versar's marketing group. The Company uses a coordinated system of in-house sales staff and marketing managers, organized regionally. In fiscal year 1996, sales of approximately 34% of Versar's services and technologies were to private sector customers and 66% to governmental customers. Of the sales to governmental customers, 57% was to the Department of Defense and 13% was to the Environmental Protection Agency (EPA), through various contracts. Versar serves governmental customers both as a prime contractor and as a subcontractor.

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

EMPLOYEES

         At June 30, 1996, Versar had approximately 381 full-time employees, of which approximately 324 were engineers, scientists, and other professionals. Eighty percent of the Company's professional employees have a bachelors degree, 31% have a masters degree, and 5% have doctorate degrees.

MARKET DRIVING FORCES AND THE FUTURE

         The environmental business has historically been driven by environmental legislation and the enforcement of environmental regulations.
The likelihood of environmental noncompliance over the years has increased as legislation and implementing regulations have become more stringent. Because of this increased risk, environmental risk management has become a critical and complex process. The costs of noncompliance, including fines and cleanup, can be substantial. Environmental laws and regulations affect nearly every industrial and commercial activity, as well as the agencies of the Federal government and state and local governments charged with their enforcement. Going forward, Versar believes environmental laws will be more focused on a risk-based as opposed to a technology based approach allowing more flexibility in their interpretation and providing incentives for innovation and "common sense" approach to environmental management. Versar also believes the 1990s mark the beginning of a cultural change by both government and industry in recognizing that pollution prevention and active compliance management are a necessary part of the long-term solution to the cleanup of our common environment, the protection of the public health and safety, and the preservation of our natural resources. Versar has positioned itself to take advantage of this market shift.

ITEM 2.  PROPERTIES

         The Company's executive office is located in a building in Springfield, Virginia, a suburb of Washington, D.C., leased from Sarnia Corporation, which was spun-off by the Company to its shareholders in June 1994. On June 29, 1994, Versar initially rented 99,588 and 8,918 square feet of space from Sarnia at a rate of $13.49 and $8.00 per foot, respectively. In June 1995, Versar reduced the 99,588 square foot space to 73,371 square feet. In June 1996, Versar reduced this leased space to 68,239 square feet. The rent is subject to a 4% escalation per year. Both lease streams are subject to adjustment on June 1, 1999 and 2004. In these years, the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

         As of September 1, 1996, the Company had under lease an aggregate of approximately 190,000 square feet of office and laboratory space in the following locations: Springfield, VA; Tempe, AZ; Alameda and Fair Oaks, CA; Northglenn, CO; Miami, FL; Lombard, IL; North Andover, MA; Eden Prairie, MN; Columbia, Gaithersburg, and Germantown, MD; Cincinnati, OH; Bristol, PA; San Antonio, TX, and American Fork, UT. These leases are generally for terms of five years or less.

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

         In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case is now before the trial court to proceed on the promissory estoppel claim only. A bench trial without jury is set for January 27, 1997. Based upon the Court of Appeals' decision and consultation with outside council, management believes an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

         As part of the agreement to sell its laboratory assets and operations to Kemron Environmental Services, Inc. (Kemron) in July 1994, Versar agreed to refer its analytical laboratory work for a period of 48 months after the closing date to Kemron subject to certain limitations and exclusions including federal procurement requirements and the ability of Kemron to perform the required services. On July 31, 1996, Kemron filed an action in the Circuit Court of Fairfax County, Commonwealth of Virginia, entitled Kemron Environmental Services, Inc. vs. Versar Laboratories, Inc. and Versar, Inc., Law No. L154205. Kemron alledged the defendents breached certain warranties that Versar would refer laboratory work to Kemron in the Asset Acquisition Agreement and alledged damages in the amount of not less than $3,000,000.

         Versar has retained counsel and plans to defend this matter vigorously. The management of the Company has begun a full evaluation of the Company's defense and potential exposure.

         Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that the ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1996.

EXECUTIVE OFFICERS

The current executive officers of Versar, and their ages as of September 1, 1996, their current offices or positions and their business experience for the past five years are set forth below.

NAME                     AGE                                     POSITION WITH THE COMPANY
- ----                     ---                                     -------------------------
Benjamin M. Rawls        55                                      Chairman, Chief Executive
                                                                 Officer and President

Thomas S. Rooney         62                                      Executive Vice President and
                                                                 Chief Operating Officer

Robert L. Durfee         60                                      Executive Vice President,
                                                                 President, GEOMET Technologies, Inc.

Lawrence A. White        53                                      Executive Vice President,
                                                                 Corporate Development

Lawrence W. Sinnott      34                                      Vice President,
                                                                 Chief Financial Officer and Treasurer

James C. Dobbs           51                                      Vice President, General Counsel and
                                                                 Secretary

Gayaneh Contos           60                                      Senior Vice President


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

         JAMES C. DOBBS, J.D.,L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.

         GAYANEH CONTOS, B.S., joined Versar in 1974, was elected Vice President in 1985 and a Senior Vice President in 1989. Since 1980, she has been responsible for supervising the majority of the Company's contracts with EPA.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock is traded on the American Stock Exchange, under the symbol VSR. At June 30, 1996, the Company had 792 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported during fiscal years 1996 and 1995 are presented below.

           Fiscal Year                                                       High              Low
- -----------------------------                                              --------         --------
1996     4th Quarter   . . . . . . . . . . . . . . . . .                    $ 4.688          $ 2.625
         3rd Quarter   . . . . . . . . . . . . . . . . .                      3.563            2.750
         2nd Quarter   . . . . . . . . . . . . . . . . .                      4.063            3.125
         1st Quarter   . . . . . . . . . . . . . . . . .                      4.813            3.000


           Fiscal Year                                                       High              Low
- -----------------------------                                              --------         --------
1995     4th Quarter   . . . . . . . . . . . . . . . . .                    $ 3.438          $ 2.625
         3rd Quarter   . . . . . . . . . . . . . . . . .                      3.125            2.000
         2nd Quarter   . . . . . . . . . . . . . . . . .                      4.000            2.563
         1st Quarter   . . . . . . . . . . . . . . . . .                      3.938            2.875


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

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                         For the Years Ended June 30,
                                                   --------------------------------------------------------------------------
                                                       1996           1995            1994            1993           1992
                                                   ------------   -----------     ------------    -----------    ------------
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations
   related data:

Gross Revenue . . . . . . . . . .                  $    44,283      $ 39,090       $   42,764      $    43,012   $    48,519
Net Service Revenue . . . . . . .                       31,919        29,347           31,032           32,980        35,325
Operating Income (Loss) . . . . .                          872           560           (1,269)             853        (1,663)
Income (Loss) from Continuing
  Operations  . . . . . . . . . .                          992           458           (2,658)            (590)         (262)
Net Income (Loss) . . . . . . . .                          992           458           (4,367)          (1,093)         (996)
Income (Loss) per Share from Continuing
  Operations  . . . . . . . . . .                  $       .19      $    .09       $     (.59)     $      (.14)  $      (.07)
Net Income (Loss) per Share . . .                  $       .19      $    .09       $     (.97)     $      (.27)  $      (.25)
Weighted Average Shares Outstanding                      5,248         4,834            4,481            4,093         3,945

Consolidated Balance Sheet related data:

Working Capital . . . . . . . . .                  $     7,629      $  5,425       $    5,261      $     7,627   $     8,513
Current Ratio . . . . . . . . . .                         2.14          1.64             1.68             1.98          1.76
Total Assets  . . . . . . . . . .                       16,979        28,195           27,782           31,922        37,733

Current Portion of Long-Term Debt                          323           335            1,201            1,198         2,072
Long-Term Debt  . . . . . . . . .                            2             4               17           13,494        15,518
Mortgage Debt of Sarnia . . . . .                          ---        12,062           12,403              ---           ---
                                                   -----------      --------       ----------      -----------   -----------
Total Debt, excluding bank line of credit                  325        12,401           13,621           14,692        17,590

Stockholders' Equity  . . . . . .                  $     7,776      $  6,290       $    5,261      $     8,690   $     8,951

         Certain amounts in years prior to fiscal year 1994 have been reclassified to reflect Versar Laboratories, Inc. and Gammaflux, Inc. as discontinued operations for comparative purposes. In addition, Versar has included the results of operations and financial position of Sarnia through January 1, 1996. Sarnia was spun-off to stockholders in fiscal year 1994, but continued to be reflected in Versar's financial statements due to the guarantee of all of Sarnia's debt by Versar. After the completion of Sarnia's refinancing of its debt, Versar's guarantee was reduced from $12.4 million to $1.5 million and the divestiture was considered complete for accounting purposes. See Notes B and E of the Notes to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Versar's gross revenues for fiscal year 1996 totalled $44,283,000, or $5,193,000 (13%) above fiscal year 1995 gross revenue of $39,090,000. Gross revenue for fiscal year 1995 was $3,674,000 (9%) below that reported in fiscal year 1994. Gross revenue excludes laboratory, real estate and manufacturing revenues from operations.

Discontinued subsidiaries of Versar Laboratories, Inc. and Gammaflux, Inc. have been presented as discontinued operations in Versar's Consolidated Financial Statements. The increase in Versar's revenue in the last fiscal year was due to task orders being performed in the Company's Midwest and Rocky Mountain regions in support of the Air Force Center for Environmental Excellence contract. As reflected in the table on page 17, government revenue represented 66% of the total revenue in 1996, compared to 64% in 1995 and 62% in 1994.

         Purchased services and materials for fiscal year 1996 totalled $12,364,000 or $2,621,000 (27%) higher than fiscal year 1995 purchased services. Purchased services for fiscal year 1995 were $1,989,000 (17%) lower than reported for fiscal year 1994. The increase in 1996 was principally due to the increase in gross revenue as mentioned above. The decrease in 1995 was due to the winding down of the Company's USATHAMA and EPA OMMSQA contracts.

         Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead. The percentage of these costs to net service revenue slightly increased to 81.4% in 1996 compared to 81.0% in 1995 and 82.2% in 1994. In 1996, the net service percentage remained relatively stable compared to 1995. The decrease in the percentage of costs in 1995 compared to 1994 is attributable to improved labor utilization primarily in the Company's Rocky Mountain and Pacific regions.

         Selling, general and administrative expenses approximated 15.5% of net service revenue in 1996, compared to 17.0% in 1995 and 16.6% in 1994. The decrease is attributable to the higher volume of net revenue while the selling, general and administrative expenses were maintained at 1995 levels.

         Other (income) expense include costs and revenues that are not directly attributable to contracts. In 1996, the Company recognized non-compete income from the sale of its majority-owned subsidiary Gammaflux, Inc. of $28,000 compared to $47,000 in fiscal year 1995, and $78,000 in fiscal year 1994. In 1995 the remaining $214,000 of other (income) expense was due to the reversal of $174,000 of anticipated costs that were ultimately not incurred as a result of winning new contracts and the reduction of other operating reserves of $40,000. In fiscal year 1994, the remaining $1,161,000 of other costs were for other real estate losses of $400,000, $305,000 of transaction costs associated with the spin-off of Sarnia, and $456,000 for software and service contracts which were determined to be of limited future value.

         Losses on Sarnia operations of $142,000 were recorded in the first six months of fiscal year 1996 compared to losses of $270,000 in fiscal year 1995. See Note B in the consolidated financial statements. The losses were recorded as a separate line item due to the spin-off of Versar's real estate entity to shareholders on June 30, 1994, which was completed as of January 25, 1996.

         Operating income for 1996 was $872,000, an increase of $312,000 over fiscal year 1995. The increase is primarily due to the lower selling, general and administrative expenses as a percentage of net service revenue as discussed above. Fiscal year 1995 operating income increased by $1,829,000 due to decreased other costs and direct costs of services and overhead.

         Interest expense in 1996 was $96,000, a decrease of $62,000 from 1995. The decrease is due to reduced debt in fiscal year 1996. Interest expense in 1995 was $158,000, an increase of $101,000 from 1994 due to the assumption of $1,000,000 of debt from Sarnia, which was paid in full in fiscal year 1995.

         Versar's benefit for income taxes for fiscal year 1996 was $216,000 compared to a benefit of $56,000 in 1995. The Company reduced the valuation against the deferred tax assets due to the improved earnings and future earnings potential. In fiscal year 1994, the Company recorded a $1,309,000 tax expense as a result of the spin-off of Sarnia as Versar's tax assets could no longer be offset with Sarnia's tax liabilities. Refer to Note G of the Notes to Financial Statements.

         Losses from discontinued operations for 1994 were $2,265,000. The loss was attributable to the provision of $1,600,000 recorded by the Company during the third quarter of fiscal year 1994 to discontinue the laboratory operations.

         In the first quarter of 1994, the Company recognized $556,000 of income with the adoption of SFAS No. 109, "Accounting for Income Taxes," which required the Company to compute deferred taxes using the liability method.

         In summary, Versar's net income was $992,000 in fiscal year 1996, compared to net income of $458,000 in fiscal year 1995 and a net loss of $4,367,000 in fiscal year 1994.

REVENUE

         Versar provides environmental risk management services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:


                                                                        For the Years Ended June 30,
                                            -----------------------------------------------------------------------------------
                                                     1996                          1995                         1994
                                            -----------------------       ----------------------        -----------------------
                                                               (In thousands, except for percentages)
Government
         EPA                               $   3,787           9%        $  5,375        14%            $  6,151        15%
         State & Local                         6,733          15%           4,607        12%               7,797        18%
         Department
            of Defense                        16,479          37%          13,194        34%              11,260        26%
         Other                                 2,035           5%           1,707         4%               1,312         3%
Commercial                                    15,249          34%          14,207        36%              16,244        38%
                                           ---------     --------        --------      -----            --------      -----
Gross Revenue                              $  44,283         100%        $ 39,090       100%            $ 42,764       100%
                                           =========     ========        ========      =====            ========      =====

         LIQUIDITY AND CAPITAL RESOURCES

         The company's operating activities provided $967,000 of cash in 1996 primarily from operations. Non-cash expenses of $684,000 for depreciation and amortization were offset by the reduced liabilities from discontinued operations.

         Accounts receivable increased by 6% in fiscal year 1996 primarily due to increased revenues of 13%.

         The Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. At June 30, 1996, the Company had $7,629,000 of working capital, compared to $5,425,000 in 1995. Working capital increased by 41% due to the removal of Sarnia's assets and liabilities from the Company's balance sheet as a result of Sarnia's refinancing of its mortgages and due to improved earnings of the Company.

         Versar maintains a bank line of credit for working capital purposes with Riggs National Bank (Riggs). Prior to January 25, 1996, the line provided for advances up to $1,500,000. On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at June 30, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at June 30, 1996 was $2,508,000. Advances under the line are due upon demand or on December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at June 30, 1996. Management believes that cash generated by operations and borrowings available from the line of credit will be adequate to meet the working capital needs for fiscal year 1997.

         As previously reported, Versar has guaranteed certain debt of Sarnia Corporation. At June 30, 1995, Versar guaranteed the total mortgage debt of Sarnia Corporation (Sarnia) (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994) which was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs.
As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,400,000 to $1,500,000. Sarnia issued $750,000 of its Series A Cumulative Convertible Preferred Stock to a group of private investors. Versar has established a reserve of $1,500,000 against the loan.
As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

IMPACT OF ACCOUNTING STANDARDS NOT YET EFFECTIVE

         In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in October, 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company, beginning in fiscal year 1997, will be required to make proforma disclosure of net income and earnings per share as if the fair value based method for accounting defined in SFAS 123 had been applied.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1996 fiscal year and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1996 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  Financial Statements:

                    The consolidated financial statements and financial statement schedules of Versar Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

                    a)  Report of Independent Public Accountants

                    b)  Consolidated Balance Sheets as of June 30, 1996 and
                        1995

                    c) Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995, and 1994

                    d) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1996, 1995, and 1994

                    e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995, and 1994

                    f)  Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules:

                    a) Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1996, 1995, and 1994

                    All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3)  Exhibits:

                    The exhibits to this Form 10-K are set forth in a separate
                    Exhibit Index which is included on pages 21 through 26 of this report.

(B)  Reports on Form 8-K

                    No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 1996.

                                 EXHIBIT INDEX

                                                                                                                     Page Number/
Item No.                                                  Description                                                 Reference
- --------                                                  -----------                                                -----------
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

  10.10             Incentive Stock Option Plan *.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (B)

  10.11             Executive Tax and Investment Counseling Program.  . . . . . . . . . . . . . . . . . . . . .         (A)

  10.12             Nonqualified Stock Option Plan *.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (B)

  10.13             Employee Incentive Plan, as amended *.  . . . . . . . . . . . . . . . . . . . . . . . . . .         (E)

  10.14             Incentive Stock Option Plan of Gammaflux, Inc., a subsidiary of the Registrant  . . . . . .         (D)

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

                    July 1, 1988 between the Registrant and Gayaneh Contos  . . . . . . . . . . . . . . . . . .         (F)

  10.26             Executive Medical Plan dated August 21, 1991, effective July 1, 1991  . . . . . . . . . . .         (G)

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

                                                                                                                  Page Number/
Item No.                                                  Description                                               Reference
- --------                                                  -----------                                              -----------
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

  10.39             Agreement dated September 30, 1988 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command
                    Natick Research, Development and Engineering Center as modified
                    through April 26, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (H),(I)

  10.40             Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified
                    Stock Option Plan   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (G)

  10.41             Securities and Exchange Commission response dated September 23, 1991
                    to certain question regarding the Registrant's Option Exchange Offer  . . . . . . . . . . .            (G)

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

                                                                                                                 Page Number/
Item No.                                                  Description                                             Reference
- --------                                                  -----------                                            -----------
  10.52             Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *  . . . . . . . . . . .             (I)

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

  10.64             Asset Purchase Agreement dated July 29, 1994 between Registrant and Kemron
                    Environmental Services, Inc. of certain assets of the registrants wholly-owned subsidiary
                    Versar Laboratories, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (K)

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

  10.70             Agreement dated July 18, 1995 between the Registrant and the U.S. Air Force
                    Human Systems Center  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (M)

  10.71             Agreement dated March 29, 1995 between the Registrant and the U.S. Army Norfolk
                    Corps of Engineers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (M)

  10.72             Agreement dated March 16, 1995 between the Registrant and the U.S. Army Baltimore
                    Corps of Engineers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (M)

  10.73             Agreement dated April 25, 1995 between the Registrant and the U.S. Army Philadelphia
                    Corps of Engineers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (M)

  10.74             Agreement dated August 10, 1995 between the Registrant and the Environmental
                    Protection Agency   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (M)

                                                                                                                 Page Number/
Item No.                                                  Description                                             Reference
- --------                                                  -----------                                            -----------
  10.75             Agreement dated January 31, 1995 between Geomet Technologies, Inc., a subsidiary
                    of the Registrant and the U.S. Army Soldier Systems Command   . . . . . . . . . . . . . . .         (M)

  10.76             Agreement dated July 13, 1995 between Geomet Technologies, Inc., a subsidiary of
                    the Registrant and the U.S. General Services Administration   . . . . . . . . . . . . . . .         (M)

  10.77             The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995 modifying certain provisions of the Revolving Loan and Security Agreement, dated
                    April 9, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (M)

  10.78             Loan and Security Agreement between the Registrant and the Riggs
                    National Bank of Washington, D.C dated January 25, 1996.  . . . . . . . . . . . . . . . . .       28-54

  10.79             Employment Agreement dated September 1, 1996 between the Registrant
                    and Benjamin M. Rawls*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55-60

  10.80             Employment Agreement dated September 1, 1996 between the Registrant
                    and Thomas S. Rooney*   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61-66

  10.81             Change of Control Severance Agreement dated September 1, 1996 between
                    the Registrant and Lawrence W. Sinnott*   . . . . . . . . . . . . . . . . . . . . . . . . .       67-70

  10.82             Change of Control Severance Agreement dated September 1, 1996 between
                    the Registrant and James C. Dobbs*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       71-74

  11                Statement Re:  Computation of Per Share Earnings  . . . . . . . . . . . . . . . . . . . . .          75

  22                Subsidiaries of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          76

  23                Consent of Arthur Andersen LLP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77

  27                Financial Data Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


- --------------------------------------------------------------------------------

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

  (M) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1995 ("FY 1995 Form 10-K") filed with the Commission on September 28, 1995.

Exhibit item numbers are as outlined by item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      VERSAR, INC.
                                ------------------------------------------------

                                                      (Registrant)


Date:  September 16, 1996         /S/ Benjamin M. Rawls
                                ------------------------------------------------
                                Benjamin M. Rawls
                                Chairman, Chief Executive Officer,
                                President, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                                        DATE
- ----------                                   -----                                        ----
  /S/ Benjamin M. Rawls                      Chairman, Chief Executive Officer,          September 16, 1996
- --------------------------------             President, and Director
Benjamin M. Rawls


  /S/ Robert L. Durfee                       Executive Vice President and                September 16, 1996
- --------------------------------             Director
Robert L. Durfee


  /S/ Lawrence W. Sinnott                    Vice President, Chief Financial             September 16, 1996
- --------------------------------               Officer, Treasurer, and
Lawrence W. Sinnott                            Principal Accounting Officer



  /S/ Michael Markels, Jr.                   Chairman Emeritus and Director              September 16, 1996
- --------------------------------
Michael Markels, Jr.


  /S/ John P. Horton                         Director                                    September 16, 1996
- --------------------------------
John P. Horton


  /S/ Thomas J. Shields                      Director                                    September 16, 1996
- --------------------------------
Thomas J. Shields


  /S/ John E. Gray                           Director                                    September 16, 1996
- --------------------------------
John E. Gray

  /S/ Charles I. Judkins, Jr.                Director                                    September 16, 1996
- -----------------------------------
Charles I. Judkins, Jr.


  /S/ M. Lee Rice                            Director                                    September 16, 1996
- -----------------------------------
M. Lee Rice

                    Report of Independent Public Accountants





To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                /S/ Arthur Andersen LLP
                                                -----------------------------
                                                Arthur Andersen LLP


Washington, D.C.,
September 16, 1996

                         VERSAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                         June 30,
                                                                                          ---------------------------------------
                                                                                               1996                    1995
                                                                                          -------------            -------------
ASSETS
  Current assets
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $         83             $         58
      Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .                       12,376                   11,723
      Prepaid expenses and other current assets . . . . . . . . . . . . .                        1,365                    1,099
      Assets of Sarnia transferred  . . . . . . . . . . . . . . . . . . .                          ---                      434
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                          473                      536
                                                                                          -------------            ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .                       14,297                   13,850

  Property and equipment, net   . . . . . . . . . . . . . . . . . . . . .                        2,038                    1,457
  Assets of Sarnia transferred  . . . . . . . . . . . . . . . . . . . . .                          ---                   12,871
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .                          300                      ---
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          344                       17
                                                                                          -------------            ------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .                 $     16,979             $     28,195
                                                                                          =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Liabilities of Sarnia transferred . . . . . . . . . . . . . . . . .                 $        ---             $      2,133
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .                        2,098                    1,950
      Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . .                          492                      438
      Current portion of long-term debt . . . . . . . . . . . . . . . . .                          323                      335
      Accrued salaries and vacation . . . . . . . . . . . . . . . . . . .                        1,619                    1,390
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                        2,136                    1,564
      Liabilities of discontinued operations, net . . . . . . . . . . . .                          ---                      615
                                                                                          -------------            ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .                        6,668                    8,425

  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            2                        4
  Liabilities of Sarnia transferred   . . . . . . . . . . . . . . . . . .                          ---                   12,450
  Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                        1,033                    1,026
  Reserve on guarantee of real estate debt  . . . . . . . . . . . . . . .                        1,500                      ---
                                                                                          -------------            ------------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .                        9,203                   21,905
                                                                                          -------------            ------------

  Commitments and contingencies (Note I)

  Stockholders' equity
  Common stock, $.01 par value; 10,000,000 shares
      authorized; 4,994,693 shares and 4,813,236
      shares issued and outstanding at June 30, 1996
      and 1995, respectively  . . . . . . . . . . . . . . . . . . . . . .                           50                       48
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .                       13,299                   12,816
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .                       (5,573)                  (6,565)
                                                                                          -------------            -------------
                                                                                                 7,776                    6,299
  Less treasury stock, at cost (3,327 shares at
      June 30, 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . .                          ---                       (9)
                                                                                          -------------            -------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . .                        7,776                    6,290
                                                                                          -------------            ------------

         Total liabilities and stockholders' equity . . . . . . . . . . .                 $     16,979             $     28,195
                                                                                          =============            ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                         Years Ended June 30,
                                                                            -----------------------------------------------
                                                                                1996              1995             1994
                                                                             ----------       ----------       ----------
GROSS REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . .            $  44,283        $  39,090        $  42,764
  Purchased services and materials, at cost   . . . . . . . . . .               12,364            9,743           11,732
                                                                             ----------       ----------       ----------
NET SERVICE REVENUE . . . . . . . . . . . . . . . . . . . . . . .               31,919           29,347           31,032
  Direct costs of services and overhead   . . . . . . . . . . . .               25,973           23,785           25,516
  Selling, general, and administrative expenses   . . . . . . . .                4,960            4,993            5,158
  Other (income) expenses, net  . . . . . . . . . . . . . . . . .                  (28)            (261)           1,083
  Losses on Sarnia operations   . . . . . . . . . . . . . . . . .                  142              270              544
                                                                             ----------       ----------       ----------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .                  872              560           (1,269)
OTHER EXPENSE
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                   96              158               57
  Income tax (benefit) expense  . . . . . . . . . . . . . . . . .                 (216)             (56)           1,332
                                                                             ----------        ---------        ---------
INCOME (LOSS) FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . .                  992              458           (2,658)

LOSS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .                  ---              ---           (2,265)
                                                                             ----------       ----------       ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . .                  992              458           (4,923)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . . . . . .                  ---              ---              556
                                                                             ----------       ----------       ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .            $     992        $     458        $  (4,367)
                                                                             ==========       ==========       ==========

INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . .            $     .19        $     .09        $    (.59)

LOSS PER SHARE FROM
DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . .            $     ---        $     ---        $    (.51)
                                                                             ----------       ----------       ----------

INCOME (LOSS) PER SHARE BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . . . .            $     .19        $     .09        $   (1.10)

INCOME PER SHARE FROM
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . . . . . .            $     ---        $     ---        $     .13
                                                                             ----------       ----------       ----------

NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . . . . . . . .            $     .19        $     .09        $    (.97)
                                                                             ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . . . . .                5,248            4,834            4,481
                                                                             ==========       ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                   Total
                                                     Number                Capital in                              Stock-
                                                        of       Common    Excess of     Accumulated   Treasury    holders'
                                                     Shares     Stock      Par Value       Deficit      Stock      Equity
                                                     ------     -----      ---------       -------      -----      ------

                                                                     Years Ended June 30, 1996, 1995, and 1994
                                                   ----------------------------------------------------------------------------
                                                                                (In thousands)
Balance, June 30, 1993  . . . . . . . . . . .         4,270     $     43     $ 11,303    $  (2,656)   $    - -     $  8,690

Exercise of stock options . . . . . . . . . .            35          - -           88          - -         - -           88
Common stock issued to ESSOP  . . . . . . . .           304            3          847          - -         - -          850
Net loss  . . . . . . . . . . . . . . . . . .           - -          - -          - -       (4,367)        - -       (4,367)
                                                   --------     ---------    --------    ---------    ---------    --------
Balance, June 30, 1994  . . . . . . . . . . .         4,609           46       12,238       (7,023)        - -        5,261
                                                   --------     ----------   --------    ---------    ---------    --------

Exercise of stock options . . . . . . . . . .            58            1          136          - -         - -          137
Common stock issued to ESSOP  . . . . . . . .           146            1          442          - -         - -          443
Purchase of common stock
     for treasury . . . . . . . . . . . . . .           (26)         - -          - -          - -         (76)         (76)
Issuance of treasury stock for stock
     awards . . . . . . . . . . . . . . . . .            23          - -          - -          - -          67           67
Net income  . . . . . . . . . . . . . . . . .           - -          - -          - -          458         - -          458
                                                   --------     ----------   --------    ----------   ---------    --------
Balance, June 30, 1995  . . . . . . . . . . .         4,810           48       12,816       (6,565)         (9)       6,290
                                                   --------     ----------   --------    ---------    --------     --------

Exercise of stock options . . . . . . . . . .           119            1          278          - -         - -          279
Common stock issued for Valu Add  . . . . . .            30          - -           97          - -         - -           97
Common stock issued to ESSOP  . . . . . . . .            32            1          108          - -         - -          109
Purchase of common stock
     for treasury . . . . . . . . . . . . . .           (18)         - -          - -          - -         (63)         (63)
Issuance of treasury stock for stock
     awards . . . . . . . . . . . . . . . . .             7          - -          - -          - -          22           22
Issuance of treasury stock for
     ESSOP  . . . . . . . . . . . . . . . . .            15          - -          - -          - -          50           50
Net income  . . . . . . . . . . . . . . . . .           - -          - -          - -          992         - -          992
                                                   --------     ---------    --------    ----------    -------    ---------
Balance, June 30, 1996  . . . . . . . . . . .         4,995     $     50     $ 13,299    $  (5,573)    $   - -    $   7,776
                                                   ========     =========    ========    ==========    =======    =========





  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended June 30,
                                                                                 ---------------------------------------------
                                                                                      1996           1995              1994
                                                                                 ------------     -----------      ----------
                                                                                                   (In thousands)
Cash flows from operating activities
   Income (loss) from continuing operations   . . . . . . . . . . . . . . .      $       992       $      458     $    (2,658)
   Loss from discontinued operations  . . . . . . . . . . . . . . . . . . .              ---              ---          (2,265)
   Cumulative effect of change in accounting principle  . . . . . . . . . .              ---              ---             556
   Adjustments to reconcile income (loss) to
     net cash provided by operating activities
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .              684              699             956
         Loss on sale of property and equipment   . . . . . . . . . . . . .               14              ---             ---
         Provision for doubtful accounts receivable   . . . . . . . . . . .              (37)               1             (12)
         Common stock issued to ESSOP and Valu Add  . . . . . . . . . . . .              216              434             851
         Deferred tax benefit   . . . . . . . . . . . . . . . . . . . . . .             (250)             ---            (556)
                                                                                 ------------      -----------    ------------
              Subtotal  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,619            1,592          (3,128)
                                                                                 ------------      -----------    ------------

Changes in assets and liabilities, net of asset dispositions
         (Increase) decrease  in accounts receivable  . . . . . . . . . . .             (616)          (1,031)          1,767
         (Increase) decrease in prepaids and other assets   . . . . . . .               (598)             287             271
         Increase (decrease) in accounts payable  . . . . . . . . . . . . .              148              474            (850)
         Increase (decrease) in accrued salaries and vacation   . . . . . .              228              121            (252)
         Increase (decrease) in other liabilities   . . . . . . . . . . . .              659             (807)           (201)
         Net change in assets and liabilities of Sarnia   . . . . . . . . .              142              270           1,614
                                                                                 ------------      -----------    ------------
              Net cash from continuing operations   . . . . . . . . . . . .            1,582              906            (779)
                         Changes in net liabilities of
                           discontinued operations  . . . . . . . . . . . .             (615)            (176)            921
                                                                                 ------------      -----------    ------------
                              Net cash provided by operating activities   .              967              730             142
                                                                                 ------------      -----------    ------------

Cash flows from investing activities
                    Purchases of property and equipment . . . . . . . . . .           (1,261)            (440)           (674)
                                                                                 ------------      -----------    ------------

Cash flows from financing activities
                    Net borrowings on bank line of credit . . . . . . . . .               54              438             ---
                    Principal payments on long-term debt  . . . . . . . . .              (14)            (879)           (184)
                    Proceeds from issuance of the Company's
                      common stock  . . . . . . . . . . . . . . . . . . . .              279              137              88
                                                                                 ------------      -----------    ------------
                              Net cash provided by (used in) financing
                              activities  . . . . . . . . . . . . . . . . .              319             (304)            (96)
                                                                                 ------------      ----------     ------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .               25              (14)           (628)
Cash at the beginning of the year . . . . . . . . . . . . . . . . . . . . .               58               72             700
                                                                                 ------------      -----------    ------------

Cash at the end of the year . . . . . . . . . . . . . . . . . . . . . . . .      $        83       $       58     $        72
                                                                                 ============      ===========    ============

Supplementary disclosure of non-cash transactions
                    Issuance of treasury stock, net . . . . . . . . . . . .      $        (9)      $        9     $       ---
                                                                                 ============      ===========    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NOTE A  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its subsidiaries ("Versar" or "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities, and results of operations of Sarnia Corporation were included in the Company's financial statements for fiscal years 1995 and 1994 and through January 1, 1996. The assets and liabilities have been removed from Versar's balance sheet due to the refinancing of Sarnia's debt (refer to Note E for further information on the Sarnia refinancing). Refer to Note B for further information regarding the financial treatment of the former real estate operations.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Contract Accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount.

It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

Intangible assets: On April 29, 1996, Versar purchased for 30,000 shares the assets of Valu Add, which was primarily contract vehicles. The purchase resulted in the Company recording goodwill of $97,500, which will be amortized over a five year period.

Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

                         VERSAR, INC. AND SUBSIDIARIES

Net income (loss) per share: Per share amounts are computed by dividing the related captions in the Consolidated Statements of Operations by the fully diluted weighted average number of common shares outstanding during the applicable period being reported upon.

Income taxes: Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS
109). The adoption of the standard changed the Company's method of accounting for income taxes from the deferred method (Accounting Principle Board Opinion No. 11) to the liability method. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The cumulative effect of adopting the new standard as of July 1, 1993 was a $556,000 credit to the Consolidated Statements of Operations.

Deferred Compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, providing for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee's agreement. The Company recorded liabilities for deferred compensation of $949,000 and $914,000 at June 30, 1996 and 1995, respectively. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The Company borrows against the cash surrender value of the policies to pay premiums. The cash surrender value of the policies, net of loans, was $236,000 and $244,000 at June 30, 1996 and 1995, respectively.

Statements of cash flows: For statements of cash flows purposes, all investments with an original maturity of three months or less are considered to be cash equivalents.

Impact of Accounting Standards not yet Effective: In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

     SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company, beginning in fiscal year 1997, will be required to make proforma disclosure of net income and earnings per share as if the fair value based method for accounting defined in SFAS 123 had been applied.

NOTE B  ASSET DISPOSITIONS

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

                         VERSAR, INC. AND SUBSIDIARIES

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

VERSAR LABORATORIES: In the third quarter of fiscal year 1994, management announced that Versar was going to discontinue further operations of Versar Laboratories, Inc. (VLI). VLI had lost approximately $800,000 per year from fiscal years 1991 through 1994. Subsequent to this decision, Kemron Environmental Services, Inc. purchased the fixed assets of VLI for $250,000 on August 1, 1994. The Company established a reserve of $1,900,000 for anticipated shut down costs in March 1994. With the purchase of assets and the assumption of certain lease obligations, the Company was able to reverse $300,000 of the reserve in the fourth quarter of fiscal year 1994.

     VLI's assets and liabilities are presented as net liabilities of discontinued operations in the consolidated balance sheets. At June 30, 1995, current assets of $74,000 were offset by current liabilities of $7,000 and a shut-down reserve of $682,000, resulting in net liabilities of $615,000. No material balances existed at June 30, 1996.

     The operating results of Versar Laboratories, Inc. have been classified as discontinued operations for all periods presented in the consolidated financial statements.

SARNIA CORPORATION: Sarnia, formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, was spun-off to Versar shareholders on June 30, 1994. Sarnia was established in 1982 to own and operate Versar Center, the headquarters buildings of Versar in Springfield, Virginia. On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of Sarnia (the Distribution). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The spin-off although a divestiture for legal and tax purposes was not initially accounted for as a divestiture for accounting purposes until January 1996, since the spin-off did not relieve Versar of the risks of ownership due to Versar's guaranty of Sarnia's $12.4 million debt at June 30, 1994.

     Sarnia's results of operations through January 1, 1996 are presented as single line items in the Consolidated Statements of Operations, and its assets and liabilities at June 30, 1995 are presented as separate line items in the Consolidated Balance Sheet.

     On January 25, 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Versar has taken a reserve of $1,500,000 against the guarantee. Therefore, after the second quarter of fiscal year 1996, Versar will no longer include the results of operations and financial position of Sarnia in the consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES

NOTE C  ACCOUNTS RECEIVABLE


                                                                                                     June 30,
                                                                                         -------------------------------
                                                                                                1996           1995
                                                                                          -------------   --------------
                                                                                                   (In thousands)
      Billed receivables
               U.S. Government  . . . . . . . . . . . . . . . . . . . . . . . . . .        $       6,143      $     5,239
               Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,716            3,131
      Unbilled receivables
               U.S. Government  . . . . . . . . . . . . . . . . . . . . . . . . . .                3,029            3,107
               Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,191            1,203
                                                                                           -------------      -----------
                                                                                                  13,079           12,680
      Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .                 (703)            (957)
                                                                                           -------------      -----------
                                                                                           $      12,376      $    11,723
                                                                                           =============      ===========

         Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of federal and state governments' incurred cost audits. Management anticipates that the June 30, 1996 unbilled receivables will be substantially billed and collected in fiscal year 1997.

NOTE D  PROPERTY AND EQUIPMENT

                                                                          Estimated
                                                                          Useful Life
                                                                            in Years                     June 30,
                                                                          -----------          -----------------------------
                                                                                                   1996             1995
                                                                                              -------------   --------------
                                                                                                      (In thousands)
         Furniture and fixtures . . . . . . . . . . . . . . . . . .           5               $    1,987       $    1,935
         Equipment      . . . . . . . . . . . . . . . . . . . . . .        3 to 10                 6,505            6,177
         Leasehold improvements . . . . . . . . . . . . . . . . . .     Life of lease              1,408              581
                                                                                              -----------      -----------
                                                                                                   9,900            8,693
         Accumulated depreciation
            and amortization  . . . . . . . . . . . . . . . . . . .                               (7,862)          (7,236)
                                                                                              -----------      -----------
                                                                                              $    2,038       $    1,457
                                                                                              ===========      ===========

         Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $665,000, $668,000, and $925,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

         Maintenance and repair expenses approximated $268,000, $219,000 and $354,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

                         VERSAR, INC. AND SUBSIDIARIES

NOTE E  DEBT
                                                                                                        June 30,
                                                                                            ------------------------------
                                                                                                   1996             1995
                                                                                            ------------------------------
                                                                                                     (In thousands)
                     Bank line of credit, dated January 25, 1996  . . . . . . . . .           $      492       $      438
                     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  325              339
                                                                                              ----------       ----------
                        Total debt  . . . . . . . . . . . . . . . . . . . . . . . .                  817              777
                     Current portion of long-term debt  . . . . . . . . . . . . . .                 (815)            (773)
                                                                                              ----------       ----------
                     Long-term debt   . . . . . . . . . . . . . . . . . . . . . . .           $        2       $        4
                                                                                              ==========       ==========

         Versar maintained a bank line of credit for working capital purposes with Riggs National Bank ("Riggs"). Prior to January 25, 1996, the line provided for advances up to $1,500,000. On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at June 30, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at June 30, 1996 was $2,508,000. Advances under the line are due upon demand or on December 31, 1996. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at June 30, 1996. Management believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 1997.

         As previously reported, Versar has guaranteed certain debt of Sarnia Corporation. At June 30, 1995, Versar guaranteed the total mortgage debt of Sarnia Corporation ("Sarnia") (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994) which was approximately $12,062,000. On January 25, 1996, Sarnia refinanced its outstanding debt. Sarnia obtained a first mortgage of $9,000,000 with I.D.S. Life Insurance Company, a $500,000 second mortgage with Riggs and a $1,500,000 seven year term loan with Riggs. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,400,000 to $1,500,000. Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. Versar has established a reserve of
$1,500,000 against the loan.   As the term loan is repaid, the reserve will be
reduced and added to Versar's equity.

         The revolving bank line of credit amount outstanding based on average daily balances for the years ended June 30, 1996, 1995, and 1994, approximated $673,000, $544,000, and $292,000, respectively, and the weighted average interest rates for such periods were 10.94%, 10.92%, and 8.79%, respectively. The maximum amount outstanding approximated $1,500,000, $1,375,000, and $1,120,000 during fiscal years 1996, 1995, and 1994, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

         Interest payments were $89,000, $157,000, and $62,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

                         VERSAR, INC. AND SUBSIDIARIES

NOTE F  STOCK OPTIONS

         The Versar 1992 Stock Option Plan provides employees of the Company and certain other persons an incentive to remain as employees of the Company and encourages superior performance for the Company's benefit. Options are also outstanding from the Incentive Stock Option Plan adopted in 1982 and a Non-Qualified Option Plan adopted in 1987. Options are granted from these plans to purchase the Company's common stock.

         At June 30, 1996, options to purchase an aggregate of 1,215,790 shares of common stock were outstanding under the 1992 and 1982 Incentive Stock Option Plans at per share exercise prices ranging from $2.125 to $3.940 and options to purchase an aggregate of 372,835 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $3.563.

         Under the Plan, options have been granted and may be granted to key employees at the fair market value on the date of grant and become exercisable during the four-year period from the date of the grant at 20% per year. Unexercised options are cancelled on the fifth anniversary of certain grants under the 1982 Plan and on the tenth anniversary of the grant under the remainder of the 1982 and 1992 Plans.

         Options under the Incentive Stock Option 1982 and 1992 Plans are as follows:

                                                                  Optioned         Option Price
                                                                    Shares           Per Share            Total
                                                                  ---------  -----------------------    ---------
                                                                       (In thousands, except per share price)
                     Outstanding at June 30, 1993   . . .             971    $  2.063  to   $  3.940    $   2,575
                             Issued   . . . . . . . . . .              88       2.563  to      3.938          282
                             Exercised  . . . . . . . . .             (35)      2.063  to      3.000          (88)
                             Cancelled  . . . . . . . . .             (72)      2.063  to      3.940         (187)
                                                                  --------                              ----------

                     Outstanding at June 30, 1994   . . .             952       2.063  to      3.940        2,582
                             Issued   . . . . . . . . . .              62       2.000  to      3.375          184
                             Exercised  . . . . . . . . .             (30)      2.000  to      2.437          (67)
                             Cancelled  . . . . . . . . .             (42)      2.000  to      3.940         (108)
                                                                  --------                              ----------

                     Outstanding at June 30, 1995   . . .             942       2.063  to      3.940        2,591
                             Issued   . . . . . . . . . .             389       2.813  to      3.625        1,178
                             Exercised  . . . . . . . . .             (80)      2.063  to      2.563         (185)
                             Cancelled  . . . . . . . . .             (35)      2.063  to      3.940          (96)
                                                                  --------                              ----------

                     Outstanding at June 30, 1996   . . .           1,216    $  2.125  to   $  3.940    $   3,488
                                                                  ========                              ==========

         At June 30, 1996, 1995, and 1994, options of 807,408, 667,515, and
508,443 shares were exercisable.

         On April 30, 1987, the Board of Directors adopted a Non-Qualified Stock Option plan. Participants in the plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. Options are granted by the Board of Directors at a price not less than 50% of the fair market value at the date of grant and for a period not to exceed 10 years. Generally, options are issued at 100% of the market value at the date of grant.

                         VERSAR, INC. AND SUBSIDIARIES

         Options under the 1987 Non-Qualified Plan are as follows:

                                                                  Optioned         Option Price
                                                                    Shares          Per Share            Total
                                                                  ----------  ---------------------    ----------
                                                                       (In thousands, except per share price)
                     Outstanding at June 30, 1993   . . .             178    $  2.375  to   $  2.500    $     437
                             Issued   . . . . . . . . . .               0         ---  to        ---            0
                             Cancelled  . . . . . . . . .               0         ---  to        ---            0
                                                                  -------                               ---------

                     Outstanding at June 30, 1994   . . .             178       2.375  to      2.500          437
                             Issued   . . . . . . . . . .               0         ---  to        ---            0
                             Cancelled  . . . . . . . . .               0         ---  to        ---            0
                             Exercised  . . . . . . . . .             (28)      2.500  to      2.500          (70)
                                                                  -------                               ---------

                     Outstanding at June 30, 1995   . . .             150       2.375  to      2.500          367
                             Issued   . . . . . . . . . .             264       3.000  to      3.563          804
                             Cancelled  . . . . . . . . .              (2)      2.437  to      2.437           (5)
                             Exercised  . . . . . . . . .             (39)      2.375  to      2.437          (93)
                                                                  -------                               ---------

                     Outstanding at June 30, 1996   . . .             373    $  2.375  to   $  3.563    $   1,073
                                                                  =======                               =========

         Non-Qualified stock options of 163,367, 150,000, and 161,200 shares were exercisable at June 30, 1996, 1995, and 1994, respectively.

NOTE G  INCOME TAXES

         At June 30, 1996, the Company had, for tax reporting purposes, approximately $230,000 of business tax credit carryforwards available to offset future taxes payable through 2002. In addition, the Company had $182,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets.

                         VERSAR, INC. AND SUBSIDIARIES

         The provision (benefit) for income taxes consists of the following:

                                                                                       Years ended June 30,
                                                                               ---------------------------------------
                                                                               1996            1995              1994
                                                                               ----            ----              ----
                                                                                           (In thousands)
                             Currently payable
                                Federal   . . . . . . . . . . . .            $     2          $   (67)         $    95
                                State   . . . . . . . . . . . . .                 32               11               23

                             Deferred
                                Federal   . . . . . . . . . . . .               (250)             ---             (536)
                                State   . . . . . . . . . . . . .                ---              ---              ---
                                Federal tax charge due to Sarnia
                                  spin-off  . . . . . . . . . . .                ---              ---            1,750
                                                                             --------          -------         -------
                                                                             $  (216)          $  (56)         $ 1,332
                                                                             ========          =======         =======

              Deferred tax assets are comprised of the following:


                                                                              June 30,                  June 30,
                                                                                1996                      1995
                                                                             ----------               ----------
                             Deferred Tax Assets:
                                Employee benefits   . . . . . . .            $     564                $      430
                                Bad debt reserve  . . . . . . . .                  239                       318
                                All other reserves  . . . . . . .                  332                       501
                                Alternative minimum tax credits                    182                       182
                                Other business tax credits  . . .                  230                       250
                                Net operating loss carryforwards                   ---                       233
                                                                             ---------                ----------
                           Total Deferred Tax Assets  . . . . . .                1,547                     1,914

                             Deferred Tax Liabilities:
                                Depreciation  . . . . . . . . . .                  (65)                     (118)
                                Other   . . . . . . . . . . . . .                   (1)                      ---
                                                                             ---------                ----------
                                        Total Deferred Tax Liabilities             (66)                     (118)

                             Net Deferred Tax Assets    . . . . .                1,481                     1,796

                             Valuation Allowance  . . . . . . . .                 (708)                   (1,260)
                                                                             ---------                  --------

                             Net Deferred Tax Asset   . . . . . .            $     773                $      536
                                                                             =========                ==========

         At June 30, 1996, Versar had approximately $3.3 million of future tax deductions to utilize against future taxable income. Due to Versar's losses in previous years, the Company was unable to record a tax benefit of $708,000 until the probability to realize these amounts becomes more certain.

                         VERSAR, INC. AND SUBSIDIARIES

         The tax (benefit) provision was composed of the following:


                                                                             Years Ended June 30,
                                                                -------------------------------------------
                                                                   1996             1995             1994
                                                                ----------      ------------      ---------
                                                                                (In thousands)
         Expected provision (benefit) at federal
                statutory rate   . . . . . . . . . .            $     264          $   137        $  (451)
         Change in valuation allowance . . . . . . .                 (552)            (512)            --
         Increase in valuation allowance due to spin-off               --               --          1,309
         State income tax, net of federal benefit  .                   32               11             23
         Losses on Sarnia operations not deductible                    48               92            185
         Other     . . . . . . . . . . . . . . . . .                   (8)             216            266
                                                                 --------         --------        -------
                                                                $    (216)        $    (56)       $ 1,332
                                                                =========         ========        =======

         Income taxes paid for the years ended June 30, 1996, 1995, and 1994 were $7,000, $140,000, and $34,000, respectively.

Tax Impact of Spin-off

         The spin-off of Sarnia triggered a taxable event in 1994 through the recapture of an "Excess Loss Account" (loss recorded for tax purposes in excess of the investment due to accelerated depreciation). The excess loss account had a balance of approximately $5 million, which was offset by debt forgiveness by Versar of approximately $2.4 million, leaving $2.6 million of taxable income to Versar. At March 31, 1994, Versar had $9.5 million of future tax deductions, which were reduced by approximately $2.4 million for the debt forgiveness and applied to the remaining taxable income of $2.6 million resulting from the spin-off. In addition, approximately $141,000 of general business credits were utilized in fiscal year 1994.

NOTE H   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

         The Company has established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. To be eligible to participate in the plan, an employee must have been employed for one year with at least 1,000 hours of service. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)).

         Contributions to the ESOP are made at the discretion of the Company in the form of the Company's stock or cash, which is invested by the plan's trustee in the Company's stock. No contributions were made in fiscal years 1996, 1995, and 1994, respectively.

         The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee's contribution up to 4% of the employee's salary. This contribution may be in the Company's stock or cash, which will be invested by the plan's trustees in the Company's stock. Company matching contributions approximated $473,000, $434,000, and $425,000 for fiscal years 1996, 1995, and 1994, respectively.

                         VERSAR, INC. AND SUBSIDIARIES

         All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

         GEOMET Technologies, Inc. (Geomet), a wholly-owned subsidiary, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of Geomet's Board of Directors. Geomet contributed $0, $29,000 and $19,000 in fiscal years 1996, 1995 and 1994, respectively.
Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

         VA&E, a former subsidiary of the Company, had a trusteed employee stock ownership plan for all qualified employees. Employees generally are eligible for participation after attaining age 21 and completing 1,000 or more hours of service within a plan year. Benefits vest at the rate of 10% per year of service for the first two years and 20% per year of service thereafter.
With the acquisition of VA&E by the Company, the plan received 45,042 shares of the Company's stock in exchange for VA&E shares held. Since VA&E employees are now eligible for participation in the Company's ESSOP, the VA&E plan has been terminated and the assets merged with the Company's ESSOP in fiscal year 1995.

NOTE I  COMMITMENTS AND CONTINGENCIES

         Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 1993 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the consolidated financial position and results of operations.

         The Company leases approximately 190,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

                                                                                Total
                      Years Ending June 30,                                     Amount
                      ---------------------                                    -------
                                                                             (In thousands)
                             1997   . . . . . . . . . . . . . . .            $   3,339
                             1998   . . . . . . . . . . . . . . .                2,826
                             1999   . . . . . . . . . . . . . . .                2,143
                             2000   . . . . . . . . . . . . . . .                1,639
                             2001   . . . . . . . . . . . . . . .                1,196
                             2002 and thereafter  . . . . . . . .                8,327
                                                                             ---------
                                                                             $  19,470
                                                                             =========

         Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total rental expense approximated $2,467,000, $2,938,000, and $2,986,000 for 1996, 1995, and 1994, respectively.

         As part of the agreement to sell its laboratory assets and operations to Kemron Environmental Services, Inc. (Kemron) in July 1994, Versar agreed to refer its analytical laboratory work for a period of 48 months after the closing date to Kemron subject to certain limitations and exclusions including federal procurement requirements and the ability of Kemron to perform the required services. On July 31, 1996, Kemron filed an action in the Circuit Court of Fairfax County, Commonwealth of Virginia, entitled Kemron Environmental Services, Inc. vs. Versar

                         VERSAR, INC. AND SUBSIDIARIES

Laboratories, Inc. and Versar, Inc., Law No. L154205. Kemron alledged the defendents breached warranties of certain provisions in the Asset Acquisition Agreement and alledged damages in the amount of not less than $3,000,000. Management is unable to estimate its ultimate exposure for this matter at this time.

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

NOTE J  CUSTOMER INFORMATION

         A substantial portion of the Company's consulting revenue is derived from contracts with the U.S. Government as follows:

                                                                              Years Ended June 30,
                                                                 -----------------------------------------------
                                                                      1996             1995             1994
                                                                 ------------    ---------------    ------------
                                                                                  (In thousands)
                      U.S. Department of Defense                 $      16,479       $   13,194       $   11,260
                      U.S. Environmental Protection Agency               3,787            5,375            6,151
                      Other U. S. Government Agencies                    2,035            1,707            1,312
                                                                 -------------       ----------       ----------

                             Total U.S. Government               $      22,301       $   20,276       $   18,723
                                                                 =============       ==========       ==========

        The Company's largest contract generated revenues of approximately $7,951,000 in fiscal year 1996.

        No other contracts individually exceeded 10% of total revenues in fiscal year 1996, 1995, and 1994, respectively.

                         VERSAR, INC. AND SUBSIDIARIES

NOTE K  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1996 and 1995 is as follows (in thousands, except per share amounts):

                                            Fiscal Year 1996                                   Fiscal Year 1995
                            -------------------------------------------------   ---------------------------------------------

   Quarter ending            Jun 30         Mar 31      Dec 31      Sept 30       Jun 30        Mar 31    Dec 31    Sept 30
- --------------------------  ---------  ------------  -----------  -----------  ----------  ------------  --------  ----------
Gross Revenue . . . . . . . $ 10,597     $  11,389    $   11,807  $   10,490    $  10,254    $  10,054    $   9,364   $  9,418

Net Service Revenue . . . .    7,951         8,224         8,130       7,614        7,505        7,414        7,279      7,149

Operating income  . . . . .      121           245           293         213          176          190          148         46

Net income  . . . . . . . . $    374     $     213    $      230  $      175    $     205    $     152    $     101   $    ---
                            ========     =========    ==========  ==========    =========    =========    =========   ========

Net income per share  . . . $    .07     $     .04    $      .04  $      .03    $     .04    $     .03    $     .02   $    ---
                            ========     =========    ==========  ==========    =========    =========    =========   ========

Weighted average number of
  shares outstanding  . . .    5,276         5,216         5,170       5,178        4,837        4,853        4,878      4,824
                            ========     =========    ==========  ==========    =========    =========    =========   ========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.

                                                                     SCHEDULE II

                         VERSAR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS





                                                       ADDITIONS
                                BALANCE AT            CHARGED TO                           BALANCE AT
                                BEGINNING OF          COSTS AND                               END OF
                                   YEAR                EXPENSES       CHARGE OFF                YEAR
                                -----------          -----------    ------------           ------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS

1994                            $  1,760,713         $   (12,167)       $  (396,937)       $  1,351,609

1995                               1,351,609                 770           (395,180)            957,199

1996                                 957,199             (36,710)          (217,262)            703,227