Form 10-Q
period 1996-09-30
VERSAR INC
filed 1996-11-14
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1996 Commission File Number 1-9309
                              ___________________                       _______


                                VERSAR, INC.
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
_______________________________________  ______________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
________________________________________  _____________________________________
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
                                                  _____________________________

                                    Not Applicable
_______________________________________________________________________________
                       (Former name, former address and former
                      fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 _____   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock    Outstanding at October 31, 1996
    _____________________    _______________________________
        $ .01 par value            5,013,051 shares

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ____

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1996 and June 30, 1996.                     3

               Consolidated Statements of Operations for the
               Three-Month Periods Ended September 30, 1996 and 1995.    4

               Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended
               September 30, 1996 and 1995.                              5

               Notes to Consolidated Financial Statements                6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations          7-9


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                        10-11

      ITEM 6 - Exhibits and Reports on Form 8-K                            11

   SIGNATURES                                                              12

                        VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (In thousands)

                                                 September 30,    June 30,
                                                     1996           1996
                                                 _____________  ___________
                                                  (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . .        $    94        $    83
    Accounts receivable, net. . . . . . . .         13,367         12,376
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . .          1,094          1,365
    Deferred income taxes . . . . . . . . .            473            473
                                                   ________       ________
         Total current assets . . . . . . .         15,028         14,297

    Property and equipment, net . . . . . .          2,062          2,038
    Deferred income taxes . . . . . . . . .            300            300
    Other assets. . . . . . . . . . . . . .            339            344
                                                   ________       ________
         Total assets . . . . . . . . . . .        $17,729        $16,979
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . .        $ 2,658        $ 2,098
    Bank line of credit . . . . . . . . . .          1,146            492
    Current portion of long-term debt . . .            132            323
    Accrued salaries and vacation                    1,323          1,619
    Other liabilities . . . . . . . . . . .          1,908          2,136
                                                   ________       ________
         Total current liabilities. . . . .          7,167          6,668

  Long-term debt. . . . . . . . . . . . . .              2              2
  Other long-term liabilities . . . . . . .            987          1,033
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . . .          1,500          1,500
                                                   ________       ________
         Total liabilities. . . . . . . . .          9,656          9,203
                                                   ________       ________
Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 10,000,000
     shares authorized; 5,005,051 shares and
     4,994,693 shares issued and outstanding
     at September 30 and June 30, 1996,
     respectively . . . . . . . . . . . . .             50             50
    Capital in excess of par value. . . . .         13,331         13,299
    Accumulated deficit . . . . . . . . . .         (5,308)        (5,573)
                                                   ________       ________
        Total stockholders' equity. . . . .          8,073          7,776

        Total liabilities and
        stockholders' equity. . . . . . . .        $17,729        $16,979
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

                             VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)


                                                   For the Three-Month
                                               Periods Ended September 30,
                                               ____________________________
                                                  1996               1995
                                               _________          _________
GROSS REVENUE . . . . . . . . . . .             $11,458            $10,490
Purchased services and
  materials, at costs . . . . . . .               3,584              2,876
                                                ________           ________
NET SERVICE REVENUE . . . . . . . .               7,874              7,614
Direct costs of services
  and overhead. . . . . . . . . . .               6,402              6,153
Selling, general and
  administrative expenses . . . . .               1,171              1,172
Other (income). . . . . . . . . . .                 (10)                (7)
Losses on Sarnia operations . . . .                 ---                 83
                                                ________           ________
OPERATING INCOME. . . . . . . . . .                 311                213

OTHER EXPENSE
Interest expense. . . . . . . . . .                  19                 24
Income tax expense. . . . . . . . .                  27                 14
                                                ________           ________

NET INCOME. . . . . . . . . . . . .             $   265            $   175
                                                ========           ========

NET INCOME PER SHARE. . . . . . . .             $   .05            $   .03
                                                ========           ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . .               5,127              5,190
                                                ========           ========



               The accompanying notes are an integral part of these
                        consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                       For the Three-Month
                                                   Periods Ended September 30,
                                                   ___________________________
                                                        1996          1995
                                                      ________      ________
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .        $   265       $   175
  Adjustments to reconcile net income to
   net cash used in operating activities
       Depreciation and amortization . . . . .            184           150
       Provision for doubtful accounts
        receivable . . . . . . . . . . . . . .              4           ---
       Common stock issued to ESSOP. . . . . .             26           109
                                                      ________      ________
          Subtotal . . . . . . . . . . . . . .            479           434

  Changes in assets and liabilities,
   net of asset dispositions
       Increase in accounts receivable . . . .           (995)         (757)
       Decrease (increase) in prepaids
        and other assets . . . . . . . . . . .            271          (158)
       Increase in accounts payable. . . . . .            560           638
       Decrease in accrued salaries and
        vacation . . . . . . . . . . . . . . .           (296)          (91)
       Decrease in other liabilities . . . . .           (274)         (292)
       Net change in assets and liabilities
        of Sarnia. . . . . . . . . . . . . . .            ---            83
                                                      ________      ________
         Net cash from continuing operations .           (255)         (143)
       Changes in net liabilities of
        discontinued operations. . . . . . . .            ---           (41)
                                                      ________      ________
         Net cash used in operating
          activities . . . . . . . . . . . . .           (255)         (184)
                                                      ________      ________

Cash flows from investing activities
  Purchase of property and equipment . . . . .           (203)         (179)
                                                      ________      ________

Cash flows from financing activities
  Net borrowings on bank line
   of credit . . . . . . . . . . . . . . . . .            654           539
  Principal payments on long-term debt . . . .           (191)         (198)
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . .              6            22
                                                      ________      ________
         Net cash provided by
          financing activities . . . . . . . .            469           363
                                                      ________      ________

Net increase in cash . . . . . . . . . . . . .             11           ---
Cash at the beginning of the year. . . . . . .             83            58
                                                      ________      ________

Cash at the end of the period. . . . . . . . .        $    94       $    58
                                                      ========      ========

Supplementary disclosure of cash flow information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . . . . . .        $    18       $    11
     Income taxes. . . . . . . . . . . . . . .             59             2


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1996 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1996, and the results of operations for the three-month periods ended September 30, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

(B)  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

     It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

                      VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At June 30, 1996, the Company had $1.5 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of $0.7 million has been established. With increased profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period being reported.

(G)  Common Stock

     In fiscal year 1997 to date, Versar issued approximately 7,498 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1996. In the fiscal year 1996, Versar issued approximately 32,348 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1995.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

     Versar's gross revenue for the first quarter of fiscal year 1997 increased by $968,000 (9%) compared to gross revenue for the comparable period of fiscal year 1996. The increase is predominately due to continued work on task orders in the Company's Rocky Mountain and Midwest regions as part of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the first quarter of fiscal year 1997 increased by $708,000 (25%) compared to such costs for the comparable period of fiscal year 1996. The increase is primarily due to the higher level of gross revenue as mentioned above and higher levels of subcontracted commercial work being performed in the Company's Midwest region.

     Net service revenue is derived by deducting the cost of purchased services and materials from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 3% compared to the first quarter of fiscal year 1996. The increase is due to the higher volume in gross revenue as mentioned above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased slightly to 81.3% in the first quarter of fiscal year 1997 compared to 80.8% in the first quarter of fiscal year 1996. The increase is attributable to lower labor utilization during the quarter.

     Selling, general and administrative expenses approximated 14.9% of net service revenue in the first quarter of fiscal year 1997 compared to 15.4% in the first quarter of fiscal year 1996. The reduction is due to increased net service revenue while maintaining the selling, general and administrative expenses at the fiscal year 1996 level.

     Other costs include costs and revenues that are not directly attributable to contracts. For the first quarter of fiscal year 1997, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc., of $10,000 compared to $7,000 recognized in the first quarter of fiscal year 1996.

     Versar no longer includes the results of operations and financial position of Sarnia Corporation ("Sarnia") in the Company's consolidated financial statements. In January 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Versar has a reserve of $1,500,000 against the guarantee.

     Operating income for the first quarter of fiscal year 1997 was $311,000, an increase of $98,000 compared to the first quarter of fiscal year 1996. The increase is the result of higher gross revenue, level selling, general and administrative costs, and the exclusion of Sarnia losses.

     Interest expense during the first quarter of fiscal year 1997 decreased by $5,000 compared to costs for the comparable period of the previous year. The decrease is due to lower interest rates the Company is charged on its line of credit.

     Versar's net income for the first quarter of fiscal year 1997 was $265,000 compared to $175,000 in the first quarter of fiscal year 1996. The increase is primarily the result of higher volume of gross revenue during the quarter.

Liquidity and Capital Resources

     The Company's working capital at September 30, 1996 approximated $7,861,000 or $232,000 (3%) higher than at June 30, 1996. In addition, the Company's current ratio at September 30, 1996 was 2.10 to 1, slightly less than that reported at the end of fiscal year 1996.

     Versar maintains a line of credit for working capital purposes with Riggs National Bank ("Riggs"), which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at September 30, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at September 30, 1996 was $1,854,000. Advances under the line are due upon demand or on December 31, 1996. The Company expects to extend the line of credit at this time for another year. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to the maintenance of financial ratios. The Company was in compliance with the financial covenants at September 30, 1996. Management believes that cash generated by operations and borrowings available with the extension of the bank line of credit will be adequate to meet the working capital needs for fiscal year 1997.

     Approximately $350,000 will be required for capital expenditures during the remainder of fiscal year 1997 and will be funded from current working capital.

Impact of Inflation

     Versar seeks to protect itself form the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.





          THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 28, 1990, Gary R. Windolph, a former officer and director of Versar Architects & Engineers, Inc. ("VA&E", formerly ARIX Corporation, a former subsidiary of Versar, which was merged into Versar in July 1993) and a former officer of Versar, filed an action in the District Court for the City and County of Denver, State of Colorado, entitled Gary R. Windolph v. ARIX Corporation, Versar, Inc., et al., Case NO. 90-CV-7155. On October 21, 1991, the jury returned verdicts for Mr. Windolph on two defamation claims against the Company and awarded him damages in the amount of $200,000. The jury also returned verdicts for Mr. Windolph on certain of his statutory and common law securities claims and awarded damages in the amount of $1.00 each on all such claims. On January 6, 1992, the Court ruled that, based upon the evidence presented at trial, the $200,000 awarded to Mr. Windolph by the jury was excessive as a matter of law and ordered a new damage trial on those claims. The retrial of damages on these claims ended on October 21, 1992 with the jury returning a verdict against Versar in the total amount of $1,000,001 including $500,000 for damages to Mr. Windolph's reputation and $500,001 for personal humiliation, mental anguish and suffering.

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

     In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case is now before the trial court to proceed on the promissory estoppel claim only. A bench trial without jury is set for January 27, 1997. Based upon the Court of Appeals' decision and consultation with outside counsel, management believes an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

     As part of the agreement to sell its laboratory assets and operations to Kemron Environmental Services, Inc. (Kemron) in July 1994, Versar agreed to refer its analytical laboratory work for a period of 48 months after the closing date to Kemron subject to certain limitations and exclusions including federal procurement requirements and the ability of Kemron to perform the required services. On July 31, 1996, Kemron filed an action in the Circuit Court of Fairfax County, Commonwealth of Virginia, entitled Kemron Environmental Services, Inc. vs. Versar Laboratories, Inc. and Versar, Inc., Law No. L154205. Kemron alleged the defendants breached certain covenants that Versar would refer laboratory work to Kemron in the Asset Acquisition Agreement and alleged damages in the amount of not less than $3,000,000.

     Versar responded by denying the allegations and filed a counterclaim alleging various material breaches of the Asset Acquisition Agreement by Kemron and seeking a declaratory judgment that Kemron's breaches have terminated Versar's obligations under the Agreement.

     Based upon an initial evaluation of the Company's defense and potential exposure, management believes that an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 11 - Statement Re:  Computation of Per Share Earnings
          Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
          None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 VERSAR, INC.
                                           ______________________
                                                 (Registrant)






                                       By:   /S/ Benjamin M. Rawls
                                          _____________________________________
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



                                       By:  /S/ Lawrence W. Sinnott
                                          _____________________________________
                                           Lawrence W. Sinnott
                                           Vice President, Chief Financial
                                           Officer, Treasurer, and Principal
                                           Accounting Officer











Date:  November 13, 1996