Form 10-Q
period 1996-12-31
VERSAR INC
filed 1997-02-07
CIK 803647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1996 Commission File Number 1-9309
                              ------------------                       -------


                                 VERSAR, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
----------------------------------------  ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                             22151
----------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
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

                                     Yes  X   No
                                        -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock                Outstanding at January 31, 1997
    ---------------------                -------------------------------
        $ .01 par value                         5,013,052 shares

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1996 and June 30, 1996.                         3

               Consolidated Statements of Operations
               for the Three-Month and Six-Month
               Periods Ended December 31, 1996 and 1995.                    4

               Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended
               December 31, 1996 and 1995.                                  5

               Notes to Consolidated Financial Statements                 6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                 7-10


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                         11-12

      ITEM 4 - Submission of Matters to a Vote of Stockholders           12-13

      ITEM 6 - Exhibits and Reports on Form 8-K                             13

   SIGNATURES                                                               14

      EXHIBIT 3 - Certificate of Amendment of Restated
                  Certificate of Incorporation of Versar, Inc.              15

      EXHIBIT 11 - Computation of Per Share Earnings                        17

                          VERSAR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (In thousands)

                                                December 31,        June 30,
                                                   1996               1996
                                                ------------      -----------
                                                (unaudited)
ASSETS
  Current assets
    Cash . . . . . . . . . . . . . . . . .       $     94          $     83
    Accounts receivable, net . . . . . . .         12,319            12,376
    Prepaid expenses and other current
     assets. . . . . . . . . . . . . . . .            956             1,365
    Deferred income taxes. . . . . . . . .            690               473

         Total current assets. . . . . . .         14,059            14,297
                                                 ---------         ---------

    Property and equipment, net. . . . . .          2,084             2,038
    Deferred income taxes. . . . . . . . .            441               300
    Other assets . . . . . . . . . . . . .            335               344
                                                 ---------         ---------

         Total assets. . . . . . . . . . .       $ 16,919          $ 16,979
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . .      $  2,044          $  2,098
    Bank line of credit . . . . . . . . . .           288               492
    Accrued salaries and vacation . . . . .         1,824             1,619
    Other liabilities . . . . . . . . . . .         1,786             2,459
                                                 ---------         ---------

         Total current liabilities. . . . .         5,942             6,668

  Other long-term liabilities . . . . . . .           992             1,035
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . . .         1,500             1,500
                                                 ---------         ---------

         Total liabilities. . . . . . . . .         8,434             9,203
                                                 ---------         ---------

Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 5,013,051 shares
     and 4,994,693 shares issued and
     outstanding at December 31 and
     June 30, 1996, respectively. . . . . .            50               50
    Capital in excess of par value. . . . .        13,352           13,299
    Accumulated deficit . . . . . . . . . .        (4,917)          (5,573)
                                                  ---------        ---------

         Total stockholders' equity . . . .         8,485            7,776

         Total liabilities and
         stockholders' equity . . . . . . .      $ 16,919         $ 16,979
                                                 =========        =========



                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)

                      For the Three-Month             For the Six-Month
                   Periods Ended December 31,     Periods Ended December 31,
                   --------------------------     --------------------------
                                           1996       1995     1996      1995
                                         --------  --------  --------  --------
GROSS REVENUE . . . . . . . . . . .      $10,749   $11,807   $22,207   $22,297
Purchased services and
  materials, at costs . . . . . . .        3,009     3,677     6,593     6,553
                                         --------  --------  --------  --------

NET SERVICE REVENUE . . . . . . . .        7,740     8,130    15,614    15,744
Direct costs of services
  and overhead. . . . . . . . . . .        6,300     6,633    12,702    12,786
Selling, general and
  administrative expenses . . . . .        1,229     1,152     2,400     2,324
Other (income). . . . . . . . . . .          (11)       (7)      (21)      (14)
Losses on Sarnia operations . . . .          ---        59       ---       142
                                         --------  --------  --------  --------
OPERATING INCOME. . . . . . . . . .          222       293       533       506

OTHER EXPENSE
Interest expense. . . . . . . . . .           18        49        37        73
Income tax (benefit) expense. . . .         (187)       14      (160)       28
                                         --------  --------  --------  --------

NET INCOME. . . . . . . . . . . . .      $   391   $   230   $   656   $   405
                                         ========  ========  ========  ========

NET INCOME PER SHARE. . . . . . . .      $   .08   $   .04   $   .13   $   .08
                                         ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . .        5,073     5,130     5,078     5,139
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

                              VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                (Unaudited - in thousands)

                                                          For the Six-Month
                                                      Periods Ended December 31,
                                                      --------------------------
                                                          1996          1995
                                                        --------      --------
Cash flows from operating activities
  Net income. . . . . . . . . . . . . . . . . .         $   656       $   405
  Adjustments to reconcile net income to
   net cash provided by operating activities
       Depreciation and amortization. . . . . .             355           327
       Provision for doubtful accounts
        receivable. . . . . . . . . . . . . . .             (78)           (7)
       Common stock issued to ESSOP . . . . . .              26           114
       Deferred tax benefit . . . . . . . . . .            (358)          ---
                                                        --------      --------
          Subtotal. . . . . . . . . . . . . . .             601           839

  Changes in assets and liabilities,
   net of asset dispositions
      Decrease (increase) in accounts
          receivable. . . . . . . . . . . . . .             135        (1,052)
      Decrease (increase) in prepaids
          and other assets. . . . . . . . . . .             408          (206)
      (Decrease) increase in accounts
          payable . . . . . . . . . . . . . . .             (54)          960
      Increase in accrued salaries and
          vacation. . . . . . . . . . . . . . .             205           342
      Decrease in other liabilities . . . . . .            (716)         (606)
      Net change in assets and liabilities
          of Sarnia . . . . . . . . . . . . . .             ---           142
                                                        --------      --------
          Net cash from continuing
           operations . . . . . . . . . . . . .             579           419
      Changes in net liabilities of
       discontinued operations. . . . . . . . .             ---          (165)
                                                        --------      --------
         Net cash provided by operating
          activities. . . . . . . . . . . . . .             599           254
                                                        --------      --------

Cash flows from investing activities
  Purchase of property and equipment. . . . . .            (391)         (600)
                                                        --------      --------

Cash flows from financing activities
  Net (payments) borrowings on bank line
    of credit . . . . . . . . . . . . . . . . .            (204)          262
  Proceeds from issuance of the Company's
    common stock. . . . . . . . . . . . . . . .              27            84
                                                        --------      --------
          Net cash (used in) provided by
              financing activities. . . . . . .            (177)          346
                                                        --------      --------

Net increase in cash. . . . . . . . . . . . . .              11           ---
Cash at the beginning of the year . . . . . . .              83            58
                                                        --------      --------

Cash at the end of the period . . . . . . . . .         $    94       $    58
                                                        ========      ========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . .         $    41       $    46
    Income taxes. . . . . . . . . . . . . . . .             200             5


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1996, and the results of operations for the six-month periods ended December 31, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                        VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At June 30, 1996, the Company had a net deferred tax asset of approximately $1.5 million, which was offset by a valuation allowance of approximately $.7 million. During the first six months of fiscal year 1997, the valuation allowance was reduced by $358,000 due to the increasing likelihood that the Company will realize the remainder of its deferred tax assets.

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Net Income Per Share

     Net income per share is computed by dividing net income by the fully diluted weighted average number of common shares outstanding during the applicable period being reported.

(G)  Common Stock

     In fiscal year 1997 to date, Versar issued approximately 7,498 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1996. In fiscal year 1996, Versar issued approximately 32,348 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1995.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Years 1997 and 1996
-------------------------------------------------------

     Versar's gross revenue for fiscal quarter ended December 31, 1996 totaled $10,749,000 a decrease of $1,058,000 (9%) compared to gross revenue of $11,807,000 for the second quarter of the prior fiscal year. The decrease is due to the completion of the Presidio asbestos survey contract in the Company's Pacific region in support of the Sacramento Corps of Engineers.

     Purchased services and materials for the second quarter of fiscal year 1997 decreased by $668,000 (18%) compared to costs for the comparable period of the previous fiscal year. The decrease is primarily due to the decrease in gross revenue as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 5% compared to the second quarter of fiscal year 1996. The decrease is due to the lower volume in gross revenue.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue decreased slightly to 81.4% in the second quarter of fiscal year 1997 compared to 81.6% in the second quarter of fiscal year 1996.

     Selling, general and administrative expenses were 15.9% of net service revenue in the second quarter of fiscal year 1997, compared to 14.2% in the second quarter of fiscal year 1996. The increase is the result of higher proposal activities and legal fees during the second quarter of fiscal year 1997 and the lower net service revenue as discussed above.

     Other costs include the costs and revenues that are not attributable to contracts. For the second quarter of fiscal year 1997, the Company recognized non-compete income for the sale of its majority-owned subsidiary, Gammaflux, Inc. of $11,000 compared to $7,000 recognized in the second quarter of fiscal year 1996.

     Versar no longer includes the results of operations and financial position of Sarnia Corporation ("Sarnia") in the Company's consolidated financial statements. In January 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Versar has a reserve of $1,500,000 against the guarantee.

     Operating income for the second quarter of fiscal year 1997 was $222,000, a decrease of $71,000 compared to the second quarter of fiscal year 1996. The decrease is the result of the lower gross revenue as mentioned above.

     Interest expense during the second quarter of fiscal year 1997 decreased by $31,000 compared to costs for the comparable period of the previous fiscal year. The decrease is due to lower usage of the Company's line of credit during the second quarter of fiscal year 1997.

     Income tax expense during the second quarter of fiscal year 1997 decreased by $201,000 compared to costs for the comparable period of the previous fiscal year. The decrease in income tax expense is due to the reduction of the Company's valuation allowance against its deferred tax assets during the quarter. (See Note D on page 7)

     Versar had a net income of $391,000 in the second quarter of fiscal year 1997 compared to net income of $230,000 in the second quarter of fiscal year 1996. The increase is primarily due to the reduction of the Company's valuation allowance against its deferred tax assets as mentioned above.

Six Month Comparison of Fiscal Years 1997 and 1996
--------------------------------------------------

     Versar's gross revenue for the six months ended December 31, 1996 totaled $22,207,000 a slight decrease of $90,000 compared to the gross revenue of $22,297,000 for the six months of the prior fiscal year. The decrease was due to the winding down of the Presidio contract in the Company's Pacific region, which was offset by higher gross revenues in the Company's Rocky Mountain and Midwest regions in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the first six months of fiscal year 1997 increased by $40,000 (1%) compared to costs for the comparable period of the previous year. The increase is principally due to the changes in gross revenue as mentioned above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Net service revenue decreased by 1% compared to the first six months of fiscal year 1996. The decrease is due to more competitive pricing pressures on the Company's margins.

     The percentage of direct costs and services and overhead to net service revenue increased slightly to 81.4% in the first six months of 1997 compared to 81.2% in the first six months of fiscal year 1996. The increase is due to lower direct labor utilization in the first six months of fiscal year 1997.

     Selling, general and administrative expenses approximated 15.4% of net service revenue in the first six months of fiscal year 1997, compared to 14.8% in the first six months of fiscal year 1996. The increase was due to higher proposal activities and legal costs incurred in the second quarter of fiscal year 1997.

     Other costs include costs and revenues that are not directly attributable to contracts. For the first six months of fiscal year 1997, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $21,000 compared to $14,000 recognized in the first six months of fiscal year 1996.

     Operating income for the first six months of fiscal year 1997 was $533,000 an increase of $27,000 over the first six months of fiscal year 1996. The increase is the result of the exclusion of Sarnia losses in the first six months of fiscal year 1997.

     Interest expense during the first six months of fiscal year 1997 decreased by $36,000 (49%) compared to costs for the comparable period of the previous fiscal year. The decrease is due to the lower usage of the Company's line of credit during the first six months of fiscal year 1997.

     Income tax expense during the first six months of fiscal year 1997 decreased by $188,000 compared to costs for the comparable period of the previous fiscal year. The decrease in income tax expense is due to the reduction of the Company's valuation allowance against its deferred tax assets during the quarter. (See Note D on page 7)

     Versar had net income of $656,000 for the first six months of fiscal year 1997 compared to net income of $405,000 for the first six months of fiscal year 1996. The increase is primarily the result of the reductions of the Company's valuation allowance against its deferred tax assets and the exclusion of Sarnia losses.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 1996 approximated $8,117,000 or $488,000 (6%) higher than at June 30, 1996. In addition, the Company's current ratio at December 31, 1996 was 2.37 to 1, 11% higher than that reported at the end of fiscal year 1996.

     Versar maintains a line of credit for working capital purposes with Riggs National Bank ("Riggs"), which provides for advances up to $3,000,000. Borrowings on the line are at the prime rate of interest plus 1/2% (8.75% at December 31, 1996). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Borrowing availability under the bank line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at December 31, 1996 was $2,712,000. Advances under the line are due upon demand or on March 31, 1998. The Company must also obtain Riggs' approval prior to paying dividends. Additionally, the loan has certain covenants related to the maintenance of financial ratios. The Company was in compliance with the financial covenants at December 31, 1996. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet the working capital needs for fiscal year 1997.

     Approximately $200,000 will be required for capital expenditures during the remainder of fiscal year 1997 and will be funded from current working capital.

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

     In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case is now before the trial court to proceed on the promissory estoppel claim only. A bench trial without jury was held on January 27, 1997. Based upon the Court of Appeals' decision and consultation with outside counsel, management believes an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

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

     Versar responded by denying the allegations and filed a counterclaim alleging various material breaches of the Asset Acquisition Agreement by Kemron and seeking a declaratory judgment that Kemron's breaches have terminated Versar's obligations under the Agreement. A status conference with the court was held on December 10, 1996 and a trial date was scheduled for July 7, 1997.

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

Item 4.  Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on November 14, 1996. The matters voted on at the Annual meeting were as follows:

     (1)  The Election of Directors
              The nomination of Rawls, Markels, Durfee, Shields, Rice, Horton, Judkins and Gray to serve as directors of the Company was approved as indicated below:

                                          Vote           Withheld
                                           for           Authority
                                        ---------        ---------

     Benjamin M. Rawls                  3,742,657         211,528

     Michael Markels, Jr.               3,689,414         264,771

     Robert L. Durfee                   3,740,791         213,394

     Thomas J. Shields                  3,752,305         201,880

     M. Lee Rice                        3,702,305         251,880

     John P. Horton                     3,703,805         250,380

     Charles I. Judkins                 3,743,257         210,928

     John E. Gray                       3,703,805         250,380

     (2)  Issuance of additional shares for the ESSOP
              The issuance of 600,000 additional shares for use of the Company's Employee Savings and Stock Ownership Plan was approved as follows:

                 For                  Against            Abstain
              ---------               -------            -------

              2,747,401               235,558             55,358

     (3)  Approval of 1996 Stock Option Plan
              The 1996 stock option plan was approved as follows:

                 For              Against              Abstain
              ---------           -------              -------

              2,597,382           405,676               35,259

     (4)  Amendment to Certificate of Incorporation
              The certificate of incorporation amendment to increase the authorized common stock from 10,000,000 to 30,000,000 and to authorize the issuance of 10,000,000 shares of undesignated preferred stock was approved as follows:

                 For              Against              Abstain
              ---------           -------              -------

              2,524,600           461,555               52,162

     (5) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 1997
              Arthur Andersen was ratified as the Company's independent accountants as follows:

                 For              Against              Abstain
              ---------           -------              -------

              3,924,737            12,605               16,843

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
               Exhibit 3 - Certificate of Amendment of Restated Certificate of
                Incorporation of Versar, Inc.
               Exhibit 11 - Statement Re:  Computation of Per Share Earnings
               Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K
          None

                                     SIGNATURES
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 VERSAR, INC.
                                       ------------------------------
                                                 (Registrant)






                                       By:   /S/ Benjamin M. Rawls
                                          ---------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



                                       By:  /S/ Lawrence W. Sinnott
                                          ---------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief Financial
                                           Officer,
                                           Treasurer, and Principal Accounting
                                           Officer











Date:  February 7, 1997

                                    Exhibit 11

                                    VERSAR, INC.
                  Statement Re: Computation of Per Share Earnings (Unaudited - in thousands, except per share data)

                           For the Three-Month           For the Six-Month
                        Periods Ended December 31,   Periods Ended December 31,
                        --------------------------   --------------------------
                                   1996        1995        1996        1995
                                ---------   ---------   ---------   ---------
NET INCOME . . . . . . . . .    $     391   $     230   $     656   $     405
                                =========   =========   =========   =========


Weighted average common shares
 outstanding . . . . . . . .    5,012,073   4,874,055   5,005,094   4,854,711
                                =========   =========   =========   =========



NET INCOME PER SHARE -
 PRIMARY . . . . . . . . . .    $     .08   $     .04   $     .13   $     .08
                                =========   =========   =========   =========


Common shares from above . .    5,012,073   4,874,055   5,005,094   4,854,711
Assumed exercise of options
  (treasury stock method). .       56,148     255,775      72,754     284,257
                                ---------   ---------   ---------   ---------
                                5,068,221   5,129,830   5,077,848   5,138,968
                                =========   =========   =========   =========

NET INCOME PER SHARE - FULLY
 DILUTED . . . . . . . . . .    $     .08   $     .04   $     .13   $     .08
                                =========   =========   =========   =========


Common shares from above . .    5,012,073   4,874,055   5,005,094   4,854,711
Assumed exercise of options
  (treasury stock method). .       61,068     255,775      72,754     284,257
                                ---------   ---------   ---------   ---------
                                5,073,141   5,129,830   5,077,848   5,138,968
                                =========   =========   =========   =========