Form 10-Q
period 1997-03-31
VERSAR INC
filed 1997-05-08
CIK 803647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  March 31, 1997  Commission File Number  1-9309
                              ----------------                        --------

                                  VERSAR, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
---------------------------------------  --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                             22151
----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (703) 750-3000
                                                  -----------------------------

                                   Not Applicable
-------------------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock                   Outstanding at April 30, 1997
    ---------------------                   -----------------------------
       $ .01 par value                             5,131,964 shares

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1997 and June 30, 1996.                            3

               Consolidated Statements of Operations for the
               Three-Month and Nine-Month Periods Ended
               March 31, 1997 and 1996.                                     4

               Consolidated Statements of Cash Flows
               for the Nine-Month Periods Ended
               March 31, 1997 and 1996.                                     5

               Notes to Consolidated Financial Statements                 6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations           8-11


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                         12-13

      ITEM 6 - Exhibits and Reports on Form 8-K                             13

   SIGNATURES                                                               14

      EXHIBIT 11 - Computation of Per Share Earnings                        15

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                             March 31,          June 30,
                                               1997               1996
                                            -----------       -----------
                                            (unaudited)
ASSETS
  Current assets
    Cash . . . . . . . . . . . . . . . . .    $  1,166          $     83
    Accounts receivable, net . . . . . . .      11,957            12,376
    Prepaid expenses and other current
     assets. . . . . . . . . . . . . . . .       1,307             1,365
    Deferred income taxes. . . . . . . . .         690               473

         Total current assets. . . . . . .      15,120            14,297
                                              ---------         ---------

    Property and equipment, net. . . . . .       1,922             2,038
    Deferred income taxes. . . . . . . . .         441               300
    Other assets . . . . . . . . . . . . .         329               344
                                              ---------         ---------

         Total assets                         $ 17,812          $ 16,979
                                              =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . .     $  2,283          $  2,098
    Bank line of credit . . . . . . . . .          ---               492
    Accrued salaries and vacation . . . .        1,685             1,619
    Income tax payable. . . . . . . . . .          102               ---
    Other liabilities . . . . . . . . . .        2,166             2,459
                                              ---------         ---------

        Total current liabilities . . . .        6,236             6,668

   Other long-term liabilities. . . . . .        1,001             1,035
   Reserve on guarantee of real
    estate debt . . . . . . . . . . . . .        1,500             1,500
                                              ---------         ---------

         Total liabilities. . . . . . . .        8,737             9,203

Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 5,131,964 shares and
     4,994,693 shares issued and outstanding
     at March 31, 1997 and June 30, 1996,
     respectively. . . . . . . . . . . . .           51               50
   Capital in excess of par value. . . . .       13,724           13,299
   Accumulated deficit . . . . . . . . . .       (4,700)          (5,573)
                                               ---------        ---------

         Total stockholders' equity . . . .        9,075            7,776

         Total liabilities and
         stockholders' equity . . . . . . .     $ 17,812         $ 16,979

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                        For the Three-Month          For the Nine-Month
                      Periods Ended March 31,      Periods Ended March 31,
                      -----------------------      -----------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
GROSS REVENUE . . . . . . . . . . .   $10,727    $11,389    $32,934    $33,686
Purchased services and
  materials, at costs . . . . . . .     3,022      3,165      9,614      9,718
                                      --------   --------   --------   --------
NET SERVICE REVENUE . . . . . . . .     7,705      8,224     23,320     23,968
Direct costs of services
  and overhead. . . . . . . . . . .     6,345      6,883     19,047     19,669
Selling, general and
  administrative expenses . . . . .       998      1,103      3,398      3,427
Other (income). . . . . . . . . . .       (11)        (7)       (32)       (21)
Losses on Sarnia operations . . . .       ---        ---        ---        142
                                      --------   --------   --------   --------
OPERATING INCOME. . . . . . . . . .       373        245        907        751

OTHER EXPENSE
Interest expense. . . . . . . . . .        11         22         48         95
Income tax expense (benefit). . . .       146         10        (14)        38
                                      --------   --------   --------   --------

NET INCOME. . . . . . . . . . . . .   $   216    $   213    $   873    $   618
                                      ========   ========   ========   ========

NET INCOME PER SHARE. . . . . . . .   $   .04    $   .04    $   .17    $   .12
                                      ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . .     5,240      5,058      5,230      5,160
                                      ========   ========   ========   ========


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                        For the Nine-Month
                                                      Periods Ended March 31,
                                                      -----------------------
                                                       1997            1996
                                                     --------        --------
Cash flows from operating activities
  Net income. . . . . . . . . . . . . . . . . .      $    873        $    618
  Adjustments to reconcile net income to
   net cash provided by operating activities
       Depreciation and amortization. . . . . .           524             491
       Provision for doubtful accounts
        receivable. . . . . . . . . . . . . . .           (72)             52
       Common stock issued to ESSOP . . . . . .           399             114
       Deferred tax benefit . . . . . . . . . .          (358)            ---
                                                      --------        --------
          Subtotal. . . . . . . . . . . . . . .         1,366           1,275

Changes in assets and liabilities,
 net of asset dispositions
    Decrease (increase) in accounts
        receivable. . . . . . . . . . . . . . .           491          (1,291)
    Decrease (increase) in prepaids
        and other assets. . . . . . . . . . . .           117            (342)
    Increase in accounts payable. . . . . . . .           185             649
    Increase in accrued salaries and
        vacation. . . . . . . . . . . . . . . .            66             146
    Increase in income tax payable. . . . . . .           102             ---
    (Decrease) increase in other liabilities. .          (327)            836
    Net change in assets and liabilities
        of Sarnia . . . . . . . . . . . . . . .           ---             142
                                                      --------        --------

        Net cash from continuing
         operations . . . . . . . . . . . . . .         2,000           1,415
    Changes in net liabilities of
     discontinued operations. . . . . . . . . .           ---            (615)
                                                      --------        --------
       Net cash provided by operating
        activities. . . . . . . . . . . . . . .         2,000             800
                                                      --------        --------
Cash flows from investing activities
  Purchase of property and equipment. . . . . .          (452)           (808)
                                                      --------        --------

Cash flows from financing activities
  Net payments on bank line of credit . . . . .          (492)           (217)
  Proceeds from issuance of the Company's
    common stock. . . . . . . . . . . . . . . .            27             225
                                                      --------        --------
          Net cash (used in) provided by
              financing activities. . . . . . .          (465)              8
                                                      --------        --------

Net increase in cash. . . . . . . . . . . . . .         1,083             ---
Cash at the beginning of the year . . . . . . .            83              58
                                                      --------        --------

Cash at the end of the period . . . . . . . . .       $ 1,166         $    58
                                                      ========        ========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . .       $    53          $   78
    Income taxes. . . . . . . . . . . . . . . .           250               5

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1997, and the results of operations for the nine-month periods ended March 31, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(G)  Common Stock

     For the nine month period ending March 31, 1997, Versar has issued approximately 112,973 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1996. In fiscal year 1996, Versar issued approximately 32,348 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal year 1995.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts for net income on the face of the consolidated statement of operations. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during this period. Diluted earnings per share takes into consideration the effect of all potential dilutive common shares that were outstanding during the period. The statement is effective for period ending after December 15, 1997; earlier application is not permitted.

(H)  Subsequent Event

     Effective April 30, 1997, Versar acquired 53% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation ("SMC") for aggregate consideration of $2,870,000 in cash. Versar intends to propose a merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock, subject to SMC stockholder approval. The transaction will be accounted for under the purchase method of accounting. The results of SMC will be included with those of the company from the closing date of April 30, 1997.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding costs controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
---------------------

Third Quarter Comparison of Fiscal Years 1997 and 1996
------------------------------------------------------

     Versar's gross revenue for fiscal quarter ended March 31, 1997 totaled $10,727,000 a decrease of $662,000 (6%) compared to gross revenue of $11,389,000 for the third quarter of the prior fiscal year. The decrease is due to the completion of the Presidio asbestos survey contract and the winding down of the San Francisco Airport contract in the Company's Pacific region.

     Purchased services and materials for the third quarter of fiscal year 1997 decreased by $143,000 (5%) compared to costs for the comparable period of the previous fiscal year. The decrease is primarily due to the decrease in gross revenue as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 6% compared to the third quarter of fiscal year 1996. The decrease is due to the lower volume in gross revenue.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue decreased to 82.3% in the third quarter of 1997 compared to 83.7% in the third quarter of fiscal year 1996. The decrease is due to higher labor utilization during the third quarter of fiscal year 1997.

     Selling, general and administrative expenses were 13.0% of net service revenue in the third quarter of fiscal year 1997, compared to 13.4% in the third quarter of fiscal year 1996. The decrease is due the reduction in legal reserves and other expenses of approximately $200,000 as a result of resolving the Windolph suit and other legal matters.

     Other income include the revenues that are not attributable to contracts. For the third quarter of fiscal year 1997, the Company recognized non-compete income for the sale of its majority-owned subsidiary, Gammaflux, Inc. of $11,000 compared to $7,000 recognized in the third quarter of fiscal year 1996.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating income for the third quarter of fiscal year 1997 was $373,000, an increase of $128,000 compared to the third quarter of fiscal year 1996. The increase is the result of the lower selling, general and administrative expenses as mentioned above.

     Interest expense during the third quarter of fiscal year 1997 decreased by $11,000 compared to costs for the comparable period of the previous fiscal year. The decrease is due to lower usage of the Company's line of credit during the third quarter of fiscal year 1997.

     Income tax expense during the third quarter of fiscal year 1997 increased by $136,000 compared to costs for the comparable period of the previous fiscal year. The increase in income tax expense reflects an effective tax rate to 40% for the third quarter of fiscal year 1997 as compared to 5% for the comparable period in fiscal year 1996. The lower rate in 1996 is due to the reversal of the Company's valuation allowance on deferred tax assets.

     Versar had a net income of $216,000 in the third quarter of fiscal year 1997 compared to net income of $213,000 in the third quarter of fiscal year 1996. The increase is primarily due to lower selling, general and administrative expenses, which were offset by higher income tax expenses as mentioned above.

Nine Month Comparison of Fiscal Years 1997 and 1996
---------------------------------------------------

     Versar's gross revenue for the nine months ended March 31, 1997 totaled $32,934,000 a decrease of $752,000 (2%) compared to the gross revenue of $33,686,000 for the nine months of the prior fiscal year. The decrease was primarily due to the winding down of the Presidio contract in the Company's Pacific region, which was offset by higher gross revenues in the Company's Rocky Mountain and Midwest regions in support of the Air Force Center for Environmental Excellence contract.

     Purchased services and materials for the first nine months of fiscal year 1997 decreased $104,000 (1%) compared to costs for the comparable period of the previous year. The decrease is principally due to the changes in gross revenue as mentioned above.

     Net service revenue decreased by 3% compared to the first nine months of fiscal year 1996. The decrease is due to the lower gross revenues as mentioned above.

     The percentage of direct costs and services and overhead to net service revenue decreased slightly to 81.7% in the first nine months of 1997 compared to 82.1% in the first nine months of fiscal year 1996. The decrease is due to higher direct labor utilization in the first nine months of fiscal year 1997.

     Selling, general and administrative expenses approximated 14.6% of net service revenue in the first nine months of fiscal year 1997, compared to 14.3% in the first nine months of fiscal year 1996.

     Other income include the revenues that are not directly attributable to contracts. For the first nine months of fiscal year 1997, the Company recognized non-compete income from the sale of its majority-owned subsidiary, Gammaflux, Inc. of $32,000 compared to $21,000 recognized in the first nine months of fiscal year 1996.

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

     Operating income for the first nine months of fiscal year 1997 was $907,000 an increase of $156,000 over the first nine months of fiscal year 1996. The increase is primarily the result of the exclusion of Sarnia losses in the first half of fiscal year 1997.

     Interest expense during the first nine months of fiscal year 1997 decreased by $47,000 (49%) compared to costs for the comparable period of the previous fiscal year. The decrease is due to the lower usage of the Company's line of credit during the first nine months of fiscal year 1997.

     Income tax expense during the first nine months of fiscal year 1997 decreased by $52,000 compared to costs for the comparable period of the previous fiscal year. Income tax expense is affected by the reduction of the Company's valuation allowance against its deferred tax assets. (See Note D on page 7)

     Versar had net income of $873,000 for the first nine months of fiscal year 1997 compared to net income of $618,000 for the first nine months of fiscal year 1996. The increase is primarily the result of the reductions of the Company's valuation against its deferred tax assets and the exclusion of Sarnia losses.


Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 1997 approximated $8,884,000 or $1,255,000 (16%) higher than at June 30, 1996. In addition, the Company's current ratio at March 31, 1997 was 2.42 to 1, 13% higher than that reported at the end of fiscal year 1996.

     As of March 31, 1997, Versar maintained a line of credit for working capital purposes with Riggs National Bank ("Riggs"), which provided for advances up to $3,000,000. Borrowings on the line were at the prime rate of interest plus 1/2% (9% at March 31, 1997). A fee of 1/4% was charged on the unused portion of the line of credit. The line was guaranteed by the Company and each of the Company's subsidiaries individually and was collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral.

     Borrowing availability under the bank line of credit was restricted to the borrowing base of qualifying receivables less $1,500,000. Unused borrowing availability at March 31, 1996 was $3,000,000. Additionally, the loan has certain covenants related to the maintenance of financial ratios. The Company was in compliance with the financial covenants at March 31, 1997.

     Effective April 30, 1997, the Company has moved it's line of credit facility to NationsBank, N.A.. The new line of credit is restricted to the borrowing base of qualifying receivables less $1,500,000, with a maximum of $3,000,000 available. Borrowings on the line are at the lower of the 30 day libor plus 250 or the prime rate. A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Advances on the line are due November 30, 1998. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet the working capital needs for fiscal year 1997.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Approximately $150,000 will be required for capital expenditures during the remainder of fiscal year 1997 and will be funded from current working capital.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Subsequent Events
-----------------

     Effective April 30, 1997, Versar acquired 53% of the outstanding common stock and all outstanding preferred stock of SMC for aggregate consideration of $2,870,000 paid in cash. Versar intends to propose a merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock. This acquisition is the first step in Versar's expansion and diversification program and is anticipated to result in an increase in revenues.


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

     In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case proceeded to trial on the promissory estoppel claim only. A bench trial without jury was held on January 27, 1997. On April 3, 1997, the Court entered judgment for Versar on the promissory estoppel claim rejecting Windolph arguments on the basis of Delaware and Colorado law. Alternatively, the Court held that even if its judgment is overturned on appeal, the maximum liability to Windolph would be $11,000. Based upon the Court's decision and consultation with outside counsel, management believes an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

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

     Versar responded by denying the allegations and filed a counterclaim alleging various material breaches of the Asset Acquisition Agreement by Kemron and seeking a declaratory judgment that Kemron's breaches have terminated Versar's obligations under the Agreement. Discovery between the parties is ongoing. A trial date is scheduled for July 7, 1997.

     Based upon an evaluation of the Company's defense and potential exposure and discussions with outside counsel, management believes that an adverse outcome of this lawsuit will not have a material impact on Versar's consolidated financial condition and results of operations.

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






                                                 VERSAR, INC.
                                          -------------------------
                                                 (Registrant)






                                       By:  /s/ Benjamin M. Rawls
                                          ------------------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive
                                           Officer



                                       By:  /s/ Lawrence W. Sinnott
                                          ------------------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief Financial
                                           Officer, Treasurer, and Principal
                                           Accounting Officer











Date:  May 7, 1997

                                Exhibit 11

                               VERSAR, INC.
             Statement Re:  Computation of Per Share Earnings
             (Unaudited - in thousands, except per share data)

                       For the Three-Month             For the Nine-Month
                     Periods Ended March 31,         Periods Ended March 31,
                     -----------------------         -----------------------
                                   1997        1996        1997        1996
                                ---------   ---------   ---------   ---------
NET INCOME . . . . . . . . .    $     216   $     213   $     873   $     618
                                =========   =========   =========   =========

Weighted average common shares
   outstanding . . . . . . .    5,019,585   4,927,784   5,009,960   4,879,230
                                =========   =========   =========   =========


NET INCOME PER SHARE -
   PRIMARY . . . . . . . . .    $     .04   $     .04   $     .17   $     .12
                                =========   =========   =========   =========

Common shares from above . .    5,019,585   4,927,784   5,009,960   4,879,230
Assumed exercise of options
  (treasury stock method). .      188,961     130,559      90,957     281,216
                                ---------   ---------   ---------   ---------
                                5,208,546   5,058,343   5,100,917   5,160,446
                                =========   ==========  =========   =========

NET INCOME PER SHARE - FULLY
   DILUTED . . . . . . . . .    $     .04   $     .04   $     .17   $     .12
                                =========   =========   =========   =========

Common shares from above . .    5,019,585   4,927,784   5,009,960   4,879,230
Assumed exercise of options
  (treasury stock method). .      220,485     130,559     220,485     281,216
                                ---------   ---------   ---------   ---------
                                5,240,070   5,058,343   5,230,445   5,160,446
                                =========   =========   =========   =========