Form 10-K
period 1997-06-30
VERSAR INC
filed 1997-09-29
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission File
      June 30, 1997                                                 No. 1-9309

                                 ---------------

                                   Versar INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         54-0852979
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. employer
      incorporation or organization)                         identification no.)

6850 Versar Center, Springfield, Virginia                           22151
-----------------------------------------                    -------------------
 (Address of principal executive offices)                         (Zip code)

                                 (703) 750-3000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
             ------------------------------------------------------
                                (Title of Class)

                             American Stock Exchange
             ------------------------------------------------------
                   (Name of each exchange on which registered)

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 2, 1997 was approximately $10,209,341.

     The number of shares of Common Stock outstanding as of September 2, 1997 was 5,171,459.

     The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 19 through 23 hereof.
                                 ---------------

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1997 Annual Meeting of Stockholders scheduled to be held on November 12, 1997 are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business

Forward Looking Statements

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     The statements in this report, including statements under the headings of Business, Legal Proceedings, and Management's Discussion and Analysis and the attached financial statements, reflect the business lines and two month's financial results of Science Management Corporation ("SMC"). On May 2, 1997, Versar, Inc. ("Versar" or the "Company") purchased a majority of the common shares and all of the outstanding preferred shares of SMC as more fully described below. As a result, the SMC revenue for the last two months of Versar's fiscal year is included in Versar's financial statements as a majority owned subsidiary. In addition, because SMC has negative retained earnings, the entire net income of SMC for May and June of 1997 is also included in Versar's results. This inclusion will continue until the negative retained earnings are eliminated and then, until the closing of the merger described below, Versar will account for SMC's earnings on an equity basis of its 53.5% ownership interest in SMC's common stock. On July 27, 1997, SMC and Versar entered into an Agreement and Plan of Merger which is subject to SMC stockholder approval. Versar believes that the merger and, thus, the acquisition of the remaining SMC outstanding common stock, will occur during the second quarter of fiscal year 1998.

     Versar is a diversified international professional services firm, helping clients in the private and public sectors enhance their performance while reducing costs and achieving environmental excellence. Versar combines science, technology, and people with specialized skills to design and implement programs. In addition, we design systems, facilities, and equipment to improve operating performance, conserve resources, reduce emissions and waste generation, which ultimately increase productivity and profitability, protects worker health and safety and our environment.

     On May 2, 1997, pursuant to a Stock Purchase Agreement dated April 30, 1997, Versar purchased from Imperial Capital Worldwide Partners, L.P., a Delaware limited partnership ("Imperial") 1,070,000 shares common stock of SMC (representing 53.5% of the issued and outstanding common stock of SMC), 100% of the issued and outstanding preferred stock of SMC and certain options to purchase 350,000 additional shares of SMC common stock for a purchase price of $2,790,000 paid in cash. As additional consideration for such stock purchases, the Company paid certain legal fees incurred by Imperial and its affiliates in connection with the stock purchase and other matters related to SMC in an aggregate amount of $80,000. The purchase price paid by the Company was determined by the Company's bid exceeding another competitive bid.

     Versar's four major business areas are: (1) environmental services; (2) management services; (3) facilities and information management services; and (4) engineering, design, and construction services to the process industries. As is indicated below, certain of these business areas have developed as a result of the integration of

SMC into the Versar corporate group and represent a combination of traditional services of SMC with Versar's traditional services offerings.

     Environmental Services include the full range of scientific, engineering, and construction services to address the prevention, detection, management, control, and cleanup of toxic substances and hazardous waste in the environment and constituted the primary business line of Versar prior to the acquisition of SMC. Versar emphasizes innovation in process and technology application to achieve better results more quickly and at less cost in today's highly competitive market. Versar's Environmental Services Group works in partnership with government and industry by becoming an involved member of our clients' organization. We focus on a client-centered approach that builds relationships, sets priorities, ensures proper allocation and control of resources, supports and encourages synergistic activities among the various elements of the organization, and monitors results. Our goal is to help our clients build environmental performance into each aspect of their organizational activities to enhance both their environmental performance and improve their bottom line. Versar achieves this goal by helping clients become more active in preventing pollution, better manage the spectrum of environmental compliance, and apply innovative and cost-effective approaches to remediation or corrective action of past problems in our environment.

     Today's environmental challenges require an integrated multidisciplinary team actively assisting clients in making informed decisions and implementing them at the least cost. These challenges are driven by:

     o A Complex and changing environmental regulations and the need for a more strategic approach to meet national and international environmental requirements in a way that allows industry to be profitable and competitive in a global market.

     o A Increased emphasis on compliance management and recognition that pollution prevention and waste minimization are necessary parts of the long-term sollution to local and national environmental challenges.

     o A Competition for limited resources and a need for new and better technology to achieve pollution prevention and remediation goals more cost effectively.

Versar helps its clients meet these challenges as a full-service firm that emphasizes:

Strategic Planning and Pollution Prevention. These are Versar's trademark environmental services, capitalizing on its combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology, which emphasize pollution prevention. This service is also fully integrated with and is part of Versar's Management Services. Versar also provides nationally recognized services in the area of natural resources management and ecological studies.

Total Compliance Management (TCM). TCM is a strategic approach and process of continuous improvement that permits senior management to view environmental compliance expenditures as a business investment thus creating an "Environmental Balance Sheet." Versar consults at the highest levels of industry and government where policy decisions are made. Versar supports its clients in implementing new programs and approaches as well as managing current programs on-site and outsourcing through its Facilities and Information Services. Versar has also positioned itself to be a leader in marketing services related to the environmental standards by the International Organization for Standards, ISO 14000. A further enhancement to the ISO 9000 quality standards promulgated and widely adopted several years ago, ISO 14000 will establish voluntary environmental compliance standards for the international business community.

Corrective/Remedial Action. Versar provides the full range of services in remedial/corrective action from site investigation, remedial design, construction, and operation and maintenance (O&M) of remedial systems. More and more clients are asking how their project can be accomplished more efficiently. Versar emphasizes innovative solutions to such problems as groundwater remediation. For example, Versar successfully demonstrated the effectiveness of a passive reactive wall consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. Versar also brings to its clients a new alternative to conventional remedial technologies, known as Bio-Injection. This method of remediation allows the concurrent treatment of soils and groundwater with a mixture of bacteria and nutrients. This process typically requires a one-time treatment, with positive results achieved within months instead of years at less cost than conventional treatment methods.

     Versar is applying these and other technologies as it focuses more and more on emerging opportunities in the redevelopment of industrial properties under EPA and States' Brownfields programs. Versar has established alliances with real estate and investment firms to help clients bring new life to abandoned, contaminated sites in prime real estate areas.

     Versar's  Environmental  Services  address  management,   compliance,   and
remedial/corrective needs of clients in a wide range of technical areas including:

     o    Environmental Policy
     o    Air Quality
     o    Water/Groundwater Quality
     o    Waste Management
     o    Risk Assessment
     o    Ecological Studies
     o    Technology Evaluations
     o    Natural Resources Management
     o    Industrial Hygiene
     o    Asbestos and Lead Paint
     o    Tank Management

     Personal Protection Equipment (PPE)/ChemDemil. A specialty area for the Company is our Chemical Surety Laboratory and our related expertise in personal protection equipment. Versar's support to the U.S. Army's Chemical Weapons Demilitarization program is an important business area for Versar. Versar's subsidiary, GEOMET Technologies, Inc., is involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET's program, now in its third year, includes outfitting and operating the mobile laboratory, which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management. GEOMET is also in the business of developing and testing PPE. Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and an individual cooling system for the worker. GEOMET is also a commercial supplier to remedial action contractors and others of PPE specially qualified for chemical protection. Driven in part by the Sarin attack on the Tokyo subway in 1995, Versar has significantly expanded offering its services to local, State, and foreign governments in support of counter-terrorism. Management believes the opportunities for commercial application will continue to grow. GEOMET also has an energy services practice, which involves energy auditing and energy conservation services to a variety of clients. This service is fully integrated with and part of utility support services.

     Management Services include strategic planning and the development and implementation of comprehensive programs to help clients optimize resource utilization to enhance operating performance, improve the quality of products and services, achieve sustainable environmental compliance as well as maintain a competitive advantage and return on investment goals. Versar's Management Services Group assists its clients in identifying areas requiring improvement, provides specific recommendations, develops programs, and actively participates in their implementation. Using a "Total Enterprise" approach to productivity, the Management Services Group helps clients improve profitability by more effectively employing all their resources (personnel, materials, equipment, facilities, organization, science, and technology) in day-to-day operations and adapting to ever changing business conditions. A key focus is helping clients integrate environmental, health, and safety performance into facility operation in a way that reduces operating and overhead costs, emissions and waste generation, and the need for expensive "end-of-pipe" control technology. Key service areas of the Management Services include:

     o    Profit Improvement and Sustainability
     o    Team Building and Improved Management Effectiveness
     o    Organizational Optimization
     o    Quality Improvement/Management
     o    Resources Management and Conservation
     o    Technology Management
     o    Risk Management
     o    Strategic Environmental Management
     o    Business Process Reengineering
     o    Logistics Support
     o    Documentation Reduction
     o    Facility O&M Performance Benchmarking and Improvement

     Versar has provided management consulting and program support services to both government and industry. Versar has significantly expanded this service offering with the acquisition of SMC, one of whose core businesses is providing senior level strategic planning and management consulting services. The Management Services Group which employs a variety of proprietary analytical techniques including the Work-Factor(R) System, a widely recognized, predetermined elemental time system developed by SMC and used to measure the human work component of highly-repetitive manufacturing processes. SMC has also developed other systems and techniques designed to improve the productivity of administrative, support, and professional personnel in a wide range of functions.

     Facilities and Information Management Services include a full range of utility infrastructure (energy, water, wastewater) support services, environmental compliance management functions, information management, and business recovery services. Versar provides consulting services and on-site support with dedicated personnel, and takes responsibility for and provides specific services on an outsourcing basis.

     Versar provides utility infrastructure support services in three areas:

     o A Consulting and management support in evaluating, procuring, and implementing alternative options for the optimization of utility operations and maintenance services. A key focus is improving compliance and the quality of utility services, while reducing the costs of these services through better use of available technology, training, and development of operating personnel and innovative approaches to project financing.

     o A Contract operations or outsourcing where Versar takes over the operations and maintenance of our clients' utility infrastructure.

     o A Privatization initiatives where Versar designs, builds, operates, and maintains a client's utility infrastructure needs.

Versar also offers services to take over existing utility assets on a purchase or lease basis. Versar will deliver the required services on a contract basis and will assume responsibility for permitting and ensuring regulatory compliance for all systems it manages whether performed on a outsourcing basis or under a privatization initiative.

     Versar provides environmental compliance management services both on-site and on an outsourcing basis to meet our clients' needs as they continue to restructure, reduce their overhead costs, and improve productivity. Industry and government are using new technology to improve environmental performance and bolster profits. In doing so, companies are turning to solutions that address pollution prevention as an integral part of plant operations and control. Versar brings its clients knowledge and experience in the application of such technology. An integral part of Versar's services is the application of environmental health and safety management information systems in helping clients make more informed decisions. Having long recognized the limitations of regulatory driven environmental, health, and safety programs, Versar has focused on the economic benefits of an alternative approach to environmental management. This approach places the customer's business objectives at the center of the decision-making process, and then addresses the environmental, health and safety issues in such a way that they complement those objectives while complying with the regulations. Beyond regulatory compliance, this approach challenges Versar's expertise to develop and implement alternatives that enhance the client's productivity and reduce the unit costs of operations. Versar will tailor a program to suite a client's needs as part of its management services and then implement it through on-site support or on an outsourcing basis, as required.

     Versar's Business Information Systems ("BIS") services, operated through SMC, include systems support in Facilities Management, Business Recovery, and Professional Support Services. Versar offers clients the full range of services in managing, staffing, and operating data processing centers, operations, or specific functions in accordance with client specifications. Services performed and functions managed include data entry, tape handling, library management, maintenance, and systems development. Under multi-year subcontracts from IBM, Versar's BIS group currently manages data centers in Connecticut and Tennessee, performing a variety of activities for clients in several industries. With low overhead and highly skilled management, Versar's BIS group offers outsourcing services at significantly lower costs than larger competitors. The facilities management operations of BIS have built an excellent service record, consistently achieving performance reliability targets well in excess of contract requirements.

     In the business recovery area, Versar's BIS group offers a complete menu of services covering all aspects of business continuation and recovery services. Through its highly qualified staff and consultants, the BIS professionally and cost effectively evaluates a client's business continuation and recovery needs, creates specific disaster recovery plans and programs, and audits, updates or tests existing client plans for data backup and disaster response. Unlike many of its competitors, however, BIS can also perform as a full solution provider, offering clients online backup facilities and access to state of the art alternate EDP operating sites in its capacity as a business partner to IBM and other well known vendors. In this role, the BIS professionals assist clients in identifying and specifying their needs, arrange for backup or "hot sites" with their business partners, and support implementation, testing, and periodic update of the total business continuation or disaster recovery program.

     The professional services support group included in the BIS group supports all of its services and also offers clients support in a variety of systems needs, including network and internet anti-virus protection programs and products.

     Engineering, Design, and Construction Services operate through SMC McEver, Inc. ("SMC McEver"), a wholly owned subsidiary of SMC and a Houston-based engineering and construction company. SMC McEver provides design, engineering, and construction services to the process industries. Typical clients include refinery and petrochemical plants, materials handling projects, specialty chemical plants, bulk storage terminals, pipelines, and other manufacturing facilities. SMC McEver also provides consulting services for a variety of projects with unique engineering and construction demands. Environmental, health, and safety support services, including site assessment, permitting, and cleanup required of past contamination problems, are provided through the Environmental Services.

     With specialized expertise in the engineering and construction of refinery and petrochemical plants, SMC McEver focuses its resources and experience on providing services that encompass all relevant disciplines from concept through completion and startup. This includes:

     o    Site Assessment
     o    Detailed design and documentation
     o    Engineering specifications
     o    Equipment and materials procurement
     o    Cost analysis
     o    The preparation of bid packages
     o    Environmental impact statements
     o    Permitting and site preparation
     o    Construction and construction management

     SMC McEver's team of certified professionals are experts in all the necessary disciplines. Assisted by a force of highly-skilled engineers, they prepare and supervise every phase of each project. Although providing a comprehensive set of services from a single source, SMC McEver offers clients the choice of using any individual service, or combination of services it provides, including services available from other Versar operating units. SMC McEver was recently awarded a $15M contract for the design and construction of a specialty chemical plant.

Markets

     Versar's markets are evolving in response to our clients' changing needs, and market opportunities are being driven by the availability of technology aimed at productivity improvement. Versar has significantly diversified its business over the last year, primarily through the acquisition of SMC, with a much greater emphasis on (1) environmental services with particular emphasis on redevelopment of industry properties and conversion of military bases for alternative uses, (2) facilities and information management support services to respond to our clients' increasing need to make more informed decisions and to outsource non-core functions, (3) services to design, build, finance, and operate utility infrastructure and facilities for the process industries, and
(4) management services to help industry and government restructure and improve their operating performance.

     Versar is on the cutting edge of a number of growth markets. These include:

     o    A  Industry's   continued  focus  on  productivity   improvement,   in
          particular opportunities internationally and with Versar's (SMC) multinational clients.

     o A Deregulation of the energy industry presents opportunities for Versar (GEOMET) as a certified energy service provider contractor.

     o A Continued growth in consumption of fossil fuel and demand for improved process technologies that prevent pollution will increase worldwide opportunities for Versar (SMC McEver) in process facility design and construction.

     o A Government /commercial interest in expanding capability to respond to potential terrorism worldwide will provide continued growth opportunities for Versar (GEOMET) services in personnel protection equipment.

     o Brownsfield legislation and tax incentives will provide opportunities for growth of Versar's environmental cleanup services.

     o A Continued demand to reduce environmental management cost will provide opportunities for Versar to grow its business in pollution prevention, risk management, and resources management.

     Versar's current client base, including clients of SMC, is well balanced with 41 percent industrial/commercial and 59 percent government. Approximately 50 percent of Versar's industrial/commercial clients are in the petrochemical, specialty chemical, and manufacturing industry. A major part of Versar's support services to this client base includes the design and construction of process facilities through SMC McEver, management services to multinationals and fortune 100 companies, and environmental management services. Versar also provides a wide range of services to the financial/real estate/insurance business sector, transportation and communications sector, services industries and others.

     The U.S. Department of Defense (DOD) is Versar's largest government client, making up 33 percent of our business base. DOD is going through many of the same issues as are faced in private industry with restructuring and cost reduction in response to increasing budget limitations. DOD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. Versar is a major support contractor to DOD, offering the same range of services as in the private sector. The U.S. Environmental Protection Agency (EPA) makes up 7 percent of Versar's business and is growing in new areas such as water quality, risk assessment, and natural resources management. Versar thus maintains cutting edge knowledge of regulatory trends and their impacts. Other Federal clients make up 6 percent of our business and include the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments make up 13 percent of Versar's business.

Competition

     Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, our competitors are larger and have more financial resources. Versar has historically competed primarily on its scientific, technological, and engineering expertise as well as costs. As Versar's business mix shifts more toward providing turnkey infrastructure support services, Versar will compete with more facility O&M and engineering/construction contractors on projects that lend themselves more to innovation in approach, technology application, and project financing -- areas where Versar's senior management are skilled in packaging responses to new and different opportunities. In essence, the market is changing rapidly, and Versar is taking advantage of these changes to position itself for substantial growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

Backlog

     As of June 30, 1997, total backlog for Versar, including unfunded tasks and orders, was approximately $340 million, as compared to approximately $325 million as of June 30, 1996. Funded backlog for Versar was approximately $41 million, an increase of 28 percent compared to approximately $32 million as of June 30, 1996. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized and for which Versar and the client are contractually obligated to perform. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

Employees

     At June 30, 1997, Versar had approximately 554 full-time employees, of which approximately 369 were engineers, scientists, and other professionals. Sixty percent of the Company's professional employees have a bachelors degree, 24% have a masters degree, and 3% have doctorate degrees.

Item 2.  Properties

     The Company's executive office is located in a building in Springfield, Virginia, a suburb of Washington, D.C. In June 1995, Versar leased 73,371 square feet from Sarnia Corporation. In June 1996, Versar reduced this leased space to 68,239 square feet. The rent is subject to a 4% escalation per year. Both lease streams are subject to adjustment on June 1, 1999 and 2004. In these years, the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

     As of September 1, 1997, the Company had under lease an aggregate of approximately 227,000 square feet of office and laboratory space in the following locations: Springfield, VA; Tempe, AZ; Alameda and Fair Oaks, CA; Northglenn, CO; Miami, FL; Lombard, IL; North Andover and Burlington, MA;
Hopkins, MN; Columbia, Gaithersburg and Germantown, MD; Bridgewater, NJ; Cincinnati, OH; Bristol and King of Prussia, PA; San Antonio and Houston, TX; American Fork, UT; France and England. These leases are generally for terms of five years or less.

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

     In September 1995, Windolph sought review of this case by the Colorado Supreme Court which was denied on February 20, 1996. The case proceeded to trial on the promissory estoppel claim only. A bench trial without jury was held on January 27, 1997. On April 3, 1997, the Court entered judgment for Versar on the promissory estoppel claim rejecting Windolph arguments on the basis of Delaware and Colorado law. Alternatively, the Court held that even if its judgment is overturned on appeal, the maximum liability to Windolph would be $11,000. On May 23, 1997, the parties entered into a Stipulation of Dismissal pursuant to which Versar agreed to withdraw its demand for court costs and Windolph agreed to waive his right to appeal the trial court's decision, thereby fully terminating this litigation without any payment to Windolph.

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

     Versar responded by denying the allegations and filed a counterclaim alleging various material breaches of the Asset Acquisition Agreement by Kemron and seeking a declaratory judgment that Kemron's breaches have terminated Versar's obligations under the Agreement. On June 16, 1997, the parties entered into a settlement agreement extending and amending the right of Kemron to the referral of analytical services from Versar.

     In June 1996, Flintlock Ltd, a client of SMC McEver, (a subsidiary of SMC which is a majority owned subsidiary of Versar), filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have also engaged in discussions regarding possible mediation. SMC McEver has retained counsel and is defending this matter vigorously. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or its results of operations.

     Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1997.

EXECUTIVE OFFICERS

     The current executive officers of Versar, and their ages as of September 2, 1997, their current offices or positions and their business experience for the past five years are set forth below.

NAME                        AGE            POSITION WITH THE COMPANY
----                        ---            -------------------------

Benjamin M. Rawls            56            Chairman, Chief Executive
                                           Officer and President

Thomas S. Rooney             63            Executive Vice President and
                                           Chief Operating Officer

Robert L. Durfee             61            Executive Vice President,
                                           President, GEOMET Technologies, Inc.

Lawrence A. White            54            Executive Vice President,
                                           Corporate Development

Lawrence W. Sinnott          35            Vice President,
                                           Chief Financial Officer and Treasurer

James C. Dobbs               52            Vice President, General Counsel and
                                           Secretary

Gayaneh Contos               61            Senior Vice President

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

     The Company's common stock is traded on the American Stock Exchange (the "AMEX"), under the symbol VSR. At June 30, 1997, the Company had 746 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 1997 and 1996 are presented below.

    Fiscal Year                                      High          Low
    -----------                                      ----          ---
1997   4th Quarter...........................       $4.000       $3.188
       3rd Quarter...........................        4.188        3.000
       2nd Quarter...........................        3.250        2.563
       1st Quarter...........................        3.938        2.563


    Fiscal Year                                      High          Low
    -----------                                      ----          ---
1996   4th Quarter...........................       $4.688       $2.625
       3rd Quarter...........................        3.563        2.750
       2nd Quarter...........................        4.063        3.125
       1st Quarter...........................        4.813        3.000

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

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                               For the Years Ended June 30,
                                                     -----------------------------------------------
                                                       1997      1996      1995      1994      1993
                                                       ----      ----      ----      ----      ----
                                                          (In thousands, except per share data)
Consolidated Statement of Operations related data:

Gross Revenue...................................     $48,517   $44,283   $39,090   $42,764   $43,012
Net Service Revenue.............................      33,570    31,919    29,347    31,032    32,980
Operating Income (Loss).........................       1,503       872       560    (1,269)      853
Income (Loss) from Continuing
  Operations....................................       1,256       992       458    (2,658)     (590)
Net Income (Loss)...............................       1,256       992       458    (4,367)   (1,093)
Income (Loss) per Share from Continuing
  Operations....................................     $   .24   $   .19   $   .09   $  (.59)  $  (.14)
Net Income (Loss) per Share.....................     $   .24   $   .19   $   .09   $  (.97)  $  (.27)
Weighted Average Shares Outstanding.............       5,286     5,248     4,834     4,481     4,093

Consolidated Balance Sheet related data:

Working Capital.................................     $ 9,141   $ 7,629   $ 5,425   $ 5,261   $ 7,627
Current Ratio...................................        1.83      2.14      1.64      1.68      1.98
Total Assets....................................      25,448    16,979    28,195    27,782    31,922

Current Portion of Long-Term Debt...............         819       323       335     1,201     1,198
Long-Term Debt .................................       1,437         2         4        17    13,494
Mortgage Debt of Sarnia.........................          --        --    12,062    12,403        --
                                                     -------   -------   -------   -------   -------
Total Debt, excluding bank line of credit.......       2,256       325    12,401    13,621    14,692

Stockholders' Equity............................     $ 9,523   $ 7,776   $ 6,290   $ 5,261   $ 8,690

     Certain amounts in years prior to fiscal year 1994 have been reclassified to reflect Versar Laboratories, Inc. and Gammaflux, Inc. as discontinued operations for comparative purposes. In addition, Versar has included the results of operations and financial position of Sarnia through January 1, 1996. Sarnia was spun-off to stockholders in fiscal year 1994, but continued to be reflected in Versar's financial statements due to the guarantee of all of Sarnia's debt by Versar. After the completion of Sarnia's refinancing of its debt, Versar's guarantee was reduced from $12.4 million to $1.5 million and the divestiture was considered complete for accounting purposes. Fiscal year 1997's data includes the financial position of Science Management Corporation (SMC) in which a majority interest was acquired by Versar on May 2, 1997. As a result, the SMC revenue and income for the two months ended June 30, 1997 are included in Versar's income statement. See Notes B, C and F of the Notes to Consolidated Financial Statements for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar's gross revenues for fiscal year 1997 totalled $48,517,000, or $4,234,000 (10%) above fiscal year 1996 gross revenue of $44,283,000. Gross revenue for fiscal year 1996 was $5,193,000 (13%) above that reported in 1995. The increase in Versar's revenue in the last fiscal year was primarily due to the acquisition of a majority interest in Science Management Corporation ("SMC") on May 2, 1997. Gross revenues of $3,854,000 of SMC are included in fiscal year 1997 from the date of acquisition of SMC. The increase in gross revenues in fiscal year 1996 was due to task orders being performed in the Company's Rocky Mountain and Midwest regions in support of the Air Force Center for Environmental Excellence contract. As reflected in the table on page 15, government revenue represented 59% of the total revenue in 1997, compared to 66% in 1996 and 64% in 1995. The reduction is attributable to the addition of SMC revenues, which are predominately commercial.

     Purchased services and materials for fiscal year 1997 totalled $14,947,000 or $2,583,000 (21%) higher than fiscal year 1996 purchased services. Purchased services for fiscal year 1996 were $2,621,000 (27%) higher than reported in fiscal year 1995. The increase in fiscal years 1996 and 1997 was primarily due to the increase in gross revenue as mentioned above.

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

     The percentage of these costs to net service revenue decreased to 80.5% in 1997 compared to 81.4% in 1996 and 81.0% in 1995. The decreases in fiscal years 1997 and 1996 are attributable to improved labor utilization and reduced fixed operating costs.

     Selling, general and administrative expenses approximated 15.1% of net service revenue in 1997, compared to 15.5% in 1996 and 17.0% in 1995. The decrease is primarily due to the higher volume of net service revenue, while selling, general and administrative expenses increased by only 3% in fiscal year 1997.

     Other income includes the costs and revenues that are not directly attributable to contracts. In 1997, the Company recognized the remainder of the non-compete income from the sale of its majority-owned subsidiary Gammaflux, Inc. of $42,000 compared to $28,000 in fiscal year 1996, and $47,000 in fiscal year 1995. In 1995, the remaining $214,000 of other income was due to the reversal of $174,000 of anticipated costs that were ultimately not incurred as a result of winning new contracts and the reduction of other operating reserves of $40,000.

     Losses on Sarnia Corporation ("Sarnia") in fiscal year 1996 of $142,000 were recorded in the first six months of fiscal year 1996 compared to losses of $270,000 in fiscal year 1995. See Note C in the consolidated financial statements. The Sarnia losses were recorded as a separate line item due to the spin-off of Versar's real estate entity to shareholders on June 30, 1994, which was completed as of January 25, 1996 for accounting purposes.

     Operating income for 1997 was $1,503,000, an increase of $631,000 over fiscal year 1996. The increase is primarily due to a combination of lower direct costs of services and selling, general and administrative expenses as a percentage of net service revenue as discussed above. Fiscal year 1996 operating income increased by $312,000 due to decreased selling, general and administrative expenses as a percentage of net service revenue.

     Interest expense in 1997 was $97,000, an increase of $1,000 from 1996. The increase is due to interest cost of $46,000 incurred during the fourth quarter associated with financing the acquisition of SMC. Interest expense in 1996 was $96,000, a decrease of $62,000 from 1995. The decrease is due to the reduced debt in fiscal year 1996.

     Versar's income tax expense for fiscal year 1997 was $150,000 compared to a tax benefit of $216,000 and $56,000 in fiscal years 1996 and 1995, respectively. The Company reduced the valuation against the deferred tax assets in each of the fiscal years due to the assessment of future earnings potential. Refer to Note H of the Notes to Financial Statements.

     In summary, Versar's net income was $1,256,000 in fiscal year 1997, compared to net income of $992,000 in fiscal year 1996 and net income of $458,000 in fiscal year 1995.

REVENUE

     Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:

                                        For the Years Ended June 30,
                           -----------------------------------------------------
                                 1997              1996               1995
                           ---------------    ---------------    ---------------
                                   (In thousands, except for percentages)
Government
  EPA                      $ 3,339      7%    $ 3,787      9%    $ 5,375     14%
  State & Local              6,339     13%      6,733     15%      4,607     12%
  Department of Defense     15,952     33%     16,479     37%     13,194     34%
  Other                      2,972      6%      2,035      5%      1,707      4%
Commercial                  19,915     41%     15,249     34%     14,207     36%
                           -------    ----    -------    ----    -------    ----
Gross Revenue              $48,517    100%    $44,283    100%    $39,090    100%
                           =======    ====    =======    ====    =======    ====

     Liquidity and Capital Resources

     The Company's operating activities provided $2,184,000 of cash in 1997 primarily from operations. Non-cash expenses included $722,000 for depreciation and amortization and stock issued to the ESSOP of $446,000.

     The Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. At June 30, 1997, the Company had $9,141,000 of working capital, compared to $7,629,000 in 1996. Working capital increased by 20% primarily due to the earnings in fiscal year 1997.

     The Company's accounts receivable balance increased by $5,149,000 due to the acquisition of SMC.

     In April 1997, the Company moved its line of credit facility to NationsBank, N.A. The new line of credit is restricted to the borrowing base of qualifying receivables less the $1,500,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,958,000 at June 30, 1997). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate (8.22% at June 30, 1997). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1997 was $2,688,000. Advances on the line are due on November 30, 1998. The Company was in compliance with the financial covenants at June 30, 1997. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet the working capital needs for fiscal year 1998.

     As previously reported, Versar has guaranteed a five year term loan of $1,500,000 for Sarnia. Versar has established a reserve of $1,500,000 against the loan. As the term loan is repaid, the reserve will be reduced and added to Versar's equity. In fiscal year 1998, principal payments of $300,000 are due and will be added back to Versar's equity as they are paid.

Acquisition of Science Management Corporation

     On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for aggregate consideration of $2,870,000 paid in cash. The acquisition was financed by a three year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1997) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. Principal payments on the term note of $520,833, $750,000, and $687,500 are due in fiscal years 1998, 1999 and 2000, respectively. On July 29, 1997, Versar and SMC entered into an Agreement and Plan of Merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock via a merger of SMC with a newly formed wholly owned subsidiary of Versar. The merger is expected to occur in the second quarter of fiscal year 1998. The transactions costs associated with the merger are projected to be approximately $400,000.

New Accounting Standards

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no material effect on the financial position or results of operations of the Company.

     SFAS 123, "Accounting for Stock-Based Compensation" was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made certain pro forma disclosures of net income and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

     The Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statements of Operations. The Company is required to adopt the provisions of the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the Company.

Impact of Inflation

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data begin on page F-2 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1997 fiscal year and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

     Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1997 fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1)  Financial Statements:

     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

     a)   Report of Independent Public Accountants

     b)   Consolidated Balance Sheets as of June 30, 1997 and 1996

     c) Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996, and 1995

     d) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996, and 1995

     e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995

     f)   Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

     a) Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1997, 1996, and 1995

     All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits:

     The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 19 through 23 of this report.

(B)  Reports on Form 8-K

     Form 8-K and Form 8-K/A which provided details on the acquisition of SMC and the pro forma combined financial statements of such transaction were filed on May 16 and July 15, 1997, respectively.

                                  Exhibit Index

                                                                    Page Number/
Item No.                        Description                          Reference
--------                        -----------                          ---------

  3.1   Restated Articles of Incorporation of Versar,  Inc. filed as an exhibit to the  Registrant's  Registration  Statement  on
        Form S-1 effective November 20, 1986 (File No. 33-9391).....    (A)

  3.2   Bylaws of Versar, Inc.......................................    (A)

  4     Specimen of Certificate of Common Stock of Versar, Inc,.....    (A)

 10.3   Agreement dated July 31, 1990 between the Registrant and the
        U.S.  Army Natick  RD&E  Center and as modified  through May
        23,1991.....................................................    (G)

 10.10  Incentive Stock Option Plan*................................    (B)

 10.11  Executive Tax and Investment Counseling Program.............    (A)

 10.12  Nonqualified Stock Option Plan*.............................    (B)

 10.13  Employee Incentive Plan, as amended*........................    (E)

 10.14  Incentive Stock Option Plan of Gammaflux, Inc., a subsidiary
        of the Registrant...........................................    (D)

 10.15  Letter agreement dated  June 28, 1991  among the Registrant,
        Geomet Technologies, Inc., and Charles I. Judkins, Jr.......    (G)

 10.17  Deferred Compensation Agreements dated as follows:

        July 1, 1987 between the Registrant and the following persons:
        Charles I. Judkins, Jr......................................    (C)

        July 1, 1988 between the Registrant and Gayaneh Contos......    (F)

 10.26  Executive  Medical  Plan  dated  August 21, 1991,  effective
        July 1, 1991................................................    (G)

 10.28  The Riggs National Bank of Washington,  D.C.'s consent dated
        June 4, 1991 to the sale of substantially  all of the assets of  Gammaflux,  Inc., a partially  owned  subsidiary  of the
        Registrant..................................................    (G)

 10.34  Asset Purchase  Agreement  dated June 5, 1991 related to the sale of substantially all of the assets of Gammaflux,  Inc.,
        a majority owned subsidiary of the Registrant...............    (G)

 10.35  Promissory Note dated June 5, 1991 between Gammaflux,  Inc., a  majority  owned  subsidiary  of the  Registrant  and  CHC
        Acquisition Partners, L.P...................................    (G)

 10.36  Noncompetition  Agreement  dated  June 5, 1991  between  the
        Registrant and CHC Acquisition Partners, L.P................    (G)

                                                                    Page Number/
Item No.                        Description                          Reference
--------                        -----------                          ---------

 10.38  Agreement   dated   September   24,  1990   between   Geomet
        Technologies  Inc., a subsidiary of the  Registrant  and the
        U.S.  Army Troop Support  Command as modified  through March
        25, 1992....................................................  (G),(H)

 10.39  Agreement   dated   September   30,  1988   between   Geomet
        Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command Natick Research, Development and Engineering Center as modified through April 26, 1993... (H),(I)

 10.40 Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option
        Plan and the Nonqualified Stock Option Plan.................    (G)

 10.41  Securities and Exchange  Commission response dated September
        23,  1991 to certain  question  regarding  the  Registrant's
        Option Exchange Offer.......................................    (G)

 10.44 Agreement dated March 30, 1990 between the Registrant, the Department of the Army, U.S. Army Toxic and Hazardous
        Materials Agency, as modified through March 29, 1993........  (H),(I)

 10.47  Bankruptcy  Court-approved  Settlement  Agreement and Mutual
        Release  between Versar  Architects and Engineers,  Inc. and
        the City of Sterling, Colorado..............................     (H)

 10.49  Agreement   dated  March  27,  1992  among   Versar,   Inc.,
        Fluxagamm, Inc., Maurice I. Stein and Gammaflux, L.P. accelerating payment of certain notes, non-competition, and
        stock repurchase agreements.................................     (H)

 10.52  Incentive  Stock Option Plan of Versar,  Inc. dated December
        1, 1992*....................................................     (I)

 10.58  Agreement  dated March 10, 1993 between the  Registrant  and
        the Environmental Protection Agency.........................     (I)

 10.64  Asset  Purchase   Agreement  dated  July  29,  1994  between
        Registrant  and  Kemron  Environmental   Services,  Inc.  of
        certain assets of the  registrants  wholly-owned  subsidiary
        Versar Laboratories, Inc....................................     (K)

 10.65  Information  Statement for the  Distribution to Shareholders
        of Versar,  Inc., the Outstanding Shares of its Wholly-owned
        Subsidiary, Sarnia Corporation, dated June 30, 1994.........     (J)

 10.66  Agreement  dated January 13, 1994 between the Registrant and
        the Department of the Air Force.............................     (K)

                                                                    Page Number/
Item No.                        Description                          Reference
--------                        -----------                          ---------

 10.67  Agreement  dated January 18, 1994 between the Registrant and
        OHM Services Remediation Corporation........................    (K)

 10.70  Agreement dated July 18, 1995 between the Registrant and the
        U.S. Air Force Human Systems Center.........................    (M)

 10.71  Agreement  dated March 29, 1995 between the  Registrant  and
        the U.S. Army Norfolk Corps of Engineers....................    (M)

 10.72  Agreement  dated March 16, 1995 between the  Registrant  and
        the U.S. Army Baltimore Corps of Engineers..................    (M)

 10.73  Agreement  dated April 25, 1995 between the  Registrant  and
        the U.S. Army Philadelphia Corps of Engineers...............    (M)

 10.74  Agreement  dated August 10, 1995 between the  Registrant and
        the Environmental Protection Agency.........................    (M)

 10.75  Agreement    dated   January   31,   1995   between   Geomet
        Technologies,  Inc., a subsidiary of the  Registrant and the
        U.S. Army Soldier Systems Command...........................    (M)

 10.76  Agreement  dated July 13, 1995 between Geomet  Technologies,
        Inc., a subsidiary of the  Registrant  and the U.S.  General
        Services Administration.....................................    (M)

 10.77 The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995 modifying certain provisions of the
        Revolving Loan and Security Agreement, dated April 9, 1994..    (M)

 10.78  Loan and Security  Agreement  between the Registrant and the
        Riggs  National  Bank of  Washington,  D.C dated January 25,
        1996........................................................    (N)

 10.79  Employment  Agreement  dated  September  1, 1996 between the
        Registrant and Benjamin M. Rawls*...........................    (N)

 10.80  Employment  Agreement  dated  September  1, 1996 between the
        Registrant and Thomas S. Rooney*............................    (N)

 10.81  Change of Control  Severance  Agreement  dated  September 1,
        1996 between the Registrant and Lawrence W. Sinnott*........    (N)

 10.82  Change of Control  Severance  Agreement  dated  September 1,
        1996 between the Registrant and James C. Dobbs*.............    (N)

 10.83  Agreement and Plan of Merger dated July 29, 1997 between the
        Registrant and Science Management Corporation...............    (O)

 10.84  Acquisition  Promissory Note, dated April 30, 1997,  between
        the Registrant and NationsBank, N.A.........................     26

                                                                    Page Number/
Item No.                        Description                          Reference
--------                        -----------                          ---------

 10.85  Revolving Promissory Note, dated March 27, 1997, between the
        Registrant and NationsBank, N.A.............................     37

 10.86  Financing  and  Security  Agreement,  dated March 27,  1997,
        between the Registrant and NationsBank, N.A.................     48

 10.87  Amendment to Financing and Security  Agreement,  dated April
        30, 1997, between the Registrant and NationsBank, N.A.......     93

 11     Statement Re: Computation of Per Share Earnings.............    100

 22     Subsidiaries of the Registrant..............................    101

 23     Consent of Arthur Andersen LLP..............................    102

 27     Financial Data Schedules....................................

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

(N) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1996 ("FY 1996 Form 10-K") filed with the Commission on September 24, 1996.

(O) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form S-4 registration number 333-33167.

Exhibit item numbers are as outlined by item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VERSAR, INC.
                                        ----------------------------
                                        (Registrant)


Date:  September 29, 1997               /s/ Benjamin M. Rawls
                                        ----------------------------
                                        Benjamin M. Rawls
                                        Chairman, Chief Executive Officer,
                                        President, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                               TITLE                       DATE
----------                               -----                       ----

/S/ Benjamin M. Rawls          Chairman, Chief Executive      September 29, 1997
---------------------------    Officer, President, and
Benjamin M. Rawls              Director


/s/ James A. Skidmore, Jr.     Vice Chairman and Director     September 29, 1997
---------------------------
James A. Skidmore, Jr.


/s/ Robert L. Durfee           Executive Vice President       September 29, 1997
---------------------------    and Director
Robert L. Durfee


/s/ Lawrence W. Sinnott        Vice President, Chief          September 29, 1997
---------------------------    Financial Officer, Treasurer,
Lawrence W. Sinnott            and Principal Accounting Officer


/s/ Michael Markels, Jr.       Chairman Emeritus and          September 29, 1997
---------------------------    Director
Michael Markels, Jr.


/s/ Thomas J. Shields          Director                       September 29, 1997
---------------------------
Thomas J. Shields


/s/ John E. Gray               Director                       September 29, 1997
---------------------------
John E. Gray


/s/ Charles I. Judkins, Jr.    Director                       September 29, 1997
---------------------------
Charles I. Judkins, Jr.


/s/ M. Lee Rice                Director                       September 29, 1997
---------------------------
M. Lee Rice

                    Report of Independent Public Accountants



To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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


                                        /s/ Arthur Andersen LLP
                                        ----------------------------
                                        Arthur Andersen LLP



Washington, D.C.
September 29, 1997

                          VERSAR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                  June 30,
                                                             -------------------
                                                               1997       1996
                                                               ----       ----
ASSETS
   Current assets
      Cash...............................................    $   437    $    83
      Accounts receivable, net...........................     17,525     12,376
      Prepaid expenses and other current assets..........      1,489      1,365
      Deferred income taxes..............................        652        473
                                                             -------    -------
        Total current assets.............................     20,103     14,297

   Property and equipment, net...........................      2,275      2,038
   Deferred income taxes.................................        257        300
   Goodwill..............................................      2,501         94
   Other assets..........................................        312        250
                                                             -------    -------
        Total assets.....................................    $25,448    $16,979
                                                             =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable...................................    $ 4,959    $ 2,098
      Bank line of credit................................        274        492
      Current portion of long-term debt..................        819        323
      Accrued salaries and vacation......................      1,627      1,619
      Other liabilities..................................      3,283      2,136
                                                             -------    -------
        Total current liabilities........................     10,962      6,668

   Long-term debt........................................      1,437          2
   Other long-term liabilities...........................      2,026      1,033
   Reserve on guarantee of real estate debt..............      1,500      1,500
                                                             -------    -------
        Total liabilities................................     15,925      9,203
                                                             -------    -------
   Commitments and contingencies (Note J)

   Stockholders' equity
      Common stock, $.01 par value; 30,000,000 shares
       authorized; 5,151,792 shares and 4,994,693 shares
       issued and outstanding at June 30, 1997 and 1996,
       respectively......................................         52         50
      Capital in excess of par value.....................     13,788     13,299
      Accumulated deficit................................     (4,317)    (5,573)
                                                             -------    -------
        Total stockholders' equity.......................      9,523      7,776
                                                             -------    -------
        Total liabilities and stockholders' equity.......    $25,448    $16,979
                                                             =======    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                        Years Ended June 30,
                                                    ----------------------------
                                                      1997      1996      1995
                                                      ----      ----      ----
GROSS REVENUE....................................   $48,517   $44,283   $39,090
   Purchased services and materials, at cost.....    14,947    12,364     9,743
                                                    -------   -------   -------
NET SERVICE REVENUE..............................    33,570    31,919    29,347

   Direct costs of services and overhead.........    27,024    25,973    23,785
   Selling, general, and administrative expenses.     5,085     4,960     4,993
   Other income, net.............................       (42)      (28)     (261)
   Losses on Sarnia operations...................        --       142       270
                                                    -------   -------   -------
OPERATING INCOME.................................     1,503       872       560

OTHER EXPENSE
   Interest expense..............................        97        96       158
   Income tax expense (benefit)..................       150      (216)      (56)
                                                    -------   -------   -------
NET INCOME.......................................   $ 1,256   $   992   $   458
                                                    =======   =======   =======

NET INCOME PER SHARE.............................   $   .24   $   .19   $   .09
                                                    =======   =======   =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING...............................     5,286     5,248     4,834
                                                    =======   =======   =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                                                                   Total
                                          Number            Capital in                             Stock-
                                            of     Common    Excess of   Accumulated   Treasury   holders'
                                          Shares    Stock    Par Value     Deficit       Stock     Equity
                                          ------    -----    ---------     -------       -----     ------
                                                     Years Ended June 30, 1997, 1996, and 1995
                                                     -----------------------------------------
Balance, June 30, 1994..................   4,609    $ 46      $12,238      $(7,023)      $  --     $5,261

Exercise of stock options...............      58       1          136           --          --        137
Common stock issued to ESSOP............     146       1          442           --          --        443
Purchase of common stock for treasury...     (26)     --           --           --         (76)       (76)
Issuance of treasury stock for stock
  awards................................      23      --           --           --          67         67
Net income..............................      --      --           --          458          --        458
                                           -----    ----      -------      -------       -----     ------
Balance, June 30, 1995..................   4,810      48       12,816       (6,565)         (9)     6,290
                                           -----    ----      -------      -------       -----     ------
Exercise of stock options...............     119       1          278           --          --        279
Common stock issued for Valu Add........      30      --           97           --          --         97
Common stock issued to ESSOP............      32       1          108           --          --        109
Purchase of common stock for treasury...     (18)     --           --           --         (63)       (63)
Issuance of treasury stock for stock
  awards................................       7      --           --           --          22         22
Issuance of treasury stock for ESSOP....      15      --           --           --          50         50
Net income..............................      --      --           --          992          --        992
                                           ------   ----      -------      -------       -----     ------
Balance, June 30, 1996..................   4,995      50       13,299       (5,573)         --      7,776
                                           ------   ----      -------      -------       -----     ------
Exercise of stock options...............      18      --           45           --          --         45
Common stock issued to ESSOP............     139       2          444           --          --        446
Purchase of common stock for treasury...     (40)     --           --           --        (140)      (140)
Issuance of treasury stock for ESSOP....      40      --           --           --         140        140
Net income..............................      --      --           --        1,256          --      1,256
                                           ------   ----      -------      -------       -----     ------
Balance, June 30, 1997..................   5,152    $ 52      $13,788      $(4,317)      $  --     $9,523
                                           ======   ====      =======      =======       =====     ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Years Ended June 30,
                                                              ----------------------------
                                                                1997      1996      1995
                                                                ----      ----      ----
Cash flows from operating activities
  Net income...............................................   $ 1,256   $   992   $   458
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization........................       722       684       699
      Loss on sale of property and equipment...............        36        14        --
      Provision for doubtful accounts receivable...........        (4)      (37)        1
      Common stock issued to ESSOP.........................       586       181       510
      Deferred tax benefit.................................      (358)     (250)       --
                                                              -------   -------   -------
        Subtotal...........................................     2,238     1,584     1,668
                                                              -------   -------   -------
  Changes in assets and liabilities
    Decrease (increase) in accounts receivable.............       135      (616)   (1,031)
    Decrease (increase) in prepaids and other assets.......       105      (500)      287
    Increase in accounts payable...........................       453       148       474
    (Decrease) increase in accrued salaries and vacation...      (156)      228       121
    (Decrease) increase in other liabilities...............      (591)      659      (807)
    Net change in assets and liabilities of Sarnia.........        --       142       270
                                                              -------   -------   -------
      Net cash from continuing operations..................     2,184     1,645       982
    Changes in net liabilities of discontinued operations..        --      (615)     (176)
                                                              -------   -------   -------
      Net cash provided by operating activities............     2,184     1,030       806
                                                              -------   -------   -------
Cash flows from investing activities
  Purchases of property and equipment......................      (638)   (1,261)     (440)
  Proceeds from sale of fixed assets.......................        60        --        --
  Acquisition of business..................................    (2,870)       --        --
                                                              -------   -------   -------
      Net cash used in investing activities................    (3,448)   (1,261)     (440)
                                                              -------   -------   -------
Cash flows from financing activities
  Net (payment) borrowings on bank line of credit..........      (218)       54       438
  Principal payments on long-term debt.....................       (69)      (14)     (879)
  Borrowing for acquisition of SMC.........................     2,000        --        --
  Purchase of treasury stock...............................      (140)      (63)      (76)
  Proceeds from issuance of the Company's common stock.....        45       279       137
                                                              -------   -------   -------
      Net cash provided by (used in) financing activities..     1,618       256      (380)
                                                              -------   -------   -------
Net increase (decrease) in cash............................       354        25       (14)
Cash at the beginning of the year..........................        83        58        72
                                                              -------   -------   -------
Cash at the end of the year................................   $   437   $    83   $    58
                                                              =======   =======   =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations of Sarnia Corporation ("Sarnia") were included in the Company's financial statements through January 1, 1996.

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

     Intangible assets: On April 29, 1996, Versar purchased for 30,000 common shares the assets of Valu Add, which was primarily contract vehicles. The purchase resulted in the Company recording goodwill of $97,500, which will be amortized over a five year period. On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation ("SMC"). The Company recorded goodwill of $2,452,000 to be amortized over fifteen years. Versar believes the customer relationships and the value of SMC's business reputation were and continue to be long-term intangible assets with an almost infinite life. Versar has selected a period of 15 years for amortization of the goodwill, which is reasonable based on the mature businesses of SMC and the compatibility of these businesses with Versar's business. Amortization expense was $46,000 and $19,000 for 1997 and 1996, respectively. Refer to Note B for further information.

                          VERSAR, INC. AND SUBSIDIARIES

     Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

     Net income per share: Per share amounts are computed by dividing the net income by the fully diluted weighted average number of common shares outstanding during the applicable period being reported upon.

     Income taxes: The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The standard requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

     Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, providing for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee's agreement. The Company has liabilities for deferred compensation of $990,000 and $965,000 at June 30, 1997 and 1996, respectively. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The Company borrows against the cash surrender value of the policies to pay premiums. The cash surrender value of the policies, net of loans, was $215,000 and $236,000 at June 30, 1997 and 1996, respectively.

     Statements of cash flows: For statements of cash flows purposes, all investments with an original maturity of three months or less are considered to be cash equivalents.

     Impact of accounting standards: SFAS 123, "Accounting for Stock-Based Compensation" was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made certain pro forma disclosures of net income and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

     The Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statements of Operations. The Company is required to adopt the provisions of the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the Company.

NOTE B  ACQUISITION

     On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for aggregate consideration of $2,870,000 paid in cash. The acquisition was financed by a three year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1997) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. Principal payments of $520,833, $750,000, and $687,500 on the term loan are due in fiscal years 1998, 1999 and 2000, respectively. Versar and SMC have entered into an Agreement and Plan of Merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock subject to the approval of SMC's shareholders. The transactions costs associated with the merger are projected to be approximately $400,000.

     This transaction has been accounted for under the purchase method of accounting. Operating results of SMC have been included with those of the Company since the closing date of May 2, 1997.

                          VERSAR, INC. AND SUBSIDIARIES

     The following pro forma combined financial information presents the historical results of operations of the Company and SMC for the years ended June 30, 1997 and 1996 with pro forma adjustments as if SMC had been acquired as of the beginning of the periods presented. SMC was in bankruptcy proceedings until July 1996 and lacked working capital to enhance operating performance. The pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the date indicated, or of future results of operations.

                                                  Years Ended June 30,
                                                 ---------------------
                                                  1997           1996
                                                  ----           ----
        (Unaudited)                     (In thousands, except per share amount)

     Gross revenue......................        $70,403        $72,901
     Net income (loss)..................        $   585        $  (611)
     Net income (loss) per share........        $  0.11        $ (0.11)

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

     Sarnia Corporation: Sarnia, formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, was spun-off to Versar stockholders on June 30, 1994. Sarnia was established in 1982 to own and operate Versar Center, the headquarters buildings of Versar in Springfield, Virginia. On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of Sarnia (the Distribution). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The spin-off, although a divestiture for legal and tax purposes, was not accounted for as a divestiture for accounting purposes until January 1996, because the spin-off did not relieve Versar of the risks of ownership due to Versar's guaranty of Sarnia's $12.4 million debt at June 30, 1994.

     On January 25, 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Versar has taken a reserve of $1,500,000 against the guarantee. Therefore, after the second quarter of fiscal year 1996, Versar no longer includes the results of operations and financial position of Sarnia in the consolidated financial statements. Sarnia's results of operations through January 1, 1996 are presented as single line items in the Consolidated Statements of Operations.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE D  ACCOUNTS RECEIVABLE

                                                            June 30,
                                                     ---------------------
                                                       1997         1996
                                                       ----         ----
                                                         (In thousands)
     Billed receivables
       U.S. Government.........................      $ 5,683      $ 6,143
       Commercial..............................        7,367        2,716
     Unbilled receivables
       U.S. Government.........................        3,197        3,029
       Commercial..............................        2,073        1,191
                                                     -------      -------
                                                      18,320       13,079
     Allowance for doubtful accounts...........         (795)        (703)
                                                     -------      -------
                                                     $17,525      $12,376
                                                     =======      =======

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of federal and state governments' incurred cost audits. Management anticipates that the June 30, 1997 unbilled receivables will be substantially billed and collected in fiscal year 1998. Of the $17,525,000 accounts receivable, $5,280,000 represent receivables of SMC.

NOTE E  PROPERTY AND EQUIPMENT

                                        Estimated             June 30,
                                       Useful Life      --------------------
                                         in Years         1997        1996
                                         --------         ----        ----
                                                           (In thousands)

     Furniture and fixtures.........        5           $ 1,655     $ 1,987
     Equipment......................     3 to 10          6,345       6,505
     Leasehold improvements.........  Life of lease       1,433       1,408
                                                        -------     -------
                                                          9,433       9,900
     Accumulated depreciation
        and amortization............                     (7,158)     (7,862)
                                                        -------     -------
                                                        $ 2,275     $ 2,038
                                                        =======     =======

     Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $676,000, $665,000, and $668,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

     Maintenance and repair expenses approximated $248,000, $301,000, and $246,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE F  DEBT
                                                               June 30,
                                                          -----------------
                                                            1997      1996
                                                            ----      ----
                                                            (In thousands)

     Bank line of credit, Riggs National Bank..........   $    --     $ 492
     Bank line of credit, NationsBank, N.A.............       274        --
     Acquisition promissory note.......................     1,958        --
     Other.............................................       298       325
                                                          -------     -----
          Total debt...................................     2,530       817
     Current portion of long-term debt.................    (1,093)     (815)
                                                          -------     -----
     Long-term debt....................................   $ 1,437     $   2
                                                          =======     =====

     Until April 1997, Versar maintained a bank line of credit for working capital purposes with Riggs National Bank. Prior to January 25, 1996, the line provided for advances up to $1,500,000. On January 25, 1996, Versar obtained a new line of credit with Riggs National Bank which provides for advances up to $3,000,000. Borrowings on the line were at the prime rate of interest plus 1/2%. In April 1997, Versar changed its line of credit facility from the Riggs National Bank to NationsBank, N.A. The new line of credit provides for advances up to $3,000,000 based on qualifying receivables less the $1,500,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and fifty basis points (8.22% at June 30, 1997). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1997 was $2,688,000. Advances under the line are due upon demand or on November 30, 1998. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the financial covenants at June 30, 1997. Management believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 1998.

     Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of Science Management Corporation (See Note B). The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (9% at June 30, 1997). Principal payment commenced on May 31, 1997 and is scheduled to be paid in full on April 30, 2000.

     Versar has guaranteed certain debt of Sarnia Corporation (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30, 1994). On January 25, 1996, Sarnia refinanced its outstanding debt. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,400,000 to $1,500,000. The $1,500,000 note matures in five years with $300,000 principal payment per year starting July 1, 1997. Versar has established a reserve of $1,500,000 against the loan. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     The revolving bank line of credit amount outstanding based on average daily balances for the years ended June 30, 1997, 1996, and 1995, approximated $306,000, $673,000, and $544,000, respectively, and the weighted average interest rates for such periods were 8.78%, 10.82%, and 10.79%, respectively. The maximum amount outstanding approximated $1,146,000, $1,500,000, and $1,375,000 during fiscal years 1997, 1996, and 1995, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

                          VERSAR, INC. AND SUBSIDIARIES

     Interest payments were $62,000, $89,000, and $157,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

NOTE G  STOCK OPTIONS

     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and encourages superior performance for the Company's benefit. At June 30, 1997, 91,750 shares were granted under the 1996 Plan to SMC employees in connection with the acquisition. The Company also maintains the Versar 1992 Stock Option Plan, the 1982 Incentive Stock Option Plan, and a Non-Qualified Option Plan adopted in 1987. Options have been granted from these plans to purchase the Company's common stock.

     At June 30, 1997, options to purchase an aggregate of 924,280 shares of common stock were outstanding under the 1996, 1992 and 1982 Incentive Stock Option Plans at per share exercise prices ranging from $2.375 to $3.940 and options to purchase an aggregate of 368,835 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $3.563.

     Under the 1992 Plan, options have been granted and may be granted to key employees at the fair market value on the date of grant and become exercisable during the four-year period from the date of the grant at 20% per year. Unexercised options are cancelled on the fifth anniversary of certain grants under the 1982 Plan and on the tenth anniversary of the grant under the remainder of the 1982 and 1992 Plans. Under the 1996 Stock Option Plan, options may be granted at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each Option expires on the earlier of the last day of the tenth year after the date of grant or the date the optionee ceases to be affiliated with the Company or its subsidiaries.

     Options under the Incentive Stock Option 1982, 1992 and 1996 Plans are as follows:

                                   Optioned      Option Price
                                    Shares         Per Share          Total
                                    ------         ---------          -----
                                    (In thousands, except per share price)

Outstanding at June 30, 1994.....     952     $2.063  to  $3.940     $2,582
  Issued.........................      62      2.000  to   3.375        184
  Exercised......................     (30)     2.000  to   2.437        (67)
  Cancelled......................     (42)     2.000  to   3.940       (108)
                                    -----                            ------

Outstanding at June 30, 1995.....     942      2.063  to   3.940      2,591
  Issued.........................     389      2.813  to   3.625      1,178
  Exercised......................     (80)     2.063  to   2.563       (185)
  Cancelled......................     (35)     2.063  to   3.940        (96)
                                    -----                            ------

Outstanding at June 30, 1996.....   1,216      2.125  to   3.940      3,488
  Issued.........................      99      2.719  to   3.563        349
  Exercised......................     (14)     2.125  to   2.688        (35)
  Cancelled......................    (377)     2.125  to   3.940       (949)
                                    -----                            ------

Outstanding at June 30, 1997.....     924     $2.375  to  $3.940     $2,853
                                    =====                            ======

                          VERSAR, INC. AND SUBSIDIARIES

     At June 30, 1997, 1996, and 1995, options of 560,731,  807,408, and 667,515 shares were exercisable under the 1982, 1992 and 1996 Plans.

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

     Options under the 1987 Non-Qualified Plan are as follows:

                                   Optioned      Option Price
                                    Shares         Per Share          Total
                                    ------         ---------          -----
                                    (In thousands, except per share price)

Outstanding at June 30, 1994.....     178     $2.375  to  $2.500     $  437
  Issued.........................      --         --  to      --         --
  Cancelled......................      --         --  to      --         --
  Exercised......................     (28)     2.500  to   2.500        (70)
                                     ----                            ------

Outstanding at June 30, 1995.....     150      2.375  to   2.500        367
  Issued.........................     264      3.000  to   3.563        804
  Cancelled......................      (2)     2.437  to   2.437         (5)
  Exercised......................     (39)     2.375  to   2.437        (93)
                                     ----                            ------

Outstanding at June 30, 1996.....     373      2.375  to   3.563      1,073
  Issued.........................      --         --  to      --         --
  Cancelled......................      --         --  to      --         --
  Exercised......................      (4)     2.500  to   2.500        (10)
                                     ----                            ------

Outstanding at June 30, 1997.....     369     $2.375  to  $3.563     $1,063
                                     ====                            ======

     Non-Qualified stock options of 212,134, 163,367, and 150,000 shares were exercisable at June 30, 1997, 1996, and 1995, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

     The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

                                                    1997         1996
                                                    ----         ----
                                                  (In thousands, except
                                                     per share data)

     Net Income:                 As Reported       $1,256       $  992
                                 Pro Forma          1,073          840

     Net Income Per Share:       As Reported       $ 0.24       $ 0.19
                                 Pro Forma           0.20         0.16

     In accordance with SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

     The weighted average fair value of options granted was $1.56 and $1.35 during 1997 and 1996, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected volatility of 40.5% for both years; risk-free interest rate of 6%; and expected lives of five years after the grant date.

NOTE H  INCOME TAXES

     At June 30, 1997, the Company had $74,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets.

                          VERSAR, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes consists of the following:

                                                     Years Ended June 30,
                                                  --------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
                                                        (In thousands)
     Currently payable
       Federal..............................      $ 208     $   2     $ (67)
       State................................         77        32        11
     Deferred
       Federal..............................       (135)     (250)       --
       State................................         --        --        --
                                                  -----     -----     -----
                                                  $ 150     $(216)    $ (56)
                                                  =====     =====     =====

     Deferred tax assets are comprised of the following (in thousands):

                                                 June 30,     June 30,
                                                   1997         1996
                                                   ----         ----
     Deferred Tax Assets:
       Employee benefits....................      $  627       $  564
       Bad debt reserve.....................         175          239
       All other reserves...................         384          332
       Alternative minimum tax credits......          74          182
       Other business tax credits...........          --          230
                                                  ------       ------
           Total Deferred Tax Assets........       1,260        1,547

     Deferred Tax Liabilities:
       Depreciation.........................         (17)         (65)
       Other................................          (1)          (1)
                                                  ------       ------
           Total Deferred Tax Liabilities...         (18)         (66)

     Net Deferred Tax Assets................       1,242        1,481

     Valuation Allowance....................        (333)        (708)
                                                  ------       ------
     Net Deferred Tax Asset.................      $  909       $  773
                                                  ======       ======

     Due to Versar's losses in previous years, the Company was unable to record a tax benefit of $333,000 until the probability of realization of these amounts becomes more certain.

                          VERSAR, INC. AND SUBSIDIARIES

     The tax (benefit) provision was composed of the following:

                                                        Years Ended June 30,
                                                    ----------------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
                                                          (In thousands)

Expected provision at federal statutory rate...     $ 478      $ 264      $ 137
Change in valuation allowance..................      (375)      (552)      (512)
State income tax, net of federal benefit.......        77         32         11
Losses on Sarnia operations not deductible.....        --         48         92
Other  ........................................       (30)        (8)       216
                                                    -----      -----      -----
                                                    $ 150      $(216)     $ (56)
                                                    =====      =====      =====

     Income taxes paid for the years ended June 30, 1997, 1996, and 1995 were $307,000, $7,000, and $140,000, respectively.

     Science Management Corporation has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 1997 through 2011. Due to the substantial changes in SMC's ownership, there are annual limitations on the amount of the carryforwards that can be utilized which limits the recoverable amount to approximately $4,500,000. SMC also has net operating loss carryforwards available for use in the United Kingdom of approximately $1,000,000, which are available indefinitely, as well as minor amounts available for use in other jurisdictions. In conjunction with the proposed Agreement and Plan of Merger (see Note B), the Company is analyzing its alternatives with respect to treatment of the acquisition for tax purposes. Versar will file consolidated tax returns including SMC after it acquires the remaining 46.5% of SMC common stock. Due to the annual limitations and questions surrounding the Company's ability to utilize these carryforwards, the Company has not recorded any benefit or valuation allowances, effectively reserving the full amount of the net operating loss carryforwards. The Company will finalize the tax treatment in fiscal year 1998, as the second phase of the merger is finalized.

NOTE I   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Company has established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. To be eligible to participate in the plan, an employee must have been employed for one year with at least 1,000 hours of service. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)).

     Contributions to the ESOP are made at the discretion of the Company in the form of the Company's stock or cash, which is invested by the plan's trustees in the Company's stock. No contributions were made in fiscal years 1997, 1996, and 1995, respectively.

     The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee's contribution up to 4% of the employee's salary. This contribution may be in the Company's stock or cash, which will be invested by the plan's trustees in the Company's stock. Company

                          VERSAR, INC. AND SUBSIDIARIES
matching contributions approximated $492,000, $473,000, and $434,000, for fiscal years 1997, 1996, and 1995, respectively.

     All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

     Geomet Technologies, Inc. ("Geomet"), a wholly-owned subsidiary, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of Geomet's Board of Directors. There were no contributions in fiscal years 1997 and 1996, but $29,000 for fiscal year 1995. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

NOTE J  COMMITMENTS AND CONTINGENCIES

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

     The Company leases approximately 227,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

                                                            Total
     Years Ending June 30,                                 Amount
     ---------------------                                 ------
                                                       (In thousands)
         1998......................................       $ 3,320
         1999......................................         2,450
         2000......................................         1,964
         2001......................................         1,460
         2002......................................         1,234
         2003 and thereafter.......................         7,586
                                                          -------
                                                          $18,014
                                                          =======

     Certain of the lease  payments are subject to  adjustment  for increases in
utility  costs  and  real  estate  taxes.  Total  rental  expense   approximated
$2,658,000, $2,467,000, and $2,938,000 for 1997, 1996, and 1995, respectively.

     Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial position and results of operations.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE K  CUSTOMER INFORMATION

     A substantial portion of the Company's consulting revenue is derived from contracts with the U.S. Government as follows:

                                                   Years Ended June 30,
                                              -----------------------------
                                                1997       1996       1995
                                                ----       ----       ----
                                                      (In thousands)

     U.S. Department of Defense               $15,952    $16,479    $13,194
     U.S. Environmental Protection Agency       3,339      3,787      5,375
     Other U.S. Government Agencies             2,972      2,035      1,707
                                              -------    -------    -------
         Total U.S. Government                $22,263    $22,301    $20,276
                                              =======    =======    =======

     The  Company's  largest  contract   generated   revenues  of  approximately
$10,768,000 and $7,951,000 in fiscal years 1997 and 1996, respectively. No contracts individually exceeded 10% of total revenues in fiscal year 1995.

NOTE L  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

     Quarterly financial information for fiscal years 1997 and 1996 is as follows (in thousands, except per share amounts):

                                          Fiscal Year 1997                        Fiscal Year 1996
                               -------------------------------------    ------------------------------------
       Quarter ending           Jun 30    Mar 31    Dec 31   Sept 30    Jun 30    Mar 31    Dec 31   Sept 30
----------------------------   -------   -------   -------   -------   -------   -------   -------   -------
Gross Revenue...............   $15,583   $10,727   $10,749   $11,458   $10,597   $11,389   $11,807   $10,490

Net Service Revenue.........    10,251     7,705     7,740     7,874     7,951     8,224     8,130     7,614

Operating income............       597       373       222       311       121       245       293       213

Net income..................   $   384   $   216   $   391   $   265   $   374   $   213   $   230   $   175
                               =======   =======   =======   =======   =======   =======   =======   =======

Net income per share........   $   .07   $   .04   $   .08   $   .05   $   .07   $   .04   $   .04   $   .03
                               =======   =======   =======   =======   =======   =======   =======   =======

Weighted average number of
  shares outstanding........     5,380     5,240     5,073     5,127     5,276     5,216     5,170     5,178
                               =======   =======   =======   =======   =======   =======   =======   =======

Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.

                                                                     Schedule II

                          VERSAR, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                         ADDITIONS
                        BALANCE AT      CHARGED TO                    BALANCE AT
                       BEGINNING OF      COSTS AND                      END OF
                           YEAR          EXPENSES      CHARGE OFF        YEAR
                           ----          --------      ----------        ----
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

1995                    $1,351,609       $    770      $(395,180)      $957,199

1996                       957,199        (36,710)      (217,262)       703,227

1997                       703,227         (3,862)      (183,585)       515,780