Form 10-Q
period 1997-09-30
VERSAR INC
filed 1997-11-05
CIK 803647

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                      FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1997 Commission File Number 1-9309
                              ___________________                        ______

                                     VERSAR, INC.
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
___________________________________       _____________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
___________________________________       _____________________________________
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code   (703) 750-3000
                                                  _____________________________

                                 Not Applicable
_______________________________________________________________________________
               (Former name,former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class of Common Stock         Outstanding at October 31, 1997
             _____________________         _______________________________

                $ .01 par value                    5,222,555 shares

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                         PAGE

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1997 and June 30, 1997.                            3

           Consolidated Statements of Operations for the
           Three-Month Periods Ended September 30, 1997 and 1996.           4

           Consolidated Statements of Cash Flows
           for the Three-Month Periods Ended
           September 30, 1997 and 1996.                                     5

           Notes to Consolidated Financial Statements                     6-7

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations               8-10

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                                10

  ITEM 6 - Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                  11

                           VERSAR, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                   (In thousands)


                                               September 30,      June 30,
                                                   1997             1997
                                               _____________   _____________
                                                (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . .      $        409    $        437
    Accounts receivable, net. . . . . . .            14,723          17,525
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . .             1,240           1,489
    Deferred income taxes . . . . . . . .               652             652
                                               ____________    ____________
        Total current assets. . . . . . .            17,024          20,103

  Property and equipment, net . . . . . .             2,452           2,275
  Deferred income taxes . . . . . . . . .               257             257
  Goodwill. . . . . . . . . . . . . . . .             2,606           2,501
  Other assets. . . . . . . . . . . . . .               279             312
                                               ____________    ____________
        Total assets. . . . . . . . . . .      $     22,618    $     25,448
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . .      $      2,725    $      4,959
    Bank line of credit . . . . . . . . .               666             274
    Current portion of long-term debt . .               705             819
    Accrued salaries and vacation . . . .             1,845           1,627
    Other liabilities . . . . . . . . . .             2,274           3,283
                                               ____________    ____________
        Total current liabilities . . . .             8,215          10,962

  Long-term debt. . . . . . . . . . . . .             1,250           1,437
  Other long-term liabilities . . . . . .             1,793           2,026
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . .             1,425           1,500
                                               ____________    ____________
        Total liabilities . . . . . . . .            12,683          15,925
                                               ____________    ____________

Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value;
      30,000,000 shares authorized;
      5,195,259 shares and 5,151,792
      shares issued and outstanding at
      September 30 and June 30, 1997,
      respectively. . . . . . . . . . . .                52              52
    Capital in excess of par value. . . .            13,922          13,788
    Accumulated deficit . . . . . . . . .            (4,039)         (4,317)
                                               ____________    ____________
        Total stockholders' equity. . . .             9,935           9,523

        Total liabilities and
         stockholders' equity . . . . . .      $     22,618    $     25,448
                                               ============    ============


                The accompanying notes are an integral part of these
                         consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)


                                                  For the Three-Month
                                              Periods Ended September 30,
                                        _______________________________________

                                            1997                       1996
                                        ___________                ___________

GROSS REVENUE . . . . . . . . . . .     $    16,972                $    11,458
Purchased services and materials,
 at costs . . . . . . . . . . . . .           6,040                      3,584
                                        ___________                ___________

NET SERVICE REVENUE . . . . . . . .          10,932                      7,874
Direct costs of services and
 overhead . . . . . . . . . . . . .           9,319                      6,402
Selling, general and administrative
 expenses . . . . . . . . . . . . .           1,213                      1,171
Other (income). . . . . . . . . . .             ---                        (10)
                                        ___________                ___________
OPERATING INCOME. . . . . . . . . .             400                        311

OTHER EXPENSE
Interest expense. . . . . . . . . .              63                         19
Income tax expense. . . . . . . . .             134                         27
                                        ___________                ___________

NET INCOME. . . . . . . . . . . . .     $       203                $       265
                                        ===========                ===========

NET INCOME PER SHARE. . . . . . . .     $       .04                $       .05
                                        ===========                ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . .           5,597                      5,127
                                        ===========                ===========


                    The accompanying notes are an integral part of these
                              consolidated financial statements.

                                VERSAR, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                 (Unaudited - in thousands)

                                                   For the Three-Month
                                               Periods Ended September 30,
                                           ____________________________________

                                               1997                   1996
                                           ___________            ____________

Cash flows from operating activities
  Net income . . . . . . . . . . . . . .   $       203            $        265

  Adjustments to reconcile net income
   to net cash used in operating
   activities
     Depreciation and amortization . . .           248                     184
     Provision for doubtful accounts
      receivable . . . . . . . . . . . .            (8)                      4
     Common stock issued to ESSOP. . . .           ---                      26
                                           ___________            ____________
       Subtotal. . . . . . . . . . . . .           443                     479

  Changes in assets and liabilities,
   net of asset dispositions
     Decrease (increase) in accounts
      receivable . . . . . . . . . . . .         2,810                    (995)
     Decrease in prepaids and
      other assets . . . . . . . . . . .           131                     271
     (Decrease) increase in accounts
      payable. . . . . . . . . . . . . .        (2,234)                    560
     Increase (decrease) in accrued
      salaries and vacation. . . . . . .           218                    (296)
     Decrease in other liabilities . . .        (1,242)                   (274)
                                           ___________            ____________
        Net cash provided by (used in)
         continuing operations . . . . .           126                    (255)
                                           ___________            ____________

Cash flows from investing activities
  Purchase of property and equipment . .          (338)                   (203)
                                           ___________            ____________

Cash flows from financing activities
  Net borrowings on bank line of
   credit. . . . . . . . . . . . . . . .            392                    654
  Principal payments on long-term debt .           (301)                  (191)
  Proceeds from issuance of the
   Company's common stock. . . . . . . .             93                      6
                                            ___________           ____________
        Net cash provided by financing
         activities. . . . . . . . . . .            184                    469
                                            ___________           ____________

Net (decrease) increase in cash. . . . .            (28)                    11
Cash at the beginning of the year. . . .            437                     83
                                            ___________           ____________
Cash at the end of the period. . . . . .    $       409           $         94
                                            ===========           ============

Supplementary disclosure of cash flow
 information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . .    $        65           $         18
    Income taxes . . . . . . . . . . . .             47                     59



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1997 for additional information.

     The statements in this report, including statements under the headings of Legal Proceedings and Management's Discussion and Analysis and the attached financial statements, reflect the business lines and three month's financial results of Science Management Corporation ("SMC"). On May 2, 1997, Versar, Inc. purchased a majority of the common shares and all of the outstanding preferred shares of SMC. As a result, the SMC revenue for the first three months of Versar's fiscal year is included in Versar's financial statements as a majority owned subsidiary. In addition, because SMC has negative retained earnings, the entire net income of SMC for July, August and September of 1997 is also included in Versar's results. This inclusion will continue until the negative retained earnings are eliminated and then, until the closing of the merger. The merger was completed on October 22, 1997 as described in Note H.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1997, and the results of operations for the three-month periods ended September 30, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred.
Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be

                       VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

     It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

(D)  Income Taxes

     At June 30, 1997, the Company had $1.242 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $0.3 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

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

(G)  Common Stock

     In the fiscal year 1997, Versar issued approximately 226,242 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1996 and 1997. No shares were issued to the employee benefit plans in the first quarter of fiscal year 1998.

(H)  Subsequent Event

     On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC. Subsequently, Versar acquired all of the remaining outstanding common stock of SMC by issuing approximately 533,000 shares of Versar's common stock. SMC is now a wholly-owned subsidiary of Versar.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
_____________________

First Quarter 1997 Compared to First Quarter 1996
_________________________________________________

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

     The Management's Discussion and Analysis of Financial
Condition and Results of Operations includes the business operations of Versar and SMC. Refer to Note A on page 6.

     Versar's gross revenue for the first quarter of fiscal year 1998 increased by $5,514,000 (48%) compared to gross revenue for the comparable period of fiscal year 1997. The increase is predominately due to the revenue of Science Management Corporation ("SMC") included in Versar's financial statements as a result of the acquisition described in Note A.

     Purchased services and materials for the first quarter of fiscal year 1998 increased by $2,456,000 (69%) compared to such costs for the comparable period of fiscal year 1997. The increase is primarily due to the costs incurred in generating the higher level of gross revenue as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 39% compared to the first quarter of fiscal year 1997. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 85.2% in the first quarter of fiscal year 1998 compared to 81.3% in the first quarter of fiscal year 1997. The increase is attributable to the incremental direct costs from SMC.

     Selling, general and administrative expenses approximated 11.1% of net service revenue in the first quarter of fiscal year 1998 compared to 14.9% in the first quarter of fiscal year 1997. The reduction is due to a 39% increase in net service revenue as mentioned while selling, general and administrative expenses increased by 4% in the first quarter of fiscal year 1998.

     Operating income for the first quarter of fiscal year 1998 was $400,000, an increase of $89,000 compared to the first quarter of fiscal year 1997. The increase is the result of the higher net service revenue.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense during the first quarter of fiscal year 1998 increased by $44,000 compared to costs for the comparable period of the previous year. The increase is due to the cost of financing the acquisition of SMC and higher utilization of the line of credit.

     Income tax expense during the first quarter increased by $107,000 compared to costs for the comparable period of the previous year. The increase is primarily due to the increase in Versar's effective tax rate to 40% in fiscal year 1998 as compared to 9% for the first quarter of fiscal year 1997.

     Versar's net income for the first quarter of fiscal year
1998 was $203,000 compared to $265,000 in the first quarter of fiscal year 1997. The decrease is primarily the result of higher interest costs, taxes, and goodwill associated with the acquisition of SMC.

Liquidity and Capital Resources
_______________________________

     The Company's working capital at September 30, 1997 approximated $8,809,000 or $332,000 (4%) lower than June 30, 1997. The decrease is primarily due to the purchase of property and equipment as well as principal payments on long-term debt during the quarter. In addition, the Company's current ratio at September 30, 1997 was 2.07 to 1, an improvement over the 1.83 recorded as the end of fiscal year 1997.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,425,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,792,000 at September 30, 1997). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate ( 8.16% at September 30, 1997). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 1997 was approximately $2,000,000. Advances on the line of credit are due on November 30, 1998. The Company was in compliance with the financial covenants at September 30, 1997. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet the working capital needs for fiscal year 1998.

Acquisition of Science Management Corporation
_____________________________________________

     On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for aggregate consideration of $2,870,000 paid in cash. The acquisition was financed by a three year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1997) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. Principal payments on the term note of $520,833, $750,000, and $687,500 are due in fiscal years 1998, 1999, and 2000, respectively. On July 29, 1997, Versar and SMC entered into an Agreement and Plan of Merger pursuant to which Versar will obtain the remaining SMC common stock for newly issued shares of Versar common stock via a merger of SMC with a newly formed wholly owned subsidiary of Versar. The merger was completed on October 22, 1997 for the remaining 46.5% of SMC, which will be accounted for in the second quarter of fiscal year 1998. The transaction costs associated with the merger are projected to be approximately $500,000.

     Approximately $250,000 will be required for capital expenditures during the remainder of fiscal year 1998 and will be funded out of current working capital.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Inflation
___________________

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1996, Flintlock Ltd, a client of SMC McEver, (a subsidiary of SMC which is a wholly owned subsidiary of Versar), filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have agreed to submit the claims to third party mediation after several depositions are completed. SMC McEver has retained counsel and is defending this matter vigorously. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or its results of operations.

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

Item 6 -  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  Exhibit 11 - Statement Re:  Computation of Per
                  Share Earnings
                  Exhibit 27 - Financial Data Schedules

         (b)  Reports on Form 8-K
                  Form 8-K/A which provided details on the acquisition of SMC and the pro forma combined financial statements of such transactions were filed on July 15, 1997.

                                 SIGNATURES
                                 __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   VERSAR, INC.
                                             ________________________

                                                   (Registrant)






                                             By:  /s/ Benjamin M. Rawls
                                                __________________________
                                                Benjamin M. Rawls
                                                Chairman and Chief
                                                Executive Officer



                                             By:  /s/ Lawrence W. Sinnott
                                                __________________________
                                                Lawrence W. Sinnott
                                                Vice President, Chief
                                                Financial Officer,
                                                Treasurer, and Principal
                                                Accounting Officer











Date:  November 7, 1997