Form 10-Q
period 1997-12-31
VERSAR INC
filed 1998-02-10
CIK 803647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1997  Commission File Number 1-9309
                              __________________                         ______


                                   VERSAR, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

              DELAWARE                                  54-0852979
________________________________________   ____________________________________
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
________________________________________   ____________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (703) 750-3000
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

              Class of Common Stock       Outstanding at January 31, 1998
              _____________________       _______________________________
                 $ .01 par value                 6,014,062 shares

                            VERSAR, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ____

PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1997 and June 30, 1997.                        3

                  Consolidated Statements of Operations for the
                  Three-Month and Six-Month Periods Ended
                  December 31, 1997 and 1996.                                 4

                  Consolidated Statements of Cash Flows
                  for the Six-Month Periods Ended
                  December 31, 1997 and 1996.                                 5

                  Notes to Consolidated Financial Statements                6-7

        ITEM 2 - Management's Discussion and Analysis
                 of Financial Condition and Results of Operations          8-11


PART II - OTHER INFORMATION

        ITEM 1 - Legal Proceedings                                          12

        ITEM 4 - Submission of Matters to a Vote of Stockholders            12

        ITEM 6 - Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                  14

        EXHIBIT 11 - Computation of Per Share Earnings                      15

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)


                                                 December 31,     June 30,
                                                    1997            1997
                                                 ____________   ____________
                                                  (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . . .    $       259    $       437
    Accounts receivable, net. . . . . . . . .         17,409         17,525
    Prepaid expenses and other current
      assets. . . . . . . . . . . . . . . . .            988          1,489
    Deferred income taxes . . . . . . . . . .            652            652
                                                 ____________   ____________
          Total current assets. . . . . . . .         19,308         20,103

  Property and equipment, net . . . . . . . .          2,271          2,275
  Deferred income taxes . . . . . . . . . . .            557            257
  Goodwill. . . . . . . . . . . . . . . . . .          5,073          2,501
  Other assets. . . . . . . . . . . . . . . .            277            312
                                                 ____________   ____________
            Total assets                         $    27,486    $    25,448
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .    $     4,714    $     4,959
    Bank line of credit . . . . . . . . . . .          1,810            274
    Current portion of long-term debt . . . .            648            819
    Accrued salaries and vacation . . . . . .          1,686          1,627
    Other liabilities . . . . . . . . . . . .          1,604          3,283
                                                 ____________   ____________
          Total current liabilities . . . . .         10,462         10,962

  Long-term debt. . . . . . . . . . . . . . .          1,063          1,437
  Other long-term liabilities . . . . . . . .          2,017          2,026
  Reserve on guarantee of real estate debt. .          1,350          1,500
                                                 ____________   ____________
          Total liabilities . . . . . . . . .         14,892         15,925
                                                 ____________   ____________

  Commitments and Contingencies

    Stockholders' equity
      Common stock, $.01 par value;
       30,000,000 shares authorized;
       5,785,490 shares and 5,151,792
       shares issued and outstanding
       at September 30 and June 30, 1997,
       respectively . . . . . . . . . . . . .             58             52
      Capital in excess of par value. . . . .         16,150         13,788
      Accumulated deficit . . . . . . . . . .         (3,614)        (4,317)
                                                 ____________   ____________
          Total stockholders' equity. . . . .         12,594          9,523

          Total liabilities and
            stockholders' equity. . . . . . .    $    27,486         25,448
                                                 ============   ============

                         The accompanying notes are an integral part
                          of these consolidated financial statements

                               VERSAR, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
                   (Unaudited - in thousands, except per share amounts)

                            For the Three-Month         For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         __________________________  __________________________

                                  1997         1996        1997         1996
                               _________    _________   _________    _________


GROSS REVENUE . . . . . . .    $ 18,704     $ 10,749    $ 35,676     $ 22,207
Purchased services and
 materials, at costs. . . .       7,466        3,009      13,506        6,593
                               _________    _________   _________    _________

NET SERVICE REVENUE . . . .      11,238        7,740      22,170       15,614
Direct costs of services
 and overhead . . . . . . .       9,927        6,300      19,246       12,702
Selling, general and
 administrative
 expenses . . . . . . . . .       1,159        1,229       2,372        2,400
Other (income). . . . . . .         ---          (11)        ---          (21)
                               _________    _________   _________    _________
OPERATING INCOME. . . . . .         152          222         552          533

OTHER EXPENSE
Interest expense. . . . . .          68           18         131           37
Income tax (benefit)
  expense . . . . . . . . .        (266)        (187)       (132)        (160)
                               _________    _________   _________    _________

NET INCOME. . . . . . . . .    $    350     $    391    $    553     $    656
                               =========    =========   =========    =========

NET INCOME PER SHARE -
DILUTED . . . . . . . . . .    $    .06     $    .08    $    .10     $    .13
                               =========    =========   =========    =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . .       6,109        5,068       5,781        5,078
                               =========    =========   =========    =========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                   For the Six-Month
                                               Periods Ended December 31,
                                         ______________________________________

                                               1997                   1996
                                         _______________        _______________

Cash flows from operating activities
 Net income . . . . . . . . . . . . . .  $          553         $          656
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Depreciation and amortization . . .             649                    355
    Provision for doubtful accounts
     receivable . . . . . . . . . . . .             443                    (78)
    Common stock issued to ESSOP. . . .             140                     26
    Deferred tax benefit                           (300)                  (358)
                                         _______________        _______________

          Subtotal. . . . . . . . . . .           1,485                    601

 Changes in assets and liabilities,
  net of asset dispositions
    (Increase) decrease in accounts
     receivable . . . . . . . . . . . .            (327)                   135
    Decrease in prepaids and other
     assets . . . . . . . . . . . . . .             536                    408
    Decrease in accounts payable. . . .            (245)                   (54)
    Increase in accrued salaries and
     vacation . . . . . . . . . . . . .              59                    205
    Decrease in other liabilities . . .          (1,784)                  (716)
                                         _______________        _______________

          Net cash (used in) provided
           by operating activities. . .            (276)                   579

Cash flows from investing activities
  Purchase of property and equipment. .            (538)                  (391)
  Acquisition of business . . . . . . .            (585)                   ---
                                         _______________        _______________

          Net cash used in investment
           activities . . . . . . . . .          (1,123)                  (391)

Cash flows from financing activities
  Net (payments) borrowings on bank
   line of credit . . . . . . . . . . .           1,537                   (204)
  Principal payments on long-term
   debt . . . . . . . . . . . . . . . .            (566)                   ---
  Proceeds from issuance of the
   Company's common stock . . . . . . .             230                     27
                                         _______________        _______________

          Net cash provided by
           (used in) financing
           activities . . . . . . . . .           1,221                   (177)
                                         _______________        _______________

Net (decrease) increase in cash . . . .            (178)                    11
Cash at the beginning of the year . . .             437                     83
                                         _______________        _______________

Cash at the end of the period . . . . .  $          259         $           94
                                         ===============        ===============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . .  $          127         $           41
    Income taxes. . . . . . . . . . . .             200                    200


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

     The statements in this report, including statements under the headings of Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations, and the attached financial statements, reflect the business lines and financial results of Science Management Corporation ("SMC") all of the outstanding stock of which was acquired by Versar by merger on October 23, 1997. On May 2, 1997, Versar purchased a majority of the outstanding common stock and all of the outstanding preferred stock of SMC. As a result, for the first quarter and a portion of the second quarter ending October 23, 1997 of fiscal 1998, SMC was included in Versar's financial statements as a majority owned subsidiary. In addition, because SMC had negative retained earnings, the entire net income of SMC for the period July 1, 1997 through October 23, 1997 was included in Versar's results. Subsequent to the consummation of the merger on October 23, 1997, SMC has been included in Versar's financial statements as a wholly owned subsidiary.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1997, and the results of operations for the first six months ended December 31, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

(B)  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost plus fixed-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility.

                         VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

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

(D)  Income Taxes

     At June 30, 1997, the Company had $1.242 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance had been established. Approximately $0.3 million of the valuation allowance was reversed into income during the second quarter of fiscal year 1998.

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

     The Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statements of Operations. The Company was required to adopt the provisions of the standard during the second quarter of 1998, and as required restatement of prior years' earnings per share.

(G)  Common Stock

     In the fiscal year 1997, Versar issued approximately 226,242 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1996 and 1997. Approximately 54,728 shares were issued to the employee benefit plans in the first six months of fiscal year 1998 for fiscal years 1998 and 1997.

(H)  Completion of SMC Merger

     On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued approximately 533,433 shares of Versar's common stock to SMC stockholders other than Versar and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by $2,000,374.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Years 1997 and 1996
-------------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar's gross revenue for the fiscal quarter ended December 31, 1997 totaled $18,704,000, an increase of $7,955,000 (74%) compared to gross revenue of $10,749,000 for the second quarter of the prior fiscal year. The increase is due to the inclusion of the revenues of Science Management Corporation ("SMC") as a result of its acquisition as described in Note A on page 6.

     Purchased services and materials for the second quarter of fiscal year 1998 increased by $4,457,000 (148%) compared to costs for the comparable period of the previous fiscal year. The increase is primarily due to the increase in purchased services and materials from the SMC McEver design construction subsidiary of SMC.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflects the actual work performed by the Company. Net service revenue increased by 45% compared to the second quarter of fiscal year 1997. The increase is due to the higher volume in gross revenue.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased to 88.3% in the second quarter of fiscal year 1998 compared to 81.4% in the second quarter of fiscal year 1997. The increase is due to the lower overhead markup of the newly acquired SMC, project reserves in SMC of approximately $443,000, goodwill expense associated with the acquisition of SMC of approximately $60,000, lower labor utilization in Versar, and the winding down of the Company's EIMS software business of $132,000.

     Selling, general and administrative expenses were 10.3% of net service revenue in the second quarter of fiscal year 1998, compared to 15.9% in the second quarter of fiscal year 1997. The decrease is primarily due to the higher net service revenue, while the Company maintained expenditure levels at 6% below the second quarter fiscal year 1997 levels.

     Other costs include costs and revenues that are not attributable to contracts. For the second quarter of fiscal year 1997, the Company recognized non-compete income for the sale of its majority-owned subsidiary, Gammaflux, Inc. of $11,000.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating income for the second quarter of fiscal year 1998 was $152,000, a decrease of $70,000 compared to the second quarter of fiscal year 1997. The decrease is the result of the increased direct costs of services and overhead as mentioned above.

     Interest expense during the second quarter of fiscal 1998 increased by $50,000 compared to interest expense for the comparable period for the previous fiscal year. The increase is due to the financing of the acquisition of SMC and the increased usage of the Company's working capital line of credit in the second quarter of fiscal year 1998.

     Income tax expense during the second quarter of fiscal year 1998 decreased by $79,000 compared to such costs for the comparable period of the previous fiscal year. The decrease in income tax expense is due to the reduction of the Company's valuation allowance against deferred tax assets during the quarter and lower taxable income as compared to the second quarter of fiscal year 1997. (See Note D on page 7)

     Versar had a net income of $350,000 in the second quarter of fiscal year 1998 compared to a net income of $391,000 in the second quarter of fiscal year 1997. The decrease is primarily due to the higher direct costs of services and overhead and higher interest expense as mentioned above.

Six Month Comparison of Fiscal Years 1998 and 1997
--------------------------------------------------

     Versar's gross revenue for the six months ended December 31, 1997 totaled $35,676,000, an increase of $13,469,000 (61%) compared to gross revenue of $22,207,000 for the first six months of the prior fiscal year. The increase is due to the inclusion of the revenues of SMC.

     Purchased services and materials for the first six months of fiscal year 1998 increased by $6,913,000 (105%) compared to such costs for the comparable period of the previous fiscal year. The increase is primarily due to the increase on purchased services and materials from the SMC McEver design and construction subsidiary of Science Management Corporation.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Net service revenue increased by 42% compared to the first six months of fiscal year 1997. The increase is due to the higher volume in gross revenue.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased to 86.8% in the first six months of fiscal year 1998 compared to 81.4% the first six months of fiscal year 1997. The increase is due to the lower overhead markup of the newly acquired SMC, project reserves in SMC, goodwill expense associated with the acquisition of SMC, lower labor utilization in Versar, and the winding down of the Company's EIMS software business.

     Selling, general and administrative expenses were 10.7% of net service revenue in the first six months of fiscal year 1998, compared to 15.4% in the first six months of fiscal year 1997. The decrease is primarily due to the higher net service revenue, while the Company maintained expenditure levels at fiscal year 1997 levels.

     Other costs include costs and revenues that are not attributable to contracts. For the first six months of fiscal year 1997, the Company recognized non-compete income for the sale of its majority-owned subsidiary, Gammaflux, Inc. of $21,000.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating income for the first six months of fiscal year 1998 was $552,000, an increase of $19,000 compared to the first six months of fiscal year 1997. The increase is the result of the higher gross revenue as mentioned above.

     Interest expense during the first six months of fiscal 1998 increased by $94,000 compared to such costs for the comparable period for the previous fiscal year. The increase is due to the financing of the acquisition of SMC and the increased usage of the Company's working capital line of credit in the first six months of fiscal year 1998.

     Income tax expense during the first six months of fiscal year 1998 decreased by $28,000 compared to costs for the comparable period of the previous fiscal year. The decrease in income tax expense is due to the reduction of the Company's valuation allowance against deferred tax assets during the quarter and lower taxable income as compared to the first six months of fiscal year 1997. (See Note D on page 7)

     Versar had a net income of $553,000 in the first six months of fiscal year 1998 compared to a net income of $656,000 in the first six months of fiscal year 1997. The decrease is primarily due to the higher direct costs of services and overhead during the second quarter of fiscal year 1998 and higher interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's current working capital at December 31, 1997 approximated $8,846,000 or $295,000 (3%) lower than at June 30, 1997. In addition, the
Company's current ratio at December 31, 1997 was 1.85 to 1, slightly higher than that reported at the end of fiscal year 1997. The decreased working capital is primarily the result of the payment of long-term debt during the first six months of fiscal year 1998.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,350,000 reserve for the guarantee of debt of Sarnia and outstanding loan balances (approximately $1,810,000 at December 31, 1997). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate (8.25% at December 31, 1997.) A fee of 1/4% on the unused portion of the line of credit is also charged. This line of credit is guaranteed by the Company and each of the Company's wholly-owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at December 31, 1997 was approximately $1,190,000. Advances on the line of credit are due on November 30, 1998. The Company was in compliance with the financial covenants at December 31, 1997. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet its working capital needs for fiscal year 1998.

     Approximately $150,000 will be required for capital expenditures during the remainder of fiscal year 1998 and will be funded out of current working capital.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Completion of Acquisition of Science Management Corporation
-----------------------------------------------------------

     On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for aggregate consideration of $2,870,000 paid in cash. The acquisition was financed by a three year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1997) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. Principal payments on the term note of $520,833, $750,000, and $687,500 are due in fiscal years 1998, 1999, and 2000, respectively. On July 29, 1997, Versar and SMC entered into an Agreement and Plan of Merger pursuant to which Versar obtained the remaining SMC common stock for newly issued shares of Versar common stock via a merger of SMC with a newly formed wholly owned subsidiary of Versar. The merger was completed on October 23, 1997 for the remaining 46.5% of SMC, which was accounted for in the second quarter of fiscal year 1998. The transaction costs associated with the merger are expected to be approximately $600,000.

Subsequent Event
----------------

     On January 30, 1998, Versar completed the acquisition of Greenwood Partnership ("Greenwood"). As a part of the acquisition, the company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of $671,791, paid $300,000 in cash, recorded a four year note payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The assets of Greenwood are now included as collateral as part of the company's line of credit.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost-plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.


          THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1996, Flintlock Ltd, a client of SMC McEver, an indirect subsidiary of Versar, filed an action in the 165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. The parties have agreed to submit the claims to third party mediation after several depositions are completed. SMC McEver has retained counsel and is defending this matter vigorously. The Company does not expect the outcome of this litigation to have a material adverse effect on its financial condition or its results of operations.

     Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 12, 1997. The matters voted on at the Annual meeting were as follows:

     (1)  The Election of Directors
              The nomination of Rawls, Markels, Durfee, Shields, Rice, Moore, Judkins, Skidmore, Caras, and Gladstone to serve as directors of the Company was approved as indicated below:

                                     Vote          Withheld
                                      for         Authority
                                   ---------      ---------

     Benjamin M. Rawls             3,782,080         33,507

     Michael Markels, Jr.          3,790,671         24,916

     Robert L. Durfee              3,794,735         20,852

     Thomas J. Shields             3,798,742         16,845

     M. Lee Rice                   3,798,742         16,845

     Pat H. Moore                  3,789,593         25,994

     Charles I. Judkins            3,798,242         17,345

     James A. Skidmore, Jr.        3,797,592         17,995

     Constantine G. Caras          3,791,901         23,686

     David Gladstone               3,798,742         16,845

     (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 1998. The appointment of Arthur Andersen LLP was ratified as the Company's independent accountants as follows:

              For                  Against             Abstain
          ---------               ---------           ---------

          3,788,546                  19,984               7,057

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






                                                    VERSAR, INC.
                                         ------------------------------
                                                    (Registrant)






                                       By:  /S/ Benjamin M. Rawls
                                          -----------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief
                                           Executive Officer



                                       By:  /S/ Lawrence W. Sinnott
                                          -----------------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer, Treasurer,
                                           and Principal Accounting Officer











Date:  February 10, 1998