Form 10-Q
period 1998-03-31
VERSAR INC
filed 1998-05-13
CIK 803647

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  March 31, 1998  Commission File Number 1-9309
                              ----------------                        -------


                                VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                   54-0852979
----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                           22151
----------------------------------         -----------------------------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 750-3000
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

                                 Yes  X   No
                                    -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class of Common Stock         Outstanding at April 30, 1998
            ---------------------         -----------------------------
              $ .01 par value                    6,044,778 shares

                        VERSAR, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1998 and June 30, 1997.                             3

            Consolidated Statements of Operations for the
            Three-Month and Nine-Month Periods Ended
            March 31, 1998 and 1997.                                      4

            Consolidated Statements of Cash Flows
            for the Nine-Month Periods Ended
            March 31, 1998 and 1997.                                      5

            Notes to Consolidated Financial Statements                  6-8

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations           8-11


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                            11

   ITEM 6 - Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                               12

   EXHIBIT 11 - Computation of Per Share Earnings                        13

                        VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (In thousands)


                                                    March 31,        June 30,
                                                      1998             1997
                                                   -----------      -----------
                                                   (unaudited)
ASSETS
  Current assets
    Cash. . . . . . . . . . . . . . . . . . . .    $      193       $      437
    Accounts receivable, net. . . . . . . . . .        20,688           17,525
    Prepaid expenses and other current assets .         1,778            1,489
    Deferred income taxes . . . . . . . . . . .           652              652
                                                   -----------      -----------
        Total current assets. . . . . . . . . .        23,311           20,103

  Property and equipment, net . . . . . . . . .         3,070            2,275
  Deferred income taxes . . . . . . . . . . . .           557              257
  Goodwill. . . . . . . . . . . . . . . . . . .         6,070            2,501
  Other assets. . . . . . . . . . . . . . . . .           277              312
                                                   -----------      -----------
        Total assets. . . . . . . . . . . . . .    $   33,285       $   25,448
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . .    $    5,135       $    4,959
    Bank line of credit . . . . . . . . . . . .         3,782              274
    Current portion of long-term debt . . . . .         1,451              819
    Accrued salaries and vacation . . . . . . .         2,640            1,627
    Other liabilities . . . . . . . . . . . . .         1,577            3,283
                                                   -----------      -----------
        Total current liabilities . . . . . . .        14,585           10,962

  Long-term debt. . . . . . . . . . . . . . . .           875            1,437
  Other long-term liabilities . . . . . . . . .         2,702            2,026
  Reserve on guarantee of real estate debt. . .         1,275            1,500
                                                   -----------      -----------
        Total liabilities . . . . . . . . . . .        19,437           15,925
                                                   -----------      -----------

  Commitments and Contingencies

    Stockholders' equity
      Common stock, $.01 par value; 30,000,000
       shares authorized; 6,043,778 shares and
       5,151,792 shares issued and outstanding
       at March 31, 1998 and June 30, 1997,
       respectively . . . . . . . . . . . . . .            60               52
      Capital in excess of par value. . . . . .        17,307           13,788
      Accumulated deficit . . . . . . . . . . .        (3,504)          (4,317)
      Cumulative foreign currency translation
       adjustment . . . . . . . . . . . . . . .           (15)             ---
                                                   -----------      -----------
        Total stockholders' equity. . . . . . .        13,848            9,523

        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . .    $   33,285       $   25,448
                                                   ===========      ===========

                    The accompanying notes are an integral part of
                        these consolidated financial statements

                            VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                 (Unaudited - in thousands, except per share amounts)

                                For the Three-Month       For the Nine-Month
                              Periods Ended March 31,   Periods Ended March 31,
                              -----------------------   -----------------------

                                 1998         1997         1998         1997
                              ----------   ----------   ----------   ----------

GROSS REVENUE . . . . . . .   $  22,837    $  10,727    $  58,513    $  32,934
Purchased services and
 materials, at costs. . . .       9,449        3,022       22,955        9,614
                              ----------   ----------   ----------   ----------

NET SERVICE REVENUE . . . .      13,388        7,705       35,558       23,320
Direct costs of services
 and overhead . . . . . . .      11,658        6,345       30,904       19,047
Selling, general and
 administrative expenses. .       1,369          998        3,741        3,398
Other income. . . . . . . .         ---          (11)         ---          (32)
                              ----------   ----------   ----------   ----------
OPERATING INCOME. . . . . .         361          373          913          907

OTHER EXPENSE
Interest expense. . . . . .         124           11          255           48
Income tax expense
 (benefit). . . . . . . . .         202          146           70          (14)
                              ----------   ----------   ----------   ----------

NET INCOME. . . . . . . . .   $      35    $     216    $     588    $     873
                              ==========   ==========   ==========   ==========

NET INCOME PER SHARE
 - BASIC. . . . . . . . . .   $     ---    $     .04    $     .10    $     .17
                              ==========   ==========   ==========   ==========

NET INCOME PER SHARE
 - DILUTED. . . . . . . . .   $     ---    $     .04    $     .10    $     .17
                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . .       6,393        5,209        5,990        5,101
                              ==========   ==========   ==========   ==========

                    The accompanying notes are an integral part of
                        these consolidated financial statements.

                             VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                               (Unaudited - in thousands)

                                                         For the Nine-Month
                                                       Periods Ended March 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . . . .   $     588    $     873
  Adjustments to reconcile net income to
   net cash provided by operating activities
       Depreciation and amortization . . . . . . . .         960          524
       Provision for doubtful accounts receivable. .         (75)         (72)
       Loss on sale of property and equipment. . . .          21          ---
       Common stock issued to ESSOP. . . . . . . . .         257          399
       Deferred tax benefit. . . . . . . . . . . . .        (300)        (358)
                                                       ----------   ----------
         Subtotal. . . . . . . . . . . . . . . . . .       1,451        1,366

  Changes in assets and liabilities, net of asset
   dispositions
       (Increase) decrease in accounts receivable. .      (3,521)         491
       (Increase) decrease in prepaids and other
        assets . . . . . . . . . . . . . . . . . . .      (1,123)         117
       Increase in accounts payable. . . . . . . . .         176          185
       Increase in accrued salaries and vacation . .       1,013           66
       Decrease in other liabilities . . . . . . . .          34         (225)
                                                       ----------   ----------
          Net cash (used in) provided by operating
            activities . . . . . . . . . . . . . . .      (1,970)       2,000

Cash flows from investing activities
  Purchase of property and equipment . . . . . . . .        (561)        (452)
  Acquisition of business. . . . . . . . . . . . . .        (888)         ---
                                                       ----------   ----------
          Net cash used in investment activities . .      (1,449)        (452)

Cash flows from financing activities
  Net borrowings (payments) on bank line of credit .       3,508         (492)
  Principal payments on long-term debt . . . . . . .        (562)         ---
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . . . . .         244           27
                                                       ----------   ----------
          Net cash provided by (used in) financing
            activities . . . . . . . . . . . . . . .       3,190         (465)
                                                       ----------   ----------
Effect of exchange rate changes on cash. . . . . . .         (15)         ---
                                                       ----------   ----------

Net (decrease) increase in cash. . . . . . . . . . .        (244)       1,083
Cash at the beginning of the year. . . . . . . . . .         437           83
                                                       ----------   ----------

Cash at the end of the period. . . . . . . . . . . .   $     193    $   1,166
                                                       ==========   ==========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . . . . .   $     250    $      53
    Income taxes . . . . . . . . . . . . . . . . . .         319          250

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

     The statements in this report, including statements under the headings of Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations, and the attached financial statements, reflect the business lines and financial results of Science Management Corporation ("SMC") all of the outstanding stock of which was acquired by Versar by merger on October 23, 1997. On May 2, 1997, Versar purchased a majority of the outstanding common stock and all of the outstanding preferred stock of SMC. As a result, for the first quarter and a portion of the second quarter ending October 23, 1997 of fiscal 1998, SMC was included in Versar's financial statements as a majority owned subsidiary. In addition, because SMC had negative retained earnings, the entire net income of SMC for the period July 1, 1997 through October 23, 1997 was included in Versar's results. Subsequent to the consummation of the merger on October 23, 1997, SMC has been a wholly owned subsidiary.

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. ("Greenwood"). As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of $671,791, paid $300,000 in cash, recorded an additional note payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Greenwood are now included as collateral as part of the Company's line of credit.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1998, and the results of operations for the first nine months ended March 31, 1998 and 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At June 30, 1997, the Company had $1.242 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance had been established. Approximately $0.3 and $0.358 million of the valuation allowance was reversed into income during the second quarter of fiscal years 1998, and 1997, respectively.

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

     The Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statements of Operations. The Company was required to adopt the provisions of the standard during the second quarter of 1998, and as required restated prior years' earnings per share.

(G)  Common Stock

     In the fiscal year 1997, Versar issued approximately 226,242 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1996 and 1997. Approximately 78,444 shares were issued to the employee benefit plans in the first nine months of fiscal year 1998 for fiscal years 1998 and 1997.

(H)  Translation of Foreign Currencies

     Local currencies have been determined to be functional currencies for the company's international operations. Foreign currency balance sheets are translated at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting translation gains or losses are included as "foreign currency translation adjustments" in the calculation of other comprehensive income and included in the equity section of the Consolidated Balance Sheet.

                        VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(I)  Completion of SMC Merger

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


ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

Third Quarter Comparison of Fiscal Years 1998 and 1997
------------------------------------------------------

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

     Versar's gross revenue for the fiscal quarter ended March 31, 1998 totaled $22,837,000, an increase of $12,110,000 (113%) compared to gross revenue of $10,727,000. The increase is due to a 13% increase in Versar's base business and the inclusion of revenues of Science Management Corporation ("SMC") and two months revenues from the acquisition of Greenwood during the quarter.

     Purchased services and materials for the third quarter of fiscal year 1998 increased by $6,427,000 (213%) compared to costs for the comparable period of the previous fiscal year. The increase is due to a 41% increase in purchased services and materials in Versar's base business with the balance due to purchased services and materials from SMC McEver, a design construction subsidiary of SMC.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflects the actual work performed by the Company. Net service revenue increased by 74% compared to the third quarter of fiscal year 1997. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of costs to net service revenue increased to 87.1% in the third quarter of fiscal year 1998 compared to 82.3% in the third quarter of fiscal year 1997. The increase is due to the lower overhead markup of the newly acquired SMC, project losses in SMC of approximately $255,000, goodwill expense associated from acquisitions of approximately $100,000, and lower labor utilization in Versar.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses were 10.2% of net service revenue in the third quarter of fiscal year 1998, compared to 13.0% in the third quarter of fiscal year 1997. The decrease is primarily due to higher net service revenue. In the third quarter of fiscal year 1997, the Company reversed approximately $200,000 due to the resolution of the Windolph suit and other legal matter.

     Other costs include costs and revenues that are not attributable to contracts. For the third quarter of fiscal year 1997, the Company recognized non-compete income for the sale of its majority-owned subsidiary, Gammaflux, Inc. of $11,000.

     Operating income for the third quarter of fiscal year 1998 was $361,000, a decrease of $12,000 compared to the third quarter of fiscal year 1997. The decrease is the result of the increased direct costs of services and overhead as mentioned above.

     Interest expense during the third quarter increased by $113,000 compared to interest expense for the comparable period for the previous fiscal year.
The increase is due to the financing of the acquisition of SMC, financing SMC's working capital, and the purchase of Greenwood during the quarter.

     Income tax expense during the third quarter of fiscal year 1998 increased by $56,000 compared to such costs for the comparable period of the previous fiscal year. The increase in income tax expense is due to the completion of the evaluation of the tax alternatives the Company would take associated with the SMC acquisition. Initially, the transaction had been contemplated as a stock transaction. After evaluating the SMC transaction, the Company was not able to utilize the 338(h)(10) election, which would essentially enable the Company to deduct the goodwill for tax purposes. Because the Company is not able to deduct the goodwill associated with the SMC acquisition for tax purposes, the impact for the nine months of fiscal year 1998 was charged in the third quarter of fiscal year 1998. The impact is $107,000 in the third quarter of fiscal year 1998 and the effective tax rate for the third quarter and nine months of fiscal year 1998 was 85% and 56%, respectively. The Company's net operating losses associated with SMC transaction is approximately $5,000,000. Due to the change in control, the utilization of the net operating losses is limited to approximately $300,000 per year. As the net operating losses are utilized, they will be credited back to goodwill and will not impact the results of operations.

     Versar had net income of $35,000 during the third quarter of fiscal year 1998 compared to net income of $216,000 in the third quarter of fiscal year 1997. The decrease is due to the higher direct cost of services, interest expenses, and higher effective tax rates as mentioned above.

Nine Month Comparison Years 1998 and 1997
-----------------------------------------

     Versar's gross revenue for the nine months ended March 31, 1998 totaled $58,513,000, an increase of $25,579,000 (78%) compared to gross revenue of $32,934,000 for the nine months of the prior fiscal year. The increase is due to the inclusion of revenues of SMC and Greenwood.

     Purchased services and materials for the nine months of fiscal year 1998 increased by $13,341,000 (139%) compared to such costs for the comparable period of the previous fiscal year. The increase is primarily due to the increase in purchased services and materials from the SMC McEver design and construction subsidiary of SMC.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Net service revenue increased by 52% compared to the nine month period of fiscal year 1997. The increase is due to the higher volume in gross revenue.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Direct costs of services and overhead as a percentage of net service revenue increased to 86.9% in the nine month period of fiscal year 1998 compared to 81.7% in the nine month period of fiscal year 1997. The increase is due to the lower markup on the newly acquired SMC, project reserves and overruns in SMC, goodwill expense, lower labor utilization in Versar, and the winding down of the Company's EIMS software business.

     Selling, general and administrative expenses were 10.5% of net service revenue in the nine month period of fiscal year 1998, compared to 14.6% in the nine months of fiscal year 1997. The decrease is primarily due to higher net service revenue. In the third quarter of fiscal year 1997 the Company reversed $200,000 of reserves due to the resolution of several legal issues.

     Other costs for the nine month period ended March 31, 1997 was $32,000 associated with non-compete income from the sale of the Company's majority-owned subsidiary, Gammaflux, Inc.

     Operating income for the nine month period of fiscal year 1998 was $913,000, an increase of $6,000 compared to the nine month period of fiscal year 1997.

     Interest expense during the nine month period increased by $207,000 compared to interest expense for the comparable period for the previous fiscal year. The increase is due to the financing of the acquisition of SMC, financing SMC's working capital, and the purchase of Greenwood during the nine month period.

     Income tax expense during the nine month period of fiscal year 1998 increased by $84,000 compared to costs for the comparable period of the previous fiscal year 1997. The increase is due to the higher effective tax rate of 56% for the nine month period in fiscal year rate compared to 40% in nine month period of fiscal year 1997 because the company will not be able to deduct the goodwill expense of SMC for tax purposes.

     Versar had net income $588,000 in the nine month period of fiscal year 1998 compared to net income of $873,000 in the nine month period of fiscal year 1997. The decrease is due to the higher direct costs of services and overhead and interest expense in the second and third quarters of fiscal year 1998.

Liquidity and Capital Resources
-------------------------------

     The Company's current working capital at March 31, 1998 approximated $8,726,000 or $415,000 (5%) lower than at June 30, 1997. In addition, the
Company's current ratio at March 31, 1998 was 1.6 to 1. The decreased working capital is primarily the result of the payment of long-term debt and increased borrowing of the line of credit during the first nine month period of fiscal year 1998.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,275,000 reserve for the guarantee of debt of Sarnia and outstanding loan balances (approximately $1,685,000 at March 31, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate (8.25% at March 31, 1998.) A fee of 1/4% on the unused portion of the line of credit is also charged. This line of credit is guaranteed by the Company and each of the Company's wholly-owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 1998 was approximately $1,218,000. Advances on the line of credit are due on November 30, 1998. The Company was in compliance with the financial covenants at March 31, 1998. Management believes that cash generated by operations and borrowings available under the line of credit will be adequate to meet its working capital needs for fiscal year 1998.

     Approximately $100,000 will be required for capital expenditures during the remainder of fiscal year 1998 and will be funded out of current working capital.

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

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000.
This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Versar is in the process of evaluating the different options that are available to upgrade the Company's existing data processing and financial reporting software applications to be Year 2000 compliant. Presently, Versar does not believe that Year 2000 compliance will result in any material investments, nor does Versar anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of Versar. In addition, Versar is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of Versar. There can be no assurance, however, that the year 2000 problem will not adversely affect Versar and its business.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1996, Flintlock Ltd, a client of SMC McEver, an indirect subsidiary of Versar, filed an action in the165th Judicial District Court of Harris County, Texas, entitled Flintlock Ltd. v. SMC McEver, Inc., Case No. 96-002700. Flintlock alleged that SMC McEver negligently failed to manage the construction of a citronella candle project and negligently misrepresented the project's cost. Flintlock asserts that it incurred over $700,000 in damages. SMC McEver denied the allegations and has counterclaimed for over $244,000 which it claims is due under the contract between the parties. The parties have taken certain discovery which remains ongoing. Flintlock recently changed counsel and, at its request, the trial date is now set for the week of
August 31, 1998.  Settlement discussions between the parties continue.   Based
upon consultation with outside counsel, management does not believe that an adverse outcome on this lawsuit will have a material impact on Versar's consolidated financial condition or its results of operations.

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






                                                 VERSAR, INC.
                                          -------------------------
                                                 (Registrant)






                                       By: /S/ Benjamin M. Rawls
                                          -------------------------
                                          Benjamin M. Rawls
                                          Chairman and Chief Executive Officer



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











Date: May 13, 1998