Form 10-K
period 1998-06-30
VERSAR INC
filed 1998-09-28
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                          COMMISSION FILE
                JUNE 30, 1998                                   NO. 1-9309

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1998 was approximately $9,516,483.

         The number of shares of Common Stock outstanding as of September 1, 1998 was 6,108,349.

         The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 18 through 22 hereof.

                    -------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1998 Annual Meeting of Stockholders scheduled to be held on November 18, 1998 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         In May 1997, Versar acquired a majority interest in the equity of Science Management Corporation ("SMC") and, thereafter in October 1997, acquired the remaining outstanding equity by merging SMC into a wholly owned subsidiary of Versar. During the second half of 1998, Versar discontinued the management services and engineering, design and construction businesses acquired from SMC as a result of poor performance and the lack of anticipated contract backlog. The discontinuance of the engineering, design and construction business was a result of declining oil prices and its impact on the process industries. The management services business acquired from SMC suffered from the loss of three major contracts, which constituted 75% of its revenues. Continuing to operate SMC in its current state would have severely impacted the viability of the entire Company. Versar has developed a plan for the discontinuance of SMC or the sale of the entities. Versar has set up appropriate reserves to shut down the existing businesses or sell them to third parties.

         Versar is a diversified international professional services firm, helping clients in the private and public sectors enhance their performance while reducing costs, conserving energy, and achieving environmental excellence. Versar combines science, technology, and people with specialized skills to identify problems and develop and implement solutions to assist clients achieve their long term goals. As part of these services, we design facilities, systems, and equipment to improve operating performance, conserve resources, reduce emissions and waste generation, which ultimately increase productivity and profitability and protect worker health and safety and our environment.

         Versar's three remaining major business areas include: (1) environmental services; (2) energy service; and (3) facilities infrastructure services. As is indicated below, certain of these business areas have developed as a result of the integration of The Greenwood Partnership ("TGP") into the Versar corporate group and represent a combination of TGP's services with Versar's traditional service offerings.

         ENVIRONMENTAL SERVICES includes a full range of scientific, engineering, and construction services to address the prevention, detection, control, management, and cleanup of toxic substances and hazardous waste in the environment and constituted the primary business line of Versar prior to the acquisition of TGP. Versar emphasizes innovation in process and technology application to achieve better results more quickly and at less cost in today's highly competitive market. Our goal is to help our clients build environmental performance into each aspect of their organizational activities to enhance both their environmental performance and improve their bottom line. Versar achieves this goal by helping clients become more active in preventing pollution, and applying innovative and cost-effective approaches to achieving sustainable growth while maintaining compliance and taking corrective actions to cleanup past problems.

         Today's business challenges require viewing environmental management as integral to a business's, operations so that informed decisions can be made based on the economics of alternate solutions and their impact on productivity and profitability. These challenges are driven by:

    - Complex and changing environmental regulations and the need for a more strategic approach to meet national and international environmental requirements in a way that allows industry to be profitable and competitive in a global market.

    - Increased emphasis on managing compliance as part of operations and recognition that pollution prevention and waste minimization are necessary parts of the long-term solution to local and national environmental challenges.

    - Competition for limited resources and a need for new and better technology to eliminate waste, reduce emissions, and to achieve remediation goals more cost effectively.

Versar provides the following services to help its clients meet these challenges:

Consulting/Engineering. Capitalizing on Versar's combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology, which emphasize pollution prevention and waste reduction. Versar provides nationally recognized expert services in the area of natural resources management and ecological assessments to assist in establishing policies that address issues such as nonpoint source pollution, and health and ecological impacts of industrial effluent discharge practices. Versar also provides consulting and engineering services to industry and government agencies in assessing alternative compliance strategies and their impacts on our customers' operations and profits.

Versar provides turnkey services in evaluating state-of-the-art environmentally friendly and energy efficient technology and designing and installing systems that both enhance operating performance and reduce costs - in most cases providing pollution prevention solutions to compliance problems. For example, Versar redesigned the water cycle of an industrial laundry in the Northeast so that it would recycle and reuse process water. This both reduced water use and operating costs with less than a two year payback. On another project Versar applied an alternative technology and paint formulation for coating mass transit vehicles eliminating the need to install a $4M fume collection system.

Outsourcing.  Versar is increasingly providing on-site and off-site support to
help our customers manage their   environmental programs.  Over the last 5
years we have been providing a full range of pollution prevention, compliance management, cleanup, and O&M services for the Washington, D.C. Metropolitan Transit Authority. Versar also has a total of 19 on-site support staff at DOD installations and industrial facilities across the country managing a wide spectrum of customer's environmental management functions ranging from underground storage tanks (USTs), asbestos abatement programs, air compliance/permitting, real property transfers, and on-site hazardous material pharmacies.

Corrective/Remedial Action. Versar provides the full range of services in remedial/corrective action from site investigation, remedial design, and construction to the operation and maintenance (O&M) of remedial systems. A major accomplishment of the Company in FY98 was the award of a worldwide environmental remedial action services contract (RAC) to support the Air Force Center of Environmental Excellence. This contract has an estimated value of $40M over 5 years and clearly indicates recognition of Versar as a remedial construction contractor which is where the environmental market has been moving over the last few years. Versar brings to its customers innovative solutions to cleanup that are more cost effective and permanent. For example, Versar has successfully demonstrated the effectiveness of a passive reactive wall consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. This eliminated the need to pump and treat the groundwater. Under an existing contract to the Air Force Armstrong Labs, Versar is separating reusable materials from bomb range residues, used targets, and other scrap materials at Nellis Air Force Base. Versar is brokering reusable material to aluminum processors and scrap metal smelters and is saving the government an estimated $3.5M in offsets to the total cleanup cost of $8.6M. Versar is also applying innovative approaches that include creative financing, and stop loss insurance to cleanup opportunities in the redevelopment of industrial properties under EPA and States' Brownfields programs. For example, Versar is in the process of redeveloping a Petroleum Refinery in the Western U.S. where we have assisted the customer in creatively financing of the project through previous insurers of the property. Versar primarily focuses on the enhancement of assets in the cleanup of sites and the redevelopment of industrial facilities and commercial properties. Versar has established alliances with real estate and investment firms to help clients bring new life to other abandoned, contaminated sites in prime real estate locations.

    Versar's Environmental Services address management, compliance, and remedial/corrective needs of clients in a wide range of technical areas including:

    -    Environmental Policy
    -    Air Quality
    -    Water/Groundwater Quality
    -    Waste Management
    -    Risk Assessment
    -    Ecological Studies
    -    Technology Evaluations
    -    Natural Resources Management
    -    Industrial Hygiene
    -    Asbestos and Lead Paint
    -    Tank Management

    Personal Protection Equipment (PPE)/ChemDemilitarization. A specialty area for the Company is its Chemical Surety Laboratory and its related expertise in personal protection equipment. Versar's support to the U.S. Army's Chemical Weapons Demilitarization program is an important business area for Versar. Versar's subsidiary, GEOMET Technologies, Inc., is involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET's program, now in its fourth year, includes outfitting and operating the mobile laboratory, which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management. GEOMET is also in the business of developing and testing PPE. Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and a personal ice cooling system (PICS) for the worker. In July 1998, GEOMET was awarded a $27.5M contract for the production and fielding of the Army's Self-Contained Toxic Environment Protection Outfit (STEPO) System at 73 installations through the year 2002. The system will be used to recover, render safe, store and dispose of unexploded chemical and biological weapons. GEOMET is also a commercial supplier to remedial action contractors and emergency responders of PPE specially qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded this division's offering its services to local, state, United States, and foreign governments in support of counter-terrorism. Management believes the opportunities for commercial application of its products and services will continue to grow in this area.

    ENERGY CONSERVATION SERVICES. With the acquisition of The Greenwood Partnership ("Greenwood" or "TGP"), Versar now includes energy conservation services as part of its core business. This not only helps diversify the

Company's business it provides a new entry to existing and new customers in an emerging growth market. GEOMET Technologies Inc., Versar's subsidiary, has for many years provided demand side management support to utilities in the identification and implementation of efforts to reduce energy consumption. GEOMET has provided energy auditing and energy conservation services for a variety of clients. The Greenwood Partnership brings to Versar, engineering, design, and construction management expertise in the upgrade of plant infrastructure to reduce energy consumption.

    Versar, through TGP, currently has alliances with three major utilities who are marketing and experienced in Energy Services Performance Contracts (ESPC) for the government and industry. These alliances include Duke Energy (DukeSolutions Inc.), Virginia Power and Light (Evantage Co.), and Carolina P&L (Strategic Resources Services). Potential fees on these contracts are based on energy savings that can be achieved. Versar's utility partners make the required investment to upgrade each facility while Versar is reimbursed on the basis of a negotiated fixed fee.

    Major utilities in the ESPC market are driven by the opportunity to develop alliances with government and industry customers as deregulation of this industry occurs in the U.S. The current market in the Federal sector is driven by Executive Order 12902 that requires government facilities to reduce energy consumption by 30% by 2005. However, it is generally believed that an even larger market for energy conservation services exists in the private and commercial sectors.

    FACILITY INFRASTRUCTURE SERVICES include a full range of architectural and engineering services in industrial/commercial facilities and supporting central mechanical and electrical utilities and building systems. It also includes O&M outsourcing services.

    Facility Infrastructure Services is the core business of TGP which has been integrated with Versar's engineering capabilities of Versar's core environmental engineering services. This combined capability allows the Company to bring state-of-the-art technology to its customers in reducing waste, minimizing emissions, and in recovering and reusing resources to achieve a sustainable business environment. For example, TGP recently designed a microchip manufacturing facility deploying state-of-the-art material handling, waste treatment, and utility infrastructure support technology.

    Key industrial sectors that the Company serves include the pharmaceuticals, electronics, biotechnology, food processing, paper products, film, plastics and fiber industries. Services include architectural design, site development, as well as the design, construction or design-build of plant facility, and supporting utility, material handling, and waste management systems.

    Versar/TGP provides design expertise in plant structures and associated utilities, fuel handling, chemical treatment, distribution, piping systems instrumentation and controls, substations and electric power distribution systems. Systems are designed to optimize performance, environmental compliance, safety, energy use, and utilization of space. Economic evaluations of alternative designs, fuels, and operating parameters are conducted to produce bottom line savings for our customers throughout the life cycle of heating, cooling and electric power systems.

    Services are performed for a wide range of corporate, industrial, commercial, state, Federal, health care and educating customers. Specific services include:

    -    Retrofit and Renovations
    -    Energy Management Studies and Audits
    -    Fire Protection
    -    Life Safety
    -    Performance Contracting

    -    Life-Cycle Analysis
    -    Heating and Cooling Distribution Systems
    -    Electrical Power and Lighting
    -    Building HVAC Systems

    Versar is offering to take over the operation and maintenance of utility infrastructure systems of its customers on a contract services basis.


MARKETS

    Versar's markets are evolving in response to its clients' changing needs, and market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. Versar has diversified its business over the last few years, primarily through the acquisition of TGP, with a much greater emphasis on (1) environmental services which help the bottom line such as P2 initiatives with short paybacks and redevelopment of industry properties and conversion of military bases for alternative productive uses, (2) the emerging energy conservation services markets with TGP providing Versar with alliances and core capabilities to enter this new market, and (3) facilities infrastructure services to respond to our clients' increasing need to upgrade plant and equipment to improve their operating performance and to outsource non-core functions.

Versar is participating in a number of growth markets.  These include:

    - Industry's continued focus on productivity improvement with increased need for services in upgrading plant and utility infrastructure.

    - Deregulation of the energy industry presents opportunities for Versar through TGP in energy conservation projects.

    - Government /commercial interest in expanding capability to respond to potential terrorism worldwide will provide continued growth opportunities for Versar (GEOMET) services in personnel protection equipment.

    - Brownsfield legislation and tax incentives will provide opportunities for growth of Versar's environmental cleanup services.

    - Continued pressure to reduce environmental management cost will provide opportunities for Versar to grow its business in pollution prevention, and outsourcing services.

    Versar's current client base is well balanced with 44 percent industrial/commercial and 56 percent government. Versar also provides a wide range of services to the financial/real estate/insurance business sector, transportation and communications sector, services industries and others.

    The U.S. Department of Defense (DOD) is Versar's largest government client, making up 33 percent of its business base. DOD is going through many of the same issues as are faced in private industry with restructuring and cost reduction in response to increasing budget limitations. DOD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. The major focus over the next few years will be the to reduce its infrastructure. Versar is a major support contractor to DOD, offering the same range of services as in the private sector. The U.S. Environmental Protection Agency (EPA) makes up 7 percent of Versar's business and is growing in new areas such as water quality, risk assessment, and natural resources management. Versar thus maintains extensive knowledge of regulatory trends and their impacts. Other Federal clients make up 5 percent of our business and include NASA, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments make up 11 percent of Versar's business.

COMPETITION

    Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, its competitors are larger and have greater financial resources. Versar has historically competed primarily on its scientific, technological, and engineering expertise as well as costs. As Versar's business mix shifts more toward providing turnkey infrastructure and resources management support services, Versar will compete with more facility O&M and engineering/construction contractors on projects that lend themselves more to innovation in approach, technology application, and project financing -- areas where Versar's senior management are skilled in packaging responses to new and different opportunities. In essence, the market is changing rapidly, and Versar is taking advantage of these changes to position itself for substantial growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

BACKLOG

    As of June 30, 1998, total backlog for Versar, including unfunded tasks and orders, was approximately $301 million, as compared to approximately $340 million as of June 30, 1997. Funded backlog for Versar was approximately $30 million, a decrease of 27 percent compared to approximately $41 million as of June 30, 1997, as a result of the discontinuance of the operations of SMC, which made up approximately $15 million of the fiscal year 1997 backlog.
Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized and for which Versar and the client are contractually obligated to perform. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

EMPLOYEES

    At June 30, 1998, Versar had approximately 441 full-time employees, of which approximately 394 were engineers, scientists, and other professionals. Seventy-five percent of the Company's professional employees have a bachelors degree, 30% have a masters degree, and 4% have doctorate degrees.

ITEM 2.  PROPERTIES

         The Company's executive office is located in a building in Springfield, Virginia, a suburb of Washington, D.C. In June 1995, Versar leased 73,371 square feet in two buildings from Sarnia Corporation. In October 1997, Versar reduced this leased space to 68,414 square feet. The rent is subject to a 4% escalation per year. Both lease streams are subject to adjustment on June 1, 1999 and 2004. In these years, the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

         As of September 1, 1998, the Company had under lease an aggregate of approximately 209,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Richmond, and Williamsburg, VA; Tempe, AZ; Alameda and Fair Oaks, CA; Northglenn, CO; Miami, FL; Lombard, IL; Burlington, MA; Hopkins, MN; Columbia, Gaithersburg and Germantown, MD; Bristol, PA; San Antonio, TX; and American Fork, UT. These leases are generally for terms of five years or less.

         Versar believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1994, SMC Environmental Services Group, Inc., an indirect subsidiary of Versar, a former employee of SMC, and two other entities were sued by Edward A. Long, an employee of an operator of a municipal waste transfer station. Mr. Long alleges that in October 1992, while transferring leachate from a holding tank to a tanker truck, he blacked-out and suffered serious personal injuries. The lawsuit, entitled Edward A. Long v. Lehigh Valley Recycling, Inc. et al., No. 94-20222, was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, Civil Division. SMC Environmental and its employee, who had been retained by the owner of the municipal waste transfer station to help finalize a permit application with the Pennsylvania Department of Environmental Protection in 1988, filed an answer denying the allegations. The parties have undertaken certain discovery which remains ongoing. Because this claim arose prior to the acquisition of SMC and its subsidiaries by Versar, the Company is reviewing the insurance coverage available to the Company. Based upon consultation with outside counsel, management does not believe the ultimate outcome of this lawsuit will have a material impact on Versar's consolidated financial condition or its results of operations.

         Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1998.

EXECUTIVE OFFICERS

The current executive officers of Versar, and their ages as of September 1, 1998, their current offices or positions and their business experience for the past five years are set forth below.

NAME                                AGE                       POSITION WITH THE COMPANY
----                                ---                       -------------------------
Benjamin M. Rawls                   57                        Chairman, Chief Executive
                                                              Officer and President

Thomas S. Rooney                    64                        Executive Vice President and
                                                              Chief Operating Officer

Robert L. Durfee                    62                        Executive Vice President,
                                                              President, GEOMET Technologies, Inc.

Lawrence A. White                   55                        Executive Vice President,
                                                              Corporate Development

Lawrence W. Sinnott                 36                        Vice President,
                                                              Chief Financial Officer and Treasurer

James C. Dobbs                      53                        Vice President, General Counsel and
                                                              Secretary

Gayaneh Contos                      62                        Senior Vice President

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

         THOMAS S. ROONEY, P.E., B.S.C.E., joined Versar in 1991 as Executive Vice President and Chief Operating Officer. From 1989 to 1991, Mr. Rooney was the President of Rooney Consulting, Inc., an environmental engineering company in Haddonfield, New Jersey. Between 1987 and 1989, he was President of Orfa Corporation, a company that built and operated plants that recycle municipal solid waste into useful end products.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock is traded on the American Stock Exchange (the "AMEX"), under the symbol VSR. At June 30, 1998, the Company had 856 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 1998 and 1997 are presented below.

           Fiscal Year                                                       High              Low
-------------------------------                                             -------         --------
1998     4th Quarter    . . . . . . . . . . . . . . . . . . .               $ 6.750          $ 3.875
         3rd Quarter    . . . . . . . . . . . . . . . . . . .                 5.875            4.250
         2nd Quarter    . . . . . . . . . . . . . . . . . . .                 6.250            4.813
         1st Quarter    . . . . . . . . . . . . . . . . . . .                 5.750            3.500


           Fiscal Year                                                       High              Low
-------------------------------                                            --------         --------
1997     4th Quarter    . . . . . . . . . . . . . . . . . . .               $ 4.000          $ 3.188
         3rd Quarter    . . . . . . . . . . . . . . . . . . .                 4.188            3.000
         2nd Quarter    . . . . . . . . . . . . . . . . . . .                 3.250            2.563
         1st Quarter    . . . . . . . . . . . . . . . . . . .                 3.938            2.563

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                                     For the Years Ended June 30,
                                                                 ---------------------------------------------------------------
                                                                     1998           1997       1996         1995        1994
                                                                 ------------   ----------- ----------- ----------- ------------
                                                                             (In thousands, except per share data)
Consolidated Statement of Operations
   related data:

Gross Revenue . . . . . . . . . . . . . . . . . . . . . . . .       $ 50,420    $ 44,935    $ 44,283   $  39,090   $   42,764
Net Service Revenue . . . . . . . . . . . . . . . . . . . . .         34,895      31,696      31,919      29,347       31,032
Operating Income (Loss) . . . . . . . . . . . . . . . . . . .            378       1,266         872         560       (1,269)
Income (Loss) from Continuing
  Operations    . . . . . . . . . . . . . . . . . . . . . . .            276       1,109         992         458       (2,658)
(Loss) Income from Discontinued
  Operations    . . . . . . . . . . . . . . . . . . . . . . .         (8,829)        147         ---         ---          ---
Net (Loss) Income . . . . . . . . . . . . . . . . . . . . . .         (8,553)      1,256         992         458       (4,367)
Income (Loss) per share from Continuing
  Operations - Diluted  . . . . . . . . . . . . . . . . . . .       $    .05    $    .21    $    .19   $     .09   $     (.59)
(Loss) Income per share from Discontinued
  Operations - Basic and Diluted  . . . . . . . . . . . . . .          (1.55)        .03         ---         ---          ---
Net (Loss) Income per share - Diluted . . . . . . . . . . . .       $  (1.50)   $    .24    $    .19   $     .09   $     (.97)
Weighted Average Shares Outstanding - . . . . . . . . . . . .          5,695       5,286       5,248       4,834        4,481
  Diluted

Consolidated Balance Sheet related data:

Working Capital . . . . . . . . . . . . . . . . . . . . . . .       $  4,720    $  9,140    $  7,629   $   5,425   $    5,261
Current Ratio . . . . . . . . . . . . . . . . . . . . . . . .           1.39        2.21        2.14        1.64         1.68
Total Assets    . . . . . . . . . . . . . . . . . . . . . . .         21,564      21,870      16,979      28,195       27,782

Current Portion of Long-Term Debt . . . . . . . . . . . . . .          1,114         819         323         335        1,201
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .            688       1,437           2           4           17
Mortgage Debt of Sarnia . . . . . . . . . . . . . . . . . . .            ---         ---         ---      12,062       12,403
                                                                    ---------   ---------   ---------  ----------  -----------
Total Debt, excluding bank line of credit . . . . . . . . . .          1,802       2,256         325      12,401       13,621

Stockholders' Equity  . . . . . . . . . . . . . . . . . . . .       $  4,991    $  9,523    $  7,776   $   6,290   $    5,261

         Certain amounts in fiscal year 1994 have been reclassified to reflect Versar Laboratories, Inc. and Gammaflux, Inc. as discontinued operations for comparative purposes. In addition, Versar has included the results of operations and financial position of Sarnia through January 1, 1996. Sarnia was spun-off to stockholders in fiscal year 1994, but continued to be reflected in Versar's financial statements due to the guarantee of all of Sarnia's debt by Versar. After the completion of Sarnia's refinancing of its debt in January 1996, Versar's guarantee was reduced from $12.4 million to $1.5 million and the divestiture was considered complete for accounting purposes. Certain amounts in fiscal year 1997 have been reclassified to reflect the two segments of SMC, engineering, design and construction services and management services, as discontinued operations for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Versar's results of operations include the financial results that are part of the continuing operations of the Company. In May 1997, Versar acquired a majority equity interest in SMC and, thereafter in October 1997, the remaining outstanding equity. Following its acquisition, SMC's engineering, design and construction services and management services segments failed to perform in accordance with the expectations of Versar's management due to significant business shortfalls in these segments. In September 1998, Versar's Board of Directors authorized management to discontinue the operations of Science Management Corporation constituting the engineering, design and construction services and management services segments of Versar. Therefore, results of operations of SMC's two segments have been netted together and presented on one line, as a loss from discontinued operations. The following discussion relates to continuing operations only, unless specifically noted.

         Versar's gross revenues from continuing operations for fiscal year 1998 totaled $50,420,000, or $5,485,000 (12.2%) above fiscal year 1997 gross revenue of $44,935,000.  Gross revenue for fiscal year 1997 was $652,000
(1.5%) above that reported in 1996. The increase in Versar's gross revenue in fiscal year 1998 was due to five months of revenue from the acquisition of the Greenwood Partnership ("TGP") of $2,300,000 and the remaining balance of the increase was with Versar's base business. As reflected in the table on page 14, government revenue represented 56.0% of the total revenue in 1998, compared to 64.0% in 1997 and 66.0% in 1996. The reduction is attributable to the addition of TGP and additional Versar commercial revenues.

         Purchased services and materials for fiscal year 1998 totaled $15,525,000 or $2,286,000 (17.3%) higher than fiscal year 1997 purchased services. Purchased services for fiscal year 1997 were $875,000 (7.1%) higher than reported in fiscal year 1996. The increase in 1998 is due to subcontracted efforts on a remediation project in the Company's Northeast operation.

         Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company.

         Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead. The percentage of these costs to net service revenue increased to 84.3% in 1998 compared to 80.1% in 1997 and 81.4% in 1996. The increase is due to operating losses of EIMS software business and ValuAdd municipal operations of $422,000, lower labor multipliers in TGP and lower margins on existing projects than Versar's base business.

         Selling, general and administrative expenses approximated 13.7% of net service revenue in 1998, compared to 16.0% in 1997 and 15.5% in 1996. The decrease in fiscal years 1998 and 1997 are attributable to the higher net service revenue, while the corporate costs for the Company were reduced.

         Other income includes the costs and revenues that are not directly attributable to contracts. In 1998, the Company had no other income or costs compared to $42,000 and $28,000 of income in fiscal years 1997 and 1996 associated with a non-compete agreement from the sale of its majority-owned subsidiary Gammaflux, Inc.

         In fiscal year 1998, the Company recorded a special charge of $330,000 to write off of receivables and write-off of goodwill for the ValuAdd operations. The Company's decision to shut down the ValuAdd operations is a result of significant business shortfalls in the ValuAdd operations.

         Operating income for 1998 was $378,000, a decrease of $888,000 over fiscal year 1997. The decrease is primarily due to the special charge as mentioned above and the $422,000 of operating losses on EIMS and ValuAdd operations, which were closed in fiscal year 1998.

         Interest expense during 1998 was $251,000, an increase of $154,000 from 1997. The increase is due to the cost of financing for the acquisition of SMC of approximately $150,000.

         Versar's income tax benefit for fiscal year 1998 was $149,000 compared to a tax expense of $60,000 in fiscal year 1997. Due to the losses in the current fiscal year and the non-deductible goodwill from SMC, the Company increased its valuation on deferred tax assets until the earnings improve to ensure the utilization of the tax assets. Refer to Note I of the Notes to Financial Statements.

         In fiscal year 1998, the Company recorded a loss from discontinued operations for the two segments acquired from SMC of $8,829,000 net of $90,000 tax benefit including the write-off of goodwill associated with its acquisition of $5,064,000 and operating losses for a total of $5,776,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition of SMC. As part of the accrued reserves the Company reserved approximately $1,700,000 for operating losses in the phase out of the two segments. (Refer to Note C and I of the Notes to Financial Statements for further information on the discontinuance of the engineering, design and construction services and management services segments of SMC and the related tax impact to the Company.)

         In summary, Versar's net loss was $8,553,000 in fiscal year 1998, compared to net income of $1,256,000 in fiscal year 1997 and net income of $992,000 in fiscal year 1996.

REVENUE

         Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:


                                                                        For the Years Ended June 30,
                                               -------------------------------------------------------------------------------

                                                        1998                         1997                         1996
                                               ---------------------      ----------------------         ---------------------
                                                                       (In thousands, except for percentages)
Government
         EPA                                            $  3,493        7%       $  3,339        7%        $  3,787        9%
         State & Local                                     5,460       11%          6,339       14%           6,733       15%
         Department
            of Defense                                    16,771       33%         15,952       36%          16,479       37%
         Other                                             2,385        5%          2,972        7%           2,035        5%
Commercial                                                22,311       44%         16,333       36%          15,249       34%
                                                        --------   -------       --------      ----        --------      ----
Gross Revenue                                           $ 50,420      100%       $ 44,935      100%        $ 44,283      100%
                                                        ========   =======       ========      ====        ========      ====

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized $1,667,000 of cash in 1998 primarily for working capital requirements at SMC and delayed receipt of receivables.

         The Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. At June 30, 1998, the Company had $4,720,000 of working capital, compared to $9,140,000 in 1997. Working capital decreased by 48% primarily due to poor operating performance of SMC, working capital requirements of SMC and the acquisition of The Greenwood Partnership.

         In April 1997, the Company moved its line of credit facility to NationsBank, N.A. The new line of credit of $5,000,000 is restricted to the borrowing base of qualifying receivables less the balance of $1,200,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,437,500 at June 30, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate (8.16% at June 30, 1998). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1998 was approximately $1,336,000. Advances on the line are due on November 30, 1998. The Company's covenants were modified as of June 30, 1998, due to the discontinuance of the two segments acquired from SMC. Management believes that cash generated by operations and borrowings available under the line of credit and extension of the line will be adequate to meet the working capital needs for fiscal year 1999.

         As previously reported, Versar has guaranteed a five year term loan with an original balance of $1,500,000 and a current balance of $1,200,000 for Sarnia. Versar's reserve against the loan as of June 30, 1998 is $1,200,000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity. Starting in fiscal year 1998, principal payments of $300,000 are due each year and will be added back to Versar's equity as they are paid by Sarnia.

ACQUISITION OF THE GREENWOOD PARTNERSHIP

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. As a part of the acquisition, the Company increased its current line of credit by $2,000,000 to $5,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded additional notes payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Greenwood are now included as collateral under the Company's line of credit.

IMPACT OF INFLATION

         Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

BUSINESS SEGMENT

         In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 becomes effective in Versar's fiscal year 1999. SFAS No. 131 requires disclosure of operating segments of the Company so that the reader can better understand and assess the business enterprise performance taken as a whole. Versar currently has three business segments: environmental services, energy conservation services, and facility infrastructure services. Currently, the energy conservation and facility infrastructure services segments do not meet the reporting requirements under those required by SFAS No. 131 or SFAS No. 14. During fiscal year 1999, the growth in these segments may require the Company to provide financial disclosure as required under SFAS No. 131.

YEAR 2000

         Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000.
This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. On August 4, 1998, the Company's Board of Directors adopted a comprehensive Strategy for Achieving Year 2000 Compliance program for Versar and its subsidiaries. Subsequently, management has begun to implement the eight step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues. Among other things, Versar is in the process of evaluating the different options that are available to upgrade the Company's existing data, business processing and financial reporting software applications to be Year 2000 compliant. Presently, Versar does not believe that Year 2000 compliance will result in any material investments, nor does Versar have any information that the Year 2000 problem will have material adverse effects on the business operations or financial performance of Versar. In addition, Versar is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of Versar. However, the implementation of our in-house and outside survey has just begun, so there can be no assurance that the year 2000 problem will not adversely affect Versar and its business. It is expected to cost between $100,000 to $300,000. Versar expects that the Company will be in Year 2000 compliance by June 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1998 fiscal year and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1998 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  Financial Statements:

                 The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

                 a)  Report of Independent Public Accountants

                 b)  Consolidated Balance Sheets as of June 30, 1998 and 1997

                 c) Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997, and 1996

                 d) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997, and 1996

                 e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996

                 f)  Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules:

                 a) Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1998, 1997, and 1996

                 All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3)  Exhibits:

                 The exhibits to this Form 10-K are set forth in a separate
                 Exhibit Index which is included on pages 17 through 21 of this report.

(B)  Reports on Form 8-K

         None.

                                 EXHIBIT INDEX

                                                                                                                  Page Number/
Item No.                                               Description                                                   Reference
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

  10.39          Agreement dated September 30, 1988 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command
                 Natick Research, Development and Engineering Center as modified
                 through April 26, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (H), (I)

                                                                                                                  Page Number/
Item No.                                       Description                                                           Reference
--------                                       -----------                                                         -----------
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

                                                                                                                  Page Number/
Item No.                                       Description                                                           Reference
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

  10.83             Agreement and Plan of Merger dated July 29, 1997 between the Registrant
                    and Science Management Corporation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (O)

  10.84             Acquisition Promissory Note, dated April 30, 1997, between the Registrant and
                    NationsBank, N.A.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (P)

  10.85             Revolving Promissory Note, dated March 27, 1997, between the Registrant and
                    NationsBank, N.A.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (P)

  10.86             Financing and Security Agreement, dated March 27, 1997, between the Registrant and
                    NationsBank, N.A.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (P)

  10.87             Amendment to Financing and Security Agreement, dated April 30, 1997, between the
                    Registrant and NationsBank, N.A.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (P)

  10.88             The Greenwood Partnership Asset Acquisition Agreement   . . . . . . . . . . . . . . . . . .          25-67

  10.89             Modification to NationsBank loan to increase to $5M   . . . . . . . . . . . . . . . . . . .          68-82

  10.90             AFCEE RAC Contract  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83-185

                                                                                                                   Page Number/
Item No.                                       Description                                                           Reference
--------                                       -----------                                                          -----------
  11     Statement Re:  Computation of Per Share Earnings . . . . . . . . . . . . . . . . . . . . . . . . . .           186

  22     Subsidiaries of the Registrant . . . . . . . . .  . .  . . . . . . . . . . . . . . . . . . . . . . . .         187

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

  (P) Incorporated by reference to similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1997 ("FY 1997 Form 10-K") filed with the Commission on September 29, 1997.

Exhibit item numbers are as outlined by item 601 of Regulation S-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      VERSAR, INC.
                                        ---------------------------------------
                                                      (Registrant)


Date:  September 28, 1998                /S/ Benjamin M. Rawls
                                        ---------------------------------------
                                        Benjamin M. Rawls
                                        Chairman, Chief Executive Officer,
                                        President, and Director


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

SIGNATURES                                                TITLE                                        DATE
----------                                                -----                                        ----
/S/ Benjamin M. Rawls                                     Chairman, Chief Executive Officer,          September 28, 1998
-----------------------------------                       President, and Director
Benjamin M. Rawls


/S/ James A. Skidmore, Jr.                                Vice Chairman and Director                  September 28, 1998
-----------------------------------
James A. Skidmore, Jr.


/S/ Robert L. Durfee                                      Executive Vice President and                September 28, 1998
-------------------------------------                     Director
Robert L. Durfee


/S/ Lawrence W. Sinnott                                   Vice President, Chief Financial             September 28, 1998
-----------------------------------                       Officer, Treasurer, and
Lawrence W. Sinnott                                       Principal Accounting Officer


/S/ Michael Markels, Jr.                                  Chairman Emeritus and Director              September 28, 1998
-------------------------------------
Michael Markels, Jr.


/S/ Thomas J. Shields                                     Director                                    September 28, 1998
-------------------------------------
Thomas J. Shields


/S/ Constantine G. Caras                                  Director                                    September 28, 1998
------------------------------------
Constantine G. Caras

/S/ Pat H. Moore                                          Director                                    September 28, 1998
-------------------------------------
Pat H. Moore


/S/ David Gladstone                                       Director                                    September 28, 1998
------------------------------------
David Gladstone


/S/ Charles I. Judkins, Jr.                               Director                                    September 28, 1998
--------------------------------------
Charles I. Judkins, Jr.


/S/ M. Lee Rice                                           Director                                    September 28, 1998
--------------------------------------
M. Lee Rice

                    Report of Independent Public Accountants



To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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




                                        /S/ Arthur Andersen LLP
                                        ----------------------------------------
                                        Arthur Andersen LLP


Washington, D.C.
September 23, 1998

                          VERSAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30,
                                                            ------------------------
                                                              1998            1997
                                                            --------        --------
ASSETS
   Current assets
     Cash and cash equivalents........................      $     72        $     96
     Accounts receivable, net.........................        14,631          12,655
     Prepaid expenses and other current assets........         1,378           1,354
     Deferred income taxes............................           784             652
     Assets of discontinued operations, net...........            76           1,952
                                                            --------        --------
       Total current assets...........................        16,941          16,709

   Property and equipment, net........................         2,779           2,098
   Deferred income taxes..............................           502             257
   Goodwill...........................................         1,069           2,501
   Other assets.......................................           273             305
                                                            --------        --------
       Total assets...................................      $ 21,564        $ 21,870
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Accounts payable.................................      $  3,303        $  2,883
     Bank line of credit..............................         3,664             274
     Current portion of long-term debt................         1,114             819
     Accrued salaries and vacation....................         1,495           1,487
     Other liabilities................................         2,645           2,106
                                                            --------        --------
       Total current liabilities......................        12,221           7,569

   Long-term debt.....................................           688           1,437
   Other long-term liabilities........................         2,084           1,015
   Liabilities of discontinued operations, net........           380             826
   Reserve on guarantee of real estate debt...........         1,200           1,500
                                                            --------        --------
       Total liabilities..............................        16,573          12,347
                                                            --------        --------

   Commitments and contingencies (Note K)

   Stockholders' equity
      Common stock, $.01 par value; 30,000,000 shares
      authorized; 6,071,887 shares and 5,151,792
      shares issued and outstanding at June 30, 1998
      and 1997, respectively..........................            61              52
      Capital in excess of par value..................        17,458          13,788
      Accumulated deficit.............................       (12,528)         (4,317)
                                                            --------        --------
       Total stockholders' equity.....................         4,991           9,523
                                                            --------        --------

       Total liabilities and stockholders' equity.....      $ 21,564        $ 21,870
                                                            ========        ========



        The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     Years Ended June 30,
                                                           ----------------------------------------
                                                             1998            1997            1996
                                                           --------        --------        --------
GROSS REVENUE                                              $ 50,420        $ 44,935        $ 44,283
   Purchased services and materials, at cost..........       15,525          13,239          12,364
                                                           --------        --------        --------
NET SERVICE REVENUE...................................       34,895          31,696          31,919

   Direct costs of services and overhead..............       29,418          25,387          25,973
   Selling, general, and administrative expenses......        4,769           5,085           4,960
   Other income, net..................................          ---             (42)            (28)
   Losses on Sarnia operations........................          ---             ---             142
   Special charge.....................................          330             ---             ---
                                                           --------        --------        --------
OPERATING INCOME......................................          378           1,266             872

OTHER EXPENSE
   Interest expense...................................          251              97              96
   Income tax (benefit) expense.......................         (149)             60            (216)
                                                           --------        --------        --------

INCOME FROM CONTINUING OPERATIONS.....................          276           1,109             992

DISCONTINUED OPERATIONS (NOTE C)
   (Loss) income from discontinued operations
     (net of tax benefit of $90 at June 30,
         1998 and tax expense of $90 at
         June 30, 1997)...............................       (5,776)            147             ---
   Loss on disposal of discontinued operations,
         including provision of $1,700 for operating
         losses during phase out period (less
         applicable income taxes of $0)...............       (3,053)            ---             ---
                                                           --------        --------        --------

(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS..........................................       (8,829)            147             ---
                                                           --------        --------        --------

NET (LOSS) INCOME.....................................     $ (8,553)       $  1,256        $    992
                                                           ========        ========        ========


INCOME PER SHARE FROM CONTINUING
  OPERATIONS - BASIC..................................     $    .05        $    .22        $    .20
                                                           ========        ========        ========

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - DILUTED................................     $    .05        $    .21        $    .19
                                                           ========        ========        ========

(LOSS) INCOME PER SHARE FROM
  DISCONTINUED OPERATIONS - BASIC
  AND DILUTED.........................................     $  (1.55)       $    .03       $     ---
                                                           ========        --------        ========

NET (LOSS) INCOME PER SHARE - BASIC...................     $  (1.50)       $    .25        $    .20
                                                           ========        ========        ========

NET (LOSS) INCOME PER SHARE - DILUTED.................     $  (1.50)       $    .24        $    .19
                                                           ========        ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC.................................        5,695           5,041           4,905
                                                           ========        ========        ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED.........................         5,695           5,286           5,248
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

                          VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                              Years Ended June 30, 1998, 1997, and 1996
                                                --------------------------------------------------------------------


                                                                                                              Total
                                               Number                  Capital in   Accumu-                   Stock-
                                                 of          Common    Excess of    lated        Treasury     holders'
                                                Shares        Stock    Par Value    Deficit       Stock       Equity
                                                ------        -----    ---------    -------       -----       ------

Balance, June 30, 1995...................      4,810      $     48     $  12,816    $  (6,565)   $      (9)   $   6,290

Exercise of stock options................        119             1           278          ---          ---          279
Common stock issued for ValuAdd..........         30           ---            97          ---          ---           97
Common stock issued to ESSOP.............         32             1           108          ---          ---          109
Purchase of common stock for treasury....        (18)          ---           ---          ---          (63)         (63)
Issuance of treasury stock for stock
     awards..............................          7           ---           ---          ---           22           22
Issuance of treasury stock for ESSOP.....         15           ---           ---          ---           50           50
Net income...............................        ---           ---           ---          992          ---          992
                                            ---------     ---------    ----------   ----------   ----------   ---------
Balance, June 30, 1996...................      4,995             50       13,299       (5,573)         ---        7,776
                                            ---------     ----------   ----------   ----------   ----------   ---------

Exercise of stock options................         18           ---            45          ---          ---           45
Common stock issued to ESSOP.............        139             2           444          ---          ---          446
Purchase of common stock for treasury....        (40)          ---           ---          ---         (140)        (140)
Issuance of treasury stock for ESSOP.....         40           ---           ---          ---          140          140
Net income...............................        ---           ---           ---        1,256          ---        1,256
                                            ---------     ---------    ----------   ----------   ----------   ---------
Balance, June 30, 1997...................      5,152            52        13,788       (4,317)         ---        9,523
                                            ---------     ---------    ----------   ----------   ----------   ---------

Exercise of stock options................         71           ---           206          ---          ---          206
Common stock issued for acquisitions.....        773             8         3,061          ---          ---        3,069
Common stock issued to ESSOP.............         76             1           403          ---          ---          404
Decrease in guarantee of Sarnia debt.....        ---           ---           ---          300          ---          300
Tax benefit of exercised options.........        ---           ---           ---           42          ---           42
Net loss.................................        ---           ---           ---       (8,553)         ---       (8,553)
                                            ---------     ---------    ----------   ----------   ----------   ----------
Balance, June 30, 1998...................      6,072      $     61     $  17,458    $ (12,528)   $     ---    $   4,991
                                            =========     =========    ==========   ==========   ==========   ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Years Ended June 30,
                                                                     -------------------------------------
                                                                       1998           1997           1996
                                                                     -------        -------        -------
Cash flows from operating activities
   Net (loss) income .............................................   $(8,553)       $ 1,256        $   992
   Adjustments to reconcile net (loss) income to
     net cash provided by continuing operating activities
         Loss (income) from discontinued operations...............     8,829           (147)           ---
         Depreciation and amortization............................       731            695            684
         Goodwill write-off.......................................        55            ---            ---
         Loss on sale of property and equipment...................        80             36             14
         Provision for doubtful accounts receivable...............       269             (4)           (37)
         Common stock issued to ESSOP.............................       404            586            181
         Deferred tax benefit.....................................      (300)          (358)          (250)
                                                                     -------        -------        -------
              Subtotal............................................     1,515          2,064          1,584
                                                                     -------        -------        -------

   Changes in assets and liabilities
         Increase in accounts receivable.........................     (2,244)          (275)          (616)
         (Increase) decrease  in prepaids and other assets.......       (716)           427           (500)
         Increase in accounts payable............................        420            785            148
         Increase (decrease) in accrued salaries and vacation....          8           (132)           228
         Increase (decrease) in other liabilities................      1,608            (47)           659
         Net change in assets and liabilities of Sarnia..........        ---            ---            142
                                                                     -------        -------        -------
              Net cash provided by continuing
              operations.........................................        591          2,822          1,645
         Changes in net assets/liabilities of discontinued
              operations.........................................     (2,258)          (979)          (615)
                                                                     -------        -------        -------
              Net cash (used in) provided by operating
                  activities.....................................     (1,667)         1,843          1,030
                                                                     -------        -------        -------

Cash flows from investing activities
   Purchases of property and equipment...........................       (482)          (638)        (1,261)
   Proceeds from sale of fixed assets............................        ---             60            ---
   Cash used by discontinued operations..........................        (77)           ---            ---
   Acquisition of businesses.....................................       (940)        (2,870)           ---
                                                                     -------        -------        -------
              Net cash used in investing activities..............     (1,499)        (3,448)        (1,261)
                                                                     -------        -------        -------

Cash flows from financing activities
   Net borrowings (payment) on bank line of credit...............      3,390           (218)            54
   Principal payments on long-term debt..........................       (520)           (69)           (14)
   Notes payable for leases......................................         66            ---            ---
   Borrowing for acquisition of SMC..............................        ---          2,000            ---
   Purchase of treasury stock....................................        ---           (140)           (63)
   Proceeds from issuance of common stock........................        206             45            279
                                                                     -------        -------        -------
              Net cash provided by financing activities..........      3,142          1,618            256
                                                                     -------        -------        -------

Net (decrease) increase in cash..................................        (24)            13             25
Cash at the beginning of the year................................         96             83             58
                                                                     -------        -------        -------

Cash at the end of the year......................................    $    72        $    96        $    83
                                                                     =======        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations of Sarnia Corporation ("Sarnia") were included in the Company's financial statements through January 1, 1996. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses which are classified as discontinued operations. Both of these businesses came from the acquisition of SMC in May 1997 (see Note B). The Company's remaining business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of consolidated revenues, operating profit and identifiable assets and therefore separate segment reporting is not required under Statement of Financial Accounting Standards (SFAS) No. 14 "Financial Reporting for Segments of a Business Enterprise". Both segments are expected to grow and may become separate reportable segments in fiscal year 1999.

         Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

                        VERSAR, INC. AND SUBSIDIARIES

         Intangible assets: On April 29, 1996, Versar purchased for 30,000 common shares the assets of ValuAdd. The purchase resulted in the Company recording goodwill of $97,500, which was being amortized over a five year period. In fiscal year 1998, the Company recorded a special charge of $330,000 to write off of receivables and write off of goodwill for the ValuAdd operations. The Company's decision to shut down the ValuAdd operations is a result of significant business shortfalls in the ValuAdd operations. The remaining balance of approximately $55,000 was written off as of June 30, 1998 as the Company determined that the goodwill was impaired. On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation ("SMC") for cash. Versar had selected a period of 15 years for amortization of the goodwill, which was determined to be reasonable based on the mature businesses of SMC.

         On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued approximately 533,433 shares of Versar's common stock to SMC stockholders and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares and transaction costs increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by approximately $2,898,000.

         In accordance with SFAS No. 121, in the fourth quarter of fiscal year 1998, the Company determined that the projected future cash flows over the next 14 years, based on current information, will not be sufficient to offset the goodwill amortization related to the SMC acquisition. The Company further determined that the goodwill was fully impaired and, accordingly, wrote off the entire balance of $5,064,000 of goodwill resulting from the SMC acquisition.

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. ("Greenwood" or "TGP"). As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded additional notes payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of Greenwood. The assets of Greenwood are now included as collateral as part of the Company's line of credit.

         Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

         Net (loss) income per share: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. The Standard requires additional informational disclosures along with the restatement of earnings per share for all prior periods reported.

         Income taxes: The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Standard requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

         Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, providing for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee's agreement. The Company has liabilities for deferred compensation of $1,026,868 and $990,000 at June 30, 1998 and 1997, respectively. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, was $194,000 and $215,000 at June 30, 1998 and 1997, respectively.

                        VERSAR, INC. AND SUBSIDIARIES

         Cash and Cash Equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

         New Accounting Pronouncements: In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS No. 131 becomes effective in Versar's fiscal year 1999. SFAS No.
131 requires disclosure of operating segments of the Company so that the reader can better understand and assess the business enterprise performance taken as a whole. Versar currently has three business segments: environmental services, energy conservation services, and facility infrastructure services. Currently, the energy conservation and facility infrastructure services segments do not meet the reporting requirements under those required by SFAS No. 131 or SFAS No. 14. During fiscal year 1999, the growth in these segments may require the Company to provide financial disclosure as required under SFAS No. 131.

NOTE B  ACQUISITIONS

         On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for $2,870,000 in cash. The acquisition was financed by a three year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1998) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. This transaction was accounted for under the purchase method of accounting.

         On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued approximately 533,433 shares of Versar's common stock to SMC stockholders other than Versar and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by $2,898,000. SMC represented the engineering, design, and construction services and management services segments of the company in fiscal year 1997. The entire balance of the goodwill was written off in fiscal year 1998 as the SMC businesses are presented as discontinued operations in fiscal year 1998.

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded an additional note payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Greenwood are now included as collateral as part of the Company's line of credit. The Greenwood operation became part of Versar's energy conservation segment.

NOTE C  DISCONTINUED OPERATIONS

         As a result of poor performance following its acquisition of SMC, the Company determined to discontinue operations of its management services and engineering, design and construction services segments (acquired from SMC), which provides services to the commercial and the petrochemical industries.
The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced their sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because the reduced oil prices did not make it economically feasible for the projects. The management services segment of SMC also suffered from loss of three large contracts which represented 75% of the sales volume. The Company is pursuing sale of these two businesses and expects that such sales will occur within fiscal year 1999. The Company has identified potential buyers, but, if a sale does not occur within a reasonable period it is likely that a shut down will be required. A shut down would

                         VERSAR, INC. AND SUBSIDIARIES
not result in further material loss to the Company. SMC's sales for fiscal year 1998 were $34,769,000 and $3,582,000 for the two months of fiscal year 1997.

         In conjunction with the decision for discontinuance of these businesses, the Company recorded a loss from discontinued operations of $8,829,000 net of $90,000 tax benefit due to the write-off of goodwill associated with its acquisition and operating losses of $5,776,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses in the period prior to the sale or shut down.

         Current assets of discontinued operations consist primarily of accounts receivable. Long term liabilities consist primarily of previous SMC bankruptcy obligations prior to 1996. (see Note I concerning the tax effect of the discontinuance.)

         Summarized financial results of the discontinued operations are as follows:

                                                       Years Ended June 30,
                                                      ----------------------
                                                        1998          1997
                                                      -------        -------
Balance Sheet                                             (In thousands)

      Cash and cash equivalents..................     $   203        $   341
      Accounts receivable, net...................       6,068          4,870
      Prepaid expenses and other current assets..         366            134
                                                      -------        -------
        Total current assets.....................       6,637          5,345

      Property and equipment, net................         128            177
      Other assets...............................          95              8
                                                      -------        -------
        Total assets.............................     $ 6,860        $ 5,530
                                                      =======        =======


      Accounts payable...........................     $ 2,397        $ 2,076
      Other current liabilities..................       4,164          1,317
                                                      -------        -------
        Total current liabilities................       6,561          3,393

      Other liabilities..........................         603          1,011
                                                      -------        -------
        Total liabilities........................       7,164          4,404
                                                      -------        -------

      Net (liabilities) assets of
        of discontinued operations...............     $  (304)       $ 1,126
                                                      =======        =======

                          VERSAR, INC. AND SUBSIDIARIES

                                                        Years Ended June 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
Income Statement                                           (In thousands)

      Gross Revenue...............................    $ 34,769        $  3,582
      Costs and expenses..........................      35,571           3,345
                                                      --------        --------
      Operating (loss) income from discontinued
         operations...............................        (802)            237
      Goodwill write-off..........................       5,064             ---
      Income tax (benefit) expense................         (90)             90
                                                      --------        --------
      (Loss) income from discontinued
         operations...............................      (5,776)            147

      Loss on disposal of operations..............      (3,053)            ---
                                                      --------        --------
      Total (loss) income from discontinued
               operations.........................    $ (8,829)       $    147
                                                      ========        ========

NOTE D  ASSET DISPOSITIONS

     Sarnia, formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, was spun-off to Versar stockholders on June 30, 1994. Sarnia was established in 1982 to own and operate Versar Center, the headquarters buildings of Versar in Springfield, Virginia. On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of Sarnia (the Distribution). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The spin-off, although a divestiture for legal and tax purposes, was not accounted for as a divestiture for accounting purposes until January 1996, because the spin-off did not relieve Versar of the risks of ownership due to Versar's guarantee of Sarnia's $12,400,000 debt at June 30, 1994.

     On January 25, 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Sarnia has paid down the debt that Versar has guaranteed to $1,200,000 at June 30, 1998, and accordingly Versar's current reserve is $1,200,000 against the guarantee. Therefore, after the second quarter of fiscal year 1996, Versar no longer includes the results of operations and financial position of Sarnia in the consolidated financial statements. Sarnia's results of operations through January 1, 1996 are presented as single line items in the Consolidated Statements of Operations.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE E  ACCOUNTS RECEIVABLE

                                                    June 30,
                                            ------------------------
                                              1998            1997
                                            --------        --------
                                                 (In thousands)

      Billed receivables
              U.S. Government...........    $  4,550        $  5,683
              Commercial................       4,665           3,405
      Unbilled receivables
              U.S. Government...........       3,696           3,197
              Commercial................       2,336             960
                                            --------        --------
                                              15,247          13,245
      Allowance for doubtful accounts...        (616)           (590)
                                            --------        --------
                                            $ 14,631        $ 12,655
                                            ========        ========

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of federal and state governments' incurred cost audits. Management anticipates that the June 30, 1998 unbilled receivables will be substantially billed and collected in fiscal year 1999.

NOTE F  PROPERTY AND EQUIPMENT


                                                           Estimated                     June 30,
                                                          Useful Life           ---------------------------
                                                            in Years               1998             1997
                                                         --------------         ----------       ----------
                                                                                       (In thousands)
     Furniture and fixtures..........................           5               $   1,815        $    1,586
     Equipment.......................................        3 to 10                7,176             6,238
     Leasehold improvements..........................     Life of lease             2,207             1,432
                                                                                ----------       ----------
                                                                                   11,198             9,256
     Accumulated depreciation
        and amortization.............................                              (8,419)           (7,158)
                                                                                ----------       -----------
                                                                                $   2,779        $    2,098
                                                                                ==========       ==========

         Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $681,000, $676,000, and $665,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

         Maintenance and repair expenses approximated $279,000, $248,000, and $301,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE G  DEBT

                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1998             1997
                                                                                ----------       -----------
                                                                                       (In thousands)

     Bank line of credit, NationsBank, N.A.............................             3,664               274
     Acquisition promissory note.......................................             1,438             1,958
     Other.............................................................               364               298
                                                                                ----------       -----------
          Total debt...................................................             5,466             2,530
     Current portion of long-term debt.................................            (4,778)           (1,093)
                                                                                ----------       -----------
     Long-term debt....................................................         $     688        $    1,437
                                                                                ==========       ===========

         In April 1997, Versar changed its line of credit facility from the Riggs National Bank to NationsBank, N.A. The new line of credit provides for advances up to $5,000,000 based on qualifying receivables less the $1,200,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and fifty basis points (8.16% at June 30, 1998). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1998 was approximately $1,336,000. Advances under the line are due upon demand or on November 30, 1998. The loan has certain covenants related to maintenance of financial ratios. The Company's covenants were modified at June 30, 1998 due to the SMC goodwill write off discontinuance of SMC segments. Management believes that cash generated by operations and borrowings available from the bank line of credit and the extension of the line will be adequate to meet the working capital needs for fiscal year 1999.

         Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC (See Note B). The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (9% at June 30, 1998). Principal payment commenced on May 31, 1997 and is scheduled to be paid in full on April 30, 2000. At June 30, 1998, approximately $1,438,000 was remaining on this loan.

         Versar has guaranteed certain debt of Sarnia Corporation (formerly Versar Virginia, Inc., which was spun-off to Versar shareholders on June 30,
1994). On January 25, 1996, Sarnia refinanced its outstanding debt. As a result of the refinancing, Versar's guarantee of Sarnia's debt has decreased from approximately $12,400,000 to $1,500,000. The $1,500,000 note matures in five years with $300,000 principal payment per year starting fiscal year 1997. Sarnia's balance due on the term loan was $1,200,000 at June 30, 1998 and accordingly, Versar reduced its reserve to $1,200,000 as of June 30, 1998. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

         The revolving bank line of credit amount outstanding based on average daily balances for the years ended June 30, 1998, 1997, and 1996, approximated $2,126,000, $306,000, and $673,000, respectively, and the weighted average interest rates for such periods were 8.19%, 8.78%, and 10.82%, respectively. The maximum amount outstanding approximated $4,449,700, $1,146,000, and $1,500,000 during fiscal years 1998, 1997, and 1996, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

         Interest payments were $339,000, $62,000, and $89,000 for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE H  STOCK OPTIONS

         In November 1996, the stockholders approved the Versar 1996 Stock Option Plan to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. At June 30, 1997, 91,750 shares were granted under the 1996 Plan to SMC employees in connection with the acquisition. The Company also maintains the Versar 1992 Stock Option Plan, the 1982 Incentive Stock Option Plan, and a Non-Qualified Option Plan adopted in 1987. Options have been granted from these plans to purchase the Company's common stock.

         At June 30, 1998, options to purchase an aggregate of 1,170,240 shares of common stock were outstanding under the 1996, 1992 and 1982 Incentive Stock Option Plans at per share exercise prices ranging from $2.375 to $5.375 and options to purchase an aggregate of 343,835 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $3.563.

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

         Options under the Incentive Stock Option 1982, 1992, and 1996 Plans are as follows:

                                                   Optioned          Option Price
                                                    Shares            Per Share             Total
                                                    ------    -------------------------     -----
                                                        (In thousands, except per share price)

     Outstanding at June 30, 1995...........          942     $   2.063  to   $   3.940   $  2,591
             Issued.........................          389         2.813  to       3.625      1,178
             Exercised......................          (80)        2.063  to       2.563       (185)
             Cancelled......................          (35)        2.063  to       3.940        (96)
                                                    ------                                ---------

     Outstanding at June 30, 1996...........        1,216         2.125  to       3.940      3,488
             Issued.........................           99         2.719  to       3.563        349
             Exercised......................          (14)        2.125  to       2.688        (35)
             Cancelled......................         (377)        2.125  to       3.940       (949)
                                                    ------                                ---------

     Outstanding at June 30, 1997...........          924         2.375  to       3.940      2,853
             Issued.........................          326         3.375  to       5.375      1,466
             Exercised......................          (61)        2.375  to       3.940       (176)
             Cancelled......................          (19)        2.375  to       3.940        (61)
                                                    ------                                ---------

     Outstanding at June 30, 1998...........        1,170     $   2.375  to   $   5.375   $  4,082
                                                    ======                                ========

                          VERSAR, INC. AND SUBSIDIARIES

         At June 30, 1998, 1997, and 1996, options of 685,274, 560,731, and
807,408 shares were exercisable under the 1982, 1992 and 1996 Plans.

         On April 30, 1987, the Board of Directors adopted a Non-Qualified Stock Option Plan. Participants in the Plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the Plan until all options previously granted under it have been exercised or have expired without exercise.

         Options under the 1987 Non-Qualified Plan are as follows:

                                                   Optioned         Option Price
                                                    Shares            Per Share             Total
                                                    ------    -------------------------   ---------
                                                        (In thousands, except per share price)

     Outstanding at June 30, 1995...........          150     $   2.375  to   $   2.500   $    367
             Issued.........................           264        3.000  to       3.563        804
             Cancelled......................           (2)        2.437  to       2.437         (5)
             Exercised......................          (39)        2.375  to       2.437        (93)
                                                    ------                                ---------

     Outstanding at June 30, 1996...........          373         2.375  to       3.563      1,073
             Issued.........................          ---           ---  to         ---        ---
             Cancelled......................          ---           ---  to         ---        ---
             Exercised......................           (4)        2.500  to       2.500        (10)
                                                    ------                                ---------

     Outstanding at June 30, 1997...........          369         2.375  to       3.563      1,063
             Issued.........................          ---           ---  to         ---        ---
             Cancelled......................          (15)        3.125  to       3.125        (47)
             Exercised......................          (10)        3.125  to       3.125        (31)
                                                    ------                                ---------

     Outstanding at June 30, 1998...........          344     $   2.375  to   $   3.563   $    985
                                                    ======                                =========

         Non-Qualified stock options of 249,901, 212,134, and 163,367 shares were exercisable at June 30, 1998, 1997, and 1996, respectively.

         The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options

                          VERSAR, INC. AND SUBSIDIARIES
been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

                                                                                1998            1997
                                                                              -------         ------
                                                                              (In thousands, except
                                                                                   per share data)

         Net (Loss) Income:                          As Reported         $     (8,553)   $   1,256
                                                     Pro Forma                 (8,724)       1,085

         Net (Loss) Income Per Share - Basic:        As Reported         $      (1.50)   $    0.24
                                                     Pro Forma                  (1.53)        0.21

         In accordance with SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

         The weighted average fair value of options granted was $2.05 and $1.56 during 1998 and 1997, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: expected volatility of 47.5% for both years; risk-free interest rate of 5%; and expected lives of five years after the grant date.

NOTE I  INCOME TAXES

         The (benefit) provision for income taxes applicable to income from continuing operations consists of the following:

                                            Years Ended June 30,
                                     -------------------------------
                                      1998         1997         1996
                                     -----        -----        -----
                                               (In thousands)
             Currently payable
                Federal ......       $  95        $ 118        $   2
                State ........          43           77           32

             Deferred
                Federal ......        (287)        (135)        (250)
                State ........         ---          ---          ---
                                     -----        -----        -----
                                     $(149)       $  60        $(216)
                                     =====        =====        =====

                          VERSAR, INC. AND SUBSIDIARIES

         Deferred tax assets are comprised of the following (in thousands):

                                                    June 30,       June 30,
                                                      1998           1997
                                                    -------        -------
Deferred Tax Assets:
   Employee benefits ........................       $   687        $   701
   Bad debt reserves ........................           314            196
   All other reserves .......................           988            417
   Discontinued operations reserves .........           704            ---
   Alternative minimum tax credits ..........            22             74
   Net operating loss of purchased
     business ...............................         1,000          1,000
   State tax net operating losses ...........           262            262
   Depreciation .............................            50            ---
                                                    -------        -------
                    Total Deferred Tax Assets         4,027          2,650

Deferred Tax Liabilities:
   Depreciation .............................           ---            (20)
   Other ....................................            (1)            (1)
                                                    -------        -------
           Total Deferred Tax Liabilities ...            (1)           (21)

Net Deferred Tax Assets .....................         4,026          2,629

Valuation Allowance .........................        (2,740)        (1,720)
                                                    -------        -------

Net Deferred Tax Asset ......................       $ 1,286        $   909
                                                    =======        =======

      Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 1997, the Company had $132,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance until the probability of realization of these amounts becomes more certain.

                          VERSAR, INC. AND SUBSIDIARIES

         The tax (benefit) provision was composed of the following:


                                                                        Years Ended June 30,
                                                             -------------------------------------------
                                                               1998              1997             1996
                                                             ---------         --------         --------
                                                                           (In thousands)

      Expected provision at federal
             statutory rate..........................         $    43           $   397         $   264
      Change in valuation allowance..................            (300)             (375)           (552)
      State income tax, net of federal benefit.......              28                77              32
      Permanent items................................              66                40              32
      Losses on Sarnia operations not deductible.....             ---               ---              48
      Other  ........................................              14               (79)            (40)
                                                             ---------         --------         --------
                                                             $   (149)         $    60          $  (216)
                                                             =========         ========         ========

      Income taxes paid for the years ended June 30, 1998, 1997, and 1996 were $414,000, $307,000, and $7,000, respectively.

         The tax (benefit) provision applicable to losses from discontinued operations was composed of the following:


                                                                 Years Ended June 30,
                                                              ---------------------------
                                                                 1998              1997
                                                              ----------        ---------
                                                                   (In thousands)

         Expected (benefit) provision at federal
         statutory rate..............................         $  (3,032)        $      81
         Permanent items.............................             1,816                 9
         Change in valuation allowance...............             1,092               ---
         Other.......................................                34               ---
                                                              ----------        ---------
                                                              $    ( 90)        $      90
                                                              ==========        =========

         SMC has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 1997 through 2011. Due to the substantial changes in SMC's ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the 13 remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved. SMC also has net operating loss carryforwards available for use in the United Kingdom of approximately $1,000,000 which are available indefinitely, as well as minor amounts available for use in other jurisdictions.

NOTE J   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

         The Company has established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. To be eligible to participate in the plan, an employee must have been

                         VERSAR, INC. AND SUBSIDIARIES
employed for one year with at least 1,000 hours of service. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)).

         Contributions to the ESOP are made at the discretion of the Company in the form of the Company's stock or cash, which is invested by the plan's trustees in the Company's stock. No contributions were made in fiscal years 1998, 1997, and 1996, respectively.

         The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee's contribution up to 4% of the employee's salary. This contribution may be in the Company's stock or cash, which will be invested by the plan's trustees in the Company's stock. Company matching contributions approximated $514,000, $492,000, and $473,000, for fiscal years 1998, 1997, and 1996, respectively.

         All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

         Geomet Technologies, Inc. ("Geomet"), a wholly-owned subsidiary, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of Geomet's Board of Directors. In fiscal year 1998 contributions approximated $25,000, but there were no contributions in fiscal years 1997 and 1996. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

NOTE K  COMMITMENTS AND CONTINGENCIES

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

         The Company leases approximately 210,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

                                                                Total
         Years Ending June 30,                                  Amount
         ---------------------                                  ------
                                                            (In thousands)

             1999....................................         $    3,362
             2000....................................              2,631
             2001....................................              2,114
             2002....................................              1,858
             2003....................................              1,816
             2004 and thereafter.....................              7,132
                                                              ----------
                                                              $   18,913
                                                              ==========

                          VERSAR, INC. AND SUBSIDIARIES

         Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total rental expense approximated $2,898,000, $2,658,000 and $2,467,000, for 1998, 1997 and 1996, respectively.

         Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial position and results of operations.

NOTE L  CUSTOMER INFORMATION

         A substantial portion of the Company's service revenue is derived from contracts with the U.S. Government as follows:

                                                                 Years Ended June 30,
                                                     ---------------------------------------------
                                                        1998              1997             1996
                                                     -----------       ----------       ----------
                                                                     (In thousands)
      U.S. Department of Defense                     $   16,771        $   15,952       $   16,479
      U.S. Environmental Protection Agency                3,493             3,339            3,787
      Other U.S. Government Agencies                      2,385             2,972            2,035
                                                     -----------       ----------       ----------

             Total U.S. Government                   $   22,649        $   22,263       $   22,301
                                                     ===========       ==========       ==========

      The Company's largest contract with the U.S. Air Force generated revenues of approximately $10,513,000 and $10,768,000 and $7,951,000 in fiscal years 1998, 1997 and 1996, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE M  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                     Fiscal Year 1998                                     Fiscal Year 1997
                               --------------------------------------------------- ------------------------------------------------

   Quarter ending                 Jun 30       Mar 31       Dec 31      Sept 30       Jun 30       Mar 31       Dec 31      Sept 30
------------------------------ ------------ -----------  ------------ ------------ ------------ -----------  ------------ ---------

Gross Revenue...............   $  14,699    $ 13,505     $ 11,378     $ 10,838     $ 12,001     $ 10,727     $  10,749    $  11,458

Net Service Revenue.........      10,002       8,944        8,103        7,846        8,377        7,705         7,740        7,874

Operating (loss) income from
  continuing operations.....        (299)        112          379           84          237          216           391          265

Operating (loss) income from
  discontinued operations...      (8,842)        (77)         (29)         119          147          ---           ---          ---

Net (loss) income...........   $  (9,141)  $      35    $     350     $    203     $    384     $    216     $     391    $     265
                               ===========  =========    =========    =========    =========    =========    ==========   =========

(Loss) income per share from
  continuing operations -
  diluted...................   $   (.05)    $    .02     $    .06     $    .02     $    .04     $    .04     $     .08    $     .05
                               =========    =========    =========    =========    =========    =========    ==========   =========

(Loss) income per share from
  discontinued operations -
  diluted...................   $  (1.46)    $   (.01)    $    ---     $    .02     $    .03     $    ---     $     ---    $     ---
                               =========    =========    =========    =========    =========    =========    ==========   =========

Net (loss) income per
  share - diluted...........   $  (1.51)    $   (.01)    $    .06     $    .04     $    .07     $    .04     $     .08    $     .05
                               =========    =========    =========    =========    =========    =========    ==========   =========

Weighted average number of
  shares outstanding -
  diluted...................      6,060        6,393        6,109        5,597        5,380        5,240         5,073       5,127
                               =========    =========    =========    =========    =========    =========    ==========   =========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.

                                                                     SCHEDULE II
                          VERSAR, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS





                                                    ADDITIONS
                               BALANCE AT           CHARGED TO                            BALANCE AT
                              BEGINNING OF          COSTS AND                               END OF
                                  YEAR               EXPENSES         CHARGE OFF             YEAR
                              ------------          ----------        ----------          ----------


ALLOWANCE FOR DOUBTFUL
ACCOUNTS


1996                           $  957,199           $ (36,710)        $ (217,262)         $  703,227

1997                              703,227              (3,862)          (109,826)            589,539

1998                              589,539             268,485           (242,194)            615,830