Form 10-Q
period 1998-09-30
VERSAR INC
filed 1998-11-17
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  September 30, 1998    Commission File
                               --------------------   Number 1-9309
                                                             ------

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

                         Yes  X   No
                            -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class of Common Stock          Outstanding at October 31, 1998
-------------------------------------      ------------------------------------
              $ .01 par value                       6,108,349 shares

                        VERSAR, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1998 and June 30, 1998.                     3

                  Consolidated Statements of Operations for the
                  Three-Month Periods Ended September 30, 1998 and 1997.    4

                  Consolidated Statements of Cash Flows
                  for the Three-Month Periods Ended
                  September 30, 1998 and 1997.                              5

                  Notes to Consolidated Financial Statements              6-8

         ITEM 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       8-11


PART II - OTHER INFORMATION

          ITEM 1 - Legal Proceedings                                       11

          ITEM 6 - Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                 12

                        VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (In thousands)


                                                September 30,    June 30,
                                                    1998           1998
                                                -------------  -------------
ASSETS                                           (unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . .   $         66   $         72
    Accounts receivable, net. . . . . . . . .         16,445         14,631
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . . .            768          1,378
    Deferred income taxes . . . . . . . . . .            784            784
                                                -------------  -------------
      Total current assets. . . . . . . . . .         18,063         16,865

  Property and equipment, net . . . . . . . .          2,711          2,779
  Deferred income taxes . . . . . . . . . . .            502            502
  Goodwill. . . . . . . . . . . . . . . . . .          1,051          1,069
  Other assets. . . . . . . . . . . . . . . .            274            273
                                                -------------  -------------
      Total assets. . . . . . . . . . . . . .   $     22,601   $     21,488
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .   $      3,956   $      3,303
    Bank line of credit . . . . . . . . . . .          5,029          3,664
    Current portion of long-term debt . . . .            897          1,114
    Accrued salaries and vacation . . . . . .          2,108          1,495
    Other liabilities . . . . . . . . . . . .          2,028          2,645
    Liabilities of discontinued
     operations, net. . . . . . . . . . . . .            283            824
                                                -------------  -------------
      Total current liabilities . . . . . . .         14,301         13,045

  Long-term debt. . . . . . . . . . . . . . .            500            688
  Other long-term liabilities . . . . . . . .          2,000          2,084
  Liabilities of discontinued
   operations, net. . . . . . . . . . . . . .             33            380
  Reserve on guarantee of real
   estate debt. . . . . . . . . . . . . . . .          1,125          1,200
                                                -------------  -------------
      Total liabilities . . . . . . . . . . .         17,959         17,397
                                                -------------  -------------

  Commitments and Contingencies

  Stockholders' equity
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    6,108,349 shares and 6,071,887
    shares issued and outstanding
    at September 30 and June 30, 1998,
    respectively. . . . . . . . . . . . . . .             61             61
   Capital in excess of par value . . . . . .         17,594         17,458
   Accumulated deficit. . . . . . . . . . . .        (13,013)       (13,428)
                                                -------------  -------------
      Total stockholders' equity. . . . . . .          4,642          4,091
                                                -------------  -------------

      Total liabilities and stockholders'
       equity . . . . . . . . . . . . . . . .   $     22,601   $     21,488
                                                =============  =============


                    The accompanying notes are an integral
              part of these consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
               (Unaudited - in thousands, except per share amounts)


                                                     For the Three-Month
                                                 Periods Ended September 30,
                                                 ----------------------------
                                                      1998           1997
                                                 -------------  -------------

GROSS REVENUE . . . . . . . . . . . . . . . .    $     14,799   $     10,838
Purchased services and materials, at costs. .           4,757          2,992
                                                 -------------  -------------

NET SERVICE REVENUE . . . . . . . . . . . . .          10,042          7,846
Direct costs of services and overhead . . . .           8,121          6,352
Selling, general and administrative expenses.           1,265          1,213
                                                 -------------  -------------

OPERATING INCOME. . . . . . . . . . . . . . .             656            281

OTHER EXPENSE
Interest expense. . . . . . . . . . . . . . .              87             63

Income tax expense. . . . . . . . . . . . . .             229            134
                                                 -------------  -------------

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . . . . . . .             340             84

INCOME FROM DISCONTINUED
 OPERATIONS . . . . . . . . . . . . . . . . .             ---            119
                                                 -------------  -------------


NET INCOME. . . . . . . . . . . . . . . . . .    $        340   $        203
                                                 =============  =============

NET INCOME PER SHARE - BASIC
 AND DILUTED. . . . . . . . . . . . . . . . .    $        .06   $        .04
                                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . . . . . . .           6,097          5,168
                                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . . . . . . .           6,097          5,447
                                                 =============  =============

                      The accompanying notes are an integral
                part of these consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                            (Unaudited - in thousands)

                                                        For the Three-Month
                                                   Periods Ended September 30,
                                                   ----------------------------
                                                        1998           1997
                                                   -------------  -------------

Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . .   $        340   $         84

  Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities
    Income from discontinued operations. . . . .            ---            119
    Depreciation and amortization. . . . . . . .            181            189
    Provision for doubtful accounts receivable .             31             (8)
    Loss on property retirements . . . . . . . .              3            ---
    Common stock issued to ESSOP . . . . . . . .            123            ---
                                                   -------------  -------------
        Subtotal . . . . . . . . . . . . . . . .            678            384

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable .         (1,845)         1,535
    Decrease in prepaids and other assets. . . .            608            175
    Decrease (increase) in accounts payable. . .            653           (983)
    Increase in accrued salaries
     and vacation. . . . . . . . . . . . . . . .            613            195
    Decrease in other liabilities. . . . . . . .           (701)          (550)
                                                   -------------  -------------
        Net cash provided by continuing
         operations. . . . . . . . . . . . . . .              6            756
  Changes in net assets/liabilities of
   discontinued operations . . . . . . . . . . .           (887)          (858)
        Net cash (used in) provided by
         continuing operations . . . . . . . . .           (881)          (102)
                                                   -------------  -------------

Cash flows used in investing activities
  Purchase of property and equipment . . . . . .            (98)          (154)
                                                   -------------  -------------

Cash flows from financing activities
  Net borrowings on bank line of credit. . . . .          1,365            392
  Principal payments on long-term debt . . . . .           (405)          (301)
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . . .             13             93
                                                   -------------  -------------

        Net cash provided by financing
         activities. . . . . . . . . . . . . . .            973            184
                                                   -------------  -------------

Net (decrease) in cash . . . . . . . . . . . . .             (6)           (72)
Cash at the beginning of the year. . . . . . . .             72             96
                                                   -------------  -------------
Cash at the end of the period. . . . . . . . . .   $         66   $         24
                                                   =============  =============

Supplementary disclosure of cash flow
information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . . .   $        138   $         65
    Income taxes . . . . . . . . . . . . . . . .             16             47

                      The accompanying notes are an integral
                part of these consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1998 for additional information. Further, after June 30, 1998, Versar discovered certain errors in its June 30, 1998, financial statements at one of the division of SMC. The Audit Committee of the Board of Directors has instituted an investigation of the circumstances surrounding the creation of the errors which is expects to be completed in the next several weeks. The effect of the errors is currently believed to be material and the Company has elected to restate its June 30, 1998, financial statements by reducing its net worth by a current estimate of $900,000. The restatement will be filed pursuant to an amendment of the Company's form 10-K for the year ended June 30, 1998 upon completion of the investigation. Pending such completion, the June 30, 1998 financials included herein have been restated to reflect the Company's current estimate of the impact of such errors.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses which are classified as discontinued operations. Both of these businesses came from the acquisition of Science Management Corporation ("SMC") in May 1997. The Company's remaining business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of consolidated revenues, operating profit and identifiable assets. Both segments are expected to grow and may become separate reportable segments in fiscal year 1999.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1998, and the results of operations for the three-month periods ended September 30, 1998 and 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in which they

                       VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

     It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

(D)  Intangible Assets

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

(E)  Discontinued Operations

     As a result of poor performance following its acquisition of SMC, the Company determined to discontinue operations of its management services and engineering, design and construction services segments (acquired from SMC), which provide services to the commercial and the petrochemical industries. The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced its sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because the reduced oil prices did not make it economically feasible for the customers to complete such projects. The management services segment of SMC also suffered from loss of three large contracts which represented 75% of the sales volume. The Company has completed the sale of these two business segments for consideration consisting mainly of assumption of certain liabilities, release of other liabilities and potential payments based upon gross revenue in the next two years.

     In conjunction with the decision for discontinuance of these businesses, the Company in the fourth quarter of fiscal year 1998, recorded a loss from discontinued operations of $8,829,000 net of $90,000 tax benefit due to the write-off of goodwill associated with its acquisition of SMC and operating losses of $5,776,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses in the period prior to the sale or shut down.

     As stated in footnote A, after June 30, 1998, Versar discovered certain errors in its June 30, 1998 financial statements at one of the divisions of SMC. The Company has elected to restate its June 30, 1998 financial statements by reducing its net worth by a current estimate of $900,000.
Such restatement would increase the loss from discontinued operations to $9,729,000, which consists of $3,053,000 accrued reserves and $6,676,000 (net of tax) of operating losses for fiscal year 1998.

                        VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(F)  Income Taxes

     At June 30, 1998, the Company had $4.4 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards.
Due to the Company's history of operating losses, a valuation allowance of approximately $3.1 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(H)  Net Income Per Share

     The Company adopted Statement of financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. The Standard requires additional informational disclosures along with the restatement of earnings per share for all prior periods reported.

     Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method.

(I)  Common Stock

     In the fiscal year 1998, Versar issued approximately 147,423 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1997 and 1998. In the first quarter of fiscal year 1999, 36,462 shares were issued to the employee benefit plans for contributions owed for the fourth quarter of fiscal year 1998.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------

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

     Versar's results of operations include the financial results that are part of the continuing operations of the Company. In September 1998, Versar's Board of Directors authorized management to discontinue the operations of Science Management Corporation ("SMC") constituting the engineering, design and construction services and management services segments of Versar. Therefore, the results of operations of SMC's two segments have been netted together and presented on one line, as income (loss) from discontinued operations. Further, after June 30, 1998, Versar discovered certain errors in its June 30, 1998, financial statements at one of the division of SMC. The Audit Committee of the Board of Directors has instituted an investigation of the circumstances surrounding the creation of the errors which is expects to be completed in the next several weeks. The effect of the errors is currently believed to be material and the Company has elected to restate its June 30, 1998, financial statements by reducing its net worth by a current estimate of $900,000. The restatement will be filed pursuant to an amendment of the Company's form 10-K for the year ended June 30, 1998 upon completion of the investigation. Pending such completion, the June 30, 1998 financials included herein have been restated to reflect the Company's current estimate of the impact of such errors. The following discussion relates to continuing operations only, unless specifically noted.

     Versar's gross revenue for the first quarter of fiscal year 1999 increased by $3,961,000 (37%) compared to gross revenue for the comparable period of fiscal year 1998. The increase is predominately due to the increase in revenues from Versar's base business of $2,720,000 and the balance of $1,241,000 is from the revenues from The Greenwood Partnership ("TGP") acquired by Versar in the third quarter of fiscal year 1998. Versar's base business increased by 25% in the first quarter of fiscal year 1999. The increase was across the board in all operating units with all operating units showing increases in excess of 14%. The Rocky Mountain Region increased by approximately $1,049,000 driven primarily by new project work under the Company's Air Force Armstrong contract.

     Purchased services and materials for the first quarter of fiscal year 1999 increased by $1,765,000 (59%) compared to costs for the comparable period of fiscal year 1998. The increase is due to higher revenues generated by subcontracted efforts primarily in the Rocky Mountain, Pacific, Geomet, and Northeast operating units.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 28% compared to the first quarter of fiscal year 1998. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased slightly to 80.9% in the first quarter of fiscal year 1999 compared to 81.0% in the first quarter of fiscal year 1998. The increase is due to improved labor utilization during the quarter.

     Selling, general and administrative expenses approximated 12.6% of net service revenue in the first quarter of fiscal year 1999 compared to 15.5% in the first quarter of fiscal year 1998. The reduction is due to the 28% increase in net service revenue as previously mentioned and cost reductions put in place and the reduced administrative costs resulting from the discontinuation of SMC in fiscal year 1998.

     Operating income for the first quarter of fiscal year 1999 was $656,000, an increase of $375,000 compared to the first quarter of fiscal year 1998. The increase is the result of the higher net service revenue, improved labor utilization and cost reductions as mentioned above.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Interest expense during the first quarter of fiscal year 1999 increased by $24,000 compared to costs for the comparable period of the previous year. The increase is due to cost of financing the acquisition of SMC and TGP and higher utilization of the company's line of credit. The Company anticipates that interest expenses will continue to increase for the next six months as it winds down the discontinued operations of SMC.

     Income tax expense during the first quarter increased by $95,000 compared to costs for the comparable period of the previous year. The increase is primarily due to the increase in Versar's pretax income as compared to the first quarter of fiscal year 1998. The Company continues to carry a tax valuation allowance of approximately $2.7 million against the Company's deferred tax assets. The Company has established the valuation allowance until the probability of realization of these amounts becomes more certain.

     Income from discontinued operations was $119,000 in the first quarter of fiscal year 1998 for the consolidated results of the discontinued operations of SMC. While results were positive in the first quarter of fiscal year 1998, significant business downturns occurred in the third and fourth quarters of fiscal year 1998 causing the Company to discontinue the majority of SMC's operations in the fourth quarter of fiscal year 1998.

     Versar's net income for the first quarter of fiscal year 1999 was $340,000 compared to $203,000 in the first quarter of fiscal year 1998. The increase is due to the improved results in Versar's base business as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1998 approximated $3,762,000 or $58,000 (2%) lower than June 30, 1998. The decrease is primarily due to the increased usage of line of credit. In addition, the Company's current ratio at September 30, 1998 was 1.26 to 1, slightly less than the June 30, 1998 current ratio as a result of the increased gross revenues, which translated into higher receivables and utilization of the Company's line of credit.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,125,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,367,000 at September 30, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Rate ("LIBOR") plus 280 basis points or the prime rate ( 8.16% at September 30, 1998). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivables, equipment and intangibles, plus all insurance policies on property constituting collateral. In July 1998, the Company increased the line to $6,500,000, which included an increase to the interest rate of 30 basis points. In October 1998, the Company further modified its existing line of credit to include unbilled receivables in its borrowing base. As a part of this amendment, the interest rate was increased by an additional 30 basis points and a $40,000 fee was charged. Additional monthly fees will be charged during the month where the Company borrows against the unbilled receivables. Unused borrowing availability at September 30, 1997 was approximately $1,471,000. Advances on the line of credit are due on November 30, 1998. The Company was in compliance with the financial covenants at September 30, 1998. Management believes that cash generated by operations and borrowings available under the extension of the existing line of credit will be adequate to meet the working capital needs for fiscal year 1999.

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


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In December 1994, SMC Environmental Services Group, Inc. ("SMC"), an indirect subsidiary of Versar, a former employee of SMC, and two other entities were sued by Edward A. Long, an employee of an operator of a municipal waste transfer station. Mr. Long alleges that in October 1992, while transferring leachate from a holding tank to a tanker truck, he blacked-out and suffered serious personal injuries. The lawsuit, entitled Edward A. Long v. Lehigh Valley Recycling, Inc. et al., No. 94-20222, was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, Civil Division. SMC and its employee, who had been retained by the owner of the municipal waste transfer station to help finalize a permit application with the Pennsylvania Department of Environmental Protection in 1988, filed an answer denying the allegations. The parties have undertaken certain discovery which remains ongoing. Because this claim arose prior to the acquisition of SMC and its subsidiaries by Versar, the Company is reviewing the insurance coverage available to the Company. Based upon consultation with outside counsel, management does not believe the ultimate outcome of this lawsuit will have a material impact on Versar's consolidated financial condition or its results of operations.

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

     (b)  Reports on Form 8-K
              None.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  VERSAR, INC.
                                             --------------------
                                                  (Registrant)






                                       By: \S\ Benjamin M. Rawls
                                          ------------------------------
                                          Benjamin M. Rawls
                                          Chairman and Chief
                                          Executive Officer



                                       By: \S\ Lawrence W. Sinnott
                                          ------------------------------
                                          Lawrence W. Sinnott
                                          Vice President, Chief
                                          Financial Officer,
                                          Treasurer, and Principal Accounting
                                           Officer











Date:  November 16, 1998