Form 10-K/A
period 1998-06-30
VERSAR INC
filed 1999-01-12
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED                    COMMISSION FILE
              JUNE 30, 1998                            NO. 1-9309

                              --------------------
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

                         ------------------------------

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

       In May 1997, Versar acquired a majority interest in the equity of Science Management Corporation ("SMC") and, thereafter in October 1997, acquired the remaining outstanding equity by merging SMC into a wholly owned subsidiary of Versar. In September 1998, Versar discontinued the management services and engineering, design and construction businesses acquired from SMC as a result of poor performance and the lack of anticipated contract backlog. The discontinuance of the engineering, design and construction business was a result of declining oil prices and its impact on the process industries. The management services business acquired from SMC suffered from the loss of three major contracts, which constituted 75% of its revenues. Continuing to operate SMC in its current state would have severely impacted the viability of the entire Company. Versar is implementing a plan for the discontinuance of SMC or the sale of the entities. Versar has set up appropriate reserves to shut down the existing businesses or sell them to third parties.

RESTATEMENT OF FISCAL YEAR 1998 RESULTS

       In October 1998, as the Company was in the process of winding down its discontinued engineering, design and construction business acquired from SMC, as mentioned above, Versar discovered an error in the June 30, 1998 financial statements. The Audit Committee of the Board of Directors instituted an investigation of the circumstances surrounding the creation of the error. The investigation concluded that the unbilled receivables, primarily related to one large contract, of the discontinued operations were overstated by approximately $1.6 million at June 30, 1998. Appropriate remedial action has been taken to correct Company procedures. The Company has restated its fiscal year 1998 financial statements to reflect the impact of this error. (See restated item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Pages F-1 through F-21 to the Consolidated Financial Statements, and Exhibit 11.)

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

       JAMES C. DOBBS, J.D., L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.

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

     Fiscal Year                                            High                Low
---------------------                                     --------            -------
1998   4th Quarter..................................      $ 6.750             $ 3.875
       3rd Quarter..................................        5.875               4.250
       2nd Quarter..................................        6.250               4.813
       1st Quarter..................................        5.750               3.500


     Fiscal Year                                            High                Low
---------------------                                     --------            -------
1997   4th Quarter..................................      $ 4.000             $ 3.188
       3rd Quarter..................................        4.188               3.000
       2nd Quarter..................................        3.250               2.563
       1st Quarter..................................        3.938               2.563

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

ITEM 6.  SELECTED FINANCIAL DATA

       The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                                       For the Years Ended June 30,
                                                                       ------------------------------------------------------------
                                                                         1998         1997         1996         1995         1994
                                                                       --------     --------     --------     --------     --------
                                                                                   (In thousands, except per share data)
Consolidated Statement of Operations related data:

Gross Revenue ...................................................      $50,420      $44,935      $44,283      $39,090      $42,764
Net Service Revenue .............................................       34,895       31,696       31,919       29,347       31,032
Operating Income (Loss) .........................................          378        1,266          872          560       (1,269)
Income (Loss) from Continuing
  Operations ....................................................          276        1,109          992          458       (2,658)
(Loss) Income from Discontinued
  Operations ....................................................      (10,429)         147          ---          ---          ---
Net (Loss) Income ...............................................      (10,153)       1,256          992          458       (4,367)
Income (Loss) per share from Continuing
  Operations - Diluted ..........................................      $   .05      $   .21      $   .19      $   .09      $  (.59)
(Loss) Income per share from Discontinued
  Operations - Basic and Diluted ................................        (1.83)         .03          ---          ---          ---
Net (Loss) Income per share - Diluted ...........................      $ (1.78)     $   .24      $   .19      $   .09      $  (.97)
Weighted Average Shares Outstanding - ...........................        5,695        5,286        5,248        4,834        4,481
  Diluted

Consolidated Balance Sheet related data:

Working Capital .................................................      $ 3,120      $ 9,140      $ 7,629      $ 5,425      $ 5,261
Current Ratio ...................................................         1.23         2.21         2.14         1.64         1.68
Total Assets ....................................................       21,488       21,870       16,979       28,195       27,782

Current Portion of Long-Term Debt ...............................        1,114          819          323          335        1,201
Long-Term Debt  .................................................          688        1,437            2            4           17
Mortgage Debt of Sarnia .........................................          ---          ---          ---       12,062       12,403
                                                                       -------      --------     --------     --------     --------
Total Debt, excluding bank line of credit .......................        1,802        2,256          325       12,401       13,621

Stockholders' Equity ............................................      $ 3,391      $ 9,523      $ 7,776      $ 6,290      $ 5,261

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

       In October 1998, as the Company was in the process of winding down its discontinued engineering, design and construction business, acquired from SMC, Versar discovered an error in the June 30, 1998 financial statements. The Audit Committee of the Board of Directors instituted an investigation of the circumstances surrounding the creation of the error. The investigation concluded that the unbilled receivables, primarily related to one large contract, of the discontinued operations were overstated by approximately $1.6 million at June 30, 1998. Appropriate remedial action has been taken to correct Company procedures. The Company has restated its fiscal year 1998 financial statements to reflect the impact of this error. The Company has restated the operating losses from discontinued operations and related reserves to finalize the disposition of SMC. (See Note A to the financial statements on Page F-6 for further information.)

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

       Versar's income tax benefit for fiscal year 1998 was $149,000 compared to a tax expense of $60,000 in fiscal year 1997. Due to the losses in the current fiscal year and the non-deductible goodwill from SMC, the Company increased its valuation allowance on deferred tax assets until the earnings improve to ensure the utilization of the tax assets. Refer to Note I of the Notes to Financial Statements.

       In fiscal year 1998, the Company recorded a loss from discontinued operations for the two segments acquired from SMC of $10,429,000 net of $90,000 tax benefit including the write-off of goodwill associated with its acquisition of $5,064,000 and operating losses for a total of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition of SMC. As part of the accrued liabilities the Company reserved approximately $1,700,000 for operating losses in the phase out of the two segments. (Refer to Note C and I of the Notes to Financial Statements for further information on the discontinuance of the engineering, design and construction services and management services segments of SMC and the related tax impact to the Company.)

       In summary, Versar's net loss was $10,153,000 in fiscal year 1998, compared to net income of $1,256,000 in fiscal year 1997 and net income of $992,000 in fiscal year 1996.

REVENUE

       Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:

                                                For the Years Ended June 30,
                              ---------------------------------------------------------------

                                    1998                   1997                    1996
                              -----------------      -----------------      -----------------
                                          (In thousands, except for percentages)
Government
       EPA                    $  3,493       7%      $  3,339       7%      $  3,787       9%

       State & Local             5,460      11%         6,339      14%         6,733      15%

       Department
         of Defense             16,771      33%        15,952      36%        16,479      37%

       Other                     2,385       5%         2,972       7%         2,035       5%

Commercial                      22,311      44%        16,333      36%        15,249      34%
                              --------   ------      --------   ------      --------   ------

Gross Revenue                 $ 50,420     100%      $ 44,935     100%      $ 44,283     100%
                              ========   ======      ========   ======      ========   ======

LIQUIDITY AND CAPITAL RESOURCES

       The Company's operating activities utilized $1,667,000 of cash in 1998 primarily for working capital requirements at SMC and delayed receipt of receivables.

       The Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. At June 30, 1998, the Company had $3,120,000 of working capital, compared to $9,140,000 in 1997. Working capital decreased by 66% primarily due to poor operating performance of SMC, working capital requirements of SMC and the acquisition of The Greenwood Partnership.

       In April 1997, the Company moved its line of credit facility to NationsBank, N.A. The new line of credit of $6,500,000 is restricted to the borrowing base of qualifying receivables less the balance of $1,200,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,437,500 at June 30, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Offered Rate ("LIBOR") plus 250 or the prime rate (8.16% at June 30, 1998). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1998 was approximately $1,336,000. Advances on the line are due on May 31, 1999. The Company's covenants were modified as of June 30, 1998, due to the discontinuance of the two segments acquired from SMC. Management believes that cash generated by operations and borrowings available under the line of credit and extension of the line will be adequate to meet the working capital needs for fiscal year 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which was filed with the Commission on October 19, 1998 and is incorporated herein by reference.

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

       (3) Exhibits:

              The exhibits to this Form 10-K/A are set forth in a separate
              Exhibit Index which is included on pages 18 through 22 of this report.

(B)  Reports on Form 8-K

    None.

                                  EXHIBIT INDEX

                                                                                                  Page Number/
Item No.           Description                                                                       Reference
--------           -----------                                                                       ---------
  3.1       Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the
            Registrant's Registration Statement on Form S-1 effective November 20, 1986
            (File No. 33-9391)................................................................           (A)

  3.2       Bylaws of Versar, Inc.............................................................           (A)

  4         Specimen of Certificate of Common Stock of Versar, Inc,...........................           (A)

  10.3      Agreement dated July 31, 1990 between the Registrant and the U.S.
            Army Natick RD&E Center and as modified through May 23,1991  .....................           (G)

  10.10     Incentive Stock Option Plan *.....................................................           (B)

  10.11     Executive Tax and Investment Counseling Program...................................           (A)

  10.12     Nonqualified Stock Option Plan *..................................................           (B)

  10.13     Employee Incentive Plan, as amended *.............................................           (E)

  10.14     Incentive Stock Option Plan of Gammaflux, Inc., a subsidiary of the Registrant....           (D)

  10.15     Letter agreement dated June 28, 1991 among the Registrant,
            Geomet Technologies, Inc., and Charles I. Judkins, Jr.............................           (G)

  10.17     Deferred Compensation Agreements dated as follows:

            July 1, 1987 between the Registrant and the following persons:
            Charles I. Judkins, Jr............................................................           (C)

            July 1, 1988 between the Registrant and Gayaneh Contos............................           (F)

  10.26     Executive Medical Plan dated August 21, 1991, effective July 1, 1991..............           (G)

  10.38     Agreement dated September 24, 1990 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command as
            modified through March 25, 1992...................................................      (G), (H)

  10.39     Agreement dated September 30, 1988 between Geomet Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command
            Natick Research, Development and Engineering Center as modified
            through April 26, 1993............................................................      (H), (I)

                                                                                                  Page Number/
Item No.           Description                                                                       Reference
--------           -----------                                                                       ---------
  10.40     Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified
            Stock Option Plan.................................................................           (G)

  10.41     Securities and Exchange Commission response dated September 23, 1991
            to certain question regarding the Registrant's Option Exchange Offer..............           (G)

  10.47     Bankruptcy Court-approved Settlement Agreement and Mutual Release between Versar Architects and Engineers, Inc. and the City of
            Sterling, Colorado................................................................           (H)

  10.52     Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *..............           (I)

  10.58     Agreement dated March 10, 1993 between the Registrant and the Environmental
            Protection Agency.................................................................           (I)

  10.64     Asset Purchase Agreement dated July 29, 1994 between Registrant and Kemron
            Environmental Services, Inc. of certain assets of the registrants wholly-owned
            subsidiary Versar Laboratories, Inc...............................................           (K)

  10.65     Information Statement for the Distribution to Shareholders of Versar, Inc., the
            Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation,
            dated June 30, 1994...............................................................           (J)

  10.66     Agreement dated January 13, 1994 between the Registrant and the Department of
            the Air Force.....................................................................           (K)

  10.67     Agreement dated January 18, 1994 between the Registrant and OHM Services
            Remediation Corporation...........................................................           (K)

  10.70     Agreement dated July 18, 1995 between the Registrant and the U.S. Air Force
            Human Systems Center..............................................................           (M)

  10.71     Agreement dated March 29, 1995 between the Registrant and the U.S. Army Norfolk
            Corps of Engineers................................................................           (M)

  10.72     Agreement dated March 16, 1995 between the Registrant and the U.S. Army Baltimore
            Corps of Engineers................................................................           (M)

  10.73     Agreement dated April 25, 1995 between the Registrant and the U.S. Army
            Philadelphia Corps of Engineers...................................................           (M)

  10.74     Agreement dated August 10, 1995 between the Registrant and the Environmental
            Protection Agency.................................................................           (M)

                                                                                                  Page Number/
Item No.           Description                                                                       Reference
--------           -----------                                                                       ---------
  10.75      Agreement dated January 31, 1995 between Geomet Technologies, Inc., a subsidiary
             of the Registrant and the U.S. Army Soldier Systems Command......................           (M)

  10.76      Agreement dated July 13, 1995 between Geomet Technologies, Inc., a subsidiary of
             the Registrant and the U.S. General Services Administration......................           (M)

  10.77      The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995 modifying certain provisions of the Revolving Loan and Security Agreement, dated
             April 9, 1994....................................................................           (M)

  10.78      Loan and Security Agreement between the Registrant and the Riggs
             National Bank of Washington, D.C dated January 25, 1996..........................           (N)

  10.79      Employment Agreement dated September 1, 1996 between the Registrant
             and Benjamin M. Rawls*...........................................................           (N)

  10.80      Employment Agreement dated September 1, 1996 between the Registrant
             and Thomas S. Rooney*............................................................           (N)

  10.81      Change of Control Severance Agreement dated September 1, 1996 between
             the Registrant and Lawrence W. Sinnott*..........................................           (N)

  10.82      Change of Control Severance Agreement dated September 1, 1996 between
             the Registrant and James C. Dobbs*...............................................           (N)

  10.83      Agreement and Plan of Merger dated July 29, 1997 between the Registrant
             and Science Management Corporation...............................................           (O)

  10.84      Acquisition Promissory Note, dated April 30, 1997, between the Registrant and
             NationsBank, N.A.................................................................           (P)

  10.85      Revolving Promissory Note, dated March 27, 1997, between the Registrant and
             NationsBank, N.A.................................................................           (P)

  10.86      Financing and Security Agreement, dated March 27, 1997, between the Registrant
             and NationsBank, N.A.............................................................           (P)

  10.87      Amendment to Financing and Security Agreement, dated April 30, 1997, between the
             Registrant and NationsBank, N.A..................................................           (P)

  10.88      The Greenwood Partnership Asset Acquisition Agreement............................           (Q)

  10.89      Modification to NationsBank loan to increase to $5M .............................           (Q)

  10.90      AFCEE RAC Contract ..............................................................           (Q)

                                                                                                  Page Number/
Item No.           Description                                                                       Reference
--------           -----------                                                                       ---------
  11         Statement Re:  Computation of Per Share Earnings ................................            25

  22         Subsidiaries of the Registrant ..................................................           (Q)

  27         Financial Data Schedules ........................................................

------------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement

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

(Q) Incorporated by reference to similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 ("FY1998 Form 10-K") filed with the Commission on September 28, 1998.

Exhibit item numbers are as outlined by item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   VERSAR, INC.
                                       ------------------------------------

                                                   (Registrant)

Date: December 29, 1998                /S/ Benjamin M. Rawls
                                       ------------------------------------
                                       Benjamin M. Rawls
                                       Chairman, Chief Executive Officer,
                                       President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                    TITLE                                        DATE
----------                                    -----                                        ----
/S/ Benjamin M. Rawls                         Chairman, Chief Executive Officer,           December 29, 1998
-------------------------------------         President, and Director
Benjamin M. Rawls

/S/ Robert L. Durfee                          Executive Vice President and                 December 29, 1998
-------------------------------------         Director
Robert L. Durfee

/S/ Lawrence W. Sinnott                       Vice President, Chief Financial              December 29, 1998
-------------------------------------         Officer, Treasurer, and
Lawrence W. Sinnott                           Principal Accounting Officer

/S/ Michael Markels, Jr.                      Chairman Emeritus and Director               December 29, 1998
-------------------------------------
Michael Markels, Jr.

/S/ Thomas J. Shields                         Director                                     December 29, 1998
-------------------------------------
Thomas J. Shields

/S/ Constantine G. Caras                      Director                                     December 29, 1998
-------------------------------------
Constantine G. Caras

/S/ Pat H. Moore                              Director                                     December 29, 1998
-------------------------------------
Pat H. Moore

/S/ David Gladstone                           Director                                     December 29, 1998
-------------------------------------
David Gladstone

/S/ Charles I. Judkins, Jr.                   Director                                     December 29, 1998
-------------------------------------
Charles I. Judkins, Jr.

/S/ M. Lee Rice                               Director                                     December 29, 1998
-------------------------------------
M. Lee Rice

                    Report of Independent Public Accountants







To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets (restated see Note
A) of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows (all restated see Note A) for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Washington, D.C.
December 23, 1998

                          VERSAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                             June 30,
                                                                                     ------------------------
                                                                                       1998            1997
                                                                                     --------        --------
ASSETS
    Current assets
        Cash and cash equivalents ............................................       $     72        $     96
        Accounts receivable, net .............................................         14,631          12,655
        Prepaid expenses and other current assets ............................          1,378           1,354
        Deferred income taxes ................................................            784             652
        Assets of discontinued operations, net ...............................            ---           1,952
                                                                                     --------        --------
           Total current assets ..............................................         16,865          16,709

    Property and equipment, net ..............................................          2,779           2,098
    Deferred income taxes ....................................................            502             257
    Goodwill .................................................................          1,069           2,501
    Other assets .............................................................            273             305
                                                                                     --------        --------
           Total assets ......................................................       $ 21,488        $ 21,870
                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable .....................................................       $  3,303        $  2,883
        Bank line of credit ..................................................          3,664             274
        Current portion of long-term debt ....................................          1,114             819
        Accrued salaries and vacation ........................................          1,495           1,487
        Liabilities of discontinued operations, net ..........................          1,524             ---
        Other liabilities ....................................................          2,645           2,106
                                                                                     --------        --------
           Total current liabilities .........................................         13,745           7,569

    Long-term debt ...........................................................            688           1,437
    Other long-term liabilities ..............................................          2,084           1,015
    Liabilities of discontinued operations, net ..............................            380             826
    Reserve on guarantee of real estate debt .................................          1,200           1,500
                                                                                     --------        --------
           Total liabilities .................................................         18,097          12,347
                                                                                     --------        --------

    Commitments and contingencies (Note K)

    Stockholders' equity
       Common stock, $.01 par value; 30,000,000 shares
         authorized; 6,071,887 shares and 5,151,792
         shares issued and outstanding at June 30, 1998
         and 1997, respectively ..............................................             61              52
       Capital in excess of par value ........................................         17,458          13,788
       Accumulated deficit ...................................................        (14,128)         (4,317)
                                                                                     --------        --------
           Total stockholders' equity ........................................          3,391           9,523
                                                                                     --------        --------

           Total liabilities and stockholders' equity ........................       $ 21,488        $ 21,870
                                                                                     ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                      Years Ended June 30,
                                                                            ----------------------------------------
                                                                              1998            1997            1996
                                                                            --------        --------        --------
GROSS REVENUE .......................................................       $ 50,420        $ 44,935        $ 44,283
    Purchased services and materials, at cost .......................         15,525          13,239          12,364
                                                                            --------        --------        --------
NET SERVICE REVENUE .................................................         34,895          31,696          31,919

    Direct costs of services and overhead ...........................         29,418          25,387          25,973
    Selling, general, and administrative expenses ...................          4,769           5,085           4,960
    Other income, net ...............................................            ---             (42)            (28)
    Losses on Sarnia operations .....................................            ---             ---             142
   Special charge ...................................................            330             ---             ---
                                                                            --------        --------        --------
OPERATING INCOME ....................................................            378           1,266             872

OTHER EXPENSE
    Interest expense ................................................            251              97              96
    Income tax (benefit) expense ....................................           (149)             60            (216)
                                                                            --------        --------        --------

INCOME FROM CONTINUING OPERATIONS ...................................            276           1,109             992

DISCONTINUED OPERATIONS (NOTE C)
    (Loss) income from discontinued operations
      (net of tax benefit of $90 at June 30,
         1998 and tax expense of $90 at
         June 30, 1997) .............................................         (7,376)            147             ---
    Loss on disposal of discontinued operations,
         including provision of $1,700 for operating
         losses during phase out period (less
         applicable income taxes of $0) .............................         (3,053)            ---             ---
                                                                            --------        --------        --------

(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS ........................................................        (10,429)            147             ---
                                                                            --------        --------        --------

NET (LOSS) INCOME ...................................................       $(10,153)       $  1,256        $    992
                                                                            ========        ========        ========

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - BASIC ................................................       $    .05        $    .22        $    .20
                                                                            ========        ========        ========

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - DILUTED ..............................................       $    .05        $    .21        $    .19
                                                                            ========        ========        ========

(LOSS) INCOME PER SHARE FROM
  DISCONTINUED OPERATIONS - BASIC
  AND DILUTED .......................................................       $  (1.83)       $    .03        $    ---
                                                                            ========        --------        ========

NET (LOSS) INCOME PER SHARE - BASIC .................................       $  (1.78)       $    .25        $    .20
                                                                            ========        ========        ========

NET (LOSS) INCOME PER SHARE - DILUTED ...............................       $  (1.78)       $    .24        $    .19
                                                                            ========        ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC ...............................................          5,695           5,041           4,905
                                                                            ========        ========        ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED ........................................          5,695           5,286           5,248
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

                          VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                    Years Ended June 30, 1998, 1997, and 1996
                                               ------------------------------------------------------------------------------------

                                                                                                                            Total
                                                Number                     Capital in       Accumu-                         Stock-
                                                  of          Common        Excess of       lated          Treasury         holders'
                                                Shares         Stock        Par Value       Deficit          Stock          Equity
                                               --------      --------       ---------      --------        --------        --------
Balance, June 30, 1995 ...................        4,810      $     48       $ 12,816       $ (6,565)       $     (9)       $  6,290

Exercise of stock options ................          119             1            278            ---             ---             279
Common stock issued for ValuAdd ..........           30           ---             97            ---             ---              97
Common stock issued to ESSOP .............           32             1            108            ---             ---             109
Purchase of common stock
     for treasury ........................          (18)          ---            ---            ---             (63)            (63)
Issuance of treasury stock for stock
     awards ..............................            7           ---            ---            ---              22              22
Issuance of treasury stock for ESSOP .....           15           ---            ---            ---              50              50
Net income ...............................          ---           ---            ---            992             ---             992
                                               --------      --------       --------       --------        --------        --------
Balance, June 30, 1996 ...................        4,995            50         13,299         (5,573)            ---           7,776
                                               --------      --------       --------       --------        --------        --------

Exercise of stock options ................           18           ---             45            ---             ---              45
Common stock issued to ESSOP .............          139             2            444            ---             ---             446
Purchase of common stock for
      treasury ...........................          (40)          ---            ---            ---            (140)           (140)
Issuance of treasury stock for
     ESSOP ...............................           40           ---            ---            ---             140             140
Net income ...............................          ---           ---            ---          1,256             ---           1,256
                                               --------      --------       --------       --------        --------        --------
Balance, June 30, 1997 ...................        5,152            52         13,788         (4,317)            ---           9,523
                                               --------      --------       --------       --------        --------        --------

Exercise of stock options ................           71           ---            206            ---             ---             206
Common stock issued for acquisitions .....          773             8          3,061            ---             ---           3,069
Common stock issued to ESSOP .............           76             1            403            ---             ---             404
Decrease in guarantee of Sarnia debt .....          ---           ---            ---            300             ---             300
Tax benefit of exercised options .........          ---           ---            ---             42             ---              42
Net loss .................................          ---           ---            ---        (10,153)            ---         (10,153)
                                               --------      --------       --------       --------        --------        --------
Balance, June 30, 1998 ...................        6,072      $     61       $ 17,458       $(14,128)       $    ---        $  3,391
                                               ========      ========       ========       ========        ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Years Ended June 30,
                                                                            -----------------------------------------
                                                                               1998           1997            1996
                                                                            ---------       ---------       ---------
Cash flows from operating activities
  Net (loss) income .................................................       $(10,153)       $  1,256        $    992
  Adjustments to reconcile net (loss) income to
   net cash provided by continuing operating activities
     Loss (income) from discontinued operations .....................         10,429            (147)            ---
     Depreciation and amortization ..................................            731             695             684
     Goodwill write off .............................................             55             ---             ---
     Loss on sale of property and equipment .........................             80              36              14
     Provision for doubtful accounts receivable .....................            269              (4)            (37)
     Common stock issued to ESSOP ...................................            404             586             181
     Deferred tax benefit ...........................................           (300)           (358)           (250)
                                                                            ---------       ---------       ---------
       Subtotal .....................................................          1,515           2,064           1,584
                                                                            ---------       ---------       ---------

  Changes in assets and liabilities
     Increase in accounts receivable ................................         (2,244)           (275)           (616)
     (Increase) decrease in prepaids and other assets ...............           (716)            427            (500)
     Increase in accounts payable ...................................            420             785             148
     Increase (decrease) in accrued salaries and vacation ...........              8            (132)            228
     Increase (decrease) in other liabilities .......................          1,608             (47)            659
     Net change in assets and liabilities of Sarnia .................            ---             ---             142
                                                                            ---------       ---------       ---------
       Net cash provided by continuing
        operations ..................................................            591           2,822           1,645
     Changes in net assets/liabilities of discontinued
        operations ..................................................         (2,258)           (979)           (615)
                                                                            ---------       ---------       ---------
        Net cash (used in) provided by operating activities .........         (1,667)          1,843           1,030
                                                                            ---------       ---------       ---------

Cash flows from investing activities
  Purchases of property and equipment ...............................           (482)           (638)         (1,261)
  Proceeds from sale of fixed assets ................................            ---              60             ---
  Cash used by discontinued operations ..............................            (77)            ---             ---
  Acquisition of businesses .........................................           (940)         (2,870)            ---
                                                                            ---------       ---------       ---------
        Net cash used in investing activities .......................         (1,499)         (3,448)         (1,261)
                                                                            ---------       ---------       ---------

Cash flows from financing activities
  Net borrowings (payment) on bank line of credit ...................          3,390            (218)             54
  Principal payments on long-term debt ..............................           (520)            (69)            (14)
  Notes payable for leases ..........................................             66             ---             ---
  Borrowing for acquisition of SMC ..................................            ---           2,000             ---
  Purchase of treasury stock ........................................            ---            (140)            (63)
  Proceeds from issuance of common stock ............................            206              45             279
                                                                            ---------       ---------       ---------
        Net cash provided by financing activities ...................          3,142           1,618             256
                                                                            ---------       ---------       ---------

Net (decrease) increase in cash .....................................            (24)             13              25
Cash at the beginning of the year ...................................             96              83              58
                                                                            ---------       ---------       ---------

Cash at the end of the year .........................................       $     72        $     96        $     83
                                                                            =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

       In October 1998, as the Company was in the process of winding down its discontinued engineering, design and construction business, acquired from SMC, Versar discovered an error in the June 30, 1998 financial statements. The Audit Committee of the Board of Directors instituted an investigation of the circumstances surrounding the creation of the error. The investigation concluded that the unbilled receivables, primarily related to one large contract, of the discontinued operations were overstated by approximately $1.6 million at June 30, 1998. Appropriate remedial action has been taken to correct Company procedures. The Company has restated its fiscal year 1998 financial statements to reflect the impact of this error. The Company has restated the operating losses from discontinued operations and related reserves to finalize the disposition of SMC. (See restated Notes C, G, I and M for further information.)

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

                          VERSAR, INC. AND SUBSIDIARIES

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

       On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued approximately 533,433 shares of Versar's common stock to SMC stockholders other than Versar and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by $2,898,000. SMC represented the engineering, design and construction services and management services segments of the company in fiscal year 1997. The entire balance of the goodwill was written off in fiscal year 1998 and the SMC businesses are presented as discontinued operations in fiscal year 1998.

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

                          VERSAR, INC. AND SUBSIDIARIES

NOTE C  DISCONTINUED OPERATIONS

       As a result of poor performance following its acquisition of SMC, the Company determined to discontinue operations of its management services and engineering, design and construction services segments (acquired from SMC), which provides services to the commercial and the petrochemical industries. The engineering, design and construction services was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced their sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because the reduced oil prices did not make it economically feasible for the projects. The management services segment of SMC also suffered from loss of three large contracts which represented 75% of the sales volume. SMC's sales for fiscal year 1998 were $33,283,000 and $3,582,000 for the two months of fiscal year 1997.

       In October 1998, the management services segment was sold to the remaining principals in exchange for the release of certain employment obligations. In November, 1998 the engineering, design and construction segments fixed assets were sold to an unrelated third party for book value. All other remaining assets and liabilities were retained by the Company.

       In conjunction with the decision for discontinuance of these businesses, the Company recorded a loss from discontinued operations of $10,429,000 net of $90,000 tax benefit due to the write-off of goodwill associated with its acquisition and operating losses of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses during the phase out period.

       Current assets of discontinued operations consist primarily of accounts receivable. Long term liabilities consist primarily of previous SMC bankruptcy obligations prior to 1996. (see Note I concerning the tax effect of the discontinuance.)

       The impact of the restatement was to decrease revenue and accounts receivable by approximately $1,486,000 and increase other current liabilities and expense by approximately $114,000.

                          VERSAR, INC. AND SUBSIDIARIES

       Summarized financial results of the discontinued operations are as follows:


                                                                                      Years Ended June 30,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------            ----------
Balance Sheet                                                                            (In thousands)

        Cash and cash equivalents..................................             $     203             $     341
        Accounts receivable, net...................................                 4,582                 4,870
        Prepaid expenses and other current assets..................                   366                   134
                                                                                ----------            ----------
           Total current assets....................................                 5,151                 5,345

        Property and equipment, net................................                   128                   177
        Other assets...............................................                    95                     8
                                                                                ----------            ----------
           Total assets............................................             $   5,374             $   5,530
                                                                                ==========            ==========


        Accounts payable...........................................             $   2,397             $   2,076
        Other current liabilities..................................                 4,278                 1,317
                                                                                ----------            ----------
           Total current liabilities...............................                 6,675                 3,393

        Other liabilities..........................................                   603                 1,011
                                                                                ----------            ----------
           Total liabilities.......................................                 7,278                 4,404
                                                                                ----------            ----------

        Net (liabilities) assets of
          of discontinued operations...............................             $  (1,904)            $   1,126
                                                                                ==========            ==========


                                                                                      Years Ended June 30,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------            ----------
Income Statement                                                                         (In thousands)

        Gross Revenue..............................................             $  33,283             $   3,582
        Costs and expenses.........................................                35,685                 3,345
                                                                                ----------            ----------
        Operating (loss) income from discontinued
           operations..............................................                (2,402)                  237
        Goodwill write-off.........................................                 5,064                   ---
        Income tax (benefit) expense...............................                   (90)                   90
                                                                                ----------            ----------
        (Loss) income from discontinued
           operations..............................................                (7,376)                  147
        Loss on disposal of operations.............................                (3,053)                  ---
                                                                                ----------            ----------
        Total (loss) income from discontinued
               operations..........................................             $ (10,429)            $     147
                                                                                ==========            ==========

                          VERSAR, INC. AND SUBSIDIARIES

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

NOTE E  ACCOUNTS RECEIVABLE


                                                                                 June 30,
                                                                       ----------------------------
                                                                         1998               1997
                                                                       ---------          ---------
                                                                              (In thousands)
      Billed receivables
                  U.S. Government.................................     $  4,550           $  5,683
                  Commercial......................................        4,665              3,405
      Unbilled receivables
                  U.S. Government.................................        3,696              3,197
                  Commercial......................................        2,336                960
                                                                       ---------          ---------
                                                                         15,247             13,245
      Allowance for doubtful accounts ............................         (616)              (590)
                                                                       ---------          ---------
                                                                       $ 14,631           $ 12,655
                                                                       =========          =========

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

                          VERSAR, INC. AND SUBSIDIARIES

NOTE F  PROPERTY AND EQUIPMENT


                                                               Estimated
                                                              Useful Life
                                                                in Years                    June 30,
                                                             -------------        ----------------------------
                                                                                     1998              1997
                                                                                  ----------        ----------
                                                                                         (In thousands)
      Furniture and fixtures.........................              5              $   1,815         $   1,586
      Equipment......................................           3 to 10               7,176             6,238
      Leasehold improvements.........................        Life of lease            2,207             1,432
                                                                                  ----------        ----------
                                                                                     11,198             9,256
      Accumulated depreciation
         and amortization............................                                (8,419)           (7,158)
                                                                                  ----------        ----------
                                                                                  $   2,779         $   2,098
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

NOTE G  DEBT


                                                                                            June 30,
                                                                                  ----------------------------
                                                                                     1998              1997
                                                                                  ----------        ----------
                                                                                         (In thousands)
      Bank line of credit, NationsBank, N.A...............................            3,664               274
      Acquisition promissory note.........................................            1,438             1,958
      Other...............................................................              364               298
                                                                                  ----------        ----------
           Total debt.....................................................            5,466             2,530
      Current portion of long-term debt...................................           (4,778)           (1,093)
                                                                                  ----------        ----------
      Long-term debt......................................................        $     688         $   1,437
                                                                                  ==========        ==========

       In April 1997, Versar changed its line of credit facility from the Riggs National Bank to NationsBank, N.A. The new line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $1,200,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and fifty basis points (8.16% at June 30, 1998). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1998 was approximately $1,336,000. Advances under the line are due upon demand or on May 31, 1999. The loan has certain covenants related to maintenance of financial ratios. The Company's covenants were modified at June 30, 1998 due to the SMC goodwill write off discontinuance of SMC segments. Management believes that cash generated by operations and borrowings available from the bank line of credit and the extension of the line will be adequate to meet the working capital needs for fiscal year 1999.

                          VERSAR, INC. AND SUBSIDIARIES

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

                          VERSAR, INC. AND SUBSIDIARIES

       Options under the Incentive Stock Option 1982, 1992, and 1996 Plans are as follows:


                                                                       Optioned              Option Price
                                                                        Shares                 Per Share                  Total
                                                                      ----------        ------------------------         --------
                                                                                  (In thousands, except per share price)
      Outstanding at June 30, 1995 .........................                942         $ 2.063    to    $ 3.940         $ 2,591
                  Issued....................................                389           2.813    to      3.625           1,178
                  Exercised.................................                (80)          2.063    to      2.563            (185)
                  Cancelled.................................                (35)          2.063    to      3.940             (96)
                                                                      ----------                                       ----------

      Outstanding at June 30, 1996 .........................              1,216           2.125    to      3.940           3,488
                  Issued....................................                 99           2.719    to      3.563             349
                  Exercised.................................                (14)          2.125    to      2.688             (35)
                  Cancelled.................................               (377)          2.125    to      3.940            (949)
                                                                      ----------                                       ----------

      Outstanding at June 30, 1997 .........................                924           2.375    to      3.940           2,853
                  Issued....................................                326           3.375    to      5.375           1,466
                  Exercised.................................                (61)          2.375    to      3.940            (176)
                  Cancelled.................................                (19)          2.375    to      3.940             (61)
                                                                      ----------                                       ----------

      Outstanding at June 30, 1998 .........................              1,170         $ 2.375    to    $ 5.375         $ 4,082
                                                                      ==========                                       ==========

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

                          VERSAR, INC. AND SUBSIDIARIES

       Options under the 1987 Non-Qualified Plan are as follows:

                                                                       Optioned              Option Price
                                                                        Shares                 Per Share                  Total
                                                                      ----------        ------------------------         --------
                                                                                  (In thousands, except per share price)
      Outstanding at June 30, 1995 .........................                150         $ 2.375    to    $ 2.500         $   367
                  Issued....................................                264           3.000    to      3.563             804
                  Cancelled.................................                 (2)          2.437    to      2.437              (5)
                  Exercised.................................                (39)          2.375    to      2.437             (93)
                                                                      ----------                                         --------

      Outstanding at June 30, 1996 .........................                373           2.375    to      3.563           1,073
                  Issued....................................                ---             ---    to        ---             ---
                  Cancelled.................................                ---             ---    to        ---             ---
                  Exercised.................................                 (4)          2.500    to      2.500             (10)
                                                                      ----------                                         --------

      Outstanding at June 30, 1997 .........................                369           2.375    to      3.563           1,063
                  Issued....................................                ---             ---    to        ---             ---
                  Cancelled.................................                (15)          3.125    to      3.125             (47)
                  Exercised.................................                (10)          3.125    to      3.125             (31)
                                                                      ----------                                         --------

      Outstanding at June 30, 1998 .........................                344         $ 2.375    to    $ 3.563         $   985
                                                                      ==========                                         ========

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


                                                                                  1998            1997
                                                                                ---------       --------
                                                                                 (In thousands, except
                                                                                    per share data)
            Net (Loss) Income:                               As Reported        $(10,153)       $ 1,256
                                                             Pro Forma           (10,324)         1,085

            Net (Loss) Income Per Share - Basic:             As Reported        $  (1.78)       $  0.24
                                                             Pro Forma             (1.81)          0.21

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

NOTE I  INCOME TAXES

       The (benefit) provision for income taxes applicable to income from continuing operations consists of the following:


                                                                     Years Ended June 30,
                                                               --------------------------------
                                                                1998         1997         1996
                                                               ------       ------       ------
                                                                        (In thousands)
            Currently payable
               Federal ..................................      $   95       $  118       $    2
               State ....................................          43           77           32

            Deferred
               Federal ..................................        (287)        (135)        (250)
               State ....................................         ---          ---          ---
                                                               ------       ------       ------
                                                               $ (149)      $   60       $ (216)
                                                               ======       ======       ======

       Deferred tax assets are comprised of the following (in thousands):


                                                                     June 30,            June 30,
                                                                      1998                1997
                                                                     --------            --------
            Deferred Tax Assets:
              Employee benefits..........................           $   687             $   701
              Bad debt reserves..........................               314                 196
              All other reserves.........................               988                 417
              Discontinued operations reserves...........             1,347                 ---
              Alternative minimum tax credits............                22                  74
              Net operating loss of purchased
                business.................................             1,000               1,000
              State tax net operating losses.............               262                 262
              Depreciation...............................                50                 ---
                                                                    --------            --------
                    Total Deferred Tax Assets                         4,670               2,650

              Deferred Tax Liabilities:

                Depreciation.............................               ---                 (20)
                Other....................................                (1)                 (1)
                                                                    --------            --------
                    Total Deferred Tax Liabilities ......                (1)                (21)

              Net Deferred Tax Assets....................             4,669               2,629

              Valuation Allowance........................            (3,383)             (1,720)
                                                                    --------            --------

              Net Deferred Tax Asset.....................           $ 1,286             $   909
                                                                    ========            ========

                          VERSAR, INC. AND SUBSIDIARIES

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

       The impact of the restatement is to increase the deferred tax assets and valuation allowance by $643,000 resulting in no change to the Net Deferred Tax Asset.

            The tax (benefit) provision was composed of the following:


                                                                                   Years Ended June 30,
                                                                            ----------------------------------
                                                                              1998         1997         1996
                                                                            --------     --------     --------
                                                                                      (In thousands)
       Expected provision at federal
                  statutory rate........................................    $    43      $   397      $   264
       Change in valuation allowance ...................................       (300)        (375)        (552)
       State income tax, net of federal benefit ........................         28           77           32
       Permanent items .................................................         66           40           32
       Losses on Sarnia operations not deductible ......................        ---          ---           48
       Other ...........................................................         14          (79)         (40)
                                                                            --------     --------     --------
                                                                               (149)     $    60      $  (216)
                                                                            ========     ========     ========

       Income taxes paid for the years ended June 30, 1998, 1997, and 1996 were $414,000, $307,000, and $7,000, respectively.

            The tax (benefit) provision applicable to losses from discontinued operations was composed of the following:


                                                                                Years Ended June 30,
                                                                            ----------------------------
                                                                              1998                1997
                                                                            --------            --------
                                                                                   (In thousands)
            Expected (benefit) provision at federal
            statutory rate .............................................    $ (3,576)           $    81
            Permanent items ............................................       1,816                  9
            Change in valuation allowance ..............................       1,636                ---
            Other ......................................................          34                ---
                                                                            ---------           --------
                                                                            $   ( 90)           $    90
                                                                            =========           ========

       SMC has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 1997 through 2011. Due to the substantial changes in SMC's ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately

                          VERSAR, INC. AND SUBSIDIARIES

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

                         VERSAR, INC. AND SUBSIDIARIES

                                                                            Total
      Years Ending June 30,                                                 Amount
                                                                            ------
                                                                        (In thousands)
             1999..................................................        $  3,362
             2000..................................................           2,631
             2001..................................................           2,114
             2002..................................................           1,858
             2003..................................................           1,816
             2004 and thereafter...................................           7,132
                                                                           --------
                                                                           $ 18,913
                                                                           ========

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

NOTE L  CUSTOMER INFORMATION

       A substantial portion of the Company's service revenue is derived from contracts with the U.S. Government as follows:


                                                                     Years Ended June 30,
                                                             -----------------------------------
                                                               1998         1997         1996
                                                             ---------    ---------    ---------
                                                                        (In thousands)
       U.S. Department of Defense                            $ 16,771     $ 15,952     $ 16,479
       U.S. Environmental Protection Agency                     3,493        3,339        3,787
       Other U.S. Government Agencies                           2,385        2,972        2,035
                                                             ---------    ---------    ---------

                  Total U.S. Government                      $ 22,649     $ 22,263     $ 22,301
                                                             =========    =========    =========

       The Company's largest contract with the U.S. Air Force generated revenues of approximately $10,513,000 and $10,768,000 and $7,951,000 in fiscal years 1998, 1997 and 1996, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE M  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

       Quarterly financial information for fiscal years 1998 and 1997 is as follows (in thousands, except per share amounts):

                                               Fiscal Year 1998                                   Fiscal Year 1997
                                ------------------------------------------------   -------------------------------------------------

   Quarter ending                Jun 30       Mar 31       Dec 31       Sept 30     Jun 30      Mar 31        Dec 31        Sept 30
------------------------------  ---------    ---------    ---------    ---------   ---------   ---------     ---------     ---------
Gross Revenue ................. $ 14,699     $ 13,505     $ 11,378     $ 10,838    $ 12,001    $ 10,727      $ 10,749      $ 11,458

Net Service Revenue ...........   10,002        8,944        8,103        7,846       8,377       7,705         7,740         7,874

Operating (loss) income from
  continuing operations .......     (299)         112          379           84         237         216           391           265

Operating (loss) income from
  discontinued operations .....  (10,442)         (77)         (29)         119         147         ---           ---           ---

Net (loss) income ............. $(10,741)    $     35     $    350     $    203    $    384    $    216      $    391      $    265
                                =========    =========    =========    =========   =========   =========     =========     =========

(Loss) income per share from
  continuing operations -
  diluted ..................... $   (.05)    $    .02     $    .06     $    .02    $    .04    $    .04      $    .08      $    .05
                                =========    =========    =========    =========   =========   =========     =========     =========

(Loss) income per share from
  discontinued operations -
  diluted ..................... $  (1.72)    $    .01     $    ---     $    .02    $    .03    $    ---      $    ---      $    ---
                                =========    =========    =========    =========   =========   =========     =========     =========

Net (loss) income per
  share - diluted ............. $  (1.77)    $    .01     $    .06     $    .04    $    .07    $    .04      $    .08      $    .05
                                =========    =========    =========    =========   =========   =========     =========     =========

Weighted average number of
  shares outstanding -
  diluted .....................    6,060        6,393        6,109        5,597       5,380       5,240         5,073         5,127
                                =========    =========    =========    =========   =========   =========     =========     =========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.

                                                                     SCHEDULE II

                          VERSAR, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                        ADDITIONS
                                    BALANCE AT         CHARGED TO                                 BALANCE AT
                                   BEGINNING OF         COSTS AND                                   END OF
                                       YEAR             EXPENSES           CHARGE OFF                YEAR
                                   ------------       ------------        ------------           ------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS

1996                               $    957,199       $   (36,710)        $  (217,262)           $   703,227

1997                                    703,227            (3,862)           (109,826)               589,539

1998                                    589,539           268,485            (242,194)               615,830