Form 10-Q/A
period 1998-09-30
VERSAR INC
filed 1999-01-12
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-Q/A

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1998 Commission File Number 1-9309
                              -------------------                        ------


                                VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                  54-0852979
-------------------------------------    ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                          22151
-------------------------------------    ------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code     (703) 750-3000
                                                  ---------------------------

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

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class of Common Stock       Outstanding at October 31, 1998
           ---------------------       -------------------------------
              $ .01 par value                  6,108,349 shares

                        VERSAR, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q/A

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

                     VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                              (In thousands)


                                                September 30,       June 30,
                                                    1998              1998
                                                -------------    -------------
ASSETS                                           (unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . .   $         66     $         72
    Accounts receivable, net. . . . . . . . .         16,445           14,631
    Prepaid expenses and other
     current assets . . . . . . . . . . . . .            768            1,378
    Deferred income taxes . . . . . . . . . .            784              784
                                                -------------    -------------
        Total current assets. . . . . . . . .         18,063           16,865

  Property and equipment, net . . . . . . . .          2,711            2,779
  Deferred income taxes . . . . . . . . . . .            502              502
  Goodwill. . . . . . . . . . . . . . . . . .          1,051            1,069
  Other assets. . . . . . . . . . . . . . . .            274              273
                                                -------------    -------------
        Total assets. . . . . . . . . . . . .   $     22,601     $     21,488
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .   $      3,956     $      3,303
    Bank line of credit . . . . . . . . . . .          5,029            3,664
    Current portion of long-term debt . . . .            897            1,114
    Accrued salaries and vacation . . . . . .          2,108            1,495
    Other liabilities . . . . . . . . . . . .          2,028            2,645
    Liabilities of discontinued
     operations, net. . . . . . . . . . . . .            983            1,524
                                                -------------    -------------
        Total current liabilities . . . . . .         15,001           13,745

  Long-term debt. . . . . . . . . . . . . . .            500              688
  Other long-term liabilities . . . . . . . .          2,000            2,084
  Liabilities of discontinued
   operations, net. . . . . . . . . . . . . .             33              380
  Reserve on guarantee of real estate debt. .          1,125            1,200
                                                -------------    -------------
        Total liabilities . . . . . . . . . .         18,659           18,097
                                                -------------    -------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,108,349 shares and
     6,071,887 shares issued and outstanding
     at September 30 and June 30,
     1998, respectively . . . . . . . . . . .             61               61
    Capital in excess of par value. . . . . .         17,594           17,458
    Accumulated deficit . . . . . . . . . . .        (13,713)         (14,128)
                                                -------------    -------------
        Total stockholders' equity. . . . . .          3,942            3,391
                                                -------------    -------------

        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . .   $     22,601     $     21,488
                                                =============    =============

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             (Unaudited - in thousands, except per share amounts)


                                                     For the Three-Month
                                                 Periods Ended September 30,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------   ------------

GROSS REVENUE . . . . . . . . . . . . . . . .    $    14,799    $    10,838
Purchased services and materials, at costs. .          4,757          2,992
                                                 ------------   ------------

NET SERVICE REVENUE . . . . . . . . . . . . .         10,042          7,846
Direct costs of services and overhead . . . .          8,121          6,352
Selling, general and administrative expenses.          1,265          1,213
                                                 ------------   ------------

OPERATING INCOME. . . . . . . . . . . . . . .            656            281

OTHER EXPENSE
Interest expense. . . . . . . . . . . . . . .             87             63

Income tax expense. . . . . . . . . . . . . .            229            134
                                                 ------------   ------------

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . . . . . . .            340             84

INCOME FROM DISCONTINUED
 OPERATIONS . . . . . . . . . . . . . . . . .            ---            119
                                                 ------------   ------------


NET INCOME. . . . . . . . . . . . . . . . . .    $       340    $       203
                                                 ============   ============

NET INCOME PER SHARE - BASIC
 AND DILUTED. . . . . . . . . . . . . . . . .    $       .06    $       .04
                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . . . . . . .          6,097          5,168
                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . . . . . . .          6,097          5,447
                                                 ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                    For the Three-Month
                                                 Periods Ended September 30,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------   ------------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .   $       340    $        84

  Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities
     Income from discontinued operations . . .           ---            119
     Depreciation and amortization . . . . . .           181            189
     Provision for doubtful accounts
      receivable . . . . . . . . . . . . . . .            31             (8)
     Loss on property retirements. . . . . . .             3            ---
     Common stock issued to ESSOP. . . . . . .           123            ---
                                                 ------------   ------------
       Subtotal. . . . . . . . . . . . . . . .           678            384

  Changes in assets and liabilities
     (Increase) decrease in accounts
      receivable . . . . . . . . . . . . . . .        (1,845)         1,535
     Decrease in prepaids and other assets . .           608            175
     Decrease (increase) in accounts payable .           653           (983)
     Increase in accrued salaries
      and vacation . . . . . . . . . . . . . .           613            195
     Decrease in other liabilities . . . . . .          (700)          (550)
                                                 ------------   ------------
       Net cash provided by continuing
        operations . . . . . . . . . . . . . .             7            756
  Changes in net assets/liabilities of
   discontinued operations . . . . . . . . . .          (888)          (858)
       Net cash (used in) provided by
        continuing operations. . . . . . . . .          (881)          (102)
                                                 ------------   ------------

Cash flows used in investing activities
  Purchase of property and equipment . . . . .           (98)          (154)
                                                 ------------   ------------

Cash flows from financing activities
  Net borrowings on bank line of credit. . . .         1,365            392
  Principal payments on long-term debt . . . .          (405)          (301)
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . .            13             93
                                                 ------------   ------------
       Net cash provided by
        financing activities . . . . . . . . .           973            184
                                                 ------------   ------------

Net (decrease) in cash . . . . . . . . . . . .            (6)           (72)
Cash at the beginning of the year. . . . . . .            72             96
                                                 ------------   ------------
Cash at the end of the period. . . . . . . . .   $        66    $        24
                                                 ============   ============

Supplementary disclosure of cash flow
 information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . . . . . .   $       138    $        65
     Income taxes. . . . . . . . . . . . . . .            16             47

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company")
Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended June 30, 1998 for additional information. In
October 1998, as the Company was in the process of winding down its discontinued engineering, design and construction business acquired from SMC. Versar discovered an error in the June 30, 1998 financial statements. The Audit Committee of the Board of Directors instituted an investigation of the circumstances surrounding the creation of the error. The investigation concluded that the unbilled receivables, primarily related to one large contract, of the discontinued operations were overstated by approximately $1.6 million at June 30, 1998. Appropriate remedial action has been taken to correct Company procedures. The Company has restated its fiscal year 1998 financial statements to reflect the impact of this error.

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

     As stated in footnote A, after June 30, 1998, Versar discovered an error in the June 30, 1998 financial statements at one of the divisions of SMC. The Company has restated its June 30, 1998 financial statements by reducing its net worth by a current estimate of $1,600,000. Such restatement increases the loss from discontinued operations to $10,429,000, which consists of $3,053,000 accrued reserves and $7,376,000 (net of tax) of operating losses for fiscal year 1998.

                        VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(F)  Income Taxes

     At June 30, 1998, the Company had $4.7 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.4 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

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

     Income tax expense during the first quarter increased by $95,000 compared to costs for the comparable period of the previous year. The increase is primarily due to the increase in Versar's pretax income as compared to the first quarter of fiscal year 1998. The Company continues to carry a tax valuation allowance of approximately $3.4 million against the Company's deferred tax assets. The Company has established the valuation allowance until the probability of realization of these amounts becomes more certain.

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

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1998 approximated $3,062,000 or $58,000 (2%) lower than June 30,
1998. The decrease is primarily due to the increased usage of line of credit. In addition, the Company's current ratio at September 30, 1998 was 1.20 to 1, slightly less than the June 30, 1998 current ratio as a result of the increased gross revenues, which translated into higher receivables and utilization of the Company's line of credit.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,125,000 reserve for a guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,367,000 at September 30, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Rate ("LIBOR") plus 280 basis points or the prime rate ( 8.16% at September 30, 1998). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivables, equipment and intangibles, plus all insurance policies on property constituting collateral. In July 1998, the Company increased the line to $6,500,000, which included an increase to the interest rate of 30 basis points. In October 1998, the Company further modified its existing line of credit to include unbilled receivables in its borrowing base. As a part of this amendment, the interest rate was increased by an additional 30 basis points and a $40,000 fee was charged. Additional monthly fees will be charged during the month where the Company borrows against the unbilled receivables. Unused borrowing availability at September 30, 1997 was approximately $1,471,000. Advances on the line of credit are due on May 31, 1999. The Company was in compliance with the financial covenants at September 30, 1998. Management believes that cash generated by operations and borrowings available under the extension of the existing line of credit will be adequate to meet the working capital needs for fiscal year 1999.

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




                                                    VERSAR, INC.
                                          -----------------------------
                                                    (Registrant)






                                       By:  /S/ Benjamin M. Rawls
                                          ------------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



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







Date: December 29, 1998