Form 10-Q
period 1998-12-31
VERSAR INC
filed 1999-02-10
CIK 803647

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                               FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1998 Commission File Number 1-9309
                              ------------------                       -------

                              VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                              54-0852979
---------------------------------      ----------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

       6850 Versar Center
       Springfield, Virginia                         22151
---------------------------------      ----------------------------------------
(Address of principal executive                    (Zip Code)
 offices)

Registrant's telephone number, including area code        (703) 750-3000
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

                            Yes  X   No
                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class of Common Stock    Outstanding at February 1, 1999
            ---------------------    -------------------------------
               $ .01 par value              6,186,123 shares

                     VERSAR, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q/A

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1998 and June 30, 1998.                            3

            Consolidated Statements of Operations for the
            Three-Month and Six-Month Periods Ended
            December 31, 1998 and 1997.                                     4

            Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended
            December 31, 1998 and 1997.                                     5

            Notes to Consolidated Financial Statements                    6-8

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             9-12


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              12

   ITEM 4 - Submission of Matters to a Vote of Stockholders             12-13

   ITEM 6 - Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                 14

EXHIBIT 11 - Computation of Per Share Earnings                             15

                      VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             (In thousands)

                                                  December 31,     June 30,
                                                      1998           1998
                                                  ------------   ------------
ASSETS                                            (unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . . .   $       117    $        72
    Accounts receivable, net. . . . . . . . . .        16,427         14,631
    Prepaid expenses and other current assets .           513          1,378
    Deferred income taxes . . . . . . . . . . .           819            784
                                                  ------------   ------------
       Total current assets . . . . . . . . . .        17,876         16,865

  Property and equipment, net . . . . . . . . .         2,647          2,779
  Deferred income taxes . . . . . . . . . . . .           502            502
  Goodwill. . . . . . . . . . . . . . . . . . .         1,032          1,069
  Other assets. . . . . . . . . . . . . . . . .           174            273
                                                  ------------   ------------
       Total assets . . . . . . . . . . . . . .   $    22,231    $    21,488
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . .   $     4,800    $     3,303
    Bank line of credit . . . . . . . . . . . .         4,669          3,664
    Current portion of long-term debt . . . . .           750          1,114
    Accrued salaries and vacation . . . . . . .         1,992          1,495
    Other liabilities . . . . . . . . . . . . .         1,281          2,645
    Liabilities of discontinued operations,
     net. . . . . . . . . . . . . . . . . . . .           622          1,524
                                                  ------------   ------------
       Total current liabilities. . . . . . . .        14,114         13,745

  Long-term debt. . . . . . . . . . . . . . . .           312            688
  Other long-term liabilities . . . . . . . . .         1,982          2,084
  Liabilities of discontinued operations, net .           ---            380
  Reserve on guarantee of real estate debt. . .         1,050          1,200
                                                  ------------   ------------
       Total liabilities. . . . . . . . . . . .        17,458         18,097
                                                  ------------   ------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,186,123 shares and
     6,071,887 shares issued and outstanding
     at December 31 and June 30, 1998,
     respectively . . . . . . . . . . . . . . .            62             61
    Capital in excess of par value. . . . . . .        17,748         17,458
    Accumulated deficit . . . . . . . . . . . .       (13,037)       (14,128)
                                                  ------------   ------------
       Total stockholders' equity . . . . . . .         4,773          3,391
                                                  ------------   ------------

       Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . . . .   $    22,231    $    21,488
                                                  ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            (Unaudited - in thousands, except per share amounts)



                              For the Three-Month       For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                              1998          1997         1998          1997
                          ------------  ------------ ------------  ------------

GROSS REVENUE . . . . .   $    15,479   $    11,378  $    30,278   $    22,216
Purchased services
 and materials, at
 costs. . . . . . . . .         6,065         3,274       10,822         6,266
                          ------------  ------------ ------------  ------------

NET SERVICE REVENUE . .         9,414         8,104       19,456        15,950
Direct costs of services
 and overhead . . . . .         7,525         6,815       15,646        13,167
Selling, general and
 administrative
 expenses . . . . . . .         1,403         1,159        2,668         2,372
                          ------------  ------------ ------------  ------------

OPERATING INCOME. . . .           486           130        1,142           411

OTHER EXPENSE
Interest expense. . . .           149            17          236            80

Income tax benefit. . .          (264)         (266)         (35)         (132)
                          ------------  ------------ ------------  ------------

INCOME FROM CONTINUING
 OPERATIONS . . . . . .           601           379          941           463

(LOSS) INCOME FROM
 DISCONTINUED
 OPERATIONS . . . . . .           ---           (29)         ---            90
                          ------------  ------------ ------------  ------------

NET INCOME. . . . . . .   $       601   $       350  $       941   $       553
                          ============  ============ ============  ============

INCOME PER SHARE FROM
 CONTINUING OPERATIONS
 - BASIC. . . . . . . .   $      0.10   $      0.07  $      0.15   $      0.09
                          ============  ============ ============  ============

INCOME PER SHARE FROM
 CONTINUING OPERATIONS
 - DILUTED. . . . . . .   $      0.10   $      0.06  $      0.15   $      0.08
                          ============  ============ ============  ============

(LOSS) INCOME PER SHARE
 FROM DISCONTINUED
 OPERATIONS - BASIC
 AND DILUTED. . . . . .   $       ---   $     (0.01) $       ---   $      0.02
                          ============  ============ ============  ============

NET INCOME PER SHARE
 - BASIC AND DILUTED . .  $      0.10   $      0.06  $      0.15   $      0.10
                          ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC . . . . . . . .        6,117         5,614        6,107         5,391
                          ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - DILUTED . . . . . . .        6,117         6,032        6,107         5,808
                          ============  ============ ============  ============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)

                                                        For the Six-Month
                                                    Periods Ended December 31,
                                                    --------------------------
                                                       1998            1997
                                                    ------------  ------------

Cash flows from operating activities
  Net income from continuing operations. . . . . .  $       941   $       463

  Adjustments to reconcile net income to
   net cash used in operating activities
     Income from discontinued operations . . . . .          ---            90
     Depreciation and amortization . . . . . . . .          357           365
     Provision for doubtful accounts receivable. .          (18)          (55)
     Common stock issued to ESSOP. . . . . . . . .          278           140
     Deferred tax benefit. . . . . . . . . . . . .          (35)         (300)
                                                    ------------  ------------
       Subtotal. . . . . . . . . . . . . . . . . .        1,523           703

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable. .       (1,777)          913
     Decrease in prepaids and other assets . . . .          964           505
     Increase (decrease) in accounts payable . . .        1,497          (670)
     Increase in accrued salaries and vacation . .          497             3
     Decrease in other liabilities . . . . . . . .       (1,465)         (896)
                                                    ------------  ------------
       Net cash provided by continuing
        operations . . . . . . . . . . . . . . . .        1,239           558
  Changes in net assets/liabilities of
   discontinued operations . . . . . . . . . . . .       (1,282)         (830)
                                                    ------------  ------------
       Net cash used in operating activities . . .          (43)         (272)
                                                    ------------  ------------

Cash flows used in investing activities
  Purchase of property and equipment . . . . . . .         (188)         (364)
  Acquisition of business. . . . . . . . . . . . .          ---          (585)
                                                    ------------  ------------

       Net cash used in investing activities . . .         (188)         (949)

Cash flows from financing activities
  Net borrowings on bank line of credit. . . . . .        1,005         1,537
  Principal payments on long-term debt . . . . . .         (740)         (546)
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . . . .           13           230
                                                    ------------  ------------
       Net cash provided by financing
        activities . . . . . . . . . . . . . . . .          278         1,221
                                                    ------------  ------------

Net (decrease) in cash . . . . . . . . . . . . . .           47             0
Cash at the beginning of the year. . . . . . . . .           72            96
                                                    ------------  ------------

Cash at the end of the period. . . . . . . . . . .  $       119   $        96
                                                    ============  ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . . . .  $       234   $       127
    Income taxes . . . . . . . . . . . . . . . . .           40           200

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s ("Versar" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended June 30, 1998 (the "Form 10-K/A") for additional information. In October 1998, as the Company was in the process of winding down its discontinued engineering, design and construction business acquired from SMC, the Company discovered an error in the June 30, 1998 financial statements. The Audit Committee of the Board of Directors instituted an investigation of the circumstances surrounding the creation of the error. The investigation concluded that the unbilled receivables, primarily related to one large contract, of the discontinued operations were overstated by approximately $1.6 million at June 30, 1998. Appropriate remedial action has been taken to correct Company procedures and the Company has restated its fiscal year 1998 financial statements to reflect the impact of this error in the Form 10-K/A.

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1998, and the results of operations for the six-month periods ended December 31, 1998 and 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. ("Greenwood" or "TGP"). As a part of the acquisition, the Company increased its then line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded additional notes payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of Greenwood.

(E)  Discontinued Operations

     As a result of poor performance following its acquisition of SMC, the Company determined to discontinue operations of its management services and engineering, design and construction services segments (acquired from SMC), which provided services to the commercial and the petrochemical industries. The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced its sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because reduced oil prices did not make it economically feasible for the customers to complete such projects. The management services segment of SMC also suffered from loss of three large contracts which represented 75% of its sales volume. The Company has completed the sale of these two business segments during the second quarter of fiscal year 1999, for consideration consisting mainly of assumption of certain liabilities, release of other liabilities and potential payments based upon gross revenue in the next two years.

     In conjunction with the decision for discontinuance of these businesses, the Company in the fourth quarter of fiscal year 1998, recorded a loss from discontinued operations of $10,429,000 net of $90,000 tax benefit due to the write-off of goodwill associated with its acquisition of SMC and operating losses of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses in the period prior to the sale or shut down.

(F)  Income Taxes

     At June 30, 1998, the Company had $4.7 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.0 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

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

(I)  Common Stock

     In the fiscal year 1998, Versar issued approximately 147,423 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1997 and 1998. In the first six months of fiscal year 1999, 114,236 shares were issued to the employee benefit plans for contributions owed for fiscal years 1999 and 1998.

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the integration of the recent or ongoing acquisitions, and the discontinuance of certain business segments. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Second Quarter Comparison of Fiscal Years 1999 and 1998
-------------------------------------------------------

     Versar's gross revenue from continuing operations for the second quarter of fiscal year 1999 totaled $15,479,000, an increase of $4,101,000 (36%) compared to gross revenue of $11,378,000 for the second quarter of fiscal year 1998. Gross revenue for the Company's base business increased by $3,268,000, which was driven by increased project revenues in the Company's Rocky Mountain and GEOMET operations for the Air Force Armstrong
contract and the start of the production of STEPO suits.   The
balance of the increase is from revenues from The Greenwood Partnership ("TGP") acquired by Versar in the third quarter of fiscal year 1998.

     Purchased services and materials for the second quarter of fiscal year 1999 increased by $2,791,000 (85%) compared to such costs for the comparable period of fiscal year 1998. The increase is due to additional services and materials purchased in connection with the subcontracted efforts in the operating units as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 16% during the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase is due to the higher volume in gross revenue as mentioned above and improved results in the Company's Atlantic and Ecological Sciences operations.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 79.9% in the second quarter of fiscal year 1999 compared to 84.1% in the second quarter of fiscal year 1998. The decrease is due to improved labor utilization during the quarter.

     Selling, general and administrative expenses approximated 14.9% of net service revenue in the second quarter of fiscal year 1999 compared to 14.3% in the second quarter of fiscal year 1998. The slight increase is due to the additional costs associated with the start-up for the STEPO production contract in the GEOMET operations.

     Operating income for the second quarter of fiscal year 1999 was $486,000, an increase of $356,000 compared to the second quarter of fiscal year 1998. The increase is the result of the reduced percentage of direct costs of services and overhead to net service revenue as a result of improved labor utilization.

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

     Interest expense during the second quarter of fiscal year 1999 increased by $132,000 compared to such costs for the comparable period of the previous year. The increase is due to the debt incurred to finance the acquisitions of SMC and TGP and the higher utilization of the Company's line of credit. The Company anticipates that interest expense will remain approximately at the current level of expenditure for the next three to six months as it completes the winding down of the discontinued operations of SMC.

     Income tax benefit during the second quarter decreased by $2,000 compared to the comparable period of the previous year. Income tax expense increased due to the higher income, which was offset by a reduction to the tax valuation allowance as described below. The Company decreased its valuation allowance during the second quarter of fiscal year 1999 by $400,000 compared to a decrease of $300,000 in the second quarter of fiscal year 1998. The Company continues to carry a tax valuation allowance of approximately $3 million against the Company's deferred tax assets. The Company has established the valuation allowance until the probability of realization of these amounts becomes more certain.

     Income from continuing operations was $601,000 for the second quarter of fiscal year 1999 compared to $379,000 for the second quarter of fiscal year 1998.

     Loss from discontinued operations was $29,000 in the second quarter of fiscal year 1998 for the consolidated discontinued operations of SMC. While the results were only slightly negative for the second quarter of fiscal year 1998, significant business downturns occurred in the third and fourth quarters in fiscal year 1998 causing the Company to discontinue the majority of SMC's operations in the fourth quarter of fiscal year 1998.

     Versar's net income for the second quarter of fiscal year
1999 was $601,000 compared to $350,000 in the second quarter of fiscal year 1998. The increase is due to the improved results in Versar's base business as mentioned above.

Six Month Comparison of Fiscal Years 1999 and 1998
--------------------------------------------------

     Versar's gross revenue for the first six months of fiscal year 1999 totaled $30,278,000, an increase of $8,062,000 (36%)
compared to gross revenue for the comparable period of the previous year. Half of the increase is due to work performed in the Company's Rocky Mountain operations under its Air Force Armstrong contract and a construction remediation contract in the Company's Northeast operations. All other operating units had increases in gross revenues in excess of 15% for the first six months of fiscal year 1999. The balance of $2,074,000 came from the gross revenues of TGP, which was acquired by Versar in the third quarter of fiscal year 1998.

     Purchased services and materials for the first six months of fiscal year 1999 increased by $4,556,000 (73%) compared to such costs for the comparable period of fiscal year 1998. The increase is due to the higher revenues generated by subcontracted efforts primarily in the Rocky Mountain and Northeast operations.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Net service revenue for the first six months of fiscal year 1999 increased by 22% compared to the first six months of fiscal year 1998. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue decreased to 80.4% in the first six months of fiscal year 1999 compared to 82.6% in the previous year. The decrease is attributable to the improved labor utilization during the first six months of fiscal year 1999.

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated
13.7% of net service revenue for the first six months of fiscal year 1999 compared to 14.9% in the first six months of fiscal year 1998. The reduction is due to the higher levels of net service revenue as mentioned above.

     Operating income for the first six months of fiscal year 1999 was $1,142,000, an increase of $731,000 compared to the first six months of fiscal year 1998. The increase is due to the higher net service revenue and improved labor utilization as mentioned above.

     Interest expense during the first six months of fiscal year 1999 increased by $156,000 compared to costs for the comparable period of the previous year. The increase is due to the cost of financing the acquisition of SMC and TGP and higher utilization of the Company's line of credit.

     Income tax benefit decreased by $97,000 for the first six months of fiscal year 1999 due to the higher income as compared to the first six months of fiscal year 1998. The Company reduced the valuation allowance against deferred tax assets by $400,000 and $300,000 in the first six months of fiscal year 1999 and 1998, respectively.

     Income from discontinued operations was $90,000 for the first six months of fiscal year 1998 for the consolidated results of operations of SMC. While results were positive in the first six months of fiscal year 1998, significant business downturns occurred in the third and fourth quarters of fiscal year 1998 causing the Company to discontinue the majority of SMC's operations in the fourth quarter of fiscal year 1998.

     Versar's net income for the first six months of fiscal year
1999 was $941,000 compared to $553,000 in the first six months of fiscal year 1998. The increase is due to the improved results in Versar's base business as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 1998 approximated $3,762,000 or $642,000 (21%) higher than at June 30, 1998. The increase is primarily due to the improved operating results and the increase to deferred income tax assets. In addition, the Company's current ratio at December 31, 1998 was
1.26 to 1, slightly higher than the June 30, 1998 current ratio.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $1,050,000 reserve for the guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $1,062,500 at December 31, 1998). Borrowings on the line of credit are at the lower of the 30 day London Interbank Rate ("LIBOR") plus 310 basis points or the prime rate (8.05% at December 31, 1998). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly-owned subsidiaries individually and is collectively secured by accounts receivables, equipment and intangibles, plus all insurance policies on property constituting collateral. In July 1998, the Company increased the line to $6,500,000, which included an increase to the interest rate of 30 basis points. In October, 1998, the Company further modified its existing line of credit to include unbilled receivables in its borrowing base. As a part of this amendment, the interest rate was increased by an additional 30 basis points and a $40,000 fee was charged. Additional monthly fees will be charged during any month in which the Company borrows against the unbilled receivables. Unused borrowing availability at December 31, 1998 was approximately $1,831,000. Advances on the line of credit are due on May 31, 1999. The Company was in compliance with the financial covenants at December 31, 1998. Management believes that cash generated by operations and borrowings available under the extension of the existing line of credit will be adequate to meet the working capital needs for fiscal year 1999.

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

     Approximately $125,000 will be required for capital expenditures during the remainder of fiscal year 1999 primarily for Y2K software purchases and will be funded out of current working capital.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of one year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     At the end of December 1998, the Company was served with a complaint entitled Servi-Sure Corporation v. Versar, Inc., No.
                   --------------------------------------
98L14567, filed in the Circuit Court of Cook County, Illinois. In the complaint, Plaintiff alleges damages from a property investigation conducted in December 1988 based upon breach of contract and negligence. The Company is presently investigating the factual background of this matter and will respond appropriately by March 1999.

     Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the "Annual
Meeting") was held on November 18, 1998. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
          The nomination of the following persons to serve as directors of the Company was approved as indicated below:

                                           Vote        Withheld
                                            for        Authority
                                         --------      ---------

          Benjamin M. Rawls             4,258,515      238,386

          Michael Markels, Jr.          4,279,051      217,850

          Robert L. Durfee              4,281,217      215,684

          M. Lee Rice                   4,277,603      219,298

          Charles I. Judkins, Jr.       4,279,117      217,784

          Thomas J. Shields             4,280,705      216,196

          Constantine G. Caras          4,279,191      217,710

          David Gladstone               4,211,971      284,930

          Pat H. Moore                  4,277,415      219,486

     (2) The amendment of Versar, Inc.'s Certificate of Incorporation to change par value of preferred stock from $25.00 to $.01 per share.

                   For              Against            Abstain
                --------           ---------           -------

               4,297,641             58,462             37,311

     (3) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 1999. The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                   For              Against            Abstain
                --------           ---------           -------

               4,312,635            171,051             13,214

Item 6.  Exhibits and Reports on Form 8-K

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


Date: February 10, 1999