Form 10-Q
period 1999-03-31
VERSAR INC
filed 1999-05-12
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  March 31, 1999  Commission File Number 1-9309
                                --------------                         ------


                                VERSAR, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  54-0852979
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
       Springfield, Virginia                            22151
--------------------------------------     ------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (703) 750-3000
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

                                 Yes  X   No
                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock            Outstanding at April 30, 1999
          ---------------------            -----------------------------
            $ .01 par value                        6,336,758 shares

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1999 and June 30, 1998.                         3

                  Consolidated Statements of Operations for the
                  Three-Month and Nine-Month Periods Ended
                  March 31, 1999 and 1998.                                  4

                  Consolidated Statements of Cash Flows
                  for the Nine-Month Periods Ended
                  March 31, 1999 and 1998.                                  5

                  Notes to Consolidated Financial Statements              6-8

         ITEM 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       9-12


PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings                                        12

         ITEM 6 - Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                 13

EXHIBIT 11 - Computation of Per Share Earnings                             14

                        VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)


                                                March 31,       June 30,
                                                  1999            1998
                                                ---------       ---------
ASSETS                                         (unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . .   $     58        $     72
    Accounts receivable, net. . . . . . . . .     14,897          14,631
    Prepaid expenses and other current
      assets. . . . . . . . . . . . . . . . .      1,235           1,378
    Deferred income taxes . . . . . . . . . .        647             784
                                                ---------       ---------
      Total current assets. . . . . . . . . .     16,837          16,865

  Property and equipment, net . . . . . . . .      2,564           2,779
  Deferred income taxes . . . . . . . . . . .        502             502
  Goodwill. . . . . . . . . . . . . . . . . .      1,014           1,069
  Other assets. . . . . . . . . . . . . . . .        184             273
                                                ---------       ---------
      Total assets. . . . . . . . . . . . . .   $ 21,101        $ 21,488
                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .   $  3,887        $  3,303
    Bank line of credit . . . . . . . . . . .      4,374           3,664
    Current portion of long-term debt . . . .      1,367           1,114
    Accrued salaries and vacation . . . . . .      2,408           1,495
    Other liabilities . . . . . . . . . . . .        603           2,645
    Liabilities of discontinued
      operations, net . . . . . . . . . . . .        166           1,524
                                                ---------       ---------
      Total current liabilities . . . . . . .     12,805          13,745

  Long-term debt. . . . . . . . . . . . . . .        125             688
  Other long-term liabilities . . . . . . . .      1,950           2,084
  Liabilities of discontinued
    operations, net . . . . . . . . . . . . .        ---             380
  Reserve on guarantee of real estate debt. .        975           1,200
                                                ---------       ---------
      Total liabilities . . . . . . . . . . .     15,855          18,097
                                                ---------       ---------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,257,834 shares and
     6,071,887 shares issued and outstanding
     at March 31, 1999 and June 30, 1998,
     respectively. . . . . . . . . . . . . .          62              61
    Capital in excess of par value . . . . .      17,889          17,458
    Accumulated deficit. . . . . . . . . . .     (12,705)        (14,128)
                                                ---------       ---------
      Total stockholders' equity . . . . . .       5,246           3,391
                                                ---------       ---------

      Total liabilities and stockholders'
       equity. . . . . . . . . . . . . . . .    $ 21,101        $ 21,488
                                                =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (Unaudited - in thousands, except per share amounts)



                                For the Three-Month      For the Nine-Month
                              Periods Ended March 31,  Periods Ended March 31,
                              -----------------------  -----------------------
                                 1999         1998        1999          1998
                              ----------   ----------  ----------   ----------

GROSS REVENUE . . . . . . .   $  13,593    $  13,505   $  43,871    $  35,721
Purchased services and
 materials, at costs. . . .       3,988        4,412      14,810       10,678
                              ----------   ----------  ----------   ----------

NET SERVICE REVENUE . . . .       9,605        9,093      29,061       25,043
Direct costs of services
 and overhead . . . . . . .       7,666        7,326      23,312       20,493
Selling, general and
 administrative expenses. .       1,365        1,369       4,033        3,741
                              ----------   ----------  ----------   ----------

OPERATING INCOME. . . . . .         574          398       1,716          809

OTHER EXPENSE
Interest expense. . . . . .         145           84         381          164

Income tax expense. . . . .         172          202         137           70
                              ----------   ----------  ----------   ----------

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . .         257          112       1,198          575

(LOSS) INCOME FROM
 DISCONTINUED OPERATIONS. .         ---          (77)        ---           13
                              ----------   ----------  ----------   ----------


NET INCOME. . . . . . . . .   $     257    $      35   $   1,198    $     588
                              ==========   ==========  ==========   ==========

INCOME PER SHARE FROM
 CONTINUING OPERATIONS
 - BASIC. . . . . . . . . .   $    0.04    $    0.02   $    0.20    $    0.10
                              ==========   ==========  ==========   ==========

INCOME PER SHARE FROM
 CONTINUING OPERATIONS -
 DILUTED. . . . . . . . . .   $    0.04    $    0.02   $    0.20    $    0.09
                              ==========   ==========  ==========   ==========

(LOSS) PER SHARE FROM
 DISCONTINUED OPERATIONS -
 BASIC AND DILUTED. . . . .   $     ---    $   (0.01)  $     ---    $     ---
                              ==========   ==========  ==========   ==========

NET INCOME PER SHARE -
 BASIC. . . . . . . . . . .   $    0.04    $    0.01   $    0.20    $    0.11
                              ==========   ==========  ==========   ==========

NET INCOME PER SHARE -
 DILUTED. . . . . . . . . .   $    0.04    $    0.01   $    0.20    $    0.10
                              ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 BASIC. . . . . . . . . . .       6,234        5,937       6,148        5,574
                              ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 DILUTED. . . . . . . . . .       6,234        6,428       6,148        6,064
                              ==========   ==========  ==========   ==========


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                       For the Nine-Month
                                                     Periods Ended March 31,
                                              ---------------------------------
                                                   1999                1998
                                              -------------       -------------

Cash flows from operating activities
  Net income from continuing operations . .   $      1,198        $        575

  Adjustments to reconcile net income
   to net cash used in operating
   activities
     Income from discontinued operations. .            ---                  13
     Depreciation and amortization. . . . .            542                 566
     Provision for doubtful accounts
      receivable. . . . . . . . . . . . . .              7                 (75)
     Loss on disposal of property and
      equipment . . . . . . . . . . . . . .              8                  21
     Common stock issued to ESSOP . . . . .            420                 257
     Deferred tax benefit . . . . . . . . .            137                  70
                                              -------------       -------------
         Subtotal . . . . . . . . . . . . .          2,312               1,427

  Changes in assets and liabilities
     Increase in accounts receivable. . . .           (273)             (1,634)
     Decrease (increase) in prepaids
      and other assets. . . . . . . . . . .            233              (1,137)
     Increase (decrease) in accounts
      payable . . . . . . . . . . . . . . .            584                (196)
     Increase in accrued salaries and
      vacation. . . . . . . . . . . . . . .            913                 755
     (Decrease) increase in other
      liabilities . . . . . . . . . . . . .         (2,176)                400
                                              -------------       -------------
         Net cash provided by continuing
          operations. . . . . . . . . . . .          1,593                (385)
  Changes in net assets/liabilities of
   discontinued operations. . . . . . . . .         (1,738)             (1,767)
                                              -------------       -------------
         Net cash used in operating
          activities. . . . . . . . . . . .           (145)             (2,152)
                                              -------------       -------------

Cash flows from investing activities
  Purchase of property and equipment. . . .           (280)               (371)
  Acquisition of business . . . . . . . . .            ---                (585)
                                              -------------       -------------
         Net cash used in investing
          activities. . . . . . . . . . . .           (280)               (956)

Cash flows from financing activities
  Net borrowings on bank line of credit . .            710               3,509
  Principal payments on long-term debt. . .           (310)               (563)
  Proceeds from issuance of the
   Company's common stock . . . . . . . . .             11                 244
                                              -------------       -------------
         Net cash provided by financing
          activities. . . . . . . . . . . .            411               3,190
                                              -------------       -------------

Effect of exchange rate changes on cash . .            ---                 (15)
                                              -------------       -------------

Net (decrease) increase in cash . . . . . .            (14)                 67
Cash at the beginning of the period . . . .             72                  96
                                              -------------       -------------

Cash at the end of the period . . . . . . .   $         58        $        163
                                              =============       =============
Supplementary disclosure of cash
 flow information:

  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . .   $        420        $        250
    Income taxes. . . . . . . . . . . . . .             53                 319

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        VERSAR, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (Unaudited)

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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses, which are classified as discontinued operations. Both of these businesses came from the acquisition of Science Management Corporation in May 1997. The Company's remaining business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of consolidated revenues, operating profit and identifiable assets. Both segments are expected to grow and may become separate reportable segments in fiscal year 1999.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1999, and the results of operations for the nine month periods ended March 31, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required.
The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in

                        VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)
                                (Unaudited)

which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

     It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

(D)  Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. ("Greenwood" or "TGP"). As a part of the acquisition, the Company increased its then line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded additional notes payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of Versar common stock. The notes payable of $450,000 are included in other long term liabilities. The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of Greenwood.

(E)  Discontinued Operations

     As a result of poor performance following its acquisition of SMC, the Company determined to discontinue operations of its management services and engineering, design and construction services segments (acquired from SMC), which provided services to the commercial and the petrochemical industries. The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced its sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because reduced oil prices did not make it economically feasible for the customers to complete such projects. The management services segment of SMC also suffered from the loss of three large contracts which represented 75% of its sales volume. The Company completed the sale of these two business segments during the second quarter of fiscal year 1999, for consideration consisting mainly of assumption of certain liabilities, release of other liabilities and potential payments based upon gross revenue in the next two years.

     In conjunction with the decision for discontinuance of these businesses, the Company in the fourth quarter of fiscal year 1998, recorded a loss from discontinued operations of $10,429,000, net of $90,000 tax benefit, due to the write-off of goodwill associated with its acquisition of SMC and operating losses of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses in the period prior to the sale or shut down.

(F)  Income Taxes

     At June 30, 1998, the Company had $4.7 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance

                      VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)
                               (Unaudited)

of approximately $3.0 million has been established. In the second quarter of fiscal year 1999, the Company reduced the valuation allowance against the deferred tax assets by $400,000. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance will be adjusted accordingly.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(H)  Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. The Standard requires additional informational disclosures along with the restatement of earnings per share for all prior periods reported.

     Basic net income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method.

(I)  Common Stock

     In the fiscal year 1998, Versar issued approximately 147,423 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1997 and 1998. In the nine months of fiscal year 1999, 180,947 shares were issued to the employee benefit plans for contributions owed for fiscal years 1999 and 1998.

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

Third Quarter Comparison of Fiscal Years 1999 and 1998
------------------------------------------------------

     Versar's gross revenue from continuing operations for the third quarter of fiscal year 1999 totaled $13,593,000, an increase of $88,000 (1%) compared to gross revenue of $13,505,000 in the third quarter of fiscal year 1998. The net increase is due to increased revenue in the Company's Rocky Mountain operations in support of the Air Force's Armstrong contract.

     Purchased services and materials for the third quarter of fiscal year 1999 decreased by $424,000 (10%) compared to costs for the comparable period of fiscal year 1998. The decrease is due to lower revenues generated by subcontracted efforts in the Company's Atlantic and Ecological Science operating units.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 6% compared to the third quarter of fiscal year 1998. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 80% in the third quarter of fiscal year 1999 compared to 81% in the third quarter of fiscal year 1998. The increase is due to slightly improved labor utilization during the quarter.

     Selling, general and administrative expenses approximated 14% of net service revenue in the third quarter of fiscal year 1999 compared to 15% in the third quarter of fiscal year 1998. The decrease is due to the higher level of net service revenue, while selling, general and administrative expenses remained relatively stable.

     Operating income for the third quarter of fiscal year 1999 was $574,000, an increase of $176,000 compared to the third quarter of fiscal year 1998. The increase is primarily due to selling, general and administrative expenses remained relatively stable at fiscal year 1998 levels while net service revenues increased.

     Interest expense during the third quarter of fiscal year 1999 increased by $61,000 compared to costs for the comparable period of the previous year. The increase is due to the cost of financing the acquisitions of SMC and TGP and the higher utilization of the Company's line of credit. The Company anticipates that the interest expense will remain approximately at the current level of expenditure for the next three to six months with the completion of the discontinuance of operations of SMC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Income tax expense during the third quarter decreased by $30,000 compared to such costs for the comparable period of the previous year. Income tax expense was lower due to a lower effective income tax rate of 40% in 1999 compared to 64% for the same period in the prior fiscal year. The higher income tax rate in the prior fiscal year was due to the non-deductibility of the goodwill associated with the SMC acquisition.

     Income from continuing operations was $257,000 for the third quarter of fiscal year 1999 compared to $112,000 for the third quarter of fiscal year 1998.

     Loss from discontinued operations was $77,000 in the third quarter of fiscal year 1998 for the consolidated discontinued operations of SMC. While the results were only slightly negative for the third quarter of fiscal year 1998, significant business downturns occurred in the fourth quarter in fiscal year 1998 causing the Company to discontinue the majority of SMC's operations in the fourth quarter of fiscal year 1998.

     Versar's net income for the third quarter of fiscal year 1999 was $257,000 compared to $35,000 in the third quarter of fiscal year 1998. The increase is due to the higher net service revenue and stable selling, general and administrative expenses.

Nine Month Comparison of Fiscal Years 1999 and 1998
---------------------------------------------------

     Versar's gross revenue for the first nine months of fiscal year 1999 totaled $43,871,000, an increase of $8,150,000 (23%) compared to such gross revenue for the comparable period of the previous year. Forty-five percent of the increase is due to work performed in the Company's Rocky Mountain operations under its Air Force Armstrong contract. Twenty-five percent of the increase came from the gross revenues of The Greenwood Partnership, P.C. ("TGP"), which was acquired by Versar in the third quarter of fiscal year 1998. The balance of the increase came from Versar's baseline business.

     Purchased services and materials for the first nine months of fiscal year 1999 increased by $4,132,000 (39%) compared to such costs for the comparable period of fiscal year 1998. The increase is due to the higher subcontractor efforts in the Rocky Mountain and Northeast operating units.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Net service revenue for the nine months of fiscal year 1999 increased by 16% compared to the nine months of fiscal year 1998. The increase is due to the higher volume in gross revenue as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue decreased to 80% in the nine months of fiscal year 1999 compared to 82% in previous year. The decrease is attributable to the improved labor utilization during the nine months of fiscal year 1999.

     Selling, general and administrative expenses approximated 14% of net service revenue for the nine months of fiscal year 1999 compared to 15% in the nine months of fiscal year 1998. The reduction is due to the higher levels of net service revenue as mentioned above.

     Operating income for the nine months of fiscal year 1999 was $1,716,000, an increase of $907,000 compared to the nine months of fiscal year 1998. The increase is due to the higher net service revenue and improved labor utilization as mentioned above.

     Interest expense during the nine months of fiscal year 1999 increased by $217,000 compared to such costs for the comparable period of the previous year. The increase is due to the cost of financing the acquisition of SMC and TGP and higher utilization of the Company's line of credit.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Income tax expense increased by $67,000 for the nine months of fiscal year 1999 due to the increased pre-tax income and non-deductibility of the goodwill associated with the SMC acquisition. The Company reduced the valuation allowance against deferred tax assets by $400,000 and $300,000 in the nine months of fiscal year 1999 and 1998, respectively.

     Income from discontinued operations was $13,000 for the nine months of fiscal year 1998 for the consolidated results of operations of SMC. While results were positive in the nine months of fiscal year 1998, significant business downturns occurred in the fourth quarter of fiscal year 1998 causing the Company to discontinue the majority of SMC's operations in the fourth quarter of fiscal year 1998.

     Versar's net income for the nine months of fiscal year 1999 was $1,198,000 compared to $588,000 in the nine months of fiscal year 1998. The increase is due to the improved results in Versar's baseline business as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 1999 approximated $4,032,000 or $912,000 (29%) higher than June 30, 1998. The increase is primarily due to the improved operating results and the decreased current liabilities. In addition, the Company's current ratio at March 31, 1999 was 1.32 to 1, slightly higher than the June 30, 1998 current ratio.

     The Company maintains a line of credit with NationsBank, N.A. The line of credit is restricted to the borrowing base of qualifying receivables less the $975,000 reserve for the guarantee of debt of Sarnia and outstanding acquisition loan balances (approximately $875,000 at March 31, 1999). Borrowings on the line of credit are at the lower of the 30 day London Interbank Rate ("LIBOR") plus 310 basis points or the prime rate plus 30 basis points (8.05% at March 31, 1999). A fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each of the Company's wholly owned subsidiaries individually and is collectively secured by accounts receivables, equipment and intangibles, plus all insurance policies on property constituting collateral. In July 1998, the Company increased the line to $6,500,000, which included an increase to the interest rate of 30 basis points. In October, 1998, the Company further modified its existing line of credit to include unbilled receivables in its borrowing base. As a part of this amendment, the interest rate was increased by an additional 30 basis points and a $40,000 fee was charged. Additional monthly fees will be charged during the month where the Company borrows against the unbilled receivables. Unused borrowing availability at March 31, 1999 was approximately $2,226,000. Advances on the line of credit are due on May 31, 1999. The Company was in compliance with the financial covenants at March 31, 1999. Management believes that cash generated by operations and borrowings available under the expected extension of the existing line of credit will be adequate to meet the working capital needs for fiscal year 1999.

     Approximately $75,000 will be required for capital expenditures during the remainder of fiscal year 1999 primarily for Y2K software purchases and will be funded out of current working capital.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. On August 4, 1998, the Company's Board of Directors adopted a comprehensive Strategy for Achieving Year 2000 ready program for Versar and its subsidiaries. Subsequently, management has begun to implement the eight step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues.

     Presently, Versar does not believe that Year 2000 ready will result in any material investments, nor does Versar have any information that the Year 2000 problem will have material adverse effects on the business operations or financial performance of Versar. In the third quarter of fiscal year 1999, the Company modified its financial reporting and project management software to be Year 2000 ready. Total costs incurred for the Year 2000 ready program is approximately $50,000. The Company is in the process of obtaining the remaining patches for its windows and network software in the coming months to ensure Year 2000 ready.

     In addition, after completing a survey of significant customers and suppliers, Versar is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of Versar. It is expected that the remaining costs will be between $20,000 to $40,000. Versar expects that the Company will be in Year 2000 ready by June 30, 1999.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     At the end of December 1998, the Company was served with a complaint entitled Servi-Sure Corporation v. Versar, Inc., No. 98L14567, filed in the Circuit Court of Cook County, Illinois. In the complaint, Plaintiff alleges damages from a property investigation conducted in December 1988 based upon breach of contract and negligence. The Company has moved to dismiss the lawsuit on the basis of the Illinois statute of limitations. It has also had settlement negotiations with the Plaintiff. Based upon an initial evaluation, management does not believe this lawsuit will have a material adverse effect on its consolidated financial condition and results of operations.

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






                                                  VERSAR, INC.
                                           ------------------------
                                                 (Registrant)






                                        By: /S/ Benjamin M. Rawls
                                           ________________________
                                           Benjamin M. Rawls
                                           Chairman and Chief
                                           Executive Officer



                                        By: /S/ Lawrence W. Sinnott
                                           ________________________
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer,
                                           Treasurer, and Principal
                                           Accounting Officer


Date: May 12, 1999