Form 10-K
period 1999-06-30
VERSAR INC
filed 1999-09-17
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                        COMMISSION FILE
          JUNE 30, 1999                                   NO. 1-9309

                                 --------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1999 was approximately $9,934,502.

   The number of shares of Common Stock outstanding as of September 1, 1999 was 6,402,048.

   The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 19 through 23 hereof.


                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the ability to perform work within budget or contractual limitations, one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Versar, Inc. ("Versar") is a diversified international professional services firm, helping clients in the private and public sectors enhance their performance while reducing costs, conserving energy, and achieving environmental excellence. Versar combines science, technology, and people with specialized skills to identify customer needs to develop and implement solutions that improve our customer's bottom line while focusing on the economics of alternate solutions to their environmental problems. We do this by integrating our environmental and engineering expertise into the design of facilities, systems, and equipment. This approach improves our customer's operating performance, conserves resources, and reduces emissions and waste generation. This ultimately increases productivity and profitability while protecting worker health and safety and our environment.

         Versar's major business areas include: (1) environmental, health and safety services; (2) energy conservation services; and (3) industrial and public infrastructure services. As is indicated below, certain of these business areas have evolved as a result of significant expansion of our personal protection equipment business and the integration of The Greenwood Partnership, Ltd. ("TGP") into the Versar corporate group and represent a combination of TGP's services with Versar's traditional service offerings.

ENVIRONMENTAL, HEALTH AND SAFETY SERVICES

         Personal Protection Equipment (PPE)/ChemDemilitarization. A specialty area for the Company is its Chemical Surety Laboratory and the development of protection equipment to support counter-terrorism and the nation's Chemical Weapons Demilitarization programs. These programs address significant public health and safety issues and are an important business area for Versar. This part of Versar's business expanded by 17% in fiscal year 1999 and could represent as much as 20% of Versar's revenues in fiscal year 2000.

         Versar's subsidiary, GEOMET Technologies, Inc. is in the business of developing, testing and providing PPE. Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and a personal ice cooling system
(PICS). In July 1998, GEOMET was awarded a $38M contract for the production and fielding of the Army's Self-Contained Toxic Environment Protection Outfit (STEPO) System for 73 installations through the year 2002. GEOMET started production in late fiscal year 1999. These protective suits will be used to recover, render safe, store and dispose of unexploded chemical and biological weapons.

         GEOMET is also a commercial supplier to remedial action contractors and emergency responders of PPE specially qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded this division's offering of services to local, state, United States, and foreign governments in support of counter-terrorism. In fiscal year 1998 we sold protective suits to the National Guard as part of the nation's "counter-terrorism civil defense" program. Management believes the opportunities for commercial application of its products and services will continue to grow in this area. We now offer our PPE products and services through the Internet.

         GEOMET is also involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET's program, now in its fifth year and up for rebid in fiscal year 2000, includes outfitting and operating the mobile laboratory, which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management.

         Redevelopment of Industrial Facilities and Military Bases. Versar is applying innovative technology and approaches that include creative financing, and stop loss insurance in the cleanup and redevelopment of industrial and commercial properties that are environmentally impaired or part of EPA's and the States' Brownfields programs. Versar primarily focuses on the enhancement of assets in the cleanup of sites and the redevelopment of industrial facilities and commercial properties for reuse. Versar has established alliances with real estate and investment firms, developers, insurers, and property managers to help clients bring new life to other abandoned, contaminated sites in prime real estate locations.

         Versar provides the full range of services in remediation/corrective action from site investigation, remedial design, and construction to the operation and maintenance (O&M) of remedial systems. A major accomplishment of the Company in fiscal year 1998 was the award of a worldwide environmental remedial action services contract (RAC) to support the Air Force Center of Environmental Excellence. This contract has an estimated value of $40M over 5 years and clearly indicates recognition of Versar as a remedial construction contractor which is where the environmental market has been moving over the last few years. Versar brings to its customers innovative solutions to cleanup that are cost effective and permanent. For example, Versar has successfully demonstrated the effectiveness of a passive reactive wall consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. This eliminated the need to pump and treat the groundwater. Versar will now complete the design for the full implementation of this technology at Lowry.

         Under an existing contract to the Air Force Armstrong Labs, Versar is separating reusable materials from bomb range residues, used targets, and other scrap materials at Nellis Air Force Base. Versar is brokering reusable material to aluminum processors and scrap metal smelters and reimbursing the government for the savings.

         Consulting/Engineering includes the full range of scientific, engineering and program management services addressing prevention, detection, control, management, and cleanup of toxic substances and hazardous waste releases to the environment. Versar emphasizes innovation in process and technology application to achieve better results more quickly and at less cost in today's highly competitive market. The addition of TGP to the Versar Team provides Versar with specialized skills in technology and the design of industrial infrastructure to help our clients build environmental performance into their plant operations and improve their bottom line. Our objective is to provide a design that helps our clients become more active in preventing pollution by applying innovative and cost-effective approaches to achieving sustainable growth while maintaining compliance and taking corrective actions to cleanup past problems.

         Today's business challenges require viewing environmental management as an integral part of the day to day operations so that informed decisions can be made based on the economics of alternate solutions and their impact on productivity and profitability. Versar helps its customers manage compliance as part of operations and encourages recognition that pollution prevention and waste minimization are necessary parts of the long-term solution to local and national environmental challenges. This approach recognizes that there is competition for limited resources and a need for new and better technology to eliminate waste, reduce emissions, and to implement more cost effective corrective actions. Versar's combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology, emphasize pollution prevention and waste reduction. Versar provides nationally recognized expert services in the area of air and water quality, waste management, natural resources management, ecological assessments, asbestos and lead paint abatement, industrial hygiene and a wide range of corrective and remedial action technologies. Versar also provides consulting and engineering services to industry and government agencies in assessing alternative compliance strategies and their impacts on our customers' operations and profits. We help develop plans for their implementation, obtain necessary permits, evaluate performance, and take any corrective action required.

         Versar provides turnkey services in evaluating state-of-the-art environmentally friendly and energy efficient technology and in designing and installing systems that both enhance operating performance and reduce costs. For example, Versar applied an alternative technology and paint formulation for coating mass transit vehicles eliminating the need to install a $6M fume collection system. Versar also redesigned the water cycle of an industrial laundry in the Northeast so that it would recycle and reuse process water. This both reduced water use and operating costs with less than a two year payback.

         Outsourcing. Versar is increasingly providing on-site and off-site support to help our customers manage their environmental programs. Over the last 5 years the Company has provided a full range of pollution prevention, compliance management, cleanup, and O&M services for the Washington, D.C. Metropolitan Area Transit Authority (WMATA). A key accomplishment in fiscal year 1999 was the renewal of our 5-year contract to support WMATA. This multimillion dollar contract is Versar's model project that demonstrates how environmental management can be integrated with the customer's operations on an outsourced basis. Versar also has over 20 on-site support staff at DOD installations and industrial facilities across the country managing a wide spectrum of customers' environmental management functions ranging from underground storage tanks
(USTs), asbestos abatement programs, air compliance/permitting, real property transfers, and on-site hazardous material pharmacies.

ENERGY CONSERVATION SERVICES

         With the acquisition of The Greenwood Partnership, Versar now has energy conservation services as one of its core businesses. This not only helps diversify the Company's business, it also provides an entry to new customers in an emerging growth market. TGP brings to Versar, engineering, design, and construction management expertise in the upgrade of plant infrastructure to reduce energy consumption. GEOMET has for many years provided demand side management support to utilities in the identification and implementation of efforts to reduce energy consumption. GEOMET has provided energy auditing and energy conservation services for a variety of clients.

         Versar, through TGP, currently has developed alliances with three major utilities who are marketing Energy Services Performance Contracts (ESPC) for the government and industry. These alliances include Duke Energy (DukeSolutions Inc.), Virginia Power and Light (Evantage Co.), and Carolina P&L (Strategic Resources Services). Potential fees on these contracts are based on energy savings that can be achieved. Versar's utility partners make the required investment to upgrade each facility while Versar is reimbursed on the basis of a negotiated fixed fee.

         Major utilities in the ESPC market are driven by the opportunity to develop alliances with government and industry customers as deregulation of this industry occurs in the U.S. The current market in the Federal sector is driven by Executive Order 12902 that requires government facilities to reduce energy consumption by 30% by 2005. This has been augmented by a new Executive Order 13123 issued this past year that government facilities reduce the amount of green house gases they generate by 50% over the next decade. While energy is still relatively cheap, government will clearly set the example for cost effective energy investment. However, it is generally believed over the long term the larger market for energy conservation services will exist in the private and commercial sectors.

INDUSTRIAL AND PUBLIC INFRASTRUCTURE SERVICES

         Industrial Infrastructure Services is the core business of TGP that has been integrated with Versar's. This service area includes providing a full range of architectural and engineering services in industrial/commercial facilities and supporting central mechanical and electrical utilities and building systems. For example, TGP recently designed a microchip manufacturing facility deploying state-of-the-art material handling, waste treatment, and utility infrastructure support technology.

         Key industrial sectors that the Company serves include the pharmaceuticals, electronics, biotechnology, food processing, paper products, film, plastics and fiber industries. Services include architectural design, site development, plus the design, construction or design-build of plant facility, and supporting utility, material handling, and waste management systems.

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

         Services are performed for a wide range of corporate, industrial, commercial, state, Federal, health care and educational customers. Specific services include:

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

         Public Infrastructure Services include highway design and construction oversight, municipal stormwater, water and wastewater design, and waterparks.

         Versar's Utah Office has extensive depth of experience in municipal engineering services. Over the past 20 years we have completed a large number of projects for UDOT, municipalities and counties in the state. Projects have included highway and interchange designs, water distribution systems, wastewater systems, surface water drainage systems and other general civil engineering design projects. Much of the work over the past few years has been related to the 2002 Winter Olympics and I-15 projects, and management believes this business will continue to grow as a result of population growth in the region.

         Versar's Arizona Office has about 95 percent of the market in designing public recreational water parks in Arizona. This market also continues to grow rapidly as a result of strong population expansion in the region. Versar is now designing other recreational facilities. For example, in fiscal year 1999 Versar designed the first skateboard park in Arizona.

MARKETS

         Versar's services are evolving in response to clients' changing needs, and market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. Versar has diversified its business over the past few years with a much greater emphasis on
(1) environmental services which help the bottom line, such as P2 initiatives with short paybacks, redevelopment of industry properties and conversion of military bases for alternative productive uses; (2) the emerging energy conservation services markets with TGP providing Versar with alliances and core capabilities to enter this new market; and (3) industrial and public infrastructure services to respond to our clients' increasing need to expand or upgrade plant and equipment to improve their operating performance.

         - Versar is participating in a number of growth markets. These include:

                  - Counter-terrorism and nuclear/biological/chemical warfare preparedness including PPE, training, monitoring, and analytical services.

                  - Industry's and government's continued focus on productivity improvement with increased need for services to expand or upgrade plant and utility infrastructure.

                  -        Expansion and revitalization of public
                           infrastructure.

                  - Deregulation of the energy industry presents opportunities for Versar through TGP in energy conservation projects.

                  - Industry and government outsourcing of non-core functions.

                  -        Kyoto Agreement and need to reduce Greenhouse Gases.

                  - Brownsfield legislation and tax incentives that will provide opportunities in industrial and military base redevelopment projects.

                  - Continued availability of new and better technology to increase productivity, prevent pollution, and preserve natural resources.

     Versar's current client base is well balanced with 37 percent industrial/commercial and 63 percent government. Versar also provides a wide range of services to the financial/real estate/insurance business sector, transportation and communications sector, services industries and others.

     The U.S. Department of Defense (DOD) is Versar's largest government client, making up 42 percent of its business base. DOD is going through many of the same issues faced by private industry including restructuring and cost reduction in response to increasing budget limitations. DOD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. DOD's major focus over the next few years will be to reduce its infrastructure. Versar is a major support contractor to DOD, offering the same range of services as in the private sector. The U.S. Environmental Protection Agency (EPA) makes up 6 percent of Versar's business, which is growing in new areas such as water quality, risk assessment, and natural resources management. Versar thus maintains extensive knowledge of regulatory trends and their impacts. Other Federal clients make up 3 percent of our business and include NASA, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments make up 12 percent of Versar's business.

COMPETITION

      Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, its competitors are larger and have greater financial resources. In the past few years, there has been a major consolidation in the environmental services market. Versar has historically competed primarily on its scientific, technological, and engineering expertise as well as cost. As Versar's business mix shifts more toward providing turnkey infrastructure and resources management support services, Versar will compete with more facility O&M and engineering/construction contractors on projects that lend themselves more to innovation in approach, technology application, and project financing -- areas where Versar's senior management is skilled in packaging responses to new and different opportunities. In essence, the market is changing rapidly, and Versar is taking advantage of these changes to position itself for growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

BACKLOG

      As of June 30, 1999, total backlog for Versar, including unfunded tasks and orders, was approximately $244 million, as compared to approximately $301 million as of June 30, 1998, a decrease of 19 percent. Funded backlog for Versar was approximately $41 million, an increase of 37 percent compared to approximately $30 million as of June 30, 1998. Total backlog decreased for fiscal year 1999 as a number of pending contracts and follow-on contracts have not yet been awarded. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

EMPLOYEES

      At June 30, 1999, Versar had approximately 415 full-time employees, of which approximately 80 percent were engineers, scientists, and other professionals. Eighty-two percent of the Company's professional employees have a bachelors degree, 27 percent have a masters degree, and 4 percent have a doctorate degree.

ITEM 2.  PROPERTIES

         The Company's executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 68,414 square feet in two buildings from Sarnia Corporation. The rent is subject to a two-percent escalation per year. Both lease streams are subject to adjustment on June 1, 2004, at which time the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

         As of September 1, 1999, the Company had under lease an aggregate of approximately 204,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, and Williamsburg, VA; Tempe, AZ; Alameda and Fair Oaks, CA; Northglenn, CO; Miami, FL; Lombard, IL; Hopkins, MN; Columbia, Gaithersburg and Germantown, MD; Bristol, PA; San Antonio, TX; and American Fork, UT. These leases are generally for terms of five years or less.

         Versar believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs.

ITEM 3.  LEGAL PROCEEDINGS

         At the end of December 1998, the Company was served with a complaint entitled Servi-Sure Corporation v. Versar, Inc., No. 98L14567, filed in the Circuit Court of Cook County, Illinois. In the complaint, Plaintiff alleges damages from a property investigation conducted in December 1988 based upon breach of contract and negligence. The Company has moved to dismiss the lawsuit on the basis of the Illinois statute of limitations. It also continues settlement negotiations with the Plaintiff. Based upon an evaluation of the facts and discussions with outside counsel, management does not believe this lawsuit will have a material adverse effect on the Company's consolidated financial condition and results of operations.

         Edward Long, a 26 year old laborer, filed suit against an indirect, wholly-owned subsidiary of the Company and other defendants, in an action entitled Edward Long v. SMC Environmental Services Group, Inc., et. al., in the Court of Common Pleas, Montgomery County, Pennsylvania. This action was for personal injuries allegedly occurring at a municipal waste transfer station during the transfer of leachate from a tanker truck to the facility. SMC has responded by denying liability. Discovery is ongoing. Based upon a review of the facts and discussions with outside counsel, management does not believe this lawsuit will have a material adverse effect on the Company's consolidated financial condition and results of operations.

         Versar and its subsidiaries are parties to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1999.

EXECUTIVE OFFICERS

The current executive officers of Versar, and their ages as of September 1, 1999, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME                                              AGE           POSITION WITH THE COMPANY
----                                              ---           -------------------------
Benjamin M. Rawls                                 58            Chairman, Chief Executive
                                                                Officer and President

Thomas S. Rooney                                  65            Executive Vice President and
                                                                Chief Operating Officer

Robert L. Durfee                                  63            Executive Vice President,
                                                                President, GEOMET Technologies, Inc.

Lawrence A. White                                 56            Executive Vice President,
                                                                Corporate Development

Lawrence W. Sinnott                               37            Vice President,
                                                                Chief Financial Officer and Treasurer

James C. Dobbs                                    54            Vice President, General Counsel and
                                                                Secretary

Gayaneh Contos                                    63            Senior Vice President


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

         LAWRENCE A. WHITE, P.E., M.E.A., joined Versar in 1992 as Executive Vice President, Corporate Development. From 1990 to 1992, Mr. White was the Senior Vice President, Corporate Development for Dynamac Corporation in the firm's marketing, sales, proposals, and client development areas and between 1983 and 1990 was Group Vice President of Roy F. Weston, Inc., where he managed major programs and served as principal consultant to numerous government and industrial clients.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock is traded on the American Stock Exchange (the "AMEX"), under the symbol VSR. At June 30, 1999, the Company had 878 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 1999 and 1998 are presented below.

    Fiscal Year                                       High          Low
    -----------                                       ----          ---

1999      4th Quarter...........................    $ 2.688      $ 1.750
          3rd Quarter...........................      2.813        1.625
          2nd Quarter...........................      3.000        1.500
          1st Quarter...........................      4.750        1.875


    Fiscal Year                                       High          Low
    -----------                                       ----          ---

1998      4th Quarter...........................    $ 6.750      $ 3.875
          3rd Quarter...........................      5.875        4.250
          2nd Quarter...........................      6.250        4.813
          1st Quarter...........................      5.750        3.500

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                        For the Years Ended June 30,
                                                         -----------------------------------------------------
                                                         1999        1998         1997        1996        1995
                                                         ----        ----         ----        ----        ----
                                                                     (In thousands, except per share data)
Consolidated Statement of Operations
  related data:

Gross Revenue...................................     $  58,886   $ 50,420     $ 44,935    $  44,283   $  39,090
Net Service Revenue.............................        38,721     34,895       31,696       31,919      29,347
Operating Income................................         2,072        378        1,266          872         560
Income from Continuing Operations...............         1,837        276        1,109          992         458
(Loss) Income from Discontinued
  Operations....................................           ---    (10,429)         147          ---         ---
Net Income (Loss)...............................         1,837    (10,153)       1,256          992         458
Income per share from Continuing
  Operations - Diluted..........................     $     .29   $    .05     $    .21    $     .19   $     .09
(Loss) Income per share from Discontinued
  Operations - Basic and Diluted................           ---      (1.83)         .03          ---         ---
Net Income (Loss) per share - Diluted...........     $     .29   $  (1.78)    $    .24    $     .19   $     .09
Weighted Average Shares Outstanding -...........         6,283      5,695        5,286        5,248       4,834
  Diluted

Consolidated Balance Sheet related data:

Working Capital.................................     $   8,403   $  3,120     $  9,140    $   7,629   $   5,425
Current Ratio...................................          1.90       1.23         2.21         2.14        1.64
Total Assets....................................        22,380     21,488       21,870       16,979      28,195

Current Portion of Long-Term Debt...............         1,135      1,114          819          323         335
Long-Term Debt .................................           ---        688        1,437            2           4
Mortgage Debt of Sarnia.........................           ---        ---          ---          ---      12,062
                                                     ---------   --------     --------    ---------   ---------
Total Debt, excluding bank line of credit.......         1,135      1,802        2,256          325      12,401

Stockholders' Equity............................     $   6,123   $  3,391     $  9,523    $   7,776   $   6,290

         Versar has included the results of operations and financial position of Sarnia through January 1, 1996. Sarnia was spun-off to stockholders in fiscal year 1994, but continued to be reflected in Versar's financial statements due to the guarantee of all of Sarnia's debt by Versar. After the completion of Sarnia's refinancing of its debt in January 1996, Versar's guarantee was reduced from $12.4 million to $1.5 million, and the divestiture was considered complete for accounting purposes. Certain amounts in fiscal year 1997 have been reclassified to reflect the two segments of SMC, engineering, design and construction services and management services, as discontinued operations for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, the ability to perform work within budget or contractual limitations, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Versar's gross revenue for fiscal year 1999 totaled $58,886,000, or $8,466,000 (16.8%) above fiscal year 1998 gross revenue of $50,420,000. Gross revenue for fiscal year 1998 increased by $5,485,000 (12.2%) over that reported in fiscal year 1997. Approximately fifty percent of the increase in fiscal year 1999 gross revenue was in the Company's Rocky Mountain operations in support of the Air Force's Armstrong contract. The majority of the remaining increase in gross revenue was from inclusion for the full year of The Greenwood Partnership, Ltd. ("TGP") and the kickoff of the Company's GEOMET subsidiary's STEPO suit production contract. Gross revenue in fiscal year 1998 increased primarily due to the inclusion of TGP revenues for a portion of that year and growth of Versar's baseline business. As reflected in the table on page 14, government revenue represented 63.0% of the total revenue in 1999, compared to 56.0% in fiscal year 1998 and 64.0% in fiscal year 1997.

         Purchased services and materials for fiscal year 1999 totaled $20,165,000, or $4,640,000 (29.9%) higher than fiscal year 1998 purchased services. Purchased services for fiscal year 1998 increased by $2,286,000 (17.3%) over that reported in fiscal year 1997. The increase in fiscal year 1999 is due to subcontracted efforts and materials acquired in the performance of the Company's Rocky Mountain and GEOMET contracts mentioned above. The increase in fiscal year 1998 was due to subcontracted efforts on a remediation project in the Company's Northeast operations.

         Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company.

         Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to overhead. The percentage of these costs to net service revenue decreased to 80.3% in fiscal year 1999 compared to 84.3% in fiscal year 1998 and 80.1% in fiscal year 1997. The decrease in fiscal year 1999 is primarily due to improved labor utilization. Fiscal year 1998 increased due to operating losses related to the closing of EIMS and ValuAdd divisions during the year.

         Selling, general and administrative expenses approximated 14.3% of net service revenue in fiscal year 1999, compared to 13.7% in fiscal year 1998 and 16.0% in fiscal year 1997. The increase in fiscal year 1999 was primarily due to higher levels of resources required for the start up of the STEPO contract as mentioned above. The decrease in fiscal year 1998 was primarily due to the higher revenue levels while maintaining, selling, general and administrative expenses below fiscal year 1997 levels.

         In fiscal year 1997, the Company recorded other income of $42,000 from a non-compete agreement from the sale of its majority-owned subsidiary Gammaflux, Inc.

         In fiscal year 1998, the Company recorded a special charge of $330,000 to write off receivables and goodwill for the Company's ValuAdd division. The Company's decision to shut down the ValuAdd operations was a result of significant business shortfalls in that operation.

         Operating income for 1999 was $2,072,000, an increase of $1,694,000 over fiscal year 1998. The increase is primarily due to higher gross revenues and improved labor utilization. In fiscal year 1998, operating income decreased by $888,000 compared to fiscal year 1997 primarily as a result of the disposition of the Company's ValuAdd and EIMS operations.

         Interest expense during fiscal year 1999 was $521,000, an increase of $270,000 from fiscal year 1998. The increase is primarily driven by higher utilization of the Company's line of credit as a result of the disposition of Science Management Corporation and its subsidiaries ("SMC") and the winding down of its operations in fiscal year 1999.

         Versar's income tax benefit for fiscal year 1999 was $286,000 compared to a benefit of $149,000 in fiscal year 1998. A substantial valuation allowance of approximately $3.4 million on deferred tax assets was set up at the end of fiscal year 1998 due the losses from the discontinued operations of SMC. Approximately $900,000 of the valuation allowance was released in fiscal year 1999 due to the improved earnings of the Company. Refer to Note I of the Notes to Financial Statements.

         In fiscal year 1998, the Company recorded a loss from discontinued operations for the two segments acquired from SMC of $10,429,000, net of $90,000 tax benefit, including the write-off of goodwill of $5,064,000 associated with its acquisition and operating losses for a total of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition of SMC. As part of the accrued liabilities the Company reserved approximately $1,700,000 for operating losses in the phase out of the two segments. (Refer to Notes C and I of the Notes to Financial Statements for further information on the discontinuance of the engineering, design and construction services and management services segments of SMC and the related tax impact to the Company.)

         In summary, Versar's net income was $1,837,000 in fiscal year 1999, compared to a net loss of $10,153,000 in 1998 and net income of $1,256,000 in fiscal year 1997.

REVENUE

         Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:

                                                              For the Years Ended June 30,
                                        ------------------------------------------------------------------------

                                                 1999                     1998                        1997
                                        ----------------------    --------------------       -------------------

                                                            (In thousands, except for percentages)
Government
          EPA                           $  3,496          6%      $   3,493        7%        $  3,339         7%

          State & Local                    7,247         12%          5,460       11%           6,339        14%

          Department
             of Defense                   24,973         42%         16,771       33%          15,952        36%

          Other                            1,316          3%          2,385        5%           2,972         7%

Commercial                                21,854         37%         22,311       44%          16,333        36%
                                         -------   ---------       --------      ----        --------       ----

Gross Revenue                            $58,886        100%       $ 50,420      100%        $ 44,935       100%
                                         =======   =========       ========      ====        ========       ====

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating activities from continuing operations generated $2,380,000 in cash in fiscal year 1999 of which $1,806,000 was used to wind down the discontinued operations of SMC, resulting in a net cash flow of $574,000. The increase in cash flow over fiscal year 1998 is primarily due to improved earnings in fiscal year 1999.

          During fiscal year 1999, the Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. In May 1999, the Company extended its existing line of credit for an additional 18 months. At June 30, 1999, the Company had $8,403,000 of working capital, compared to $3,120,000 in 1998. Working capital increased by 169% primarily as a result of the reclassification of the Company's existing line of credit to long term and the income generated during fiscal year 1999.

         Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $900,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (7.89% at June 30, 1999) or the prime rate. A commitment fee of one quarter of one percent (.25%) on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1999 was approximately $2,392,000. Advances under the line are due upon demand or on November 30, 2000. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the covenants as of June 30, 1999. As such, since the line of credit is greater than one year, it has been classified as long term on the balance sheet. Management anticipates that by November 1999 the line of credit will be extended to November 2001. Management believes that cash generated by operations and borrowings available from the bank line of credit and the extension of the line will be adequate to meet the working capital needs for fiscal year 2000.

         Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC (See Note B). The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (8.25% at June 30, 1999). Principal payment commenced on May 31, 1997 and it is scheduled to be paid in full on April 30, 2000. At June 30, 1999, approximately $687,500 was the remaining balance due on this loan.

         Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $900,000 at June 30, 1999 and, accordingly, Versar reduced its reserve to $900,000 as of June 30, 1999. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

ACQUISITION OF THE GREENWOOD PARTNERSHIP

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded additional notes payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and the goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Greenwood are included as collateral under the Company's line of credit.

IMPACT OF INFLATION

         Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

BUSINESS SEGMENT

         Versar currently has three business segments: environmental services, energy conservation services, and industrial and public infrastructure services. Currently, the energy conservation and facility infrastructure services segments do not meet the segment reporting requirements. During fiscal year 2000, the growth in these segments may require the Company to provide financial disclosure.

YEAR 2000

         Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. On August 4, 1998, the Company's Board of Directors adopted a comprehensive Strategy for Achieving Year 2000 readiness program for Versar and its subsidiaries. The Versar Year 2000 program is designed to (a) identify computer systems (hardware and software) and other equipment (telecommunications equipment and technical field equipment) that may fail to recognize or properly process data on or after January 1, 2000;
(b) upgrade or replace all non-compliant systems, components, and software; and
(c) evaluate the Year 2000 readiness of key clients and critical vendors and service providers.

          Subsequently, management has implemented the eight step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues. These actions included a comprehensive survey of internal equipment, systems and software to identify potential Year 2000 failures. This included a physical inventory of such equipment and products. We surveyed suppliers of such equipment, systems and software on their Year 2000 readiness and any requirements for change or upgrade. The Company then implemented a company-wide program to replace, modify, upgrade and test such equipment, systems and software.

         Presently, Versar does not believe that the Year 2000 program will result in any additional material investments, nor does Versar have any information that the Year 2000 problem will have material adverse effects on the business, operations or financial performance of Versar. In the third and fourth quarters of fiscal year 1999, the Company and its subsidiaries modified its financial reporting and project management software, and computer systems to be Year 2000 ready. The estimated total costs incurred for the Year 2000 program for hardware, software and internal costs is approximately $175,000. The Company expects any additional Year 2000 related costs to be minimal.

         In addition, after completing a survey of significant customers and suppliers, Versar is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of Versar. Based on the above survey and the work completed on Versar's company-wide computers and software, the Company does not anticipate any significant risks and, therefore, has not developed a Year 2000 contingency plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors of the Company is to be contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company's 1999 fiscal year end and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1999 fiscal year.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  Financial Statements:


              The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

              a) Report of Independent Public Accountants

              b) Consolidated Balance Sheets as of June 30, 1999 and 1998

              c) Consolidated Statements of Operations for the Years Ended June
                 30, 1999, 1998, and 1997

              d) Consolidated Statements of Changes in Stockholders' Equity
                 for the Years Ended June 30, 1999, 1998, and 1997

              e) Consolidated Statements of Cash Flows for the Years Ended June
                 30, 1999, 1998, and 1997

              f) Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules:

              a) Schedule II - Valuation and Qualifying Accounts for the Years
                 Ended June 30, 1999, 1998, and 1997

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

(B)  Reports on Form 8-K

    None.

                                  EXHIBIT INDEX


                                                                                                       Page Number/
Item No.                                   Description                                                   Reference
--------                                   -----------                                                   ---------

   3.1        Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the
              Registrant's Registration Statement on Form S-1 effective November 20, 1986
              (File No. 33-9391)...................................................................         (A)

   3.2        Bylaws of Versar, Inc................................................................         (A)

   4          Specimen of Certificate of Common Stock of Versar, Inc,..............................         (A)

  10.3        Agreement dated July 31, 1990 between the Registrant and the U.S.
              Army Natick RD&E Center and as modified through May 23,1991  ........................         (G)

  10.10       Incentive Stock Option Plan *........................................................         (B)

  10.11       Executive Tax and Investment Counseling Program......................................         (A)

  10.12       Nonqualified Stock Option Plan *.....................................................         (B)

  10.13       Employee Incentive Plan, as amended *................................................         (E)

  10.14       Incentive Stock Option Plan of Gammaflux, Inc., a subsidiary of the Registrant.......         (D)

  10.15       Letter agreement dated June 28, 1991 among the Registrant,
              GEOMET Technologies, Inc., and Charles I. Judkins, Jr................................         (G)

  10.17       Deferred Compensation Agreements dated as follows:

              July 1, 1987 between the Registrant and the following persons:
              Charles I. Judkins, Jr...............................................................         (C)

              July 1, 1988 between the Registrant and Gayaneh Contos...............................         (F)

  10.26       Executive Medical Plan dated August 21, 1991, effective July 1, 1991.................         (G)

  10.38       Agreement dated September 24, 1990 between GEOMET Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command as
              modified through March 25, 1992......................................................    (G), (H)

  10.39       Agreement dated September 30, 1988 between GEOMET Technologies Inc., a subsidiary of the Registrant and the U.S. Army Troop Support Command
              Natick Research, Development and Engineering Center as modified
              through April 26, 1993...............................................................    (H), (I)

                                                                                                       Page Number/
Item No.                                   Description                                                   Reference
--------                                   -----------                                                   ---------

  10.40       Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the
              Nonqualified Stock Option Plan.......................................................         (G)

  10.41       Securities and Exchange Commission response dated September 23, 1991
              to certain question regarding the Registrant's Option Exchange Offer.................         (G)

  10.47       Bankruptcy Court-approved Settlement Agreement and Mutual Release between Versar Architects and Engineers, Inc. and the City of
              Sterling, Colorado...................................................................         (H)

  10.52       Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *.................         (I)

  10.65       Information Statement for the Distribution to Shareholders of Versar, Inc., the
              Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation,
              dated June 30, 1994..................................................................         (J)

  10.66       Agreement dated January 13, 1994 between the Registrant and the Department of
              the Air Force........................................................................         (K)

  10.67       Agreement dated January 18, 1994 between the Registrant and OHM Services
              Remediation Corporation..............................................................         (K)

  10.70       Agreement dated July 18, 1995 between the Registrant and the U.S. Air Force
              Human Systems Center.................................................................         (M)

  10.71       Agreement dated March 29, 1995 between the Registrant and the U.S. Army Norfolk
              Corps of Engineers...................................................................         (M)

  10.72       Agreement dated March 16, 1995 between the Registrant and the U.S. Army Baltimore
              Corps of Engineers...................................................................         (M)

  10.73       Agreement dated April 25, 1995 between the Registrant and the U.S. Army Philadelphia
              Corps of Engineers...................................................................         (M)

  10.74       Agreement dated August 10, 1995 between the Registrant and the Environmental
              Protection Agency....................................................................         (M)

  10.75       Agreement dated January 31, 1995 between GEOMET Technologies, Inc., a subsidiary
              of the Registrant and the U.S. Army Soldier Systems Command..........................         (M)

  10.76       Agreement dated July 13, 1995 between GEOMET Technologies, Inc., a subsidiary of
              the Registrant and the U.S. General Services Administration..........................         (M)

                                                                                                       Page Number/
Item No.                                   Description                                                   Reference
--------                                   -----------                                                   ---------

  10.83       Agreement and Plan of Merger dated July 29, 1997 between the Registrant
              and Science Management Corporation...................................................         (O)

  10.84       Acquisition Promissory Note, dated April 30, 1997, between the Registrant and
              NationsBank, N.A.....................................................................         (P)

  10.85       Revolving Promissory Note, dated March 27, 1997, between the Registrant and
              NationsBank, N.A.....................................................................         (P)

  10.86       Financing and Security Agreement, dated March 27, 1997, between the Registrant and
              NationsBank, N.A.....................................................................         (P)

  10.87       Amendment to Financing and Security Agreement, dated April 30, 1997, between the
              Registrant and NationsBank, N.A......................................................         (P)

  10.88       The Greenwood Partnership Asset Acquisition Agreement................................         (Q)

  10.89       Modification to NationsBank loan to increase to $5M..................................         (Q)

  10.90       AFCEE RAC Contract...................................................................         (Q)

  10.91       Employment Agreement dated January 30, 1999 between the Registrant and
              Benjamin M. Rawls*...................................................................          26-44

  10.92       Employment Agreement dated January 30, 1999 between the Registrant and
              Thomas S. Rooney*....................................................................          45-63

  10.93       Change of Control Severance Agreement dated January 30, 1999 between the
              Registrant and Lawrence W. Sinnott*..................................................          64-76

  10.94       Change of Control Severance Agreement dated January 30, 1999 between the
              Registrant and James C. Dobbs*.......................................................          77-89

  10.95       Financing and Security Agreement, dated May 24, 1999, between the Registrant and
              NationsBank, N.A.....................................................................          90-97

  10.96       Revolving Promissory Note, dated May 24, 1999, between the Registrant and
              NationsBank, N.A.....................................................................         98-112

  11          Statement Re:  Computation of Per Share Earnings.....................................            113

  22          Subsidiaries of the Registrant.......................................................         (Q)

  27          Financial Data Schedules.............................................................

-------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement

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


                                       VERSAR, INC.
                              -------------------------------------
                                       (Registrant)


                              /S/ Benjamin M. Rawls
Date:  September 15, 1999
                              -------------------------------------
                              Benjamin M. Rawls
                              Chairman, Chief Executive Officer,
                              President, and Director


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

SIGNATURES                                        TITLE                                          DATE
----------                                        -----                                          ----

/S/ Benjamin M. Rawls
                                                  Chairman, Chief Executive Officer,            September 15, 1999
-------------------------------------------       President, and Director
Benjamin M. Rawls


/S/ Robert L. Durfee
                                                  Executive Vice President and                  September 15, 1999
-------------------------------------------       Director
Robert L. Durfee


/S/ Lawrence W. Sinnott
                                                  Vice President, Chief Financial               September 15, 1999
-------------------------------------------       Officer, Treasurer, and
Lawrence W. Sinnott                               Principal Accounting Officer


/S/ Michael Markels, Jr.
                                                  Chairman Emeritus and Director                September 15, 1999
-------------------------------------------
Michael Markels, Jr.


/S/ Thomas J. Shields
                                                  Director                                      September 15, 1999
-------------------------------------------
Thomas J. Shields


/S/ Constantine G. Caras
                                                  Director                                      September 15, 1999
-------------------------------------------
Constantine G. Caras

/S/ Pat H. Moore
                                                  Director                                      September 15, 1999
-------------------------------------------
Pat H. Moore


/S/ David Gladstone
                                                  Director                                      September 15, 1999
-------------------------------------------
David Gladstone


/S/ Charles I. Judkins, Jr.
                                                  Director                                      September 15, 1999
-------------------------------------------
Charles I. Judkins, Jr.


/S/ M. Lee Rice
                                                  Director                                      September 15, 1999
-------------------------------------------
M. Lee Rice

                    Report of Independent Public Accountants







To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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




                                               /S/ Arthur Andersen LLP

                                               ---------------------------------
                                               Arthur Andersen LLP


Vienna, VA
September 10, 1999

                          VERSAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         June 30,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  --------        --------
ASSETS
   Current assets
      Cash and cash equivalents ...........................................       $     58        $     72
      Accounts receivable, net ............................................         15,939          14,631
      Prepaid expenses and other current assets ...........................          1,125           1,378
      Deferred income taxes ...............................................            599             784
                                                                                  --------        --------
        Total current assets ..............................................         17,721          16,865

   Property and equipment, net ............................................          2,466           2,779
   Deferred income taxes ..................................................            973             502
   Goodwill ...............................................................            996           1,069
   Other assets ...........................................................            224             273
                                                                                  --------        --------
        Total assets ......................................................       $ 22,380        $ 21,488
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable ....................................................       $  4,290        $  3,303
      Bank line of credit .................................................            ---           3,664
      Current portion of long-term debt ...................................          1,135           1,114
      Accrued salaries and vacation .......................................          2,180           1,495
      Liabilities of discontinued operations, net .........................             98           1,524
      Other liabilities ...................................................          1,615           2,645
                                                                                  --------        --------
        Total current liabilities .........................................          9,318          13,745

   Bank line of credit ....................................................          4,108             ---
   Long-term debt .........................................................            ---             688
   Other long-term liabilities ............................................          1,931           2,084
   Liabilities of discontinued operations, net ............................            ---             380
   Reserve on guarantee of real estate debt ...............................            900           1,200
                                                                                  --------        --------
        Total liabilities .................................................         16,257          18,097
                                                                                  --------        --------

   Commitments and contingencies ..........................................            ---             ---

   Stockholders' equity
      Common stock, $.01 par value; 30,000,000 shares
       authorized; 6,336,758 shares and 6,071,887
       shares issued and outstanding at June 30, 1999
       and 1998, respectively .............................................             63              61
      Capital in excess of par value ......................................         18,051          17,458
      Accumulated deficit .................................................        (11,991)        (14,128)
                                                                                  --------        --------
        Total stockholders' equity ........................................          6,123           3,391
                                                                                  --------        --------

        Total liabilities and stockholders' equity ........................       $ 22,380        $ 21,488
                                                                                  ========        ========





   The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      Years Ended June 30,
                                                           -----------------------------------------
                                                             1999             1998            1997
                                                           --------        --------        ---------
GROSS REVENUE .....................................        $ 58,886        $ 50,420        $ 44,935
   Purchased services and materials, at cost ......          20,165          15,525          13,239
                                                           --------        --------        --------
NET SERVICE REVENUE ...............................          38,721          34,895          31,696

   Direct costs of services and overhead ..........          31,107          29,418          25,387
   Selling, general and administrative expenses ...           5,542           4,769           5,085
   Other income ...................................             ---             ---             (42)
   Special charge .................................             ---             330             ---
                                                           --------        --------        --------
OPERATING INCOME ..................................           2,072             378           1,266

OTHER EXPENSE
   Interest expense ...............................             521             251              97
   Income tax (benefit) expense ...................            (286)           (149)             60
                                                           --------        --------        --------

INCOME FROM CONTINUING OPERATIONS .................           1,837             276           1,109

DISCONTINUED OPERATIONS
   (Loss) income from discontinued operations
     (net of tax benefit of $90 at June 30,
         1998 and tax expense of $90 at
         June 30, 1997) ...........................             ---          (7,376)            147
   Loss on disposal of discontinued operations,
         including provision of $1,700 for operating
         losses during phase out period (less
         applicable income taxes of $0) ...........             ---          (3,053)            ---
                                                           --------        --------        --------

(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS ......................................             ---         (10,429)            147
                                                           --------        --------        --------

NET INCOME (LOSS) .................................        $  1,837        $(10,153)       $  1,256
                                                           ========        ========        ========


INCOME PER SHARE FROM CONTINUING
  OPERATIONS - BASIC ..............................        $    .30        $    .05        $    .22
                                                           ========        ========        ========

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - DILUTED ............................        $    .29        $    .05        $    .21
                                                           ========        ========        ========

(LOSS) INCOME PER SHARE FROM
  DISCONTINUED OPERATIONS - BASIC
  AND DILUTED .....................................        $    ---        $  (1.83)       $    .03
                                                           ========        ========        ========

NET INCOME (LOSS) PER SHARE - BASIC ...............        $    .30        $  (1.78)       $    .25
                                                           ========        ========        ========

NET INCOME (LOSS) PER SHARE - DILUTED .............        $    .29        $  (1.78)       $    .24
                                                           ========        ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC .............................           6,190           5,695           5,041
                                                           ========        ========        ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED ......................           6,283           5,695           5,286
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

                          VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                            Years Ended June 30, 1999, 1998, and 1997
                                                ----------------------------------------------------------------------


                                                                                                              Total
                                                Number                 Capital in   Accumu-                   Stock-
                                                 of          Common    Excess of    lated        Treasury     holders'
                                                Shares       Stock     Par Value    Deficit       Stock       Equity
                                                ------       -----     ---------    -------       -----       ------


Balance, June 30, 1996...................      4,995      $     50     $  13,299    $  (5,573)   $     ---    $   7,776

Exercise of stock options................         18           ---            45          ---          ---           45
Common stock issued to ESSOP.............        139             2           444          ---          ---          446
Purchase of common stock for
      treasury...........................        (40)          ---           ---          ---         (140)        (140)
Issuance of treasury stock for
     ESSOP...............................         40           ---           ---          ---          140          140
Net income...............................        ---           ---           ---        1,256          ---        1,256
                                            ---------     ---------    ----------   ----------   ----------   ----------
Balance, June 30, 1997...................      5,152            52        13,788       (4,317)         ---        9,523
                                            ---------     ---------    ----------   ----------   ----------   ----------

Exercise of stock options................         71           ---           206          ---          ---          206
Common stock issued for acquisitions.....        773             8         3,061          ---          ---        3,069
Common stock issued to ESSOP.............         76             1           403          ---          ---          404
Decrease in guarantee of Sarnia debt.....        ---           ---           ---          300          ---          300
Tax benefit of exercised options.........        ---           ---           ---           42          ---           42
Net loss.................................        ---           ---           ---      (10,153)         ---      (10,153)
                                            ---------     ---------    ----------   ----------   ----------   ----------
Balance, June 30, 1998...................      6,072            61        17,458      (14,128)         ---        3,391
                                            ---------     ---------    ----------   ----------   ----------   ----------

Exercise of stock options................          5           ---            13          ---          ---           13
Common stock issued to ESSOP.............        260             2           580          ---          ---          582
Decrease in guarantee of
     Sarnia debt ........................        ---           ---           ---          300          ---          300
Net income...............................        ---           ---           ---        1,837          ---        1,837
                                            ---------     ---------    ----------   ----------   ----------   ----------

Balance, June 30, 1999...................      6,337      $     63     $  18,051    $ (11,991)   $     ---    $   6,123
                                            =========     =========    ==========   ==========   ==========   ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Years Ended June 30,
                                                                         -------------------------------------------
                                                                             1999            1998            1997
                                                                         -----------      ----------      ----------
Cash flows from operating activities
   Net income (loss) ...............................................       $  1,837        $(10,153)       $  1,256
   Adjustments to reconcile net income (loss) to
     net cash provided by continuing operations
         Loss (income) from discontinued operations ................            ---          10,429            (147)
         Depreciation and amortization .............................            725             731             695
         Goodwill write-off ........................................            ---              55             ---
         Loss on sale of property and equipment ....................             39              80              36
         Provision for doubtful accounts receivable ................             92             269              (4)
         Common stock issued to ESSOP ..............................            582             404             586
         Deferred tax benefit ......................................           (286)           (287)           (135)
                                                                           --------        --------        --------
              Subtotal .............................................          2,989           1,528           2,287
                                                                           --------        --------        --------

   Changes in assets and liabilities
         Increase in accounts receivable ...........................         (1,400)         (2,244)           (275)
         Decrease (increase) in prepaids and other assets ..........            165            (716)            427
         Increase in accounts payable ..............................            987             420             785
         Increase (decrease) in accrued salaries and vacation.                  685               8            (132)
         (Decrease) increase in other liabilities ..................         (1,046)          1,595            (270)
                                                                           --------        --------        --------
              Net cash provided by continuing
              operations ...........................................          2,380             591           2,822
         Changes in net assets/liabilities of discontinued
              operations ...........................................         (1,806)         (2,258)           (979)
                                                                           --------        --------        --------
              Net cash provided by (used in) operating activities ..            574          (1,667)          1,843
                                                                           --------        --------        --------

Cash flows from investing activities
   Purchases of property and equipment .............................           (378)           (482)           (638)
   Proceeds from sale of fixed assets ..............................            ---             ---              60
   Cash used by discontinued operations ............................            ---             (77)            ---
   Acquisition of businesses .......................................            ---            (940)         (2,870)
                                                                           --------        --------        --------
              Net cash used in investing activities ................           (378)         (1,499)         (3,448)
                                                                           --------        --------        --------

Cash flows from financing activities
   Net borrowings (payment) on bank line of credit .................            444           3,390            (218)
   Principal payments on long-term debt ............................           (667)           (520)            (69)
   Notes payable for leases ........................................            ---              66             ---
   Borrowing for acquisition of SMC ................................            ---             ---           2,000
   Purchase of treasury stock ......................................            ---             ---            (140)
   Proceeds from issuance of common stock ..........................             13             206              45
                                                                           --------        --------        --------
              Net cash (used in) provided by financing
                 activities ........................................           (210)          3,142           1,618
                                                                           --------        --------        --------

Net (decrease) increase in cash ....................................            (14)            (24)             13
Cash at the beginning of the year ..................................             72              96              83
                                                                           --------        --------        --------

Cash at the end of the year ........................................       $     58        $     72        $     96
                                                                           ========        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses, which are classified as discontinued operations. Both of these businesses came from the acquisition of Science Management Corporation ("SMC") in May 1997 (see Note B). The Company's remaining business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of the consolidated revenues, operating profit and identifiable assets and therefore separate segment reporting is not required. Both segments are expected to grow and may become separate reportable segments in fiscal year 2000.

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

         Intangible assets: On April 29, 1996, Versar purchased for 30,000 common shares the assets of ValuAdd. The purchase resulted in the Company recording goodwill of $97,500, which was being amortized over a five-year period. In fiscal year 1998, the Company recorded a special charge of $330,000 to write off receivables and remaining goodwill of approximately $55,000 for the ValuAdd operations. The Company's decision to shut down the ValuAdd operations was a result of significant business shortfalls in the ValuAdd operations.

                          VERSAR, INC. AND SUBSIDIARIES

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, in the fourth quarter of fiscal year 1998, the Company determined that the projected future cash flows over the next 14 years, based on current information, would not be sufficient to offset the goodwill amortization related to the SMC acquisition. The Company further determined that the goodwill was fully impaired and, accordingly, wrote off the entire balance of $5,064,000 of goodwill resulting from the SMC acquisition. This write-off is included in the loss from discontinued operations on the accompanying consolidated statements of operations.

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, Ltd. ("Greenwood" or "TGP"). The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of Greenwood.

         Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

         Net income (loss) per share: The Company presents basic earnings per share and diluted earnings per share. Diluted earnings per share assumes exercise of dilutive stock options using the treasury stock method.

         Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

         Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, providing for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee's agreement. The Company has liabilities for deferred compensation of $1,052,000 and $1,027,000 at June 30, 1999 and 1998, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $292,000 and $176,000 at June 30, 1999 and 1998, respectively.

         Cash and Cash Equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

         Classification: Certain prior year information has been reclassified to conform to current year presentation.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE B  ACQUISITIONS

         On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for $2,870,000 in cash. The acquisition was financed by a three-year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1998) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. This transaction was accounted for under the purchase method of accounting. On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued approximately 533,433 shares of Versar's common stock to SMC stockholders other than Versar, and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by $2,898,000. SMC represented the engineering, design and construction services and management services segments of the Company in fiscal year 1997. The entire balance of the goodwill was written off in fiscal year 1998 and the SMC businesses are presented as discontinued operations in fiscal year 1998.

         On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, Ltd. As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Greenwood of approximately $672,000, paid $300,000 in cash, recorded an additional note payable to Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Greenwood are now included as collateral as part of the Company's line of credit. The Greenwood operation became part of Versar's energy conservation segment.

NOTE C  DISCONTINUED OPERATIONS

         As a result of poor performance following its acquisition of SMC, the Company determined to discontinue the operations of its management services and engineering, design and construction services segments (acquired from SMC), which provided services to the commercial and the petrochemical industries. The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced its sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because the reduced oil prices did not make it economically feasible for the projects. The management services segment of SMC also suffered from the loss of three large contracts, which represented 75% of the sales volume. SMC's sales for fiscal year 1998 were $33,283,000 and $3,582,000 for the two months of fiscal year 1997.

         In October 1998, the management services segment was sold to the remaining SMC principals in exchange for the release of certain employment obligations. In November 1998, the engineering, design and construction segment's fixed assets were sold to an unrelated third party for book value. All other remaining assets and liabilities were retained by the Company.

                          VERSAR, INC. AND SUBSIDIARIES

         In conjunction with the decision for discontinuance of these businesses, the Company recorded a loss from discontinued operations of $10,429,000, net of $90,000 tax benefit, due to the write-off of goodwill associated with its acquisition and operating losses of $7,376,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses during the phase out period.

NOTE D  ASSET DISPOSITIONS

     Sarnia Corporation ("Sarnia"), formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, was spun-off to Versar stockholders on June 30, 1994. Sarnia was established in 1982 to own and operate Versar Center, the headquarters buildings of Versar in Springfield, Virginia. On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of Sarnia (the "Distribution"). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The spin-off, although a divestiture for legal and tax purposes, was not accounted for as a divestiture for accounting purposes until January 1996, because the spin-off did not relieve Versar of the risks of ownership due to Versar's guarantee of Sarnia's $12,400,000 debt at June 30, 1994.

     On January 25, 1996, Sarnia obtained new financing which reduced Versar's guarantee of Sarnia's indebtedness from $12,400,000 to $1,500,000. Sarnia has paid down the debt that Versar has guaranteed to $900,000 at June 30, 1999, and accordingly, Versar's current reserve is $900,000 against the guarantee. After the second quarter of fiscal year 1996, Versar no longer includes the results of operations and financial position of Sarnia in the consolidated financial statements.

NOTE E  ACCOUNTS RECEIVABLE



                                                               June 30,
                                                    -----------------------------
                                                       1999               1998
                                                    ---------          ----------
                                                           (In thousands)
Billed receivables
        U.S. Government ..................          $  3,534           $  4,550
        Commercial .......................             7,134              4,665
Unbilled receivables
        U.S. Government ..................             3,391              3,696
        Commercial .......................             2,489              2,336
                                                    --------           --------
                                                      16,548             15,247
Allowance for doubtful accounts ..........              (609)              (616)
                                                    --------           --------
                                                    $ 15,939           $ 14,631
                                                    ========           ========

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of federal and state governments' incurred cost audits. Management anticipates that the June 30, 1999 unbilled receivables will be substantially billed and collected in fiscal year 2000.

                          VERSAR, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE F  PROPERTY AND EQUIPMENT

                                                              Estimated                    June 30,
                                                            Useful Life         ---------------------------
                                                               in Years           1999              1998
                                                          ---------------       ---------        ----------
                                                                                        (In thousands)
     Furniture and fixtures..........................           5               $   1,499        $    1,815
     Equipment.......................................        3 to 10                5,538             7,176
     Leasehold improvements..........................     Life of lease             2,105             2,207
                                                                                ----------       ----------
                                                                                    9,142            11,198
     Accumulated depreciation
        and amortization.............................                              (6,676)           (8,419)
                                                                                ----------       ----------
                                                                                   $2,466        $    2,779
                                                                                ==========       ==========

         Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $652,000, $681,000, and $676,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

         Maintenance and repair expenses approximated $322,000, $279,000, and $248,000 for the years ended June 30, 1999, 1998, and 1997, respectively.


NOTE G  DEBT

                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                ----------       -----------
                                                                                          (In thousands)
     Bank line of credit, NationsBank, N.A.............................         $   4,108             3,664
     Acquisition promissory note.......................................               688             1,438
     Other.............................................................               447               364
                                                                                ----------       -----------
          Total debt...................................................             5,243             5,466
     Current portion of long-term debt.................................            (1,135)           (4,778)
                                                                                ----------       -----------
     Long-term debt....................................................         $   4,108        $      688
                                                                                ==========       ===========

         Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $900,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (7.89% at June 30, 1999). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 1999 was approximately $2,392,000. The Company was in compliance with its financial covenants at June 30, 1999. On May 24, 1999, the Company extended its line of credit for eighteen months. As such, since the line of credit is greater than one year, it has been classified as long-term on the balance sheet. The loan has certain covenants related to maintenance of financial ratios. Advances under the line are due upon demand or on November 30, 2000. Management anticipates that by November 1999 the line of credit will be extended to November 2001. Management

                          VERSAR, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2000.

         Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC (See Note B). The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (8.25% at June 30, 1999). Principal payment commenced on May 31, 1997 and is scheduled to be paid in full on April 30, 2000. At June 30, 1999, approximately $687,500 was the remaining balance due on this loan.

         Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $900,000 at June 30, 1999 and accordingly, Versar reduced its reserve to $900,000 as of June 30, 1999. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

         The revolving bank line of credit amount outstanding based on average daily balances for the years ended June 30, 1999, 1998, and 1997, approximated $4,906,000, $2,126,000 and $306,000, respectively, and the weighted average interest rates for such periods were 8.00%, 8.19%, and 8.78%, respectively. The maximum amount outstanding approximated $6,125,600, $4,449,700, and $1,146,000 during fiscal years 1999, 1998, and 1997, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

         Interest payments were $533,000, $339,000, and $62,000 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively.

NOTE H  STOCK OPTIONS

         In November 1996, the stockholders approved the Versar 1996 Stock Option Plan ("the 1996 Plan") to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan ("the 1992 Plan"), the 1982 Incentive Stock Option Plan ("the 1982 Plan"), and a Non-Qualified Option Plan adopted on April 30, 1987 ("the 1987 Plan"). Options have been granted from these plans to purchase the Company's common stock.

         At June 30, 1999, options to purchase an aggregate of approximately 1,405,000 shares of common stock were outstanding under the 1996, 1992 and 1982 Plans at per share exercise prices ranging from $1.750 to $5.375, and options to purchase an aggregate of approximately 304,000 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $4.750.

         Under the 1992 Plan, options may be granted to key employees at the fair market value on the date of grant and become exercisable during the four-year period from the date of the grant at 20% per year. Certain unexercised options are cancelled on the fifth anniversary of certain grants under the 1982 Plan and on the tenth anniversary of the grant under the remainder of the 1982 and 1992 Plans. Under the 1996 Stock Option Plan, options may be granted at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or the date the optionee ceases to be affiliated with the Company or its subsidiaries.

                          VERSAR, INC. AND SUBSIDIARIES

Options under the Stock Option 1982, 1992, and 1996 Plans are as follows:

                                                    Optioned        Option Price
                                                      Shares          Per Share             Total
                                                      ------     --------------------       -----
                                                             (In thousands, except per share price)

     Outstanding at June 30, 1996 ..........        1,216       $ 2.125  to     $ 3.940   $  3,488
             Issued.........................           99         2.719  to       3.563        349
             Exercised......................          (14)        2.125  to       2.688        (35)
             Cancelled......................         (377)        2.125  to       3.940       (949)
                                                    ------                                ---------

     Outstanding at June 30, 1997 ..........          924         2.375  to       3.940      2,853
             Issued.........................          326         3.375  to       5.375      1,466
             Exercised......................          (61)        2.375  to       3.940       (176)
             Cancelled......................          (19)        2.375  to       3.940        (61)
                                                    ------                                ---------

     Outstanding at June 30, 1998 ..........        1,170         2.375  to       5.375      4,082
             Issued.........................          394         1.750  to       3.063        730
             Exercised......................           (5)        2.375  to       2.688        (13)
             Cancelled......................         (154)        1.750  to       4.500       (527)
                                                    ------                                ---------

     Outstanding at June 30, 1999 ..........        1,405       $ 1.750  to     $ 5.375   $  4,272
                                                  ========                                =========


         At June 30, 1999, 1998, and 1997, options of 859,000, 685,000, and
561,000 shares were exercisable under the 1982, 1992 and 1996 Plans.

         Participants in the Non-Qualified Stock Option Plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised or have expired without exercise.

                          VERSAR, INC. AND SUBSIDIARIES

Options under the 1987 Non-Qualified Plan are as follows:

                                                    Optioned        Option Price
                                                      Shares          Per Share             Total
                                                      ------     ------------------         -----
                                                         (In thousands, except per share price)

     Outstanding at June 30, 1996 ..........          373       $ 2.375  to     $ 3.563     $1,073
             Issued.........................          ---           ---  to         ---        ---
             Cancelled......................          ---           ---  to         ---        ---
             Exercised......................           (4)        2.500  to       2.500        (10)
                                                    ------                                ---------

     Outstanding at June 30, 1997 ..........          369         2.375  to       3.563      1,063
             Issued.........................          ---           ---  to         ---        ---
             Cancelled......................          (15)        3.125  to       3.125        (47)
             Exercised......................          (10)        3.125  to       3.125        (31)
                                                    ------                                ---------

     Outstanding at June 30, 1998 ..........          344         2.375  to       3.563        985
             Issued.........................           10         4.750  to       4.750         48
             Cancelled......................          (50)        3.125  to       3.125       (156)
             Exercised......................          ---           ---            ---         ---
                                                    ------                                --------

     Outstanding at June 30, 1999 ..........          304       $ 2.375  to     $ 4.750   $    877
                                                   =======                                ========

         Non-Qualified stock options of 261,000, 250,000, and 212,000 shares were exercisable at June 30, 1999, 1998, and 1997, respectively.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                                                                       1999              1998
                                                                                    ---------         ----------
                                                                                       (In thousands, except
                                                                                          per share data)

         Net Income (Loss):                          As Reported                   $     1,837      $  (10,153)
                                                     Pro Forma                           1,761         (10,324)

         Net Income (Loss) Per Share - Basic:        As Reported                   $       .30      $    (1.78)
                                                     Pro Forma                             .28           (1.81)

         As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

                          VERSAR, INC. AND SUBSIDIARIES

         The weighted average fair value of options granted was $0.97 and $2.05 during 1999 and 1998, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: expected volatility of 53% and 47% for 1999 and 1998, respectively; risk-free interest rate of 5.67% and 5.00% for 1999 and 1998, respectively; and expected lives of five years after the grant date.

NOTE I  INCOME TAXES

         The (benefit) provision for income taxes applicable to income from continuing operations consists of the following:

                                                  Years Ended June 30,
                                         ---------------------------------------
                                         1999              1998             1997
                                         ----              ----             ----
                                                  (In thousands)
Currently payable
   Federal ..................           $ ---            $  95            $ 118
   State ....................             ---               43               77

Deferred
   Federal ..................            (407)            (287)            (135)
   State ....................             121              ---              ---
                                        -----            -----            -----
                                        $(286)           $(149)           $  60
                                        =====            =====            =====

                          VERSAR, INC. AND SUBSIDIARIES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                 June 30,        June 30,
                                                   1999           1998
                                                 -------        ---------
Deferred Tax Assets:
   Employee benefits .....................       $   776        $   687
   Bad debt reserves .....................           230            314
   All other reserves ....................            74            988
   Discontinued operations reserves ......            31          1,347
   Alternative minimum tax credits .......           132             22
   Net operating losses ..................         1,415            ---
   Net operating losses of purchased
     business ............................         1,000          1,000
   State tax net operating losses ........           262            262
   Depreciation ..........................            42             50
   Other .................................            68            ---
                                                 -------        -------
                 Total Deferred Tax Assets         4,030          4,670

Deferred Tax Liabilities:
   Other .................................            (3)            (1)
                                                 -------        -------
           Total Deferred Tax Liabilities             (3)            (1)

Net Deferred Tax Assets ..................         4,027          4,669
Valuation Allowance ......................        (2,455)        (3,383)
                                                 -------        -------
Net Deferred Tax Asset ...................       $ 1,572        $ 1,286
                                                 =======        =======

      Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 1999, the Company had $132,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance until the probability of realization of these assets becomes more certain.

         SMC has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 1999 through 2011. Due to the substantial changes in SMC's ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the 12 remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved.

                          VERSAR, INC. AND SUBSIDIARIES

         The tax (benefit) provision was composed of the following:


                                                      Years Ended June 30,
                                                -------------------------------
                                                1999         1998         1997
                                                ----         ----         ----
                                                        (In thousands)
Expected provision at federal
       statutory rate ..................       $ 527        $  43        $ 397
Change in valuation allowance ..........        (900)        (300)        (375)
State income tax, net of federal benefit          80           28           77
Permanent items ........................          27           66           40
Other ..................................         (20)          14          (79)
                                               -----        -----        -----
                                               $(286)       $(149)       $  60
                                               =====        =====        =====

      Income taxes paid for the years ended June 30, 1999, 1998, and 1997 were $69,000, $ 414,000, and $307,000, respectively.

NOTE J   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

         The Company has established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)). In June 1999, the plan was modified to permit voluntary participation in the 401(k) Plan upon employment effective July 1, 1999. All employees with at least 1,000 hours of service are eligible to participate in the ESOP.

         Contributions to the ESOP are made at the discretion of the Company in the form of the Company's stock or cash, which is invested by the plan's trustees in the Company's stock. No contributions were made in fiscal years 1999, 1998, and 1997, respectively.

         The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee's contribution up to 4% of the employee's salary. This contribution may be in the Company's stock or cash. All Company matching contributions were made in stock and approximated $629,000, $514,000, and $492,000, for fiscal years 1999, 1998, and 1997, respectively.

         All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

         GEOMET Technologies, Inc. ("GEOMET"), a wholly-owned subsidiary, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET's Board of Directors. There were no contributions made in fiscal year 1999. In fiscal year 1998, contributions approximated $25,000. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE K  COMMITMENTS AND CONTINGENCIES

         Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 1997 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company's consolidated financial position and results of operations.

         The Company leases approximately 204,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

                                                                   Total
      Years Ending June 30,                                       Amount
      ---------------------                                       ------
                                                              (In thousands)
             2000....................................         $    3,127
             2001....................................              2,328
             2002....................................              2,075
             2003....................................              1,954
             2004....................................              1,689
             2005 and thereafter.....................              5,959
                                                              ------------
                                                              $   17,132
                                                              ============

         Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,561,000, $2,663,000 and $2,658,000, for 1999, 1998 and 1997, respectively.

         Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial position and results of operations.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE L  CUSTOMER INFORMATION

         A substantial portion of the Company's service revenue is derived from contracts with the U.S. Government as follows:

                                                    Years Ended June 30,
                                           ------------------------------------
                                             1999           1998          1997
                                           --------       -------        ------
                                                        (In thousands)
U.S. Department of Defense                 $24,973       $16,771       $15,952
U.S. Environmental Protection Agency         3,496         3,493         3,339
Other U.S. Government Agencies               1,316         2,385         2,972
                                           -------       -------       -------

       Total U.S. Government               $29,785       $22,649       $22,263
                                           =======       =======       =======

      The Company's largest contract with the U.S. Air Force generated revenues of approximately $7,756,000, $10,513,000 and $10,768,000 in fiscal years 1999,
1998 and 1997, respectively.

                          VERSAR, INC. AND SUBSIDIARIES

NOTE M  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                     Fiscal Year 1999
                                    --------------------------------------------------

   Quarter ending                      Jun 30       Mar 31       Dec 31      Sept 30
------------------------------      ------------ -----------  ------------ ------------

Gross Revenue...............        $ 15,015     $ 13,593     $ 15,479     $ 14,799

Net Service Revenue.........           9,660        9,605        9,414       10,042

Operating income (loss) from
  continuing operations.....             639          257          601          340

Operating (loss) income from
  discontinued operations...             ---          ---          ---          ---

Net income (loss)...........        $    639     $    257     $    601     $    340
                                    =========    =========    =========    =========

Income (loss) per share from
  continuing operations -
  diluted...................        $    .10     $    .04     $    .10     $    .06
                                    =========    =========    =========    =========

(Loss) income per share from
  discontinued operations -
  diluted...................        $    ---     $    ---     $    ---     $    ---
                                    =========    =========    =========    =========

Net income (loss) per
  share - diluted...........        $    .10     $    .04     $    .10     $    .06
                                    =========    =========    =========    =========

Weighted average number of
  shares outstanding -
  diluted...................           6,361        6,296        6,117        6,178
                                    =========    =========    =========    =========


                                                         Fiscal Year 1998
                                    -  -----------------------------------------------

   Quarter ending                         Jun 30       Mar 31       Dec 31      Sept 30
------------------------------      -- ------------ -----------  ------------ ---------

Gross Revenue...............           $ 14,699     $ 13,505     $  11,378    $  10,838

Net Service Revenue.........             10,002        8,944         8,103        7,846

Operating income (loss) from
  continuing operations.....               (299)         112           379           84

Operating (loss) income from
  discontinued operations...            (10,442)         (77)          (29)         119

Net income (loss)...........           $(10,741)    $     35     $     350    $     203
                                       =========    =========    ==========   =========

Income (loss) per share from
  continuing operations -
  diluted...................           $   (.05)    $    .02     $     .06    $     .02
                                       =========    =========    ==========   =========

(Loss) income per share from
  discontinued operations -
  diluted...................           $  (1.72)    $    .01     $     ---    $     .02
                                       =========    =========    ==========   =========

Net income (loss) per
  share - diluted...........           $  (1.77)    $    .01     $     .06    $     .04
                                       =========    =========    ==========   =========

Weighted average number of
  shares outstanding -
  diluted...................              6,060        6,393         6,109        5,597
                                       =========    =========    ==========   =========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

                                                                     SCHEDULE II

                          VERSAR, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                         BALANCE AT        CHARGED TO                         BALANCE AT
                         BEGINNING OF      COSTS AND                          END OF
                         YEAR              EXPENSES       CHARGE OFF          YEAR
                         -------------     -----------    -------------       -----------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS

1997                     $ 703,227          $  (3,862)     $(109,826)          $ 589,539

1998                       589,539            268,485       (242,194)            615,830

1999                       615,830             92,257        (99,540)            608,547