Form 10-Q
period 1999-09-30
VERSAR INC
filed 1999-11-09
CIK 803647

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period
  Ended   September 30, 1999             Commission File Number 1-9309
       ------------------------                                -------

                                VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                DELAWARE                             54-0852979
---------------------------------------   -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                          22151
---------------------------------------   -------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        (703) 750-3000
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

                                  Yes  X   No
                                     -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class of Common Stock      Outstanding at October 29, 1999
                ---------------------      -------------------------------
                   $ .01 par value                 6,402,048 shares

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1999 and June 30, 1999.                     3

                  Consolidated Statements of Operations for the
                  Three-Month Periods Ended September 30, 1999 and 1998.    4

                  Consolidated Statements of Cash Flows
                  for the Three-Month Periods Ended
                  September 30, 1999 and 1998.                              5

                  Notes to Consolidated Financial Statements              6-7

ITEM 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations                8-11


PART II - OTHER INFORMATION

          ITEM 1 - Legal Proceedings                                       11

          ITEM 6 - Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                 12

                        VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)


                                               September 30,       June 30,
                                                    1999             1999
                                               -------------    -------------
ASSETS                                          (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . .  $         55     $         58
    Accounts receivable, net. . . . . . . . .        15,209           15,939
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . . .           931            1,125
    Deferred income taxes . . . . . . . . . .           599              599
                                               -------------    -------------
          Total current assets. . . . . . . .        16,794           17,721

  Property and equipment, net . . . . . . . .         2,413            2,466
  Deferred income taxes . . . . . . . . . . .           853              973
  Goodwill. . . . . . . . . . . . . . . . . .           977              996
  Other assets. . . . . . . . . . . . . . . .           387              224
                                               -------------    -------------
          Total assets. . . . . . . . . . . .  $     21,424     $     22,380
                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .  $      3,147     $      4,290
    Current portion of long-term debt . . . .           774            1,135
    Accrued salaries and vacation . . . . . .         2,552            2,180
    Liabilities of discontinued operations,
      net . . . . . . . . . . . . . . . . . .            92               98
    Other liabilities . . . . . . . . . . . .         1,017            1,615
                                               -------------    -------------
          Total current liabilities . . . . .         7,582            9,318

  Bank line of credit . . . . . . . . . . . .         4,894            4,108
  Other long-term liabilities . . . . . . . .         1,593            1,931
  Reserve on guarantee of real estate debt. .           825              900
                                               -------------    -------------
          Total liabilities . . . . . . . . .        14,894           16,257
                                               -------------    -------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,402,048 shares and
     6,336,758 shares issued and outstanding
     at September 30 and June 30, 1999,
     respectively . . . . . . . . . . . . . .            64               63
    Capital in excess of par value. . . . . .        18,202           18,051
    Accumulated deficit . . . . . . . . . . .       (11,736)         (11,991)
                                               -------------    -------------
          Total stockholders' equity. . . . .         6,530            6,123
                                               -------------    -------------

          Total liabilities and stockholders'
            equity. . . . . . . . . . . . . .  $     21,424     $     22,380
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

                             VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)

                                                      For the Three-Month
                                                   Periods Ended September 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------

GROSS REVENUE . . . . . . . . . . . . . . . . .    $    13,976    $    14,799
Purchased services and materials, at costs. . .          4,610          4,757
                                                   ------------   ------------
NET SERVICE REVENUE . . . . . . . . . . . . . .          9,366         10,042
Direct costs of services and overhead . . . . .          7,279          8,121
Selling, general and administrative expenses. .          1,607          1,265
                                                   ------------   ------------

OPERATING INCOME. . . . . . . . . . . . . . . .            480            656

OTHER EXPENSE
Interest expense. . . . . . . . . . . . . . . .            180             87

Income tax expense. . . . . . . . . . . . . . .            120            229
                                                   ------------   ------------

NET INCOME. . . . . . . . . . . . . . . . . . .    $       180    $       340
                                                   ============   ============

NET INCOME PER SHARE - BASIC
 AND DILUTED. . . . . . . . . . . . . . . . . .    $       .03    $       .06
                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . . . . . . . .          6,380          6,097
                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . . . . . . . .          6,511          6,097
                                                   ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited - in thousands)

                                                      For the Three-Month
                                                   Periods Ended September 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------

Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . .   $       180    $       340

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization. . . . . . . .           182            181
    Provision for doubtful accounts receivable .           (71)            31
    Loss on property retirements . . . . . . . .           ---              3
    Common stock issued to ESSOP . . . . . . . .           147            123
    Deferred tax . . . . . . . . . . . . . . . .           120            ---
                                                   ------------   ------------
          Subtotal . . . . . . . . . . . . . . .           558            678

  Changes in assets and liabilities
    Decrease (increase) in accounts receivable .           801         (1,845)
    Decrease in prepaids and other assets. . . .            31            608
    (Decrease) increase in accounts payable. . .        (1,143)           653
    Increase in accrued salaries
      and vacation . . . . . . . . . . . . . . .           372            613
    Decrease in other liabilities. . . . . . . .          (936)          (701)
                                                   ------------   ------------
           Net cash provided by (used in)
             continuing operations . . . . . . .          (317)             6
  Changes in net assets/liabilities of
    discontinued operations. . . . . . . . . . .            (6)          (887)
           Net cash used in operations . . . . .          (323)          (881)
                                                   ------------   ------------

Cash flows used in investing activities
 Purchase of property and equipment. . . . . . .          (110)           (98)
                                                   ------------   ------------

Cash flows from financing activities
 Net borrowings on bank line of credit . . . . .           786          1,365
 Principal payments on long-term debt. . . . . .          (361)          (405)
 Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . . .             5             13
                                                   ------------   ------------
           Net cash provided by financing
             activities. . . . . . . . . . . . .           430            973
                                                   ------------   ------------

Net (decrease) in cash . . . . . . . . . . . . .            (3)            (6)
Cash at the beginning of the year. . . . . . . .            58             72
                                                   ------------   ------------
Cash at the end of the period. . . . . . . . . .   $        55    $        66
                                                   ============   ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
   Interest. . . . . . . . . . . . . . . . . . .   $       117    $       138
   Income taxes. . . . . . . . . . . . . . . . .             9             16


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 1999 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of consolidated revenues, operating profit and identifiable assets and therefore separate segment reporting is not required. Both segments are expected to grow and may become separate reportable segments in fiscal year 2000.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1999, and the results of operations for the three-month periods ended September 30, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(E)  Income Taxes

     At June 30, 1999, the Company had $4 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards.
Due to the Company's history of operating losses, a valuation allowance of approximately $2.5 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Net Income Per Share

     Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic earnings per share to the weighted average number of shares outstanding for diluted earnings per share.

                                                       For the Three-Month
                                                   Periods Ended September 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------

Weighted average common shares
     outstanding - basic . . . . . . . . . . .       6,379,959      6,096,645

Assumed exercise of options (treasury
     stock method) . . . . . . . . . . . . . .         131,109            ---
                                                   ------------   ------------
                                                     6,511,068      6,096,645
                                                   ============   ============

(H)  Common Stock

     In fiscal year 1999, Versar issued approximately 259,871 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1998 and 1999. In the first quarter of fiscal year 2000, 62,690 shares were issued to the employee benefit plans for contributions for the fourth quarter of fiscal year 1999.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

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

     Versar's gross revenue for the first quarter of fiscal year 2000 decreased by $823,000 (6%) compared to gross revenue for the comparable period of fiscal year 1999. The decrease is due to lower purchased services and materials pass through costs in the Company's Midwest and Pacific operations. In addition, the Company's Environmental operations revenues declined by 16% due to the delayed startup of a follow-on contract with the EPA.

     Purchased services and materials for the first quarter of fiscal year
2000 decreased by $147,000 (3%) compared to costs for the comparable period of fiscal year 1999. The decrease is due to the reduced purchased services and materials in the Midwest and Pacific operations as mentioned above offset by an increase in GEOMET and the Company's Rocky Mountain region in support of the Air Force Armstrong contract.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 7% compared to the first quarter of fiscal year 1999. The decrease is due to the lower volume in gross revenue as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 78% in the first quarter of fiscal year 2000 compared to 81% in the first quarter of fiscal year 1999. The decrease is primarily due to improved labor utilization in order to offset the lower margins as a result of competitive pricing.

     Selling, general and administrative expenses approximated 17% of net service revenue in the first quarter of fiscal year 2000 compared to 13% in the first quarter of fiscal year 1999. Forty percent of the increase was in the Company's GEOMET subsidiary. The balance was due to higher marketing activities in the first quarter of fiscal year 2000 and costs reductions that were put in place in the first quarter of fiscal year 1999.

     Operating income for the first quarter of fiscal year 2000 was $480,000, a decrease of $176,000 compared to the first quarter of fiscal year 1999. The decrease is the result of the lower net service revenues and higher selling, general and administrative expenses as mentioned above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense during the first quarter of fiscal year 2000 increased by $93,000 compared to costs for the comparable period of the previous fiscal year. The increase is due to the cost of financing the winding down of the Company's discontinued operations, which has resulted in higher utilization of the Company's line of credit. The Company anticipates that the utilization of the line of credit will begin to decrease over the next quarter as the Company expects to increase collections of its current outstanding receivables.

     Income tax expense during the first quarter of fiscal year 2000 decreased by $109,000 compared to costs for the comparable period of the previous year. The decrease is primarily the result of the lower operating income and higher interest expense as mentioned above. The Company continues to carry a tax valuation allowance of approximately $2.5 million against the deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain.

     Versar's net income for the first quarter of fiscal year 2000 was $180,000 compared to $340,000 in the first quarter of fiscal year 2000. The decrease is due to the lower operating income and higher interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1999 approximated $9,212,000 or $809,000 (10%) higher than June 30, 1999. The increase is primarily due to the reduction of accounts payable and other liabilities during the quarter. In addition, the Company's current ratio at September 30, 1999 was 2.22, compared to the 1.90 reported for the year ended June 30, 1999.

     Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $825,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (8.14% at September 30, 1999) or the prime rate. A commitment fee of one quarter of one percent (.25%) on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 1999 was approximately $1.6 million. Advances under the line are due upon demand or on November 30, 2000. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the covenants as of September 30, 1999. As such, since the line of credit is greater than one year, it has been classified as long-term on the balance sheet. Management anticipates that by November 1999 the line of credit will be extended to November 2001. Management believes that cash generated by operations and borrowings available from the bank line of credit and the extension of the line will be adequate to meet the working capital needs for fiscal year 2000.

     Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC. The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (8.75% at September 30, 1999). Principal payment commenced on May 31, 1997 and it is scheduled to be paid in full on April 30, 2000. At September 30, 1999, approximately $500,000 was the remaining balance due on this loan.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $825,000 at September 30, 1999 and, accordingly, Versar reduced its reserve to $825,000 as of September 30, 1999. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     Approximately $500,000 will be required for capital expenditures during the remainder of fiscal year 2000 for the Company to upgrade and enhance it's project management and financial reporting system. The Company's decision to upgrade to Deltek's Costpoint relational database project management software

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

will greatly enhance the financial reporting capabilities of the Company. The Company intends to complete the implementation by the end of fiscal year 2000. The Company plans to utilize funds generated from operations and third party financing for the conversion of the financial reporting system.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segment
----------------

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

      Subsequently, management has implemented an eight-step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues. These actions included a comprehensive survey of internal equipment, systems and software to identify potential Year 2000 failures. This included a physical inventory of such equipment and products. We surveyed suppliers of such equipment, systems and software on their Year 2000 readiness and any requirements for change or upgrade. The Company then implemented a company-wide program to replace, modify, upgrade and test such equipment, systems and software.

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


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     At the end of December 1998, the Company was served with a complaint entitled Servi-Sure Corporation v. Versar, Inc., No. 98L14567, filed in the Circuit Court of Cook County, Illinois. In the complaint, Plaintiff alleges damages from a property investigation conducted in December 1988 based upon breach of contract and negligence. The Company has moved to dismiss the lawsuit on the basis of the Illinois statute of limitations and other grounds. The Company has conducted additional site investigations. Based on the results, the parties continue to discuss settlement. Based upon an evaluation of the facts and discussions with outside counsel, management does not believe this lawsuit will have a material adverse effect on the Company's consolidated financial condition and results of operations.

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






                                                     VERSAR, INC.
                                                ---------------------
                                                     (Registrant)






                                            By:  /S/ Benjamin M. Rawls
                                               -----------------------
                                               Benjamin M. Rawls
                                               Chairman and Chief Executive
                                               Officer



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











Date:  November 11, 1999