Form 10-Q
period 1999-12-31
VERSAR INC
filed 2000-02-11
CIK 803647

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  December 31, 1999 Commission File Number 1-9309
                              -------------------                       -------


                               VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                   54-0852979
------------------------------------      -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
       Springfield, Virginia                              22151
------------------------------------      -------------------------------------
(Address of principal executive                         (Zip Code)
 offices)

Registrant's telephone number, including area code    (703) 750-3000
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

                                Yes  X   No
                                   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class of Common Stock         Outstanding at January 31, 2000
         ---------------------         -------------------------------
           $ .01 par value                      6,402,048 shares

                        VERSAR, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1999 and June 30, 1999.                            3

            Consolidated Statements of Operations for the
            Three-Month and Six-Month Periods Ended
            December 31, 1999 and 1998.                                     4

            Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended
            December 31, 1999 and 1998.                                     5

            Notes to Consolidated Financial Statements                    6-8

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             8-12


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              12

   ITEM 4 - Submission of Matters to a Vote of Stockholders                13

   ITEM 6 - Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                 14

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)


                                             December 31,       June 30,
                                                 1999             1999
                                             ------------     ------------
ASSETS                                       (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . .  $        53      $        58
    Accounts receivable, net. . . . . . . .       13,642           15,939
    Prepaid expenses and other current
      assets. . . . . . . . . . . . . . . .          952            1,125
    Deferred income taxes . . . . . . . . .          599              599
                                             ------------     ------------
       Total current assets . . . . . . . .       15,246           17,721

  Property and equipment, net . . . . . . .        2,526            2,466
  Deferred income taxes . . . . . . . . . .        1,003              973
  Goodwill. . . . . . . . . . . . . . . . .          959              996
  Other assets. . . . . . . . . . . . . . .          301              224
                                             ------------     ------------
       Total assets . . . . . . . . . . . .  $    20,035      $    22,380
                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . .  $     3,113      $     4,290
    Current portion of long-term debt . . .          472            1,135
    Accrued salaries and vacation . . . . .        2,320            2,180
    Liabilities of discontinued
      operations, net . . . . . . . . . . .          107               98
    Other liabilities . . . . . . . . . . .        1,278            1,615
                                             ------------     ------------
       Total current liabilities. . . . . .        7,290            9,318

  Bank line of credit . . . . . . . . . . .        3,600            4,108
  Other long-term liabilities . . . . . . .        1,571            1,931
  Reserve on guarantee of real
    estate debt . . . . . . . . . . . . . .          750              900
                                             ------------     ------------
       Total liabilities. . . . . . . . . .       13,211           16,257
                                             ------------     ------------
  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value;
      30,000,000 shares authorized;
      6,402,048 shares and 6,336,758
      shares issued and outstanding at
      September 30 and June 30, 1999,
      respectively. . . . . . . . . . . . .           64               63
    Capital in excess of par value. . . . .       18,202           18,051
    Accumulated deficit . . . . . . . . . .      (11,387)         (11,991)
                                             ------------     ------------
                                                   6,879            6,123

    Less treasury stock, at cost
      (25,000 shares at December 31,
      1999) . . . . . . . . . . . . . . . .          (55)             ---
                                             ------------     ------------
      Total stockholders' equity. . . . . .        6,824            6,123
                                             ------------     ------------

      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . .  $    20,035      $    22,380
                                             ============     ============

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                             VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)



                            For the Three-Month         For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------
                             1999          1998          1999          1998
                         ------------  ------------  ------------  ------------

GROSS REVENUE . . . . .  $    13,758   $    15,479   $    27,734   $    30,278
Purchased services and
 materials, at costs. .        4,613         6,065         9,223        10,822
                         ------------  ------------  ------------  ------------

NET SERVICE REVENUE . .        9,145         9,414        18,511        19,456
Direct costs of services
 and overhead . . . . .        7,437         7,525        14,716        15,646
Selling, general and
 administrative
 expenses . . . . . . .        1,483         1,403         3,090         2,668
                         ------------  ------------  ------------  ------------

OPERATING INCOME. . . .          225           486           705         1,142

OTHER EXPENSE
Interest expense. . . .          101           149           281           236

Income tax benefit. . .         (150)         (264)          (30)          (35)
                         ------------  ------------  ------------  ------------


NET INCOME. . . . . . .  $       274   $       601   $       454   $       941
                         ============  ============  ============  ============

NET INCOME PER SHARE -
 BASIC AND DILUTED. . .  $       .04   $      0.10   $       .07   $      0.15
                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 BASIC. . . . . . . . .        6,402         6,117         6,391         6,107
                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 DILUTED. . . . . . . .        6.471         6,117         6,500         6,118
                         ============  ============  ============  ============



               The accompanying notes are an integral part of these
                         consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited - in thousands)

                                                        For the Six-Month
                                                   Periods Ended December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Cash flows from operating activities
  Net income from continuing operations . . . . .  $       454   $       941

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization . . . . . . . .          370           357
    Provision for doubtful accounts receivable. .          (35)          (18)
    Common stock issued to ESSOP. . . . . . . . .          147           278
    Deferred tax benefit. . . . . . . . . . . . .          (30)          (35)
                                                   ------------  ------------

          Subtotal. . . . . . . . . . . . . . . .          906         1,523

  Changes in assets and liabilities
    Decrease (increase) in accounts receivable. .        2,332        (1,777)
    Decrease in prepaids and other assets . . . .           88           964
    (Decrease) increase in accounts payable . . .       (1,177)        1,497
    Increase in accrued salaries and vacation . .          140           497
    Decrease in other liabilities . . . . . . . .         (698)       (1,465)
                                                   ------------  ------------

          Net cash provided by continuing
           operations . . . . . . . . . . . . . .        1,591         1,239
  Changes in net assets/liabilities of
   discontinued operations. . . . . . . . . . . .            9        (1,282)
                                                   ------------  ------------

          Net cash provided by (used in)
           operating activities . . . . . . . . .        1,600           (43)
                                                   ------------  ------------

Cash flows used in investing activities
  Purchase of property and equipment. . . . . . .         (384)         (188)
                                                   ------------  ------------

Cash flows from financing activities
  Net (payments) borrowings on bank line of
   credit . . . . . . . . . . . . . . . . . . . .         (508)        1,005
  Principal payments on long-term debt. . . . . .         (663)         (740)
  Proceeds from issuance of the Company's
   common stock . . . . . . . . . . . . . . . . .            5            13
  Purchase of treasury stock. . . . . . . . . . .          (55)          ---
                                                   ------------  ------------

          Net cash (used in) provided by
           financing activities . . . . . . . . .       (1,221)          278
                                                   ------------  ------------

Net (decrease) increase in cash . . . . . . . . .           (5)           47
Cash at the beginning of the period . . . . . . .           58            72
                                                   ------------  ------------

Cash at the end of the period . . . . . . . . . .  $        53   $       119
                                                   ============  ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . . .  $       226   $       234
    Income taxes. . . . . . . . . . . . . . . . .           48            40

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1999, and the results of operations for the six- month periods ended December 31, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(E)  Income Taxes

     At June 30, 1999, the Company had $4 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $2.5 million was carried at June 30, 1999. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly. In the second quarter of fiscal year 2000, the Company reversed $200,000 of the valuation allowance. Net income will accrue income tax expense at an estimated effective rate of 40%.

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

                            For the Three-Month         For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------
                            1999             1998       1999             1998
                         ---------        ---------  ---------        ---------

Weighted average
 common shares
 outstanding - basic . . 6,402,048        6,116,803  6,391,003        6,106,770

Assumed exercise of
 options (treasury
 stock method) . . . . .    68,794              ---    108,621           11,081
                         ---------        ---------  ---------        ---------
                         6,470,842        6,116,803  6,499,624        6,117,851
                         =========        =========  =========        =========

                           VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (continued)

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Year 2000 and 1999
------------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the ability to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar's gross revenue for the second quarter of fiscal year 2000 totaled $13,758,000, a decrease of $1,721,000 (11%) compared to gross revenue of $15,479,000 for the second quarter of fiscal year 1999. Gross revenues decreased primarily as a result of lower volume in the Rocky Mountain operations due to delays in contract funding on the Air Force Armstrong contract and the winding down of a commercial remediation construction contract in the Northeast operations.

     Purchased services and materials for the second quarter of fiscal year 2000 decreased by $1,452,000 (24%) compared to such costs for the comparable period of fiscal year 1999. The decrease is due to the lower volume as mentioned above which resulted in lower subcontracted efforts.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 3% during the second quarter of fiscal year 2000 compared to the second quarter of fiscal year 1999. The decrease is due reduced markup on purchased services and materials as a result of the gross revenue and project overruns.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 81.3% in the second quarter of fiscal year 2000 compared to 79.9% in the second quarter of fiscal year 1999. The increase is due to lower direct labor utilization during the quarter.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 16.2% of net service revenue in the second quarter of fiscal year 2000 compared to 14.9% in the second quarter of fiscal year 1999. The increase is due to the lower net service revenue in the second quarter of fiscal year 2000 and 6% higher selling, general and administrative expenses from last fiscal year.

     Operating income for the second quarter of fiscal year 2000 was $225,000, a decrease of $261,000 compared to the second quarter of fiscal year 1999.
The decrease is the result of the lower gross revenues and higher direct costs of services and selling, general and administrative expenses during the quarter.

     Interest expense during the second quarter of fiscal year 2000 decreased by $48,000 compared to such costs for the comparable period of the previous year. The decrease is due to the reduction of term debt of $663,000 compared to last fiscal year and reduced borrowings on the Company's line of credit.

     Income tax benefit during the second quarter of fiscal year 2000 decreased by $114,000 compared to the comparable period of the previous year. The decrease in benefit is the result of a lower reversal of the Company's tax valuation allowance. The Company decreased its valuation allowance during the second quarter of fiscal year 2000 by $200,000 compared to the reversal of $400,000 in the second quarter of fiscal year 1999. The lower reduction in the valuation allowance is the result of a decrease in earnings during the quarter.

     Versar's net income for the second quarter of fiscal year 2000 was $274,000 compared to $601,000 for the second quarter of fiscal year 1999. The decrease is due to the lower gross revenue, and higher direct costs of services and selling, general and administrative expenses.

Six Month Comparison of Fiscal Years 2000 and 1999
--------------------------------------------------

     Versar's gross revenue for the first six months of fiscal year 2000 totaled $27,734,000, a decrease of $2,544,000 (8%) compared to gross revenue
for the comparable period of the previous year.   Fifty percent of the decrease
is due to the winding down of a remedial construction project in the Company's Northeast operations. The balance of the decrease came from lower commercial volume in the Company's Midwest and Pacific operations as well as lower revenues in the first quarter of fiscal year 2000 due to the delayed startup of a follow-on contract with the EPA.

     Purchased services and materials for the first six months of fiscal year 2000 decreased by $1,599,000 (15%) compared to such costs for the comparable period of fiscal year 1999. Sixty-seven percent of the decrease is attributable to a reduction in subcontractor costs associated with the winding down of a remedial construction contract in the Company's Northeast operations. The balance is primarily due to lower commercial subcontracted efforts as mentioned above.

     Net service revenue for the first six months of fiscal year 2000 decreased by 5% compared to the first six months of fiscal year 1999. The decrease is due to a 2% decrease in overall labor utilization in fiscal year 2000 and reduced markup associated with the decrease in purchased services and materials.

     Direct costs of services and overhead as a percentage of net service revenue decreased to 79.5% in the first six months of fiscal year 2000 compared to 80.4% in the previous year. The decrease is attributable to efforts to reduce overhead costs in the operating units to balance out the decrease in volume.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 16.7% of net service revenue for the first six months of fiscal year 2000 compared to 13.7% in the first six months of fiscal year 1999. The increase occurred primarily in the first quarter of fiscal year 2000. Thirty-five percent of the increase was in the Company's GEOMET subsidiary. The balance was due to higher marketing activities in fiscal year 2000 and costs reductions that were put in place in the first six months of fiscal year 1999.

     Operating income for the first six months of fiscal year 2000 decreased by $437,000 compared to costs for the comparable period of the previous year. The decrease is due to the lower net service revenue and higher selling, general and administrative expenses as mentioned above.

     Interest expense during the first six months of fiscal year 2000 increased by $45,000 compared to costs for the comparable period of the previous year. The increase is due to higher utilization of the Company's line of credit during the first quarter of fiscal year 2000 and higher interest rates associated with the increase in the prime rate of interest compared to last fiscal year.

     Income tax benefit decreased by $5,000 for the first six months of fiscal year 2000 due to lower income for the six month period. The Company reduced the valuation allowance against deferred tax assets by $200,000 and $400,000 in the first six months of fiscal year 2000 and 1999, respectively.

     Versar's net income for the first six months of fiscal year 2000 was $454,000 compared to $941,000 for the first six months of fiscal year 1999. The decrease is due to the lower net service revenue and higher selling, general and administrative expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 1999 approximated $7,956,000 or $447,000 (5%) lower than at June 30, 1999. The decrease is primarily due to the payments on the Company's long term line of credit. In additon, the Company's current ratio at December 31, 1999 was 2.09 to 1, which was 19 points higher than June 30, 1999 due to improved receivables collections and reduced current liabilities.

     Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $750,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance described below. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (9.27% at December 31, 1999) or the prime rate. A commitment fee of one quarter of one percent (.25%) on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at December 31, 1999 was approximately $1.3 million. Advances under the line are due upon demand or on November 30, 2001. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with these covenants as of December 31, 1999. Because the line of credit has a term of greater than one year, it has been classified as long-term on the balance sheet. Management believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC. The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (9% at December 31, 1999). Principal payment commenced on May 31, 1997 and it is scheduled to be paid in full on April 30, 2000. At December 31, 1999, approximately $312,500 was the remaining balance due on this loan.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $750,000 at December 31, 1999 and, accordingly, Versar reduced its reserve to $750,000 as of December 31, 1999. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     Approximately $300,000 will be required for capital expenditures during the remainder of fiscal year 2000 for the Company to upgrade and enhance it's project management and financial reporting system. The Company's decision to upgrade to Deltek's Costpoint relational database project management software will greatly enhance the financial reporting capabilities of the Company. The Company intends to complete the implementation by the end of fiscal year 2000. The Company plans to utilize funds generated from operations and third party financing for the conversion of the financial reporting system.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segment
----------------

     Versar currently has three business segments: environmental services, energy conservation services, and industrial and public infrastructure services. Currently, the energy conservation and facility infrastructure services segments do not meet the segment reporting requirements. The energy conservation and facility infrastructure services segments are collectively less than 10% of consolidated revenues, operating profit and identifiable assets. During fiscal year 2000, the growth in these segments may require the Company to provide financial disclosure.

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000.
This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. On August 4, 1998, the Company's Board of Directors adopted a comprehensive strategy for achieving Year 2000 readiness program for Versar and its subsidiaries. The Versar Year 2000 program was designed to (a) identify computer systems (hardware and software) and other equipment (telecommunications equipment and technical field equipment) that may fail to recognize or properly process data on or after January 1, 2000; (b) upgrade or replace all non-compliant systems, components, and software; and (c) evaluate the Year 2000 readiness of key clients and critical vendors and service providers.

      Management has implemented an eight-step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues. These actions included a comprehensive survey of internal equipment, systems and software to identify potential Year 2000 failures, including a physical inventory of such equipment and products. We surveyed suppliers of such equipment, systems and software on their Year 2000 readiness and any requirements for change or upgrade. The Company then implemented a company-wide program to replace, modify, upgrade and test such equipment, systems and software.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     In the third and fourth quarters of fiscal year 1999, the Company and its subsidiaries modified its financial reporting and project management software, and computer systems to be Year 2000 ready. The estimated total costs incurred for the Year 2000 program for hardware, software and internal costs is approximately $175,000. To the best of management's knowledge, the Company did not experience any Year 2000 related failures nor did any of its major customers or vendors experience a Year 2000 failure that had any impact on the Company, its operations or financial performance.

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

Item 4 - Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on December 1, 1999. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
               The nomination of the following persons to serve as directors of the Company was approved as indicated below:

                                                Vote        Withheld
                                                 for        Authority
                                             ---------      ---------

               Benjamin M. Rawls             3,952,638         43,717

               Michael Markels, Jr.          3,963,041         33,314

               Robert L. Durfee              3,963,994         32,361

               M. Lee Rice                   3,967,810         28,454

               Charles I. Judkins, Jr.       3,968,182         28,173

               Thomas J. Shields             3,971,610         24,745

               Constantine G. Caras          3,974,110         22,245

               Pat H. Moore                  3,891,533        104,822

               Theodore M. Prociv            3,891,533        104,822

     (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 2000. The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                                               For       Against     Abstain
                                           -----------  ---------    -------

                                             3,896,740     93,622      5,993

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






                                                 VERSAR, INC.
                                           -----------------------
                                                 (Registrant)






                                       By:  /S/ Benjamin M. Rawls
							________________________
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



                                       By:  /S/ Lawrence W. Sinnott
							________________________
                                           Lawrence W. Sinnott
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer, and Principal Accounting
                                           Officer


Date: February 11, 2000