Form 10-Q
period 2000-03-31
VERSAR INC
filed 2000-05-12
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2000    Commission File Number 1-9309
                              ----------------                         --------


                                VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                    54-0852979
--------------------------------------   --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                               22151
--------------------------------------   --------------------------------------
(Address of principal executive                          (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 750-3000
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

                                   Yes  X   No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class of Common Stock        Outstanding at May 1, 2000
               ---------------------        --------------------------
                  $ .01 par value                 6,410,824 shares

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2000 and June 30, 1999.                               3

            Consolidated Statements of Operations for the
            Three-Month and Nine-Month Periods Ended
            March 31, 2000 and 1999.                                        4

            Consolidated Statements of Cash Flows
            for the Nine-Month Periods Ended
            March 31, 2000 and 1999.                                        5

            Notes to Consolidated Financial Statements                    6-8

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             8-12


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              12

   ITEM 6 - Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                 13

                      VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             (In thousands)


                                                       March 31,     June 30,
                                                         2000          1999
                                                     ------------  ------------
ASSETS                                               (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . . . .    $        53   $        58
    Accounts receivable, net. . . . . . . . . . .         12,555        15,939
    Prepaid expenses and other current assets . .          1,714         1,125
    Deferred income taxes . . . . . . . . . . . .            599           599
                                                     ------------  ------------
       Total current assets . . . . . . . . . . .         14,921        17,721

  Property and equipment, net . . . . . . . . . .          2,568         2,466
  Deferred income taxes . . . . . . . . . . . . .          1,127           973
  Goodwill. . . . . . . . . . . . . . . . . . . .            941           996
  Other assets. . . . . . . . . . . . . . . . . .            376           224
                                                     ------------  ------------
       Total assets . . . . . . . . . . . . . . .    $    19,933   $    22,380
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . . .    $     3,104   $     4,290
    Current portion of long-term debt . . . . . .            829         1,135
    Accrued salaries and vacation . . . . . . . .          2,653         2,180
    Liabilities of discontinued operations, net .            114            98
    Other liabilities . . . . . . . . . . . . . .          1,217         1,615
                                                     ------------  ------------
       Total current liabilities. . . . . . . . .          7,917         9,318

  Bank line of credit . . . . . . . . . . . . . .          3,045         4,108
  Other long-term liabilities . . . . . . . . . .          1,507         1,931
  Reserve on guarantee of real estate debt. . . .            675           900
                                                     ------------  ------------
       Total liabilities. . . . . . . . . . . . .         13,144        16,257
                                                     ------------  ------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,410,824 shares and
     6,336,758 shares issued and outstanding
     at March 31, 2000 and June 30, 1999,
     respectively . . . . . . . . . . . . . . . .             64            63
    Capital in excess of par value. . . . . . . .         18,223        18,051
    Accumulated deficit . . . . . . . . . . . . .        (11,498)      (11,991)
                                                     ------------  ------------
                                                           6,789         6,123
                                                     ------------  ------------

       Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . . . . .    $    19,933   $    22,380
                                                     ============  ============


                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                (Unaudited - in thousands, except per share amounts)


                                 For the Three-Month      For the Nine-Month
                               Periods Ended March 31,  Periods Ended March 31,
                               -----------------------  -----------------------
                                 2000           1999      2000           1999
                               ----------   ----------  ----------   ----------

GROSS REVENUE . . . . . . . .  $  12,955    $  13,593   $  40,689    $  43,871
Purchased services and
 materials, at costs. . . . .      3,796        3,988      13,019       14,810
                               ----------   ----------  ----------   ----------

NET SERVICE REVENUE . . . . .      9,159        9,605      27,670       29,061
Direct costs of services
 and overhead . . . . . . . .      7,771        7,666      22,487       23,312
Selling, general and
 administrative expenses. . .      1,574        1,365       4,665        4,033
                               ----------   ----------  ----------   ----------

OPERATING (LOSS) INCOME . . .       (186)         574         518        1,716

OTHER EXPENSE
Interest expense. . . . . . .        123          145         404          381
Income tax (benefit) expense.       (124)         172        (154)         137
                               ----------   ----------  ----------   ----------

NET (LOSS) INCOME . . . . . .  $    (185)   $     257   $     268    $   1,198
                               ==========   ==========  ==========   ==========

NET (LOSS) INCOME PER SHARE -
 BASIC. . . . . . . . . . . .  $   (0.03)   $    0.04   $    0.04    $    0.20
                               ==========   ==========  ==========   ==========

NET (LOSS) INCOMER PER SHARE-
 DILUTED. . . . . . . . . . .  $   (0.03)   $    0.04   $    0.04    $    0.19
                               ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC .      6,405        6,234       6,396        6,148
                               ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING
 - DILUTED. . . . . . . . . .      6,405        6,296       6,507        6,249
                               ==========   ==========  ==========   ==========


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited - in thousands)

                                                      For the Nine-Month
                                                    Periods Ended March 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------

Cash flows from operating activities
  Net income from continuing operations . . . . .   $     268    $   1,198

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization . . . . . . . .         564          542
    Provision for doubtful accounts receivable. .          60            7
    Loss on disposal of property and equipment. .         ---            8
    Common stock issued to ESSOP. . . . . . . . .         164          420
    Deferred income taxes . . . . . . . . . . . .        (154)         137
                                                    ----------   ----------

        Subtotal. . . . . . . . . . . . . . . . .         902        2,312

  Changes in assets and liabilities
    Decrease (increase) in accounts receivable. .       3,324         (273)
    (Increase) in prepaids and other assets . . .        (754)         233
    (Decrease) increase in accounts payable . . .      (1,186)         584
    Increase in accrued salaries and vacation . .         473          913
    Decrease in other liabilities . . . . . . . .        (822)      (2,176)
                                                    ----------   ----------

        Net cash provided by continuing
         operations . . . . . . . . . . . . . . .       1,937        1,593
  Changes in net assets/liabilities of
   discontinued operations. . . . . . . . . . . .          16       (1,738)
                                                    ----------   ----------

        Net cash provided by (used in)
         operating activities . . . . . . . . . .       1,953         (145)
                                                    ----------   ----------

Cash flows used in investing activities
 Purchase of property and equipment . . . . . . .        (598)        (280)
                                                    ----------   ----------

Cash flows from financing activities
 Net (payments) borrowings on bank line of
  credit. . . . . . . . . . . . . . . . . . . . .      (1,063)         710
 Principal payments on long-term debt . . . . . .        (306)        (310)
 Proceeds from issuance of the Company's
  common stock. . . . . . . . . . . . . . . . . .           9           11
                                                    ----------   ----------

      Net cash (used in) provided by financing
          activities. . . . . . . . . . . . . . .      (1,360)         411
                                                    ----------   ----------

Net decrease in cash. . . . . . . . . . . . . . .          (5)         (14)
Cash at the beginning of the period . . . . . . .          58           72
                                                    ----------   ----------
Cash at the end of the period . . . . . . . . . .   $      53    $      58
                                                    ==========   ==========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . . .   $     332    $     420
    Income taxes. . . . . . . . . . . . . . . . .          76           53


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2000, and the results of operations for the nine- month periods ended March 31, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(F)  Net Income Per Share

     Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic earnings per share to the weighted average number of shares outstanding for diluted earnings per share. Options were not included in the third quarter calculation due to the loss for the quarter, which makes them anti-dilutive.



                                For the Three-Month       For the Nine-Month
                              Periods Ended March 31,   Periods Ended March 31,
                              -----------------------   -----------------------
                                2000           1999         2000        1999
                              ----------   ----------   ----------   ----------

Weighted average common
  shares outstanding
  - basic . . . . . . . . .   6,405,279    6,233,671    6,395,774    6,147,535

Assumed exercise of
  options (treasury
  stock method) . . . . . .         ---       62,008      111,095      101,329
                              ----------   ----------   ----------   ----------

                              6,405,279    6,295,679    6,506,869    6,248,864
                              ==========   ==========   ==========   ==========

                          VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(G)  Common Stock

     In fiscal year 1999, Versar issued approximately 259,871 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1998 and 1999. In fiscal year 2000, 69,066 shares were issued to the employee benefit plans for contributions for fiscal year 1999 and 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Forward Looking Statements
--------------------------

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

Third Quarter Comparison of Fiscal Year 2000 and 1999
-----------------------------------------------------

     Versar's gross revenue for the third quarter of fiscal year 2000 totaled $12,955,000, a decrease of $638,000 (5%) compared to gross revenue of $13,593,000 for the third quarter of fiscal year 1999. Gross revenues decreased primarily from a reduction of revenue from Air Force work under the Company's AFCEE and Armstrong contracts in the Rocky Mountain operations.

     Purchased services and materials for the third quarter of fiscal year 2000 decreased by $192,000 (5%) compared to such costs for the comparable period of fiscal year 1999. The purchased services and materials decreased primarily due to the lower outside third party subcontracted revenue levels in the Armstrong contract as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from the gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 5% during the third quarter of fiscal year 2000 compared to the third quarter of fiscal year 1999. The decrease is due to the lower revenue volume under the Company's Air Force AFCEE and Armstrong contracts.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 84.8% in the third quarter of fiscal year 2000 compared to 79.8% in the third quarter of fiscal year 1999. The increase is primarily attributable to lower labor billability in the first half of the quarter due to project award delays and inclement weather delays along with project losses during the quarter.

     Selling, general and administrative expenses approximated 17.2% of net service revenue for the third quarter of fiscal year 2000 compared to 14.2% in the third quarter of fiscal year 1999. The increase is due to lower net service revenue and increased labor and business development costs during the quarter.

     Operating loss for the third quarter of fiscal year 2000 was $186,000, a decrease of $760,000 compared to the third quarter of fiscal year 1999. The decrease is the result of the lower net service revenue, lower direct labor billability and higher selling, general and administrative expenses during the quarter.

     Interest expense during the third quarter of fiscal year 2000 decreased by $22,000 compared to such costs for the comparable period of the previous year. The decrease is due to decreased use of the Company's line of credit and reduction of long term debt.

     Income tax benefit during the third quarter of fiscal year 2000 was $124,000 as compared to the expense of $172,000 in the comparable period of the previous year. The difference is attributable to the tax affect of the current quarter operating loss. The Company's effective tax rate is 40%.

     Versar's net loss for the third quarter of fiscal year 2000 was $185,000 compared to net income of $257,000 for the third quarter of fiscal year 1999. The decrease is due to the lower net service revenue, higher direct costs of services, and selling, general and administrative expenses.

Nine Month Comparison of Fiscal Years 2000 and 1999
---------------------------------------------------

     Versar's gross revenue for the nine months of fiscal year 2000 totaled $40,689,000, a decrease of $3,182,000 (7%) compared to the gross revenue for the comparable period of the previous year. Thirty-five percent of the decrease was due to lower volume in the Air Force work in the Company's Rocky Mountain region. Forty percent of the decrease is due to the winding down of a remedial construction project in the Company's Northeast operations. Decreases in the Company's Atlantic, Midwest and Pacific operations' commercial volume were offset by increased volume in the Company's GEOMET operation for the production of the STEPO suits for the Army.

     Purchased services and materials for the nine months of fiscal year 2000 decreased by $1,791,000 (12%) compared to such costs for the comparable period of fiscal year 1999. Seventy-five percent of the decrease is attributable to a reduction in subcontractor costs associated with the winding down of a remedial construction contract in the Company's Northeast operations as mentioned above. Decreases in the Rocky Mountain operations subcontracted costs as mentioned above were offset by an increase in subcontracted activities in the Company's GEOMET operation as mentioned above.

     Net service revenue for the nine months of fiscal year 2000 decreased by 5% compared to the nine months of fiscal year 1999. The decrease is attributable to the lower gross revenue as mentioned above and lower markup associated with the decrease in purchased services and materials.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Direct costs and services and overhead as a percentage of net service revenue increased to 81.3% in the nine months of fiscal year 2000 compared to 80.2% in the previous year. The increase is attributable to the decrease in labor billability and project losses during the third quarter of fiscal year 2000.

     Selling, general and administrative expenses approximated 16.9% of net service revenue for the nine months of fiscal year 2000 compared to 13.9% in the comparable nine months of fiscal year 1999. One third of the increase is attributable to the lower net service revenue. The balance of the increase is attributable to higher business development activities, labor costs and increases in the expenses of the Company's GEOMET subsidiary.

     Operating income for the nine months of fiscal year 2000 decreased by $1,198,000 compared to income for the comparable period of the previous year. The decrease is due to the lower net service revenue, higher direct costs and services and selling, general and administrative expenses as mentioned above.

     Interest expense during the nine months of fiscal year 2000 increased by $23,000 compared to costs for the comparable period of the previous year. The increase is due to higher utilization of the Company's line of credit during the first quarter of fiscal year 2000 and higher interest rates associated with the increase in the prime rate of interest compared to last fiscal year.

     Income tax benefit increased by $291,000 due to the operating loss during the third quarter and the reversal of $200,000 of the Company's valuation allowance against deferred tax assets during the second quarter of fiscal year 2000. There was a reversal of valuation allowance of $400,000 in the second quarter of fiscal year 1999.

     Versar's net income for the nine months of fiscal year 2000 was $268,000 compared to $1,198,000 for the nine months of fiscal year 1999. The decrease is due to the lower net service revenue, increased direct costs of services and selling, general and administrative expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 2000 approximated $7,004,000 or $1,399,000 (17%) lower than at June 30, 1999. The decrease is primarily due to the payments on the Company's long term line of credit. In addition, the Company's current ratio at March 31, 2000 was 1.88 to 1, which was approximately the same as that reported on June 30, 1999.

     Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $675,000 guarantee of Sarnia's term loan by Versar and the outstanding acquisition loan balance described below. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (8.63% at March 31, 2000) or the prime rate. A commitment fee of one quarter of one percent (.25%) on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2000 was approximately $2.2 million. Advances under the line are due upon demand or on November 30, 2001. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with these covenants as of March 31, 2000. Because the line of credit has a term of greater than one year, it has been classified as long-term on the balance sheet. Management believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for the remainder of fiscal year 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC. The interest on the note is based on prime rate plus one half of one percent (.50%) per annum (9% at March 31, 2000). Principal payment commenced on May 31, 1997 and it was scheduled to be paid in full on April 30, 2000. At March 31, 2000, approximately $125,000 was the remaining balance due on this loan.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $675,000 at March 31, 2000 and, accordingly, Versar reduced its reserve to $675,000 as of March 31, 2000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     Approximately $150,000 will be required for capital expenditures during the remainder of fiscal year 2000. The Company plans to utilize funds generated from operations and third party financing.

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

      Management implemented an eight-step program to identify both internally and externally the extent of any Year 2000 problem, the cost to the Company to mitigate any Year 2000 effects and identify any significant client or subcontractor compliance issues. These actions included a comprehensive survey of internal equipment, systems and software to identify potential Year 2000 failures, including a physical inventory of such equipment and products. We surveyed suppliers of such equipment, systems and software on their Year 2000 readiness and any requirements for change or upgrade. The Company then implemented a company-wide program to replace, modify, upgrade and test such equipment, systems and software.

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




                                                 VERSAR, INC.
                                               ---------------
                                                 (Registrant)






                                            By:      /S/
                                               ---------------
                                               Benjamin M. Rawls
                                               Chairman and
                                               Chief Executive Officer



                                            By:      /S/
                                               ---------------
                                               Lawrence W. Sinnott
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer, and Principal
                                               Accounting Officer


Date:  May 12, 2000