Form 10-K/A
period 1999-06-30
VERSAR INC
filed 2000-09-07
CIK 803647

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED                                  COMMISSION FILE
          JUNE 30, 1999                                          NO. 1-9309

                              ---------------------
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


                          ---------------------------

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

RESTATEMENT OF FISCAL YEAR 1998 DISCONTINUED OPERATIONS

         During fiscal year 2000, the Company had several audits and inquiries into the discontinued operations of SMC McEver, Inc. ("McEver"). The audits and inquiries, which were recently completed, revealed that the former principals of McEver had not paid certain payroll and state sales tax obligations. These obligations were neither recorded nor disclosed in McEver's financial records. The financial and business affairs of this subsidiary were managed separately from those of Versar, and as such, Versar had no knowledge of these tax obligations until these audits and inquiries. The estimated obligations are approximately $807,000. The effect on net income, after consideration of the related Federal income tax is $500,000. The Company is reviewing different alternatives to protect itself from the tax obligations of McEver, including possibly placing McEver into Chapter 7 bankruptcy proceedings. Until such time as the obligation has been settled or adjudicated by the bankruptcy court, the Company must accrue the liability in the consolidated financial statements. Therefore, the Company has restated the fiscal year 1998 financial statements to reflect the obligation of approximately $807,000 (and the related income tax effect of $307,000) in the period when the obligation was incurred. As a result, the Company increased the operating losses from discontinued operations by $500,000 ($807,000 net of tax of $307,000) in fiscal year 1998. (See related Notes C, I and M).

BUSINESS

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

         GEOMET is also a commercial supplier to remedial action contractors and emergency responders of PPE specially qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded this division's offering of services to local, state, United States, and foreign governments in support of counter-terrorism. In fiscal year 1998 we sold protective suits to the National Guard as part of the nation's Acounter-terrorism civil defense@ program. Management believes the opportunities for commercial application of its products and services will continue to grow in this area. We now offer our PPE products and services through the Internet.

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

           Fiscal Year                                              High        Low
-------------------------------                                   --------   --------
1999      4th Quarter...........................                  $ 2.688    $ 1.750
          3rd Quarter...........................                    2.813      1.625
          2nd Quarter...........................                    3.000      1.500
          1st Quarter...........................                    4.750      1.875


           Fiscal Year                                              High        Low
-------------------------------                                   --------   --------
1998      4th Quarter...........................                  $ 6.750    $ 3.875
          3rd Quarter...........................                    5.875      4.250
          2nd Quarter...........................                    6.250      4.813
          1st Quarter...........................                    5.750      3.500

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with Versar's Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

                                                                    For the Years Ended June 30,
                                                     -------------------------------------------------------------
                                                        1999         1998        1997         1996        1995
                                                     ------------ ----------- ------------ ----------- ------------
                                                                     (In thousands, except per share data)
Consolidated Statement of Operations
  related data:
Gross Revenue...................................     $  58,886     $ 50,420    $  44,935    $  44,283   $  39,090
Net Service Revenue.............................        38,721       34,895       31,696       31,919      29,347
Operating Income................................         2,072          378        1,266          872         560
Income from Continuing Operations...............         1,837          276        1,109          992         458
(Loss) Income from Discontinued
  Operations....................................           ---      (10,929)         147          ---         ---
Net Income (Loss)...............................         1,837      (10,653)       1,256          992         458
Income per share from Continuing
  Operations - Diluted..........................     $     .29     $    .05     $    .21    $     .19   $     .09
(Loss) Income per share from Discontinued
  Operations - Basic and Diluted................           ---        (1.92)         .03          ---         ---
Net Income (Loss) per share - Diluted...........     $     .29     $  (1.87)    $    .24    $     .19   $     .09
Weighted Average Shares Outstanding -...........         6,283        5,695        5,286        5,248       4,834
  Diluted

Consolidated Balance Sheet related data:

Working Capital.................................     $   8,403     $  3,120     $  9,140    $   7,629   $   5,425
Current Ratio...................................          1.90         1.23         2.21         2.14        1.64
Total Assets....................................        22,687       21,795       21,870       16,979      28,195

Current Portion of Long-Term Debt...............         1,135        1,114          819          323         335
Long-Term Debt .................................           ---          688        1,437            2           4
Mortgage Debt of Sarnia.........................           ---          ---          ---          ---      12,062
                                                      ---------    ---------    ---------   ---------   ----------
Total Debt, excluding bank line of credit.......         1,135        1,802        2,256          325      12,401

Stockholders' Equity............................     $   5,623     $  2,891     $  9,523    $   7,776   $   6,290


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

         During fiscal year 2000, the Company had several audits and inquiries into the discontinued operations of SMC McEver, Inc. ("McEver"). The audits and inquiries, which were recently completed, revealed that the former principals of McEver had not paid certain payroll and state sales tax obligations. These obligations were neither recorded nor disclosed in McEver's financial records. The financial and business affairs of this subsidiary were managed separately from those of Versar, and as such, Versar had no knowledge of these tax obligations until these audits and inquiries. The estimated obligations are approximately $807,000. The effect on net income, after consideration of the related Federal income tax is $500,000. The Company is reviewing different alternatives to protect itself from the tax obligations of McEver, including possibly placing McEver into Chapter 7 bankruptcy proceedings. Until such time as the obligation has been settled or adjudicated by the bankruptcy court, the Company must accrue the liability in the consolidated financial statements. Therefore, the Company has restated the fiscal year 1998 financial statements to reflect the obligation of approximately $807,000 (and the related income tax effect of $307,000) in the period when the obligation was incurred. As a result, the Company increased the operating losses from discontinued operations by $500,000 ($807,000 net of tax of $307,000) in fiscal year 1998. (See related Notes C, I and M).

         Versar's gross revenue for fiscal year 1999 totaled $58,886,000, or $8,466,000 (16.8%) above fiscal year 1998 gross revenue of $50,420,000. Gross revenue for fiscal year 1998 increased by $5,485,000 (12.2%) over that reported in fiscal year 1997. Approximately fifty percent of the increase in fiscal year 1999 gross revenue was in the Company's Rocky Mountain operations in support of the Air Force's Armstrong contract. The majority of the remaining increase in gross revenue was from inclusion for the full year of The Greenwood Partnership, Ltd. (ATGP@) and the kickoff of the Company's GEOMET subsidiary's STEPO suit production contract. Gross revenue in fiscal year 1998 increased primarily due to the inclusion of TGP revenues for a portion of that year and growth of Versar's baseline business. As reflected in the table on page 14, government revenue represented 63.0% of the total revenue in 1999, compared to 56.0% in fiscal year 1998 and 64.0% in fiscal year 1997.

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

         In fiscal year 1998, the Company recorded a loss from discontinued operations for the two segments acquired from SMC of $10,929,000, net of $397,000 tax benefit, including the write-off of goodwill of $5,064,000 associated with its acquisition and operating losses for a total of $7,876,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition of SMC. As part of the accrued liabilities the Company reserved approximately $1,700,000 for operating losses in the phase out of the two segments. (Refer to Notes C and I of the Notes to Financial Statements for further information on the discontinuance of the engineering, design and construction services and management services segments of SMC and the related tax impact to the Company.)

         In summary, Versar's net income was $1,837,000 in fiscal year 1999, compared to a net loss of $10,653,000 in 1998 and net income of $1,256,000 in fiscal year 1997.
                                       14

REVENUE

         Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company's client base is as follows:

                                                               For the Years Ended June 30,
                                        ------------------------------------------------------------------------

                                               1999                      1998                       1997
                                        ------------------     -----------------------     ---------------------
                                                          (In thousands, except for percentages)
Government
          EPA                            $ 3,496          6%       $  3,493        7%        $  3,339         7%

          State & Local                    7,247         12%          5,460       11%           6,339        14%

          Department
             of Defense                   24,973         42%         16,771       33%          15,952        36%

          Other                            1,316          3%          2,385        5%           2,972         7%

Commercial                                21,854         37%         22,311       44%          16,333        36%
                                        ---------   --------       --------      ----        --------      -----

Gross Revenue                            $58,886        100%       $ 50,420      100%        $ 44,935       100%
                                        =========   ========       ========      ====        ========      =====


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

YEAR 2000

         Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using A00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the AYear 2000" problem. On August 4, 1998, the Company's Board of Directors adopted a comprehensive Strategy for Achieving Year 2000 readiness program for Versar and its subsidiaries. The Versar Year 2000 program is designed to (a) identify computer systems (hardware and software) and other equipment (telecommunications equipment and technical field equipment) that may fail to recognize or properly process data on or after January 1, 2000; (b) upgrade or replace all non-compliant systems, components, and software; and (c) evaluate the Year 2000 readiness of key clients and critical vendors and service providers.

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

                                                                                                        Page Number/
Item No.                                  Description                                                    Reference
--------                                  -----------                                                    ---------
  10.40       Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified
              Stock Option Plan....................................................................         (G)

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

  10.88       The Greenwood Partnership Asset Acquisition Agreement................................         (Q)

  10.89       Modification to NationsBank loan to increase to $5M..................................         (Q)

  10.90       AFCEE RAC Contract...................................................................         (Q)

  10.91       Employment Agreement dated January 30, 1999 between the Registrant and
              Benjamin M. Rawls*...................................................................         (R)

  10.92       Employment Agreement dated January 30, 1999 between the Registrant and
              Thomas S. Rooney*....................................................................         (R)

  10.93       Change of Control Severance Agreement dated January 30, 1999 between the
              Registrant and Lawrence W. Sinnott*..................................................         (R)

  10.94       Change of Control Severance Agreement dated January 30, 1999 between the
              Registrant and James C. Dobbs*.......................................................         (R)

  10.95       Financing and Security Agreement, dated May 24, 1999, between the Registrant and
              NationsBank, N.A.....................................................................         (R)

  10.96       Revolving Promissory Note, dated May 24, 1999, between the Registrant and
              NationsBank, N.A.....................................................................         (R)

  11          Statement Re:  Computation of Per Share Earnings.....................................          26

  22          Subsidiaries of the Registrant.......................................................         (Q)

  27          Financial Data Schedules.............................................................

----------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement

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

   (R) Incorporated by reference to similarly numbered exhibit to the Registrant's Form 10-K Annual Report for Fiscal Year Ended June
              30, 1999 ("FY1999 Form 10-K") filed with the Commission on
              September 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       VERSAR, INC.
                                           -----------------------------------
                                                      (Registrant)



                                           /S/ Benjamin M. Rawls
Date:  September 1, 2000
                                           -----------------------------------
                                           Benjamin M. Rawls
                                           Chairman, Chief Executive Officer,
                                           President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                 TITLE                                          DATE
----------                                 -----                                          ----
/S/ Benjamin M. Rawls

------------------------------             Chairman, Chief Executive Officer,             September 1, 2000
Benjamin M. Rawls                          President, and Director


/S/ Robert L. Durfee

------------------------------             Executive Vice President and                   September 1, 2000
Robert L. Durfee                           Director


/S/ Lawrence W. Sinnott

-----------------------------              Vice President, Chief Financial                September 1, 2000
Lawrence W. Sinnott                        Officer, Treasurer, and
                                           Principal Accounting Officer

/S/ Michael Markels, Jr.

-----------------------------              Chairman Emeritus and Director                 September 1, 2000
Michael Markels, Jr.


/S/ Thomas J. Shields

-----------------------------              Director                                       September 1, 2000
Thomas J. Shields


/S/ Constantine G. Caras

-----------------------------              Director                                       September 1, 2000
Constantine G. Caras

/S/ Pat H. Moore

-----------------------------              Director                                       September 1, 2000
Pat H. Moore


/S/ Charles I. Judkins, Jr.

-----------------------------              Director                                       September 1, 2000
Charles I. Judkins, Jr.


/S/ M. Lee Rice

-----------------------------              Director                                       September 1, 2000
M. Lee Rice

                    Report of Independent Public Accountants





To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets (restated, see Note A) of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows (as restated, see Note A) for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                              /S/ Arthur Andersen LLP

                                              -------------------------------
                                              Arthur Andersen LLP


Vienna, VA
September 1, 2000

                         VERSAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                             June 30,
                                                                            --------------------------------------
                                                                                 1999                    1998
                                                                            ------------             -------------
ASSETS
   Current assets
      Cash and cash equivalents.............................                $         58              $         72
      Accounts receivable, net..............................                      15,939                    14,631
      Prepaid expenses and other current assets.............                       1,125                     1,378
      Deferred income taxes.................................                         599                       784
                                                                            ------------              ------------
        Total current assets................................                      17,721                    16,865

   Property and equipment, net..............................                       2,466                     2,779
   Deferred income taxes....................................                       1,280                       809
   Goodwill.................................................                         996                     1,069
   Other assets.............................................                         224                       273
                                                                            -------------             -------------
        Total assets........................................                $     22,687              $     21,795
                                                                            =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable......................................                $      4,290              $      3,303
      Bank line of credit...................................                         ---                     3,664
      Current portion of long-term debt.....................                       1,135                     1,114
      Accrued salaries and vacation.........................                       2,180                     1,495
      Liabilities of discontinued operations, net...........                          98                     1,524
      Other liabilities.....................................                       1,615                     2,645
                                                                            ------------              ------------
        Total current liabilities...........................                       9,318                    13,745

   Bank line of credit......................................                       4,108                       ---
   Long-term debt...........................................                         ---                       688
   Other long-term liabilities..............................                       1,931                     2,084
   Liabilities of discontinued operations, net..............                         807                     1,187
   Reserve on guarantee of real estate debt.................                         900                     1,200
                                                                            ------------              ------------
        Total liabilities...................................                      17,064                    18,904
                                                                            ------------              ------------

   Commitments and contingencies............................                        ---                       ---

   Stockholders' equity
      Common stock, $.01 par value; 30,000,000 shares
       authorized; 6,336,758 shares and 6,071,887
       shares issued and outstanding at June 30, 1999
       and 1998, respectively...............................                          63                        61
      Capital in excess of par value........................                      18,051                    17,458
      Accumulated deficit...................................                     (12,491)                  (14,628)
                                                                            -------------             -------------
        Total stockholders' equity..........................                       5,623                     2,891
                                                                            ------------              ------------

        Total liabilities and stockholders' equity..........                $     22,687              $     21,795
                                                                            =============             =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                            Years Ended June 30,
                                                              ---------------------------------------------
                                                                 1999              1998             1997
                                                              ----------        ----------       ----------
GROSS REVENUE........................................         $  58,886         $ 50,420         $  44,935
   Purchased services and materials, at cost.........            20,165           15,525            13,239
                                                              ----------        ---------        ----------
NET SERVICE REVENUE..................................            38,721           34,895            31,696

   Direct costs of services and overhead.............            31,107           29,418            25,387
   Selling, general and administrative expenses......             5,542            4,769             5,085
   Other income......................................               ---              ---               (42)
     Special charge .................................               ---              330               ---
                                                              ----------        ---------        ----------
OPERATING INCOME.....................................             2,072              378             1,266

OTHER EXPENSE
   Interest expense..................................               521              251                97
   Income tax (benefit) expense......................              (286)            (149)               60
                                                              -----------       ---------        ----------

INCOME FROM CONTINUING OPERATIONS....................             1,837              276             1,109

DISCONTINUED OPERATIONS
   (Loss) income from discontinued operations
     (net of tax benefit of $90 at June 30,
         1998 and tax expense of $397 at
         June 30, 1997)..............................               ---           (7,876)              147
   Loss on disposal of discontinued operations,
         including provision of $1,700 for operating
         losses during phase out period (less
         applicable income taxes of $0)..............               ---           (3,053)              ---
                                                              ----------        ---------        ----------

(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS.........................................               ---          (10,929)              147
                                                              ----------        ---------        ----------

NET INCOME (LOSS)....................................         $   1,837         $(10,653)        $   1,256
                                                              ==========        =========        ==========


INCOME PER SHARE FROM CONTINUING
  OPERATIONS - BASIC.................................         $     .30         $    .05         $     .22
                                                              ==========        =========        ==========

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - DILUTED...............................         $     .29         $    .05         $     .21
                                                              ==========        =========        ==========

(LOSS) INCOME PER SHARE FROM
  DISCONTINUED OPERATIONS - BASIC
  AND DILUTED........................................         $     ---         $  (1.92)        $     .03
                                                              ==========        =========        ==========

NET INCOME (LOSS) PER SHARE - BASIC..................         $     .30         $  (1.87)        $     .25
                                                              ==========        =========        ==========

NET INCOME (LOSS) PER SHARE - DILUTED................         $     .29         $  (1.87)        $     .24
                                                              ==========        =========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC................................             6,190            5,695            5,041
                                                              ==========        =========       ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED.........................             6,283            5,695            5,286
                                                             ===========        =========       ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                           Years Ended June 30, 1999, 1998, and 1997
                                            ---------------------------------------------------------------------------

                                                                                                              Total
                                               Number                  Capital in   Accumu-                   Stock-
                                                 of         Common     Excess of    lated        Treasury     holders'
                                               Shares        Stock     Par Value    Deficit       Stock       Equity
                                               ------       -------    ---------    -------       -----       ------
Balance, June 30, 1996...................      4,995      $     50     $  13,299    $  (5,573)   $     ---    $   7,776

Exercise of stock options................         18           ---            45          ---          ---           45
Common stock issued to ESSOP.............        139             2           444          ---          ---          446
Purchase of common stock for
      treasury...........................        (40)          ---           ---          ---         (140)        (140)
Issuance of treasury stock for
     ESSOP...............................         40           ---           ---          ---          140          140
Net income...............................        ---           ---           ---        1,256          ---        1,256
                                            ---------     ---------    ----------   ----------   ----------   ----------
Balance, June 30, 1997...................      5,152            52        13,788       (4,317)         ---        9,523
                                            ---------     ---------    ----------   ----------   ----------   ----------

Exercise of stock options................         71           ---           206          ---          ---          206
Common stock issued for acquisitions.....        773             8         3,061          ---          ---        3,069
Common stock issued to ESSOP.............         76             1           403          ---          ---          404
Decrease in guarantee of Sarnia debt.....        ---           ---           ---          300          ---          300
Tax benefit of exercised options.........        ---           ---           ---           42          ---           42
Net loss.................................        ---           ---           ---      (10,653)         ---      (10,653)
                                            ---------     ---------    ----------   ----------   ----------   ----------
Balance, June 30, 1998...................      6,072            61        17,458      (14,628)         ---        2,891
                                            ---------     ---------    ----------   ----------   ----------   ----------

Exercise of stock options................          5           ---            13          ---          ---           13
Common stock issued to ESSOP.............        260             2           580          ---          ---          582
Decrease in guarantee of
     Sarnia debt ........................        ---           ---           ---          300          ---          300
Net income...............................        ---           ---           ---        1,837          ---        1,837
                                            ---------     ---------    ----------   ----------   ----------   ----------

Balance, June 30, 1999...................      6,337      $     63     $  18,051    $ (12,491)   $     ---    $   5,623
                                            =========     =========    ==========   ==========   ==========   ==========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Years Ended June 30,
                                                                   --------------------------------------------
                                                                         1999           1998            1997
                                                                   -------------     ----------      ----------
Cash flows from operating activities
   Net income (loss)..........................................     $     1,837       $  (10,653)     $   1,256
   Adjustments to reconcile net income (loss) to
     net cash provided by continuing operations
         Loss (income) from discontinued operations...........             ---           10,929           (147)
         Depreciation and amortization........................             725              731            695
         Goodwill write-off...................................             ---               55            ---
         Loss on sale of property and equipment...............              39               80             36
         Provision for doubtful accounts receivable...........              92              269             (4)
         Common stock issued to ESSOP.........................             582              404            586
         Deferred tax benefit.................................            (286)            (287)          (135)
                                                                   ------------      -----------     ----------
              Subtotal........................................           2,989            1,528          2,287
                                                                   ------------      -----------     ----------
   Changes in assets and liabilities
         Increase in accounts receivable......................          (1,400)          (2,244)          (275)
         Decrease (increase) in prepaids and other assets.....             165             (716)           427
         Increase in accounts payable.........................             987              420            785
         Increase (decrease) in accrued salaries and vacation.             685                8           (132)
         (Decrease) increase in other liabilities.............          (1,046)           1,595           (270)
                                                                   ------------      -----------     ----------
              Net cash provided by continuing
                operations....................................           2,380              591          2,822
         Changes in net assets/liabilities of discontinued
              operations......................................          (1,806)          (2,258)          (979)
                                                                   ------------      -----------     ----------
              Net cash provided by (used in) operating activities          574           (1,667)         1,843
                                                                   ------------      -----------     ----------

Cash flows from investing activities
   Purchases of property and equipment........................            (378)            (482)          (638)
   Proceeds from sale of fixed assets.........................             ---             ----             60
   Cash used by discontinued operations.......................             ---              (77)           ---
   Acquisition of businesses..................................             ---             (940)        (2,870)
                                                                   ------------      -----------     ----------
              Net cash used in investing activities...........            (378)          (1,499)        (3,448)
                                                                   ------------      -----------     ----------

Cash flows from financing activities
   Net borrowings (payment) on bank line of credit............             444            3,390           (218)
   Principal payments on long-term debt.......................            (667)            (520)           (69)
   Notes payable for leases...................................             ---               66            ---
   Borrowing for acquisition of SMC...........................             ---             ----          2,000
   Purchase of treasury stock.................................             ---             ----           (140)
   Proceeds from issuance of common stock.....................              13              206             45
                                                                   ------------      -----------     ----------
              Net cash (used in) provided by financing
                 activities...................................            (210)           3,142          1,618
                                                                   ------------      -----------     ----------

Net (decrease) increase in cash...............................             (14)             (24)            13
Cash at the beginning of the year.............................              72               96             83
                                                                   ------------      -----------     ----------

Cash at the end of the year...................................     $        58       $       72      $      96
                                                                   ============      ===========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

         During fiscal year 2000, the Company had several audits and inquiries into the discontinued operations of SMC McEver, Inc. ("McEver"). The audits and inquiries, which were recently completed, revealed that the former principals of McEver had not paid certain payroll and state sales tax obligations. These obligations were neither recorded nor disclosed in McEver's financial records. The financial and business affairs of this subsidiary were managed separately from those of Versar, and as such, Versar had no knowledge of these tax obligations until these audits and inquiries. The estimated obligations are approximately $807,000. The effect on net income, after consideration of the related Federal income tax is $500,000. The Company is reviewing different alternatives to protect itself from the tax obligations of McEver, including possibly placing McEver into Chapter 7 bankruptcy proceedings. Until such time as the obligation has been settled or adjudicated by the bankruptcy court, the Company must accrue the liability in the consolidated financial statements. Therefore, the Company has restated the fiscal year 1998 financial statements to reflect the obligation of approximately $807,000 (and the related income tax effect of $307,000) in the period when the obligation was incurred. As a result, the Company increased the operating losses from discontinued operations by $500,000 ($807,000 net of tax of $307,000) in fiscal year 1998. (See related Notes C, I and M).

         Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses, which are classified as discontinued operations. Both of these businesses came from the acquisition of Science Management Corporation (ASMC@) in May 1997 (see Note B). The Company's remaining business segments are environmental services, energy conservation services and facility infrastructure services. The energy conservation and facility infrastructure segments are collectively less than 10% of the consolidated revenues, operating profit and identifiable assets and therefore separate segment reporting is not required. Both segments are expected to grow and may become separate reportable segments in fiscal year 2000.

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

                          VERSAR, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                          VERSAR, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                         VERSAR, INC. AND SUBSIDIARIES

         In October 1998, the management services segment was sold to the remaining SMC principals in exchange for the release of certain employment obligations. In November 1998, the engineering, design and construction segment's fixed assets were sold to an unrelated third party for book value. All other remaining assets and liabilities were retained by the Company.

         In conjunction with the decision for discontinuance of these businesses, the Company recorded a loss from discontinued operations of $10,929,000, net of $397,000 tax benefit, due to the write-off of goodwill associated with its acquisition and operating losses of $7,876,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses during the phase out period.

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

NOTE E  ACCOUNTS RECEIVABLE

                                                                                          June 30,
                                                                              -------------------------------
                                                                                  1999              1998
                                                                              -----------      --------------
                                                                                      (In thousands)
     Billed receivables
             U.S. Government...........................................         $   3,534        $    4,550
             Commercial................................................             7,134             4,665
     Unbilled receivables
             U.S. Government...........................................             3,391             3,696
             Commercial................................................             2,489             2,336
                                                                                ----------       -----------
                                                                                   16,548            15,247
     Allowance for doubtful accounts...................................              (609)             (616)
                                                                                ----------       -----------
                                                                                $  15,939        $   14,631
                                                                                ==========       ===========

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

                          VERSAR, INC. AND SUBSIDIARIES

NOTE F  PROPERTY AND EQUIPMENT

                                                              Estimated
                                                             Useful Life
                                                              in Years                    June 30,
                                                           ----------------     ----------------------------
                                                                                   1999             1998
                                                                                ----------       -----------
                                                                                       (In thousands)
     Furniture and fixtures..........................              5            $   1,499        $    1,815
     Equipment.......................................           3 to 10             5,538             7,176
     Leasehold improvements..........................        Life of lease          2,105             2,207
                                                                                ----------       -----------
                                                                                    9,142            11,198
     Accumulated depreciation
        and amortization.............................                              (6,676)           (8,419)
                                                                                ----------       -----------
                                                                                $   2,466        $    2,779
                                                                                ==========       ===========

         Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $652,000, $681,000, and $676,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

         Maintenance and repair expenses approximated $322,000, $279,000, and $248,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

NOTE G  DEBT

                                                                                            June 30,
                                                                                -------------------------------
                                                                                     1999             1998
                                                                                --------------   --------------
                                                                                               (In thousands)
     Bank line of credit, NationsBank, N.A.............................         $   4,108               3,664
     Acquisition promissory note.......................................               688               1,438
     Other.............................................................               447                 364
                                                                                ----------         -----------
          Total debt...................................................             5,243               5,466
     Current portion of long-term debt.................................            (1,135)             (4,778)
                                                                                ----------         -----------
     Long-term debt....................................................         $   4,108          $      688
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

                          VERSAR, INC. AND SUBSIDIARIES

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

                          VERSAR, INC. AND SUBSIDIARIES

         Options under the Stock Option 1982, 1992, and 1996 Plans are as follows:

                                                     Optioned            Option Price
                                                      Shares               Per Share                   Total
                                                    ---------   ----------------------------------   -----------
                                                            (In thousands, except per share price)
     Outstanding at June 30, 1996...........         1,216       $   2.125    to   $   3.940          $  3,488
             Issued.........................            99           2.719    to       3.563               349
             Exercised......................           (14)          2.125    to       2.688               (35)
             Cancelled......................          (377)          2.125    to       3.940              (949)
                                                     ------                                           ---------

     Outstanding at June 30, 1997...........           924           2.375    to       3.940             2,853
             Issued.........................           326           3.375    to       5.375             1,466
             Exercised......................           (61)          2.375    to       3.940              (176)
             Cancelled......................           (19)          2.375    to       3.940               (61)
                                                     ------                                           ---------

     Outstanding at June 30, 1998...........         1,170           2.375    to       5.375             4,082
             Issued.........................           394           1.750    to       3.063               730
             Exercised......................            (5)          2.375    to       2.688               (13)
             Cancelled......................          (154)          1.750    to       4.500              (527)
                                                     ------                                           ---------

     Outstanding at June 30, 1999...........         1,405       $   1.750    to   $   5.375          $  4,272
                                                     ======                                           =========


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

                          VERSAR, INC. AND SUBSIDIARIES

         Options under the 1987 Non-Qualified Plan are as follows:

                                                    Optioned            Option Price
                                                      Shares              Per Share             Total
                                                    --------- -----------------------------  -----------
                                                         (In thousands, except per share price)
     Outstanding at June 30, 1996...........          373     $   2.375  to   $   3.563       $  1,073
             Issued.........................          ---           ---  to         ---            ---
             Cancelled......................          ---           ---  to         ---            ---
             Exercised......................           (4)        2.500  to       2.500            (10)
                                                    ------                                    ---------

     Outstanding at June 30, 1997...........          369         2.375  to       3.563          1,063
             Issued.........................          ---           ---  to         ---            ---
             Cancelled......................          (15)        3.125  to       3.125            (47)
             Exercised......................          (10)        3.125  to       3.125            (31)
                                                    ------                                    ---------

     Outstanding at June 30, 1998...........          344         2.375  to       3.563            985
             Issued.........................           10         4.750  to       4.750             48
             Cancelled......................          (50)        3.125  to       3.125           (156)
             Exercised......................          ---           ---            ---             ---
                                                    ------                                    ---------

         Outstanding at June 30, 1999                 304     $   2.375  to   $   4.750       $    877
                                                    ======                                    =========

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


                                                                                       1999         1998
                                                                                   -----------   -----------
                                                                                      (In thousands, except
                                                                                         per share data)
         Net Income (Loss):                          As Reported                   $     1,837   $  (10,653)
                                                     Pro Forma                           1,761      (10,824)

         Net Income (Loss) Per Share - Basic:        As Reported                   $       .30   $    (1.87)
                                                     Pro Forma                             .28        (1.90)

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

NOTE I  INCOME TAXES

         The (benefit) provision for income taxes applicable to income from continuing operations consists of the following:

                                                                             Years Ended June 30,
                                                              --------------------------------------------
                                                                 1999              1998             1997
                                                              ---------         ---------        ---------
                                                                                    (In thousands)
             Currently payable
                Federal..............................         $    ---          $    95          $    118
                State................................              ---               43                77

             Deferred
                Federal..............................             (407)            (287)             (135)
                State................................              121              ---               ---
                                                              ---------         ---------        ---------
                                                              $   (286)         $  (149)         $     60
                                                              =========         =========        =========

                          VERSAR, INC. AND SUBSIDIARIES

         Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                June 30,                   June 30,
                                                                   1999                      1998
                                                              ------------              -------------
             Deferred Tax Assets:
                Employee benefits....................         $       776               $        687
                Bad debt reserves....................                 230                        314
                All other reserves...................                  74                        988
                Discontinued operations reserves.....                 338                      1,654
                Alternative minimum tax credits......                 132                         22
                Net operating losses.................               1,415                        ---
                Net operating losses of purchased
                  business...........................               1,000                      1,000
                State tax net operating losses.......                 262                        262
                Depreciation.........................                  42                         50
                Other................................                  68                        ---
                                                              ------------              -------------
                        Total Deferred Tax Assets                   4,337                      4,977

             Deferred Tax Liabilities:
                Other................................                  (3)                        (1)
                                                              ------------              -------------
                        Total Deferred Tax Liabilities                 (3)                        (1)

             Net Deferred Tax Assets.................               4,334                      4,976

             Valuation Allowance.....................              (2,455)                    (3,383)
                                                              ------------              -------------
             Net Deferred Tax Asset..................         $     1,879               $      1,593
                                                              ============              =============

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

                          VERSAR, INC. AND SUBSIDIARIES

         The tax (benefit) provision was composed of the following:

                                                                           Years Ended June 30,
                                                              ---------------------------------------------
                                                                 1999              1998             1997
                                                              ----------        ----------       ----------
                                                                              (In thousands)
      Expected provision at federal
             statutory rate..........................         $     527         $    43          $   397
      Change in valuation allowance..................              (900)           (300)            (375)
      State income tax, net of federal benefit.......                80              28               77
      Permanent items................................                27              66               40
      Other  ........................................               (20)             14              (79)
                                                              ----------        ----------       ----------
                                                              $    (286)        $  (149)         $    60
                                                              ==========        ==========       ==========

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

         The Company leases approximately 204,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

                                                                  Total
      Years Ending June 30,                                      Amount
      ---------------------                                   ----------
                                                           (In thousands)
             2000....................................       $      3,127
             2001....................................              2,328
             2002....................................              2,075
             2003....................................              1,954
             2004....................................              1,689
             2005 and thereafter.....................              5,959
                                                            -------------
                                                            $     17,132
                                                            =============

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

                         VERSAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L  CUSTOMER INFORMATION

         A substantial portion of the Company's service revenue is derived from contracts with the U.S. Government as follows:


                                                                    Years Ended June 30,
                                                     -----------------------------------------------
                                                          1999              1998             1997
                                                     -------------     ------------     ------------
                                                                       (In thousands)
      U.S. Department of Defense                     $    24,973       $     16,771     $     15,952
      U.S. Environmental Protection Agency                 3,496              3,493            3,339
      Other U.S. Government Agencies                       1,316              2,385            2,972
                                                     ------------      ------------     ------------

             Total U.S. Government                   $    29,785       $     22,649     $     22,263
                                                     ============      ============     ============

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

                         VERSAR, INC. AND SUBSIDIARIES

NOTE M  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                          Fiscal Year 1999
                                    -------------------------------------------------------
   Quarter ending                      Jun 30         Mar 31         Dec 31       Sept 30
------------------------------      ------------   -----------    -----------  ------------
Gross Revenue..............         $   15,015     $     13,593   $   15,479     $  14,799

Net Service Revenue........              9,660            9,605        9,414        10,042

Operating income (loss) from
  continuing operations...                 639              257          601           340

Operating (loss) income from
  discontinued operations.                 ---              ---          ---           ---

Net income (loss).........          $      639      $       257   $      601     $     340
                                    ============    ===========    ===========    =========

Income (loss) per share from
  continuing operations -
  diluted.................          $      .10      $       .04   $      .10     $     .06
                                    ============    ===========    ===========    =========

(Loss) income per share from
  discontinued operations -
  diluted.................          $      ---      $       ---   $      ---     $     ---
                                    ============    ==========    ===========    =========

Net income (loss) per
  share - diluted.........          $      .10      $      .04   $       .10     $     .06
                                    ============    ==========    ===========    =========

Weighted average number of
  shares outstanding -
  diluted.................               6,361           6,296         6,117         6,178
                                    ============    ==========    ===========    =========


                                                     Fiscal Year 1998
                                 -------------------------------------------------------
   Quarter ending                    Jun 30         Mar 31       Dec 31        Sept 30
-----------------------------    ------------    -----------  ------------  ------------
Gross Revenue..............      $    14,699     $  13,505    $  11,378     $    10,838

Net Service Revenue........           10,002         8,944        8,103           7,846

Operating income (loss) from
  continuing operations...              (299)          112          379              84

Operating (loss) income from
  discontinued operations.           (10,942)          (77)         (29)            119

Net income (loss).........       $   (11,241)    $      35     $    350     $       203
                                 ===========     ==========    ===========  ===========

Income (loss) per share from
  continuing operations -
  diluted.................       $      (.05)    $     .02     $    .06     $       .02
                                 ===========     ==========    ===========  ===========

(Loss) income per share from
  discontinued operations -
  diluted.................       $     (1.81)    $     .01     $    ---     $       .02
                                 ===========     ==========    ===========  ===========

Net income (loss) per
  share - diluted.........       $     (1.86)    $     .01     $    .06     $       .04
                                 ===========     ==========    ===========  ===========

Weighted average number of
  shares outstanding -
  diluted.................             6,060         6,393        6,109           5,597
                                 ===========     ==========    ===========  ===========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

                                                                    SCHEDULE II



                         VERSAR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                               BALANCE AT             CHARGED TO                            BALANCE AT
                               BEGINNING OF           COSTS AND                             END OF
                               YEAR                   EXPENSES         CHARGE OFF           YEAR
                               ------------           ----------       ----------           ----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS

1997                         $        703,227       $       (3,862)  $       (109,826)     $       589,539

1998                                  589,539              268,485           (242,194)             615,830

1999                                  615,830               92,257            (99,540)             608,547