Form 10-Q/A
period 1999-09-30
VERSAR INC
filed 2000-09-07
CIK 803647

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1999 Commission File Number 1-9309
                              -------------------                        ------


                                  VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               DELAWARE                                  54-0852979
------------------------------------     --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          6850 Versar Center
        Springfield, Virginia                             22151
------------------------------------     --------------------------------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 750-3000
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

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)


                                                  September 30,     June 30,
ASSETS                                                1999            1999
                                                  -------------  -------------
  Current assets
    Cash and cash equivalents . . . . . . . . .   $         55   $         58
    Accounts receivable, net. . . . . . . . . .         15,209         15,939
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . . . .            931          1,125
    Deferred income taxes . . . . . . . . . . .            599            599
                                                  -------------  -------------
          Total current assets. . . . . . . . .         16,794         17,721

  Property and equipment, net . . . . . . . . .          2,413          2,466
  Deferred income taxes . . . . . . . . . . . .          1,160          1,280
  Goodwill. . . . . . . . . . . . . . . . . . .            977            996
  Other assets. . . . . . . . . . . . . . . . .            387            224
                                                  -------------  -------------
          Total assets. . . . . . . . . . . . .   $     21,731   $     22,687
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . .   $      3,147   $      4,290
    Current portion of long-term debt . . . . .            774          1,135
    Accrued salaries and vacation . . . . . . .          2,552          2,180
    Liabilities of discontinued operations,
     net. . . . . . . . . . . . . . . . . . . .             92             98
    Other liabilities . . . . . . . . . . . . .          1,017          1,615
                                                  -------------  -------------

          Total current liabilities . . . . . .          7,582          9,318

  Bank line of credit . . . . . . . . . . . . .          4,894          4,108
  Other long-term liabilities . . . . . . . . .          1,593          1,931
  Liabilities of discontinued operations,
   net. . . . . . . . . . . . . . . . . . . . .            807            807
  Reserve on guarantee of real estate debt. . .            825            900
                                                  -------------  -------------

          Total liabilities . . . . . . . . . .         15,701         17,064
                                                  -------------  -------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,402,048 shares and
     6,336,758 shares issued and outstanding
     at September 30 and June 30, 1999,
     respectively . . . . . . . . . . . . . . .             64             63
    Capital in excess of par value. . . . . . .         18,202         18,051
    Accumulated deficit . . . . . . . . . . . .        (12,236)       (12,491)
                                                  -------------  -------------

          Total stockholders' equity. . . . . .          6,030          5,623
                                                  -------------  -------------

          Total liabilities and stockholders'
           equity . . . . . . . . . . . . . . .   $     21,731         22,687
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

                         VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                       For the Three-Month
                                                    Periods Ended September 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . . .  $       180    $       340

  Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation and amortization . . . . . . . .          182            181
     Provision for doubtful accounts receivable. .          (71)            31
     Loss on property retirements. . . . . . . . .          ---              3
     Common stock issued to ESSOP. . . . . . . . .          147            123
     Deferred tax. . . . . . . . . . . . . . . . .          120            ---
                                                    ------------   ------------
          Subtotal . . . . . . . . . . . . . . . .          558            678

  Changes in assets and liabilities
     Decrease (increase) in accounts receivable. .          801         (1,845)
     Decrease in prepaids and other assets . . . .           31            608
     (Decrease) increase in accounts payable . . .       (1,143)           653
     Increase in accrued salaries and vacation . .          372            613
     Decrease in other liabilities . . . . . . . .         (936)          (701)
                                                    ------------   ------------

          Net cash provided by (used in)
           continuing operations . . . . . . . . .         (317)             6
  Changes in net assets/liabilities of
   discontinued operations . . . . . . . . . . . .           (6)          (887)
          Net cash used in operations                      (323)          (881)
                                                    ------------   ------------

Cash flows used in investing activities
  Purchase of property and equipment . . . . . . .         (110)           (98)
                                                    ------------   ------------

Cash flows from financing activities
  Net borrowings on bank line of credit. . . . . .          786          1,365
  Principal payments on long-term debt . . . . . .         (361)          (405)
  Proceeds from issuance of the Company's
   common stock. . . . . . . . . . . . . . . . . .            5             13
                                                    ------------   ------------

          Net cash provided by financing
           activities. . . . . . . . . . . . . . .          430            973
                                                    ------------   ------------

Net (decrease) in cash . . . . . . . . . . . . . .           (3)            (6)
Cash at the beginning of the year. . . . . . . . .           58             72
                                                    ------------   ------------
Cash at the end of the period. . . . . . . . . . .  $        55    $        66
                                                    ============   ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
   Interest. . . . . . . . . . . . . . . . . . . .  $       117    $       138
   Income taxes. . . . . . . . . . . . . . . . . .            9             16

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A or the year ended June 30, 1999 for additional information.

Restatement of Fiscal Year 1998 Discontinued Operations
-------------------------------------------------------

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

                      VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)


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

(E)  Income Taxes

     At June 30, 1999, the Company had $4.3 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards.
Due to the Company's history of operating losses, a valuation allowance of approximately $2.5 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Net Income Per Share

     Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the

                       VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic earnings per share to the weighted average number of shares outstanding for diluted earnings per share.


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






                                                 VERSAR, INC.
                                            ---------------------
                                                 (Registrant)






                                       By:  /S/ Benjamin M. Rawls
                                          -----------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



                                       By:  /S/ Lawrence W. Sinnott
                                          -----------------------
                                           Lawrence W. Sinnott
                                           Vice President, Chief
                                           Financial Officer,
                                           Treasurer, and Principal
                                           Accounting Officer


Date:  September 1, 2000