Form 10-Q/A
period 1999-12-31
VERSAR INC
filed 2000-09-07
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1999  Commission File Number 1-9309
                              ------------------


                                 VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              DELAWARE                                 54-0852979
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
       Springfield, Virginia                             22151
----------------------------------         ------------------------------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 750-3000
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
              $ .01 par value                   6,402,048 shares

                       VERSAR, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
           December 31, 1999 and June 30, 1999.                             3

           Consolidated Statements of Operations for the
           Three-Month and Six-Month Periods Ended
           December 31, 1999 and 1998.                                      4

           Consolidated Statements of Cash Flows
           for the Six-Month Periods Ended
           December 31, 1999 and 1998.                                      5

           Notes to Consolidated Financial Statements                     6-8

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations              8-13

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                               13

  ITEM 4 - Submission of Matters to a Vote of Stockholders                 14

  ITEM 6 - Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 15

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)

                                                    December 31,     June 30,
                                                         1999          1999
                                                    ------------   ------------
ASSETS                                               (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . . . .   $        53    $        58
    Accounts receivable, net. . . . . . . . . . .        13,642         15,939
    Prepaid expenses and other current assets . .           952          1,125
    Deferred income taxes . . . . . . . . . . . .           599            599
                                                    ------------   ------------
      Total current assets. . . . . . . . . . . .        15,246         17,721

  Property and equipment, net . . . . . . . . . .         2,526          2,466
  Deferred income taxes . . . . . . . . . . . . .         1,310          1,280
  Goodwill. . . . . . . . . . . . . . . . . . . .           959            996
  Other assets. . . . . . . . . . . . . . . . . .           301            224
                                                    ------------   ------------
      Total assets. . . . . . . . . . . . . . . .   $    20,342    $    22,687
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . . .   $     3,113    $     4,290
    Current portion of long-term debt . . . . . .           472          1,135
    Accrued salaries and vacation . . . . . . . .         2,320          2,180
    Liabilities of discontinued operations, net .           107             98
    Other liabilities . . . . . . . . . . . . . .         1,278          1,615
                                                    ------------   ------------
      Total current liabilities . . . . . . . . .         7,290          9,318

  Bank line of credit . . . . . . . . . . . . . .         3,600          4,108
  Other long-term liabilities . . . . . . . . . .         1,571          1,931
  Liabilities of discontinued operations, net . .           807            807
  Reserve on guarantee of real estate debt. . . .           750            900
                                                    ------------   ------------
      Total liabilities . . . . . . . . . . . . .        14,018         17,064
                                                    ------------   ------------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000 shares
     authorized; 6,402,048 shares and 6,336,758
     shares issued and outstanding at September 30
     and June 30, 1999, respectively . . . . . . .           64             63
    Capital in excess of par value . . . . . . . .       18,202         18,051
    Accumulated deficit. . . . . . . . . . . . . .      (11,887)       (12,491)
                                                    ------------   ------------
                                                          6,379          5,623
    Less treasury stock, at cost
      (25,000 shares at December 31, 1999) . . . .          (55)           ---
                                                    ------------   ------------
      Total stockholders' equity . . . . . . . . .        6,324          5,623
                                                    ------------   ------------

      Total liabilities and stockholders'
       equity. . . . . . . . . . . . . . . . . . .  $    20,342         22,687
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

                        VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                         For the Six-Month
                                                     Periods Ended December 31,
                                                     --------------------------
                                                        1999            1998
                                                     -----------    -----------
Cash flows from operating activities
 Net income from continuing operations . . . . . .   $      454     $      941

 Adjustments to reconcile net income to
  net cash used in operating activities
    Depreciation and amortization. . . . . . . . .          370            357
    Provision for doubtful accounts receivable . .          (35)           (18)
    Common stock issued to ESSOP . . . . . . . . .          147            278
    Deferred tax benefit . . . . . . . . . . . . .          (30)           (35)
                                                     -----------    -----------
          Subtotal . . . . . . . . . . . . . . . .          906          1,523

 Changes in assets and liabilities
  Decrease (increase) in accounts receivable . . .        2,332         (1,777)
  Decrease in prepaids and other assets. . . . . .           88            964
  (Decrease) increase in accounts payable. . . . .       (1,177)         1,497
  Increase in accrued salaries and vacation. . . .          140            497
  Decrease in other liabilities. . . . . . . . . .         (698)        (1,465)
                                                     -----------    -----------
          Net cash provided by continuing
           operations. . . . . . . . . . . . . . .        1,591          1,239

 Changes in net assets/liabilities of
  discontinued operations. . . . . . . . . . . . .            9         (1,282)
                                                     -----------    -----------

          Net cash provided by (used in)
           operating activities. . . . . . . . . .        1,600            (43)
                                                     -----------    -----------

Cash flows used in investing activities
 Purchase of property and equipment. . . . . . . .         (384)          (188)
                                                     -----------    -----------

Cash flows from financing activities
 Net (payments) borrowings on bank line of
  credit . . . . . . . . . . . . . . . . . . . . .         (508)         1,005
 Principal payments on long-term debt. . . . . . .         (663)          (740)
 Proceeds from issuance of the Company's
  common stock . . . . . . . . . . . . . . . . . .            5             13
 Purchase of treasury stock. . . . . . . . . . . .          (55)           ---
                                                     -----------    -----------

          Net cash (used in) provided by
           financing activities. . . . . . . . . .       (1,221)           278
                                                     -----------    -----------

Net (decrease) increase in cash. . . . . . . . . .           (5)            47
Cash at the beginning of the period. . . . . . . .           58             72
                                                     -----------    -----------

Cash at the end of the period. . . . . . . . . . .   $       53     $      119
                                                     ===========    ===========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . . . .   $      226     $      234
    Income taxes . . . . . . . . . . . . . . . . .           48             40

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended June 30, 1999 for additional information.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-

                      VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized in the period in which they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and is reasonably determinable in amount.

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

(E)  Income Taxes

     At June 30, 1999, the Company had $4.4 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $2.5 million was carried at June 30, 1999. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly. In the second quarter of fiscal year 2000, the Company reversed $200,000 of the valuation allowance. Net income will accrue income tax expense at an estimated effective rate of 40%.

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


                             For the Three-Month        For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                             1999            1998       1999            1998
                          -----------    ----------- -----------    -----------

Weighted average common
 shares outstanding
 - basic . . . . . . . .   6,402,048      6,116,803   6,391,003      6,106,770

Assumed exercise of
 options (treasury stock
 method) . . . . . . . .      68,794            ---     108,621         11,081
                          -----------    ----------- -----------    -----------

                           6,470,842      6,116,803   6,499,624      6,117,851
                          ===========    =========== ===========    ===========

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Year 2000 and 1999
------------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the ability to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

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

      (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 2000. The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                            For           Against          Abstain
                        ---------        ---------        ---------
                        3,896,740           93,622            5,993


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






                                                  VERSAR, INC.
                                             --------------------
                                                  (Registrant)






                                       By: /S/ Benjamin M. Rawls
                                           --------------------------
                                           Benjamin M. Rawls
                                           Chairman and Chief Executive Officer



                                       By: /S/ Lawrence W. Sinnott
                                           --------------------------
                                           Lawrence W. Sinnott
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer, and Principal Accounting
                                           Officer

Date: September 1, 2000