Form 10-Q/A
period 2000-03-31
VERSAR INC
filed 2000-09-07
CIK 803647

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2000     Commission File Number 1-9309
                              ---------------                            ------


                                  VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                                    54-0852979
----------------------------------        -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
      Springfield, Virginia                              22151
----------------------------------        -------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 750-3000
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

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)


                                                      March 31,     June 30,
                                                        2000          1999
                                                     -----------   -----------
ASSETS                                               (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . . . .    $       53    $       58
    Accounts receivable, net. . . . . . . . . . .        12,555        15,939
    Prepaid expenses and other current assets . .         1,714         1,125
    Deferred income taxes . . . . . . . . . . . .           599           599
                                                     -----------   -----------
          Total current assets. . . . . . . . . .        14,921        17,721

  Property and equipment, net . . . . . . . . . .         2,568         2,466
  Deferred income taxes . . . . . . . . . . . . .         1,434         1,280
  Goodwill. . . . . . . . . . . . . . . . . . . .           941           996
  Other assets. . . . . . . . . . . . . . . . . .           376           224
                                                     -----------   -----------
          Total assets. . . . . . . . . . . . . .    $   20,240    $   22,687
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . . .    $    3,104    $    4,290
    Current portion of long-term debt . . . . . .           829         1,135
    Accrued salaries and vacation . . . . . . . .         2,653         2,180
    Liabilities of discontinued operations, net .           114            98
    Other liabilities . . . . . . . . . . . . . .         1,217         1,615
                                                     -----------   -----------
          Total current liabilities. . . . . . .          7,917         9,318

  Bank line of credit. . . . . . . . . . . . . .          3,045         4,108
  Other long-term liabilities. . . . . . . . . .          1,507         1,931
  Liabilities of discontinued operations, net. .            807           807
  Reserve on guarantee of real estate debt . . .            675           900
                                                     -----------   -----------
          Total liabilities. . . . . . . . . . .         13,951        17,064
                                                     -----------   -----------

  Commitments and Contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,410,824 shares and
     6,336,758 shares issued and outstanding
     at March 31, 2000 and June 30, 1999,
     respectively . . . . . . . . . . . . . . . .             64            63
    Capital in excess of par value. . . . . . . .         18,223        18,051
    Accumulated deficit . . . . . . . . . . . . .        (11,998)      (12,491)
                                                      -----------   -----------
                                                           6,289         5,623
                                                      -----------   -----------

          Total liabilities and stockholders'
           equity . . . . . . . . . . . . . . . .     $   20,240    $   22,687
                                                      ===========   ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)


                                For the Three-Month      For the Nine-Month
                              Periods Ended March 31,  Periods Ended March 31,
                              -----------------------  -----------------------
                                  2000       1999          2000       1999
                              ----------   ----------  ----------   ----------

GROSS REVENUE . . . . . . .   $  12,955    $  13,593   $  40,689    $  43,871
Purchased services and
 materials, at costs. . . .       3,796        3,988      13,019       14,810
                              ----------   ----------  ----------   ----------

NET SERVICE REVENUE . . . .       9,159        9,605      27,670       29,061
Direct costs of services
 and overhead . . . . . . .       7,771        7,666      22,487       23,312
Selling, general and
 administrative expenses. .       1,574        1,365       4,665        4,033
                              ----------   ----------  ----------   ----------

OPERATING (LOSS) INCOME . .        (186)         574         518        1,716

OTHER EXPENSE
Interest expense. . . . . .         123          145         404          381
Income tax (benefit)
 expense. . . . . . . . . .        (124)         172        (154)         137
                              ----------   ----------  ----------   ----------

NET (LOSS) INCOME . . . . .   $    (185)   $     257   $     268    $   1,198
                              ==========   ==========  ==========   ==========

NET (LOSS) INCOME PER
 SHARE - BASIC. . . . . . .   $   (0.03)   $    0.04   $    0.04    $    0.20
                              ==========   ==========  ==========   ==========

NET (LOSS) INCOMER PER
 SHARE- DILUTED . . . . . .   $   (0.03)   $    0.04   $    0.04    $    0.19
                              ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC. . . . . . . . . .       6,405        6,234       6,396        6,148
                              ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - DILUTED. . . . . . . . .       6,405        6,296       6,507        6,249
                              ==========   ==========  ==========   ==========


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                       For the Nine-Month
                                                     Periods Ended March 31,
                                                     ------------------------
                                                         2000       1999
                                                     -----------  -----------
Cash flows from operating activities
  Net income from continuing operations . . . . . .  $      268   $    1,198

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization . . . . . . . . .         564          542
    Provision for doubtful accounts receivable. . .          60            7
    Loss on disposal of property and equipment. . .         ---            8
    Common stock issued to ESSOP. . . . . . . . . .         164          420
    Deferred income taxes . . . . . . . . . . . . .        (154)         137
                                                     -----------  -----------
          Subtotal. . . . . . . . . . . . . . . . .         902        2,312

  Changes in assets and liabilities
   Decrease (increase) in accounts receivable . . .       3,324         (273)
   (Increase) in prepaids and other assets. . . . .        (754)         233
   (Decrease) increase in accounts payable. . . . .      (1,186)         584
   Increase in accrued salaries and vacation. . . .         473          913
   Decrease in other liabilities. . . . . . . . . .        (822)      (2,176)
                                                     -----------  -----------
          Net cash provided by continuing
           operations . . . . . . . . . . . . . . .       1,937        1,593
  Changes in net assets/liabilities of
   discontinued operations. . . . . . . . . . . . .          16       (1,738)
                                                     -----------  -----------
          Net cash provided by (used in)
           operating activities . . . . . . . . . .       1,953         (145)
                                                     -----------  -----------

Cash flows used in investing activities
  Purchase of property and equipment. . . . . . . .        (598)        (280)
                                                     -----------  -----------

Cash flows from financing activities
  Net (payments) borrowings on bank line of
   credit . . . . . . . . . . . . . . . . . . . . .      (1,063)         710
  Principal payments on long-term debt. . . . . . .        (306)        (310)
  Proceeds from issuance of the Company's
   common stock . . . . . . . . . . . . . . . . . .           9           11
                                                     -----------  -----------

          Net cash (used in) provided by
           financing activities . . . . . . . . . .      (1,360)         411
                                                     -----------  -----------

Net decrease in cash. . . . . . . . . . . . . . . .          (5)         (14)
Cash at the beginning of the period . . . . . . . .          58           72
                                                     -----------  -----------
Cash at the end of the period . . . . . . . . . . .  $       53   $       58
                                                     ===========  ===========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . . . .  $      332   $      420
    Income taxes. . . . . . . . . . . . . . . . . .          76           53


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

                         VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

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

(F)  Net Income Per Share

     Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares

                       VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

outstanding for basic earnings per share to the weighted average number of shares outstanding for diluted earnings per share. Options were not included in the third quarter calculation due to the loss for the quarter, which makes them anti-dilutive.


                              For the Three-Month       For the Nine-Month
                            Periods Ended March 31,   Periods Ended March 31,
                            ------------------------  ------------------------
                                2000         1999         2000         1999
                            -----------  -----------  -----------  -----------

Weighted average common
 shares outstanding
 - basic . . . . . . . . .   6,405,279    6,233,671    6,395,774    6,147,535

Assumed exercise of
 options (treasury stock
 method) . . . . . . . . .         ---       62,008      111,095      101,329
                            -----------  -----------  -----------  -----------
                             6,405,279    6,295,679    6,506,869    6,248,864
                            ===========  ===========  ===========  ===========

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    During fiscal year 2000, the Company had several audits and inquiries into the discontinued operations of SMC McEver, Inc. ("McEver"). The audits and inquiries, which were recently completed, revealed that the former principals of McEver had not paid certain payroll and state sales tax obligations. These obligations were neither recorded nor disclosed in McEver's financial records. The financial and business affairs of this subsidiary were managed separately from those of Versar, and as such, Versar had no knowledge of these tax obligations until these audits and inquiries. The estimated obligations are approximately $807,000. The effect on net income, after consideration of the related Federal income tax is $500,000. The Company is reviewing different alternatives to protect itself from the tax obligations of McEver, including possibly placing McEver into Chapter 7 bankruptcy proceedings. Until such time as the obligation has been settled or adjudicated by the bankruptcy court, the Company must accrue liability in the consolidated financial statements. Therefore, the Company has restated the fiscal year 1998 financial statements to reflect the obligation of approximately $807,000 (and the related income tax effect of $307,000) in the period when the obligation was incurred. As a result, the Company increased the operating losses from discontinued operations by $500,000 ($807,000 net of tax of $307,000) in fiscal year 1998.

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