Form 10-K
period 2000-06-30
VERSAR INC
filed 2000-09-26
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000	Commission File No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979

(State or other jurisdiction of	(I.R.S. employer identification no.)

incorporation or organization)

6850 Versar Center, Springfield, Virginia	22151

(Address of principal executive offices)	(Zip code)

(703) 750-3000
(Registrant’s telephone number, including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 2000 was approximately $7,176,808.

      The number of shares of Common Stock outstanding as of September 1, 2000 was 6,402,048.

      The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 18 through 21 hereof.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Forward-Looking Statements

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the ability to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

      Versar, Inc. (“Versar” or “the Company”) is a diversified international professional services firm, helping clients in the private and public sectors enhance their performance while reducing costs, conserving energy, and achieving environmental excellence. Versar combines science, technology, and people with specialized skills to identify customer needs to develop and implement solutions that improve our customers’ bottom line while focusing on the economics of alternate solutions to their environmental problems. We do this by integrating our environmental and engineering expertise into the design of facilities, systems, and equipment. This approach improves our customers’ operating performance, conserves resources, and reduces emissions and waste generation. This ultimately increases productivity and profitability while protecting worker health and safety and our environment.

      Versar’s major business areas include: (1) environmental, health and safety services; (2) energy conservation services; and (3) industrial and public infrastructure services. As is indicated below, certain of these business areas have evolved as a result of significant expansion of our personal protection equipment business and the integration of the business of Versar Greenwood, Inc. (“VGI”) into the Versar corporate group and represent a combination of VGI’s services with Versar’s traditional service offerings.

Environmental, Health and Safety Services

      Personal Protection Equipment ChemDemilitarization. A specialty area for the Company is its Chemical Surety Laboratory and the development of protection equipment to support counter-terrorism and the nation’s Chemical Weapons Demilitarization programs. These programs address significant public health and safety issues and are an important business area for Versar.

      Versar’s subsidiary, GEOMET Technologies, Inc. is in the business of developing, testing and providing personal protection equipment (“PPE”). Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and a personal ice cooling system (PICS). In July 1998, GEOMET was awarded a $38M contract for the production and fielding of the Army’s Self-Contained Toxic Environment Protection Outfit (STEPO) System for 73 installations through the year 2002. GEOMET started production in late fiscal year 1999 and was funded the remaining balance for full scale production in fiscal year 2000.

These protective suits will be used to recover, render safe, store and dispose of unexploded chemical and biological weapons. GEOMET is also expecting to do the systems integration, inspection and testing for the production on an Improved Toxic Agent Protective (ITAP) suit in fiscal year 2001.

      GEOMET is a commercial supplier to remedial action contractors and emergency responders of PPE specially qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded this division’s offering of services to local, state, United States, and foreign governments in support of counter-terrorism. Since fiscal year 1998 the Company has been selling protective suits to the National Guard as part of the nation’s “counter-terrorism civil defense” program. Management believes the opportunities for commercial application of its products and services will continue to grow in this area. In FY2000 we expanded our laboratory capabilities to include biological agents and to broaden our service capability in “Homeland Defense”. We now offer our PPE products and services through the Internet at nbcprotect.com and are working with foreign manufacturers and vendors to expand our capabilities in this emerging market.

      GEOMET is also involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET’s program, which is expected to be rebid in fiscal year 2001, includes outfitting and operating a mobile laboratory, which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management. GEOMET has also just mobilized support of a chemical demilitarization project in Japan and we expect other overseas opportunities to result from this initiative.

      Redevelopment of Industrial Facilities and Military Bases. Versar is applying innovative technology and approaches that include creative financing, and stop loss insurance in the cleanup and redevelopment of industrial and commercial properties that are environmentally impaired or part of Environmental Protection Agency’s (“EPA”) and the States’ Brownfields programs. Versar primarily focuses on the enhancement of assets in the cleanup of sites and the redevelopment of industrial facilities and commercial properties for reuse. Versar has established alliances with real estate and investment firms, developers, insurers, and property managers to help clients bring new life to otherwise abandoned, contaminated sites in prime real estate locations.

      Versar provides the full range of services in remediation/corrective action from site investigation, remedial design, and construction, operation and maintenance (O&M) of remedial systems. A major accomplishment of the Company in fiscal year 1998 was the award of a Worldwide Environmental Remedial Action Services Contract (RAC) to support the Air Force Center of Environmental Excellence. This contract has an estimated value of $40M over 5 years and recognizes Versar as a remedial construction contractor. In fiscal year 2000, Versar booked about $13.8M in new orders for remedial construction projects under this contract. We have work-in-progress at Castle, Beale, Pease, Lowry, and Plattsburgh air force bases. Versar brings to its customers innovative solutions to cleanup that are cost effective and permanent. For example, Versar has successfully demonstrated the effectiveness of a passive reactive wall consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. This eliminated the need to pump and treat the groundwater. Versar is expected to construct the full scale remedy at Lowry AFB under our RAC contract; however, the project is dependent on a final decision by the Air Force and available funding.

      Under an existing contract with the Air Force Armstrong Labs, Versar is separating reusable materials from bomb range residues, used targets, and other scrap materials at Nellis Air Force Base. Versar is brokering reusable material to aluminum processors and scrap metal smelters and reimbursing the government for the savings.

      Consulting/Engineering includes the full range of scientific, engineering and program management services addressing prevention, detection, control, management, and cleanup of toxic substances and hazardous waste releases to the environment. Versar emphasizes innovation in process and technology application to achieve better results more quickly and at less cost in today’s highly competitive market. The addition of VGI to the Versar team provides Versar with specialized skills in technology and the design of industrial infrastructure to help our clients build environmental performance into their plant operations and improve their bottom line. Our objective is to provide a design that helps our clients become more active in preventing pollution by applying innovative and cost-effective approaches to achieving sustainable growth while maintaining compliance and taking corrective actions to cleanup past problems.

      Today’s business challenges require viewing environmental management as an integral part of the day to day operations so that informed decisions can be made based on the economics of alternate solutions and their impact on productivity and profitability. Versar helps its customers manage compliance as part of operations and encourages recognition that pollution prevention and waste minimization are necessary parts of the long-term solution to local and national environmental challenges. This approach recognizes that there is competition for limited resources and a need for new and better technology to eliminate waste, reduce emissions, and to implement more cost effective corrective actions. Versar’s combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology, emphasize pollution prevention and waste reduction. Versar provides nationally recognized expert services in the area of air and water quality, waste management, natural resources management, ecological assessments, asbestos and lead paint abatement, industrial hygiene and a wide range of corrective and remedial action technologies. Versar also provides consulting and engineering services to industry and government agencies in assessing alternative compliance strategies and their impacts on our customers’ operations and profits. We help develop plans for their implementation, obtain necessary permits, evaluate performance, and take any corrective action required.

      Versar provides turnkey services in evaluating state-of-the-art environmentally friendly and energy efficient technology and in designing and installing systems that both enhance operating performance and reduce costs. For example, Versar applied an alternative technology and paint formulation for coating mass transit vehicles eliminating the need to install a $6M vapor collection system. In fiscal year 2000 Versar assisted the U.S. Military in the complete redesign of a system to clean oxygen convertors and oxygen lines used by pilots. The system eliminated the use of toxic materials, increased the efficiency of the cleaning process by a factor of 10 and increased the life of equipment. Versar is in the process of patenting the technology, which has a world-wide application. We recently completed a successful demonstration for the Royal Australian Air Force.

      Versar has developed specialized expertise in aquatic ecology and risk assessment. For more than 20 years we have supported the State of Maryland in the assessment of the ecological health of the Chesapeake Bay. We also have major contracts with the Philadelphia and Baltimore Districts of the U.S. Army Corps of Engineers (COE) in conducting ecological assessments in support of the disposal of dredge material in the redevelopment of ports and harbors and the restoration of our nation’s beaches. In fiscal year 2000, we won the follow-on contract of our Philadelphia COE contract valued at $10M and also won a new contract for the Wilmington COE for similar work valued at $6M.

      Outsourcing. Versar is increasingly providing on-site and off-site support to help our customers manage their environmental programs. Over the last 5 years the Company has provided a full range of pollution prevention, compliance management, cleanup, and O&M services for the Washington, D.C. Metropolitan Area Transit Authority (WMATA). A key accomplishment in fiscal year 1999 was the renewal of our 5-year contract to support WMATA. This multi-million dollar contract is Versar’s model project that demonstrates how environmental management can be integrated with the customer’s operations on an outsourced basis. Versar also has over 20 on-site support staff at DOD installations and industrial facilities across the country managing a wide spectrum of customers’ environmental management functions ranging from underground storage tanks (USTs), asbestos abatement programs, air compliance/permitting, real property transfers, and on-site hazardous material pharmacies.

Energy Conservation Services

      With the acquisition of VGI, Versar now has energy conservation services as one of its core businesses. This not only helps diversify the Company’s business, it also provides an entry to new customers in an emerging growth market. VGI brings to Versar engineering, design, and construction management expertise in the upgrade of plant infrastructure to reduce energy consumption. In addition, GEOMET has for many years provided demand side management support to utilities in the identification and implementation of efforts to reduce energy consumption. GEOMET has provided energy auditing and energy conservation services for a variety of clients.

      Versar, through VGI, currently has developed alliances with three major utilities who are marketing Energy Services Performance Contracts (ESPC) for the government and industry. These alliances include Duke Energy (DukeSolutions Inc.), Virginia Power and Light (Evantage Co.), and Carolina P&L (Strategic Resources Services). Potential fees for the utility companies on these contracts are based on energy savings that can be achieved. Versar’s utility partners make the required investment to upgrade each facility while Versar is reimbursed on the basis of a negotiated fixed fee.

      Major utilities in the ESPC market are driven by the opportunity to develop alliances with government and industry customers as deregulation of this industry occurs in the U.S. The current market in the Federal sector is driven by Executive Order 12902 that requires government facilities to reduce energy consumption by 30% by 2005. This has been augmented by a new Executive Order 13123 issued this past year requiring that government facilities reduce the amount of green house gases they generate by 50% over the next decade. While energy is still relatively cheap, the government will clearly set the example for cost effective energy investment. However, it is generally believed over the long term the larger market for energy conservation services will exist in the private and commercial sectors.

Industrial and Public Infrastructure Services

      Industrial Infrastructure Services is the core business of VGI that has been integrated with Versar’s businesses. This service area includes providing a full range of architectural and engineering services in industrial/commercial facilities and supporting central mechanical and electrical utilities and building systems. VGI designs manufacturing facilities deploying state-of-the-art material handling, waste treatment, and utility infrastructure support systems.

      Key industrial sectors that the Company serves include the pharmaceuticals, semi-conductor/internet services, biotechnology, food processing, paper products, film, plastics and fiber industries. Services include architectural design, site development, design, construction or design-build of plant facility, and supporting utility, material handling, and waste management systems.

      Versar/VGI provides design expertise in plant structures and associated utilities, fuel handling, chemical treatment, distribution, piping systems instrumentation and controls, substations and electric power distribution systems. Systems are designed to optimize performance, environmental compliance, safety, energy use, and utilization of space. Economic evaluations of alternative designs, fuels, and operating parameters are conducted to produce bottom line savings for our customers throughout the life cycle of heating, cooling and electric power systems.

      Services are performed for a wide range of corporate, industrial, commercial, state, Federal, health care and educational customers. Specific services include:

•	Retrofit and Renovations

•	Energy Management Studies and Audits

•	Fire Protection

•	Life Safety

•	Performance Contracting

•	Life-Cycle Analysis

•	Heating and Cooling Distribution Systems

•	Electrical Power and Lighting

•	Building HVAC Systems

      Versar is offering to take over the operation and maintenance of utility infrastructure systems of its customers on a contract services basis.

      Public Infrastructure Services include highway design and construction oversight, municipal stormwater, water and wastewater design, and waterparks.

      Versar’s Utah Office has extensive depth of experience in municipal engineering services. Over the past 20 years we have completed a large number of projects for the Utah Department of Transportation (“UDOT”), municipalities and counties in the state. Projects have included highway and interchange designs, water distribution systems, wastewater systems, surface water drainage systems and other general civil engineering design projects. Much of the work over the past few years relates to the 2002 Winter Olympics and I-15 projects, and Management believes this business will continue to grow as a result of population growth in the region.

      Versar’s Arizona Office has about 95 percent of the market in designing public recreational water parks in Arizona. This market also continues to grow rapidly as a result of strong population expansion in the region. Versar is now designing other recreational facilities. For example, in fiscal year 1999 Versar designed the first skateboard park in Arizona.

Markets

      Versar’s services are evolving in response to clients’ changing needs, and market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. Versar has diversified its business over the past few years with a much greater emphasis on (1) environmental services which help the bottom line, such as P2 initiatives with short paybacks, redevelopment of industry properties and conversion of military bases for alternative productive uses; (2) the emerging energy conservation services markets with VGI providing Versar with alliances and core capabilities to enter this new market; and (3) industrial and public infrastructure services to respond to our clients’ increasing need to expand or upgrade plant and equipment to improve their operating performance.

      Versar participates in a number of growth markets. These include:

•	Counter-terrorism and nuclear/biological/chemical warfare preparedness including PPE, training, monitoring, and analytical services.

•	Industry’s and government’s continued focus on productivity improvement with increased need for services to expand or upgrade plant and utility infrastructure.

•	Expansion and revitalization of public infrastructure.

•	Energy conservation projects resulting from the deregulation of the energy industry.

•	Industry and government outsourcing of non-core functions.

•	Kyoto Agreement and need to reduce Greenhouse Gases.

•	Brownsfield legislation and tax incentives that will provide opportunities in industrial and military base redevelopment projects.

•	Continued availability of new and better technology to increase productivity, prevent pollution, and preserve natural resources.

      Versar also provides a wide range of services to the financial/real estate/insurance business sector, transportation and communications sector, services industries and others.

      The U.S. Department of Defense (DOD) is Versar’s largest government client, making up 50 percent of its business base. DOD is going through many of the same issues faced by private industry including restructuring and cost reduction in response to increasing budget limitations. DOD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. DOD’s major focus over the next few years will be to reduce its infrastructure. Versar is a major support contractor to DOD, offering the same range of services as in the private sector. The U.S. Environmental Protection Agency (EPA) makes up 6 percent of Versar’s business, which is growing in new areas such as water quality, risk assessment, and natural resources management. Versar thus maintains extensive knowledge of regulatory trends and their impacts. Other Federal clients make up 4 percent of our business and include NASA, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments make up 12 percent of Versar’s business.

Competition

      Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, its competitors are larger and have greater financial resources. In the past few years, there has been major consolidation in the environmental services market. Versar has historically competed primarily on its scientific, technological, and engineering expertise as well as cost. As Versar’s business mix shifts more toward providing turnkey infrastructure and resources management support services, Versar will compete with more facility O&M and engineering/construction contractors on projects that lend themselves to competition based on innovation in approach, technology application, and project financing —areas where Versar’s senior management is skilled in packaging responses to new and different opportunities. In essence, the market is changing rapidly, and Versar is taking advantage of these changes to position itself for growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

Backlog

      As of June 30, 2000, total backlog for Versar, including unfunded government tasks and orders, is approximately $246 million, as compared to approximately $244 million as of June 30, 1999, an increase of 1 percent. Funded backlog for Versar is approximately $61 million, an increase of 49 percent compared to approximately $41 million as of June 30, 1999. Approximately $115 million of the contract backlog is not expected to be funded in fiscal year 2001. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

Employees

      At June 30, 2000, Versar has approximately 375 full-time employees, of which approximately seventy-nine percent are engineers, scientists, and other professionals. Sixty-seven percent of the Company’s professional employees have a bachelors degree, twenty-eight percent have a masters degree, and five percent have a doctorate degree.

Item 2. Properties

      The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 68,414 square feet in two buildings from Sarnia Corporation. The rent is subject to a two-percent escalation per year. Both lease streams are subject to adjustment on June 1, 2004, at which time the lease streams will be adjusted to the current fair value. This value will set the base rate of the lease streams in the year of adjustment. The adjusted lease stream is subject to the contracted escalation in future years.

      As of September 1, 2000, the Company had under lease an aggregate of approximately 213,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, and Williamsburg, VA; Tempe, AZ; Fair Oaks and Pleasant Hill, CA; Northglenn, CO; Miami, FL; Lombard, IL; Hopkins, MN; Columbia, Gaithersburg and Germantown, MD; Cary, NC; Oklahoma City, OK; Bristol, PA; San Antonio, TX; and American Fork, UT. These leases are generally for terms of five years or less.

      Versar believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs.

Item 3. Legal Proceedings

      Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The company believes that an ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2000.

EXECUTIVE OFFICERS

      The current executive officers of Versar, and their ages as of September 1, 2000, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Benjamin M. Rawls	59	Chairman

Theodore M. Prociv	52	President and Chief Executive Officer

Thomas S. Rooney	66	Executive Vice President and Chief Operating Officer

Robert L. Durfee	64	Executive Vice President, President, GEOMET Technologies, Inc.

Lawrence A. White	57	Executive Vice President, Corporate Development

Lawrence W. Sinnott	38	Senior Vice President, Chief Financial Officer and Treasurer

James C. Dobbs	55	Senior Vice President, General Counsel and Secretary

Gayaneh Contos	64	Senior Vice President

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

      Theodore M. Prociv, Ph.D., joined Versar as President on November 1, 1999 and was elected Chief Executive Officer on July 1, 2000. From September 1998 through November 1999, Dr. Prociv served first as the Deputy Assistant to the Secretary of Defense for Chemical and Biological Matters, and subsequently as the Deputy Assistant Secretary of Army for Chemical Demilitarization. Before joining the Department of Defense, Dr. Prociv was Corporate Vice President of Environmental Business at Science Applications International Corporation, (SAIC) 1993-1994, and served as the Vice President for Government Systems at Battelle Memorial Institute 1979-1993. He also served as an officer in the U.S. Army assigned to the U.S. Army Dugway Proving Grounds as a research chemist 1975-1979, and as an adjunct professor of Chemistry at the City University of New York, 1970-1975.

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

      Lawrence A. White, P.E., M.E.A., joined Versar in 1992 as Executive Vice President, Corporate Development. From 1990 to 1992, Mr. White was the Senior Vice President, Corporate Development for Dynamac Corporation in the firm’s marketing, sales, proposals, and client development areas and between 1983 and 1990 was Group Vice President of Roy F. Weston, Inc., where he managed major programs and served as principal consultant to numerous government and industrial clients.

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

      Gayaneh Contos, B.S., joined Versar in 1974, was elected Vice President in 1985 and Senior Vice President in 1989. Since 1980, she has been responsible for supervising the majority of the Company’s contracts with EPA.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock

      The Company’s common stock is traded on the American Stock Exchange (the “AMEX”), under the symbol VSR. At June 30, 2000, the Company has 858 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2000 and 1999 are presented below.

Fiscal Year		High	Low

2000	4th Quarter	$2.500	$1.750

	3rd Quarter	2.938	2.000

	2nd Quarter	2.875	1.813

	1st Quarter	3.063	2.250

Fiscal Year		High	Low

1999	4th Quarter	$2.688	$1.750

	3rd Quarter	2.813	1.625

	2nd Quarter	3.000	1.500

	1st Quarter	4.750	1.875

      No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the Company’s revolving line of credit, approval would be required from the Company’s primary bank for the payment of any dividends.

Item 6. Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with Versar’s Consolidated Financial Statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended June 30,

	2000	1999	1998	1997	1996

		(In thousands, except per share data)
Consolidated Statement of Operations related data:

Gross Revenue	$56,149	$58,886	$50,420	$44,935	$44,283

Net Service Revenue	37,787	38,721	34,895	31,696	31,919

Operating Income	728	2,072	378	1,266	872

Income from Continuing Operations	340	1,837	276	1,109	992

(Loss) Income from Discontinued Operations	—	—	(10,929)	147	—

Net Income (Loss)	340	1,837	(10,653)	1,256	992

Income per share from Continuing Operations - Diluted	$.05	$.29	$.05	$.21	$.19

(Loss) Income per share from Discontinued Operations - Basic and Diluted	—	—	(1.92)	.03	—

Net Income (Loss) per share - Diluted	$.05	$.29	$(1.87)	$.24	$.19

Weighted Average Shares Outstanding -

Diluted	6,487	6,283	5,695	5,286	5,248

Consolidated Balance Sheet related data:

Working Capital	$7,687	$8,403	$3,120	$9,140	$7,629

Current Ratio	1.92	1.90	1.23	2.21	2.14

Total Assets	21,387	22,687	21,795	21,870	16,979

Current Portion of Long-Term Debt	480	1,135	1,114	819	323

Long-Term Debt	—	—	688	1,437	2

Total Debt, excluding bank line of credit	480	1,135	1,802	2,256	325

Stockholders’ Equity	$6,402	$5,623	$2,891	$9,523	$7,776

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, the ability to perform work within budget or contractual limitations, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

      Versar’s gross revenue for fiscal year 2000 totaled $56,149,000, or $2,737,000 (4.6%) lower than gross revenue of $58,886,000 for fiscal year 1999. Gross revenue for fiscal year 1999 increased by $8,466,000 (16.8%) over that reported in fiscal year 1998. A majority of the decrease in gross revenues for fiscal year 2000 was attributable to reduced work with the Air Force in the Rocky Mountain region and a reduction in commercial work in the Midwest, Atlantic and Northeast operations. Approximately fifty percent of these reductions were offset by increased revenues in the Company’s GEOMET subsidiary, and the Pacific and ESM operations. These increases were due to the work performed under the STEPO, AFCEE RAC, and Philadelphia Corps. contracts, respectively. Gross revenue in fiscal year 1999 increased primarily in the Company’s Rocky Mountain operations in the support of the Air Force’s Armstrong contract and higher gross revenues in the Company’s GEOMET subsidiary in support of the STEPO suit production contract. As reflected on page 14, government revenue represented 72.1% of the total revenue in fiscal year 2000, compared to 62.9% in fiscal year 1999 and 55.8% in fiscal year 1998.

      Purchased services and materials for fiscal year 2000 totaled $18,362,000, or $1,803,000 (8.9%) lower than fiscal year 1999 purchased services. Purchased services for fiscal year 1999 increased by $4,460,000 (29.9%) over fiscal year 1998. The decrease in purchased services for fiscal year 2000 is attributable to the lower gross revenues in the Company’s Rocky Mountain and Northeast operations as mentioned above. The increase in fiscal year 1999 was due to higher subcontracted revenues in the Company’s Rocky Mountain and GEOMET subsidiaries as mentioned above.

      Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company. Net service revenues decreased in fiscal year 2000 due to the lower gross revenues as mentioned above.

      Direct costs of service and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to overhead. The percentage of these costs to net service revenue increased to 81.4% in fiscal year 2000 compared to 80.3% in fiscal year 1999 and 84.3% in fiscal year 1998. The increase in fiscal year 2000 is primarily due to project overruns and lower labor billability. The decrease in fiscal year 1999 was primarily due to improved labor billability.

      Selling, general and administrative expenses approximated 16.7% of the net service revenue in fiscal year 2000, compared to 14.3% in fiscal year 1999 and 13.7% in fiscal year 1998. The increase in fiscal year 2000 is attributable to higher levels of resources required in support of the STEPO contract as well as increased business development and proposal costs offset by cost reduction efforts that were implemented in fiscal year 1999. The slight increase in fiscal year 1999 was attributable to the start up of the STEPO contract as mentioned above.

      Operating income for fiscal year 2000 was $728,000, a decrease of $1,344,000 over fiscal year 1999. The decrease is primarily due to project overruns, lower labor billability and higher selling, general and administrative expenses. In fiscal year 1999, operating income increased by $1,694,000 compared to fiscal year 1998 due primarily to increased revenues and improved labor utilization.

      Interest expense during fiscal 2000 was $526,000, an increase of $5,000 from fiscal year 1999. The increase was attributable to higher interest rates in fiscal year 2000 on the Company’s line of credit as a result of the increased prime rate during the year. Interest expense increased in fiscal year 1999 by $270,000 compared to fiscal year 1998 primarily due to the disposition of Science Management Corporation and its subsidiaries (“SMC”) and the winding down of its operations in fiscal year 1999.

      Versar’s tax benefit for fiscal year 2000 was $138,000 compared to a benefit of $286,000 in fiscal year 1999. A substantial valuation allowance of approximately $3.4 million on deferred tax assets was set up at the end of fiscal year 1998 due to the losses from discontinued operations of SMC. The Company released $200,000 and $900,000 of the valuation allowance in fiscal years 2000 and 1999, respectively due to improved earnings of the Company. Refer to Note I of the Notes to Financial Statements.

      In fiscal year 1998, the Company recorded a loss from discontinued operations for the two segments acquired from SMC of $10,929,000, net of $379,000 tax benefit, including the write-off of goodwill of $5,064,000 associated with its acquisition and operating losses for a total of $7,876,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition of SMC. Part of the operating losses include unrecorded tax liabilities of approximately $807,000 ($500,000 net of tax) in which the Company is asserting that these obligations are not the obligation of the consolidated operations of Versar, yet because they have not been adjudicated, the liabilities have been recorded on the consolidated financial statements. As part of the accrued liabilities the Company reserved approximately $1,700,000 for operating losses in the phase out of the two segments. (Refer to Notes C and I of the Notes to Financial Statements for further information on the discontinuance of the engineering, design and construction services and management services segments of SMC and the related tax impact to the Company.)

      In summary, Versar’s net income was $340,000 in fiscal year 2000, compared to net income of $1,837,000 in fiscal year 1999 and a net loss of $10,653,000 in fiscal year 1998.

REVENUE

      Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended June 30,

	2000		1999		1998

		(In thousands, except for percentages)
Government EPA	$3,245	6%	$3,496	6%	$3,493	7%

State & Local	7,073	12%	7,247	12%	5,460	11%

Department of Defense	28,021	50%	24,973	42%	16,771	33%

Other	2,158	4%	1,316	3%	2,385	5%

Commercial	15,652	28%	21,854	37%	22,311	44%

Gross Revenue	$56,149	100%	$58,886	100%	$50,420	100%

Liquidity and Capital Resources

      The Company’s continuing operations generated $1,709,000 in cash in fiscal year 2000 of which $653,000 was used to invest in property, plant and equipment with the balance used to reduce debt. The increase in cash flow over fiscal year 1999 was used primarily to wind down SMC operations.

      During fiscal year 2000, the Company utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. In December 1999, the Company extended its existing line of credit for an additional 11 months. At June 30, 2000, the Company had $7,687,000 of working capital, compared to $8,403,000 in 1999. Working capital decreased primarily as a result of the reduction of long term liabilities.

      Versar’s line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $600,000 guarantee of Sarnia’s term loan by Versar and the outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (9.18% at June 30, 2000) or the prime rate. A commitment fee of one quarter of one percent (.25%) on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2000 was approximately $892,000. Advances under the line are due upon demand or on November 30, 2001. The loan has certain covenants related to maintenance of financial ratios. The Company was in compliance with the covenants as of June 30, 2000. As such, since the line of credit is greater than one year, it has been classified as long term on the balance sheet. Management believes that cash generated by operations and borrowings available from the bank line of credit and the extension of the line will be adequate to meet the working capital needs for fiscal year 2001.

      Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC (See Note B). Principal payment commenced on May 31, 1997 and were paid in full on April 30, 2000.

      Versar guarantees certain debt of Sarnia Corporation. Sarnia’s balance due on the term loan was $600,000 at June 30, 2000 and, accordingly, Versar reduced its reserve to $600,000 as of June 30, 2000. As the term loan is repaid, the reserve will be reduced and added to Versar’s equity.

Impact of Inflation

      Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segment

      Versar currently has three business segments: environmental services, energy conservation services, and industrial and public facility infrastructure services. Currently, the energy conservation and facility infrastructure services segments do not meet the segment reporting requirements. During fiscal year 2001, the growth in these segments may require the Company to provide financial disclosure.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data begin on page F-2 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item with respect to directors of the Company is to be contained in the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2000 fiscal year end and is incorporated herein by reference.

      Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

      For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s Employee Savings and Stock Ownership Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

      Information required by these items is incorporated herein by reference to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2000 fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) Financial Statements:

      The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

a)	Report of Independent Public Accountants

b)	Consolidated Balance Sheets as of June 30, 2000 and 1999

c)	Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999, and 1998

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2000, 1999, and 1998

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999, and 1998

f)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II —Valuation and Qualifying Accounts for the Years Ended June 30, 2000, 1999, and 1998

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 18 through 21 of this report.

(B) Reports on Form 8-K

      None.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A)

3.2	Bylaws of Versar, Inc.	(A)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.10	Incentive Stock Option Plan *.	(B)

10.11	Executive Tax and Investment Counseling Program.	(A)

10.12	Nonqualified Stock Option Plan *.	(B)

10.13	Employee Incentive Plan, as amended *.	(E)

10.17	Deferred Compensation Agreements dated as follows:

	July 1, 1988 between the Registrant and Gayaneh Contos	(F)

10.26	Executive Medical Plan dated August 21, 1991, effective July 1, 1991	(G)

10.40	Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified Stock Option Plan	(G)

10.41	Securities and Exchange Commission response dated September 23, 1991 to certain question regarding the Registrant’s Option Exchange Offer	(G)

10.47	Bankruptcy Court-approved Settlement Agreement and Mutual Release between Versar Architects and Engineers, Inc. and the City of Sterling, Colorado	(H)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I)

10.65	Information Statement for the Distribution to Shareholders of Versar, Inc., the Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation, dated June 30, 1994	(J)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of the Air Force	(K)

10.70	Agreement dated July 18, 1995 between the Registrant and the U.S. Air Force Human Systems Center	(M)

10.71	Agreement dated March 29, 1995 between the Registrant and the U.S. Army Norfolk Corps of Engineers	(M)

Page Number/
Item No.	Description	Reference

10.72	Agreement dated March 16, 1995 between the Registrant and the U.S. Army Baltimore

	Corps of Engineers	(M)

10.73	Agreement dated April 25, 1995 between the Registrant and the U.S. Army Philadelphia Corps of Engineers	(M)

10.74	Agreement dated August 10, 1995 between the Registrant and the Environmental Protection Agency	(M)

10.75	Agreement dated January 31, 1995 between GEOMET Technologies, Inc., a subsidiary of the Registrant and the U.S. Army Soldier Systems Command	(M)

10.76	Agreement dated July 13, 1995 between GEOMET Technologies, Inc., a subsidiary of the Registrant and the U.S. General Services Administration	(M)

10.83	Agreement and Plan of Merger dated July 29, 1997 between the Registrant and Science Management Corporation	(O)

10.84	Acquisition Promissory Note, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P)

10.85	Revolving Promissory Note, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.86	Financing and Security Agreement, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.87	Amendment to Financing and Security Agreement, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P)

10.88	The Greenwood Partnership Asset Acquisition Agreement	(Q)

10.89	Modification to NationsBank loan to increase to $5M	(Q)

10.90	AFCEE RAC Contract	(Q)

10.92	Employment Agreement dated January 30, 1999 between the Registrant and Thomas S. Rooney*	(R)

10.93	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and Lawrence W. Sinnott*	(R)

10.94	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and James C. Dobbs*	(R)

10.95	Financing and Security Agreement, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

Page Number/
Item No.	Description	Reference

10.96	Revolving Promissory Note, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

10.97	Revolving Promissory Note, dated December 20, 1999, between the Registrant and Bank of America, N.A.	24-38

10.98	Employment Agreement dated November 1, 1999 between Registrant and Benjamin M. Rawls*.	39-58

10.99	Employment Agreement dated November 1, 1999 between Registrant and Theodore M. Prociv*.	59-78

22	Subsidiaries of the Registrant	(Q)

27	Financial Data Schedules

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(F)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1989 (“1st Quarter FY 1990 Form 10-Q”).

(G)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1991 (“FY 1991 Form 10-K”) filed with the Commission on October 15, 1991.

(H)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1992 (“FY 1992 Form 10-K”) filed with the Commission on September 28, 1992.

(I)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1993 (“FY 1993 Form 10-K”) filed with the Commission on September 22, 1993.

(J)	Incorporated by reference Sarnia Corporation Information Statement for distribution to shareholders of Versar, Inc. of the outstanding shares of its wholly-owned subsidiary, Sarnia Corporation, dated June 30, 1994.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(L)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K/A”) filed with the Commission on May 31, 1995.

(M)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1995 (“FY 1995 Form 10-K”) filed with the Commission on September 28, 1995.

(N)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1996 (“FY 1996 Form 10-K”) filed with the Commission on September 24, 1996.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(P)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1997 (“FY 1997 Form 10-K”) filed with the Commission on September 29, 1997.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (“FY1998 Form 10-K”) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC. ______________________________
(Registrant)

Date:	September 15, 2000	/S/ Benjamin M. Rawls ______________________________ Benjamin M. Rawls Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Benjamin M. Rawls	Chairman and Director	September 15, 2000
Benjamin M. Rawls

/S/ Theodore M. Prociv	Chief Executive Officer, President, and	September 15, 2000
Theodore M. Prociv	Director

/S/ Robert L. Durfee	Executive Vice President and	September 15, 2000
Robert L. Durfee	Director

/S/ Lawrence W. Sinnott	Vice President, Chief Financial	September 15, 2000
Lawrence W. Sinnott	Officer, Treasurer, and Principal Accounting Officer

/S/ Michael Markels, Jr.	Chairman Emeritus and Director	September 15, 2000
Michael Markels, Jr.

/S/ Thomas J. Shields	Director	September 15, 2000
Thomas J. Shields

/S/ Constantine G. Caras	Director	September 15, 2000
Constantine G. Caras

/S/ Pat H. Moore	Director	September 15, 2000
Pat H. Moore

/S/ Charles I. Judkins, Jr.	Director	September 15, 2000
Charles I. Judkins, Jr.

/S/ M. Lee Rice	Director	September 15, 2000
M. Lee Rice

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. and its subsidiaries (a Delaware corporation) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ Arthur Andersen LLP ____________________________ Arthur Andersen LLP

Vienna, VA
September 8, 2000

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30,

	2000	1999

ASSETS

Current assets Cash and cash equivalents	$55	$58

Accounts receivable, net	13,920	15,939

Prepaid expenses and other current assets	1,561	1,125

Deferred income taxes	536	599

Total current assets	16,072	17,721

Property and equipment, net	2,461	2,466

Deferred income taxes	1,481	1,280

Goodwill	922	996

Other assets	451	224

Total assets	$21,387	$22,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities Accounts payable	$3,629	$4,290

Current portion of long-term debt	480	1,135

Accrued salaries and vacation	2,528	2,180

Liabilities of discontinued operations, net	114	98

Other liabilities	1,634	1,615

Total current liabilities	8,385	9,318

Bank line of credit	3,713	4,108

Other long-term liabilities	1,480	1,931

Liabilities of discontinued operations, net	807	807

Reserve on guarantee of real estate debt	600	900

Total liabilities	14,985	17,064

Commitments and contingencies	—	—

Stockholders’ equity Common stock, $.01 par value; 30,000,000 shares authorized; 6,410,824 shares and 6,336,758 shares issued at June 30, 2000 and 1999, respectively; 6,395,824 shares and 6,336,758 shares outstanding at June 30, 2000 and 1999, respectively.	64	63

Capital in excess of par value	18,223	18,051

Accumulated deficit	(11,851)	(12,491)

Treasury stock	(34)	—

Total stockholders’ equity	6,402	5,623

Total liabilities and stockholders’ equity	$21,387	$22,687

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended June 30,

	2000	1999	1998

GROSS REVENUE	$56,149	$58,886	$50,420

Purchased services and materials, at cost	18,362	20,165	15,525

NET SERVICE REVENUE	37,787	38,721	34,895

Direct costs of services and overhead	30,742	31,107	29,418

Selling, general and administrative expenses	6,317	5,542	4,769

Special charge	—	—	330

OPERATING INCOME	728	2,072	378

OTHER EXPENSE

Interest expense	526	521	251

Income tax benefit	(138)	(286)	(149)

INCOME FROM CONTINUING OPERATIONS	340	1,837	276

DISCONTINUED OPERATIONS

Loss from discontinued operations (net of tax benefit of $397 at June 30, 1998)	—	—	(7,876)

Loss on disposal of discontinued operations, including provision of $1,700 for operating losses during phase out period (less applicable income taxes of $0)	—	—	(3,053)

LOSS FROM DISCONTINUED

OPERATIONS	—	—	(10,929)

NET INCOME (LOSS)	$340	$1,837	$(10,653)

INCOME PER SHARE FROM CONTINUING

OPERATIONS –BASIC	$.05	$.30	$.05

INCOME PER SHARE FROM CONTINUING

OPERATIONS –DILUTED	$.05	$.29	$.05

LOSS PER SHARE FROM DISCONTINUED

OPERATIONS –BASIC AND DILUTED	$—	$—	$(1.92)

NET INCOME (LOSS) PER SHARE –BASIC	$.05	$.30	$(1.87)

NET INCOME (LOSS) PER SHARE –DILUTED	$.05	$.29	$(1.87)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING –BASIC	6,400	6,190	5,695

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING –DILUTED	6,487	6,283	5,695

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended June 30, 2000, 1999, and 1998

						Total
	Number		Capital in	Accumu-		Stock-
	of	Common	Excess of	lated	Treasury	holders'
	Shares	Stock	Par Value	Deficit	Stock	Equity

Balance, June 30, 1997	5,152	$52	$13,788	$(4,317)	$—	$9,523

Exercise of stock options	71	—	206	—	—	206

Common stock issued for acquisitions	773	8	3,061	—	—	3,069

Common stock issued to ESSOP	76	1	403	—	—	404

Decrease in guarantee of Sarnia debt	—	—	—	300	—	300

Tax benefit of exercised options	—	—	—	42	—	42

Net loss	—	—	—	(10,653)	—	(10,653)

Balance, June 30, 1998	6,072	61	17,458	(14,628)	—	2,891

Exercise of stock options	5	—	13	—	—	13

Common stock issued to ESSOP	260	2	580	—	—	582

Decrease in guarantee of Sarnia debt	—	—	—	300	—	300

Net income	—	—	—	1,837	—	1,837

Balance, June 30, 1999	6,337	63	18,051	(12,491)	—	5,623

Exercise of stock options	5	—	9	—	—	9

Common stock issued to ESSOP	69	1	163	—	—	164

Decrease in guarantee of Sarnia debt	—	—	—	300	—	300

Treasury stock	—	—	—	—	(34)	(34)

Net income	—	—	—	340	—	340

Balance, June 30, 2000	6,411	$64	$18,223	$(11,851)	$(34)	$6,402

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,

	2000	1999	1998

Cash flows from operating activities Net income (loss)	$340	$1,837	$(10,653)

Adjustments to reconcile net income (loss) to net cash provided by continuing operations Loss from discontinued operations	—	—	10,929

Depreciation and amortization	748	725	731

Goodwill write-off	—	—	55

(Gain) Loss on sale of property and equipment	1	39	80

Provision for doubtful accounts receivable	231	92	269

Common stock issued to ESSOP	164	582	404

Deferred tax benefit	(138)	(286)	(287)

Subtotal	1,346	2,989	1,528

Changes in assets and liabilities Decrease (increase) in accounts receivable	1,788	(1,400)	(2,244)

(Increase) decrease in prepaids and other assets	(680)	165	(716)

(Decrease) Increase in accounts payable	(661)	987	420

Increase in accrued salaries and vacation	348	685	8

(Decrease) increase in other liabilities	(432)	(1,046)	1,595

Net cash provided by continuing operations	1,709	2,380	591

Changes in net assets/liabilities of discontinued operations	16	(1,806)	(2,258)

Net cash provided by (used in) operating activities	1,725	574	(1,667)

Cash flows from investing activities Purchases of property and equipment	(653)	(378)	(482)

Cash used by discontinued operations	—	—	(77)

Acquisition of businesses	—	—	(940)

Net cash used in investing activities	(653)	(378)	(1,499)

Cash flows from financing activities Net (payment) borrowings on bank line of credit	(395)	444	3,390

Principal payments on long-term debt	(1,135)	(667)	(520)

Borrowings on long-term debt	480	—	—

Notes payable for leases	—	—	66

Purchase of treasury stock	(34)	—	—

Proceeds from issuance of common stock	9	13	206

Net cash (used in) provided by financing activities	(1,075)	(210)	3,142

Net decrease in cash	(3)	(14)	(24)

Cash at the beginning of the year	58	72	96

Cash at the end of the year	$55	$58	$72

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. In September 1998, the Company decided to discontinue its management services and engineering, design and construction services businesses, which are classified as discontinued operations. Both of these businesses were acquired in the acquisition of Science Management Corporation (“SMC”) in May 1997 (see Note B). In fiscal year 2000, the Company restated the financial statements for fiscal year 1998 in the Company’s fiscal year 1999 10K/A. The restatement was made due to unrecorded payroll and state tax liabilities in the discontinued operations of SMC McEver, Inc. Refer to the 10K/A for fiscal year 1999 for further details. The Company’s remaining business segments are environmental, health and safety services, energy conservation services and facility and public infrastructure services. The energy conservation and facility and public infrastructure segments are collectively less than 10% of the consolidated revenues, operating profit and identifiable assets and therefore separate segment reporting is not required. Both segments are expected to grow and may become separate reportable segments in fiscal year 2001.

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

      Contract accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. It is the Company’s policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

      Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

      Intangible assets: On April 29, 1996, Versar purchased for 30,000 common shares the assets of ValuAdd. The purchase resulted in the Company recording goodwill of $97,500, which was being amortized over a five-year period. In fiscal year 1998, the Company recorded a special charge of $330,000 to write off receivables and remaining goodwill of approximately $55,000 for the ValuAdd operations. The Company’s decision to shut down the ValuAdd operations was a result of significant business shortfalls in the ValuAdd operations.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of Science Management Corporation (“SMC”) for cash. Versar had selected a period of 15 years for amortization of the goodwill, which was determined to be reasonable based on the mature businesses of SMC.

      On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued 533,433 shares of Versar’s common stock to SMC stockholders and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares and transaction costs increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by approximately $2,898,000.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, in the fourth quarter of fiscal year 1998, the Company determined that the projected future cash flows over the next 14 years, based on current information, would not be sufficient to offset the goodwill amortization related to the SMC acquisition. The Company further determined that the goodwill was fully impaired and, accordingly, wrote off the entire balance of $5,064,000 of goodwill resulting from the SMC acquisition. This write-off is included in the loss from discontinued operations on the accompanying consolidated statements of operations.

      On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, Ltd. (“Versar Greenwood” or “VGI”). The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of Versar Greenwood.

      Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to overhead.

      Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities.

      Net income (loss) per share: The Company presents basic earnings per share and diluted earnings per share. Diluted earnings per share assumes exercise of dilutive stock options using the treasury stock method.

      The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended June 30,

	2000	1999	1998

		(In thousands)
Weighted average number of shares outstanding - basic	6,400	6,190	5,695

Effect of assumed exercise of options	87	93	—

Weighted average number of shares outstanding - diluted	6,487	6,283	5,695

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, providing for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $1,046,000 and $1,052,000 at June 30, 2000 and 1999, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $431,000 and $292,000 at June 30, 2000 and 1999, respectively.

      Cash and Cash Equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

      Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE B ACQUISITIONS

      On May 2, 1997, Versar acquired 53.5% of the outstanding common stock and all outstanding preferred stock of SMC for $2,870,000 in cash. The acquisition was financed by a three-year $2,000,000 term note at a prime rate of interest plus 1/2% (9% at June 30, 1998) from NationsBank, N.A. The remaining portion of $870,000 was paid with current working capital. This transaction was accounted for under the purchase method of accounting. On October 22, 1997, the shareholders of SMC approved the Agreement and Plan of Merger between Versar and SMC, and SMC was merged into a wholly-owned subsidiary of Versar effective October 23, 1997. In connection with the merger, Versar issued 533,433 shares of Versar’s common stock to SMC stockholders other than Versar, and SMC became a wholly-owned subsidiary of Versar. The issuance of the 533,433 shares increased goodwill and equity of Versar during the second quarter of fiscal year 1998 by $2,898,000. SMC represented the engineering, design and construction services and management services segments of the Company in fiscal year 1997. The entire balance of the goodwill was written off in fiscal year 1998 and the SMC businesses are presented as discontinued operations in fiscal year 1998.

      On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, Ltd. As a part of the acquisition, the Company increased its current line of credit by $2,000,000 and retired existing debt of Versar Greenwood of approximately $672,000, paid $300,000 in cash, recorded an additional note payable to Versar Greenwood stockholders of $450,000 payable over 4 years, and issued 228,572 shares of common stock. The transaction was accounted for as a purchase of assets and goodwill recorded as part of the transaction was approximately $1.1 million. The assets of Versar Greenwood are now included as collateral as part of the Company’s line of credit. The Greenwood operation became part of Versar’s energy conservation segment.

NOTE C DISCONTINUED OPERATIONS

      As a result of poor performance following its acquisition of SMC, the Company decided to discontinue the operations of its management services and engineering, design and construction services segments (acquired from SMC), which provided services to the commercial and the petrochemical industries. The engineering, design and construction services segment was severely impacted by the recent downturn in the petrochemical industry and the winding down of a $20 million construction project, which reduced its sales volume by over 80%. Such a downturn could not be reasonably anticipated as several pending projects were put on hold or cancelled because the reduced oil

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prices did not make it economically feasible for the projects. The management services segment of SMC also suffered from the loss of three large contracts, which represented 75% of the sales volume. SMC’s sales for fiscal year 1998 were $33,283,000 and $3,582,000 for the two months of fiscal year 1997.

      In October 1998, the management services segment was sold to the remaining SMC principals in exchange for the release of certain employment obligations. In November 1998, the engineering, design and construction segment’s fixed assets were sold to an unrelated third party for book value. All other remaining assets and liabilities were retained by the Company.

      In conjunction with the decision to discontinue these businesses, the Company recorded a loss from discontinued operations of $10,929,000, net of $397,000 tax benefit, due to the write-off of goodwill associated with its acquisition and operating losses of $7,876,000 (net of tax) and accrued reserves of $3,053,000 to finalize the disposition. As part of the accrued reserves, the Company reserved approximately $1,700,000 for operating losses during the phase out period.

NOTE D ASSET DISPOSITIONS

      Sarnia Corporation (“Sarnia”), formerly Versar Virginia, Inc., a former wholly-owned real estate subsidiary of Versar, was spun-off to Versar stockholders on June 30, 1994. Sarnia was established in 1982 to own and operate Versar Center, the headquarters buildings of Versar in Springfield, Virginia. On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of Sarnia (the “Distribution”). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The spin-off, although a divestiture for legal and tax purposes, was not accounted for as a divestiture for accounting purposes until January 1996, because the spin-off did not relieve Versar of the risks of ownership due to Versar’s guarantee of Sarnia’s $12,400,000 debt at June 30, 1994.

      On January 25, 1996, Sarnia obtained new financing which reduced Versar’s guarantee of Sarnia’s indebtedness from $12,400,000 to $1,500,000. Sarnia has paid down the debt that Versar has guaranteed to $600,000 at June 30, 2000, and accordingly, Versar’s current reserve is $600,000 against the guarantee. After the second quarter of fiscal year 1996, Versar no longer includes the results of operations and financial position of Sarnia in the consolidated financial statements.

NOTE E ACCOUNTS RECEIVABLE

	June 30,

	2000	1999

	(In thousands)
Billed receivables U.S. Government	$4,818	$3,534

Commercial	3,588	7,134

Unbilled receivables U.S. Government	4,579	3,391

Commercial	1,483	2,489

	14,468	16,548

Allowance for doubtful accounts	(548)	(609)

	$13,920	$15,939

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that the June 30, 2000 unbilled receivables will be substantially billed and collected in fiscal year 2001.

NOTE F PROPERTY AND EQUIPMENT

	Estimated
	Useful Life
	in Years	June 30,

		2000	1999

		(In thousands)
Furniture and fixtures	5	$1,278	$1,499

Equipment	3 to 10	5,382	5,538

Leasehold improvements	Life of lease	1,896	2,105

		8,556	9,142

Accumulated depreciation and amortization		(6,095)	(6,676)

		$2,461	$2,466

      Depreciation and amortization of property and equipment included as expense in the accompanying Consolidated Statements of Operations was $674,000, $652,000, and $681,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

      Maintenance and repair expenses approximated $312,412, $322,000, and $279,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

NOTE G DEBT

	June 30,

	2000	1999

	(In thousands)
Bank line of credit, NationsBank, N.A	$3,713	4,108

Acquisition promissory note	—	688

Other	480	447

Total debt	4,193	5,243

Current portion of long-term debt	(480)	(1,135)

Long-term debt	$3,713	$4,108

      Versar’s line of credit provides for advances up to $6,500,000 based on qualifying receivables less the $600,000 guarantee of Sarnia’s term loan by Versar and any outstanding acquisition loan balance. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (9.18% at June 30, 2000). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2000 was approximately $892,000. The Company was in compliance with its financial covenants at June 30, 2000. In December 1999, the Company extended its line of credit until November 2001.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The loan has certain covenants related to maintenance of financial ratios. Advances under the line are due upon demand or on November 30, 2001. Management believes that cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2001.

      Versar obtained a $2,000,000 promissory note from NationsBank on April 30, 1997 for the acquisition of SMC (See Note B). The interest on the note is based on prime rate plus one half of one percent (.50%) per annum. Principal payments commenced on May 31, 1997 and were paid in full on April 30, 2000.

      Versar guarantees certain debt of Sarnia Corporation. Sarnia’s balance due on the term loan was $600,000 at June 30, 2000 and accordingly, Versar reduced its reserve to $600,000 as of June 30, 2000. As the term loan is repaid, the reserve will be reduced and added to Versar’s equity.

      The revolving bank line of credit amount outstanding based on average daily balances outstanding for the revolving bank line of credit for the years ended June 30, 2000, 1999, and 1998, approximated $4,180,000, $4,906,000 and $2,126,000, respectively, and the weighted average interest rates for such periods were 8.50%, 8.00%, and 8.19%, respectively. The maximum amount outstanding approximated $6,086,500, $6,125,600, and $4,449,700 during fiscal years 2000, 1999, and 1998, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

      Interest payments were $414,000, $533,000, and $339,000 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

NOTE H STOCK OPTIONS

      In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (“the 1996 Plan”) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (“the 1992 Plan”), the 1982 Incentive Stock Option Plan (“the 1982 Plan”), and a Non-Qualified Option Plan adopted on April 30, 1987 (“the 1987 Plan”). Options have been granted from these plans to purchase the Company’s common stock.

      At June 30, 2000, options to purchase an aggregate of approximately 1,591,000 shares of common stock were outstanding under the 1996, 1992 and 1982 Plans at per share exercise prices ranging from $1.750 to $5.375, and options to purchase an aggregate of approximately 299,000 shares were outstanding under the Non-Qualified Stock Option Plan at per share exercise prices ranging from $2.375 to $4.750.

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

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Options under the Stock Option 1982, 1992, and 1996 Plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)
Outstanding at June 30, 1997	924	$2.375	to	$3.940	$2,853

Granted	326	3.375	to	5.375	1,466

Exercised	(61)	2.375	to	3.940	(176)

Cancelled	(19)	2.375	to	3.940	(61)

Outstanding at June 30, 1998	1,170	$2.375	to	$5.375	$4,082

Granted	394	1.750	to	3.063	730

Exercised	(5)	2.375	to	2.688	(13)

Cancelled	(154)	1.750	to	4.500	(527)

Outstanding at June 30, 1999	1,405	$1.750	to	$5.375	$4,272

Granted	271	2.375	to	2.813	650

Exercised	(5)	1.750	to	1.750	(9)

Cancelled	(80)	1.750	to	4.500	(234)

Outstanding at June 30, 2000	1,591	$1.750	to	$5.375	$4,679

      At June 30, 2000, 1999, and 1998, options of 1,066,144, 859,000 and 685,000 shares were exercisable under the 1982, 1992 and 1996 Plans.

      Participants in the Non-Qualified Stock Option Plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised or have expired without exercise.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Options under the 1987 Non-Qualified Plan are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)
Outstanding at June 30, 1997	369	$2.375	to	$3.563	$1,063

Granted	—	—		—	—

Cancelled	(15)	3.125	to	3.125	(47)

Exercised	(10)	3.125	to	3.125	(31)

Outstanding at June 30, 1998	344	$2.375	to	$3.563	$985

Granted	10	4.750	to	4.750	48

Cancelled	(50)	3.125	to	3.125	(156)

Exercised	—	—		—	—

Outstanding at June 30, 1999	304	$2.375	to	$4.750	$877

Granted	—	—		—	—

Cancelled	(5)	2.437	to	3.563	(15)

Exercised	—	—		—	—

Outstanding at June 30, 2000	299	$2.375	to	$4.750	$862

      Non-Qualified stock options of 298,835, 261,000, and 250,000 shares were exercisable at June 30, 2000, 1999, and 1998, respectively.

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

		2000	1999	1998

			(In thousands, except
			per share data)
Net Income (Loss):	As Reported	$340	$1,837	$(10,653)

	Pro Forma	185	1,761	(10,824)

Net Income (Loss) Per Share - Basic:	As Reported	$.05	$.30	$(1.87)

	Pro Forma	.03	.28	(1.90)

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

      The weighted average fair value of options granted was $1.22, $0.97 and $2.05 during 2000, 1999 and 1998, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999: expected volatility of 49%, 53% and 47% for 2000, 1999 and 1998, respectively; risk-free interest rate of 6.18%, 5.67% and 5.00% for 2000, 1999 and 1998, respectively; and expected lives of five years after the grant date.

NOTE I INCOME TAXES

      The benefit for income taxes applicable to income from continuing operations consists of the following:

	Years Ended June 30,

	2000	1999	1998

		(In thousands)
Currently payable Federal	$—	$—	$95

State	—	—	43

Deferred Federal	(188)	(407)	(287)

State	50	121	—

	$(138)	$(286)	$(149)

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	June 30,	June 30,
	2000	1999

Deferred Tax Assets:

Employee benefits	$658	$776

Bad debt reserves	209	230

All other reserves	36	74

Discontinued operations reserves	316	338

Alternative minimum tax credits	117	132

Net operating losses	1,800	1,415

Net operating losses of purchased business	1,000	1,000

State tax net operating losses	258	262

Depreciation	107	42

Other	15	68

Total Deferred Tax Assets	4,516	4,337

Deferred Tax Liabilities:

Other	—	(3)

Total Deferred Tax Liabilities	—	(3)

Net Deferred Tax Assets	4,516	4,334

Valuation Allowance	(2,499)	(2,455)

Net Deferred Tax Asset	$2,017	$1,879

      Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 2000, the Company had $117,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance until the probability of realization of these assets becomes more certain.

      SMC has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 2001 through 2011. Due to the substantial changes in SMC’s ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the 11 remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The tax benefit was composed of the following:

	Years Ended June 30,

	2000	1999	1998

		(In thousands)
Expected provision at federal statutory rate	$55	$527	$43

Change in valuation allowance	(200)	(900)	(300)

State income tax, net of federal benefit	33	80	28

Permanent items	5	27	66

Other	(31)	(20)	14

	$(138)	(286)	$(149)

      Income taxes paid for the years ended June 30, 2000, 1999, and 1998 were $91,000, $ 69,000, and $414,000, respectively.

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

      Contributions to the ESOP are made at the discretion of the Company in the form of the Company’s stock or cash, which is invested by the plan’s Trustees in the Company’s stock. No contributions were made in fiscal years 2000, 1999, and 1998, respectively.

      The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee’s contribution up to 4% of the employee’s salary. This contribution may be in the Company’s stock or cash. All Company matching contributions were made in stock and approximated $164,000, $629,000, and $514,000, for fiscal years 2000, 1999, and 1998, respectively.

      All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

      GEOMET Technologies, Inc. (“GEOMET”), a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. There were no contributions made in fiscal years 2000 and 1999. In fiscal year 1998, contributions approximated $25,000. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K COMMITMENTS AND CONTINGENCIES

      Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 1997 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

      The Company leases approximately 213,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount

(In thousands)
2001	2,945

2002	2,597

2003	2,288

2004	1,947

2005	1,914

2006 and thereafter	8,781

$20,472

      Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,625,000, $2,561,000 and $2,663,000, for 2000, 1999 and 1998, respectively.

      Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company’s consolidated financial position and results of operations.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L CUSTOMER INFORMATION

      A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended June 30,

	2000	1999	1998

		(In thousands)
U.S. Department of Defense	$28,021	$24,973	$16,771

U.S. Environmental Protection Agency	3,245	3,496	3,493

Other U.S. Government Agencies	2,158	1,316	2,385

Total U.S. Government	$33,424	$29,785	$22,649

      The Company’s largest contract with the U.S. Air Force generated revenues of approximately $5,502,533, $7,756,000 and $10,513,000 in fiscal years 2000, 1999 and 1998, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for fiscal years 2000 and 1999 is as follows (in thousands, except per share amounts):

	Fiscal Year 2000				Fiscal Year 1999

Quarter ending	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Gross Revenue	$15,460	$12,955	$13,758	$13,976	$15,015	$13,593	$15,479	$14,799

Net Service Revenue	10,117	9,159	9,145	9,366	9,660	9,605	9,414	10,042

Operating income (loss)	209	(186)	225	480	356	574	486	656

Net income (loss)	$71	$(185)	$274	$180	$639	$257	$601	$340

Net income (loss) per share - diluted	$.01	$(.03)	$.04	$.03	$.10	$.04	$.10	$.06

Weighted average number of shares outstanding - diluted	6,465	6,405	6,471	6,511	6,361	6,296	6,117	6,178

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR

ALLOWANCE FOR DOUBTFUL
ACCOUNTS
1998	589,539	268,485	(242,194)	615,830
1999	615,830	92,257	(99,540)	608,547
2000	608,547	230,869	(291,012)	548,404