Form 10-Q
period 2000-09-30
VERSAR INC
filed 2000-11-13
CIK 803647

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period
Ended September 30, 2000                     Commission File Number 1-9309
     -------------------                                            ------

                                VERSAR, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            DELAWARE                                 54-0852979
-----------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. EmployerIdentification No.)
 incorporation or organization)

       6850 Versar Center
      Springfield, Virginia                             22151
-----------------------------------     ---------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code       (703) 750-3000
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

                                 Yes  X   No
                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class of Common Stock      Outstanding at October 30, 2000
             ---------------------      -------------------------------
                $ .01 par value                6,475,052 shares

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            September 30, 2000 and June 30, 2000.                          3

            Consolidated Statements of Operations for the
            Three-Month Periods Ended September 30, 2000 and 1999.         4

            Consolidated Statements of Cash Flows
            for the Three-Month Periods Ended
            September 30, 2000 and 1999.                                   5

            Notes to Consolidated Financial Statements                   6-8

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations            9-11


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                             11

   ITEM 6 - Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                12

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)

                                                September 30,    June 30,
                                                    2000           2000
                                                -------------  -------------
ASSETS                                           (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . .   $         74   $         55
    Accounts receivable, net. . . . . . . . .         17,040         13,920
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . . . .          1,490          1,561
    Deferred income taxes . . . . . . . . . .            536            536
                                                -------------  -------------
          Total current assets. . . . . . . .         19,140         16,072

  Property and equipment, net . . . . . . . .          2,644          2,461
  Deferred income taxes . . . . . . . . . . .          1,358          1,481
  Goodwill. . . . . . . . . . . . . . . . . .            904            922
  Other assets. . . . . . . . . . . . . . . .            257            451
                                                -------------  -------------
          Total assets. . . . . . . . . . . .   $     24,303   $     21,387
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . .   $      6,183   $      3,629
    Current portion of long-term debt . . . .            339            480
    Accrued salaries and vacation . . . . . .          2,195          2,528
    Liabilities of discontinued operations. .            114            114
    Other liabilities . . . . . . . . . . . .          1,681          1,634
                                                -------------  -------------
          Total current liabilities . . . . .         10,512          8,385

  Bank line of credit . . . . . . . . . . . .          4,324          3,713
  Other long-term liabilities . . . . . . . .          1,388          1,480
  Liabilities of discontinued operations. . .            807            807
  Reserve on guarantee of real estate debt. .            525            600
                                                -------------  -------------
          Total liabilities . . . . . . . . .         17,556         14,985
                                                -------------  -------------

Stockholders' equity
  Common stock, $.01 par value; 30,000,000
   shares authorized; 6,475,052 shares and
   6,410,824 shares issued at September 30,
   and June 30, 2000, respectively; 6,370,603
   shares and 6,395,824 shares outstanding at
   September 30, and June 30, 2000,
   respectively . . . . . . . . . . . . . . .             65             64
  Capital in excess of par value. . . . . . .         18,359         18,223
  Accumulated deficit . . . . . . . . . . . .        (11,517)       (11,851)
  Treasury stock. . . . . . . . . . . . . . .           (160)           (34)
                                                -------------  -------------
          Total stockholders' equity. . . . .          6,747          6,402
                                                -------------  -------------

          Total liabilities and stockholders'
           equity . . . . . . . . . . . . . .   $     24,303   $     21,387
                                                =============  =============


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
               (Unaudited - in thousands, except per share amounts)


                                                    For the Three-Month
                                                Periods Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------

GROSS REVENUE . . . . . . . . . . . . . . . .   $    16,175    $    13,976
Purchased services and materials, at cost . .         6,492          4,610
                                                ------------   ------------

NET SERVICE REVENUE . . . . . . . . . . . . .         9,683          9,366
Direct costs of services and overhead . . . .         7,681          7,279
Selling, general and administrative expenses.         1,461          1,607
                                                ------------   ------------

OPERATING INCOME. . . . . . . . . . . . . . .           541            480

OTHER EXPENSE
Interest expense. . . . . . . . . . . . . . .           109            180

Income tax expense. . . . . . . . . . . . . .           173            120
                                                ------------   ------------

NET INCOME. . . . . . . . . . . . . . . . . .   $       259    $       180
                                                ============   ============

NET INCOME PER SHARE - BASIC AND DILUTED. . .   $       .04    $       .03
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC . . . . . . . . . . . . .         6,456          6,380
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - DILUTED . . . . . . . . . . . .         6,482          6,511
                                                ============   ============


              The accompanying notes are an integral part of
                  these consolidated financial statements.

                        VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)

                                                    For the Three-Month
                                                Periods Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . .  $       259    $       180

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization. . . . . . .          190            182
    Provision for doubtful accounts
     receivable. . . . . . . . . . . . . . . .           30            (71)
    Common stock issued to ESSOP . . . . . . .           11            147
    Deferred tax . . . . . . . . . . . . . . .          123            120
                                                ------------   ------------
          Subtotal . . . . . . . . . . . . . .          613            558

  Changes in assets and liabilities
    (Increase) decrease in accounts
      receivable . . . . . . . . . . . . . . .       (3,150)           801
    Decrease in prepaids and other assets. . .           88             31
    Increase (decrease) in accounts payable. .        2,554         (1,143)
    (Decrease) increase accrued salaries
      and vacation . . . . . . . . . . . . . .         (333)           372
    Decrease in other liabilities. . . . . . .          (45)          (936)
                                                ------------   ------------
          Net cash used in continuing
            operations . . . . . . . . . . . .         (273)          (317)
  Changes in net assets/liabilities of
    discontinued operations. . . . . . . . . .          ---             (6)
                                                ------------   ------------
          Net cash used in operating
            activities . . . . . . . . . . . .         (273)          (323)
                                                ------------   ------------

Cash flows from investing activities
  Purchase of property and equipment . . . . .         (178)          (110)
                                                ------------   ------------

Cash flows from financing activities
  Net borrowings on bank line of credit. . . .          611            786
  Principal payments on long-term debt . . . .         (141)          (361)
  Proceeds from issuance of the Company's
    common stock . . . . . . . . . . . . . . .          ---              5
                                                ------------   ------------
          Net cash provided by financing
            activities . . . . . . . . . . . .          470            430
                                                ------------   ------------

Net increase (decrease) in cash. . . . . . . .           19             (3)
Cash at the beginning of the period. . . . . .           55             58
                                                ------------   ------------
Cash at the end of the period. . . . . . . . .  $        74    $        55
                                                ============   ============

Supplementary disclosure of cash flow
  information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . .  $        74    $       117
    Income taxes . . . . . . . . . . . . . . .           26              9


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2000 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2000, and the results of operations for the three-month periods ended September 30, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                      VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)


(D)  Income Taxes

     At June 30, 2000, the Company had $4.5 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards.
Due to the Company's history of operating losses, a valuation allowance of approximately $2.5 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Net Income Per Share

     Basic net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic net income per share to the weighted average number of shares outstanding for diluted net income per share.

                                                     For the Three-Month
                                                 Periods Ended September 30,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------

Weighted average common shares
  outstanding - basic . . . . . . . . . . . .      6,455,995      6,379,959

Assumed exercise of options (treasury
  stock method) . . . . . . . . . . . . . . .         26,198        131,109
                                                 ------------   ------------
                                                   6,482,193      6,511,068
                                                 ============   ============

(G)  Common Stock

     In fiscal year 2000, Versar issued approximately 69,066 shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1999 and 2000. In the first quarter of fiscal year 2001, 64,228 shares were issued to the employee benefit plans for contributions for the second quarter of fiscal year 2000.

                       VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

     (H)  Business Segments

	The Company's business segments are Environmental Services, Architecture/ Engineering, Defense and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The information technology segment currently is not large enough to become a reportable segment.

     The Company evaluates and measures the performance of its business segments based on net sales and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

     Summary financial information for each of the Company's segments follows:

                                             For the Three-Month
                                         Periods Ended September 30,
                                         ---------------------------
                                               (In thousands)

                                      Net Sales            Operating Income
                               ---------------------    ---------------------
                                 2000         1999        2000         1999
                               ---------   ---------    ---------   ---------

Environmental Services            5,939       6,033        1,234       1,380
Architecture/Engineering          2,296       2,008          387         305
Defense                           1,448       1,325          381         402
                               ---------   ---------    ---------   ---------
                                  9,683       9,366        2,002       2,087
                               =========   =========    =========   =========


                                             Identifiable Assets
                                             -------------------
                                                (In thousands)
                                     September 30, 2000      June 30, 2000
                                     ------------------      -------------

Environmental Services                     10,925                9,208
Architecture/Engineering                    4,940                4,170
Defense                                     3,307                2,295
Corporate and other                         5,131                5,714
                                         ----------           ----------
                                           24,303               21,387
                                         ==========           ==========

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 2001 and 2000
------------------------------------------------------

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

     Versar's gross revenue for the first quarter of fiscal year 2001 increased by $2,199,000 (16%) compared to gross revenue for the comparable period of fiscal year 2000. The increase is primarily due to higher construction work of over $3,500,000 for the Air Force in the Company's Pacific and Northeast operations. This increase was in part offset by the winding down of a large delivery order for the Air Force in the Company's Rocky Mountain operations.

     Purchased services and materials for the first quarter of fiscal year 2001 increased by $1,882,000 (41%) compared to comparable costs for fiscal year 2000. The increase is due to higher subcontracted costs associated with the increase of gross revenue as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 3% compared to the first quarter of fiscal year 2000. The increase is attributable to the increase in gross revenues as mentioned above as well as improved operating performance in the Company's Environmental operations during the first quarter of fiscal year 2001.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 79% in the first quarter of fiscal year 2001 compared to 78% in the first quarter of fiscal year 2000. The increase is primarily the result of lower margins associated with the increase in construction work being performed by the Company.

     Selling, general and administrative expenses approximated 15% of net service revenue in the first quarter of fiscal year 2001 compared to 17% in the first quarter of fiscal year 2000. The decrease is primarily due to a reduction in marketing activities as compared to the first quarter of fiscal year 2000. The Company anticipates that its marketing activities will be much higher in the second quarter as a significant number of large proposals will be prepared in the second quarter of fiscal year 2001.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Operating income for the first quarter of fiscal year 2001 was $541,000, an increase of $61,000 (13%) compared to the first quarter of fiscal year 2000. The increase is attributable to the higher gross revenues and lower selling, general and administrative expenses as mentioned above.

     Interest expense during the first quarter of fiscal year 2001 decreased by $71,000 compared to interest expense for the comparable period of the previous fiscal year. The decrease is primarily due to the payment of the Company's term debt by the end of fiscal year 2000. The Company anticipates that utilization of the line of credit will increase in the second quarter of fiscal year 2001 due to cash flow delays caused by the Company's financial system conversion. Such increases are expected to be corrected by the end of second quarter of fiscal year 2001.

     Income tax expense during the first quarter of fiscal year 2001 increased by $53,000 compared to the comparable period of the previous fiscal year. The increase is the result of higher taxable income for the quarter. The effective tax rate for the Company is 40% for the first quarters of fiscal years 2001 and 2000. The Company continues to carry a tax valuation allowance of approximately $2.5 million against the deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net income for the first quarter of fiscal year 2001 was $259,000 compared to $180,000 in the first quarter of fiscal year 2000. The increase is due to the higher gross revenues and lower selling, general and administrative expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 2000 approximated $8,628,000 or $941,000 (12%) higher than June 30, 2000. The increase is primarily due a higher balance on the Company's line of credit and improved financial performance. In addition, the Company's current ratio at September 30, 2000 was 1.82, compared to 1.92 reported for the year ended June 30, 2000.

     Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables and unbilled receivables less the $525,000 guarantee on Sarnia's term loan by Versar and any outstanding acquisition loan balance. Interest is based on the lower of the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points ( 9.12% at September 30, 2000). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 2000 was approximately $1,678,000. The Company was in compliance with its financial covenants at September 30, 2000. Advances under the line of credit are due upon demand or on November 30, 2001. Management believes that the cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2001.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $525,000 at September 30, 2000 and accordingly, Versar reduced its reserve to $525,000 as of September 30, 2000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Approximately $250,000 will be required for capital expenditures during the remainder of fiscal year 2001 primarily for upgrading existing computer hardware and systems. The Company plans to utilize funds generated from operations to fund such capital expenditures during the fiscal year.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments
-----------------

     During fiscal year 2001, the Company has shifted and reallocated its operations into four business segments, which will require segment reporting in fiscal year 2001. The four segments are Environment, Defense, Architecture/ Engineering, and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The information technology segment currently is not large enough to become a reportable segment.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

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



                                                 VERSAR, INC.
                                      ---------------------------------
                                                 (Registrant)






                                      By:  /S/ Theodore M. Prociv
                                         ------------------------------
                                         Theodore M. Prociv
                                         Chief Executive Officer, President,
                                         and Director



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




Date:  November 10, 2000