Form 10-Q
period 2000-12-31
VERSAR INC
filed 2001-02-09
CIK 803647

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2000  Commission File Number 1-9309
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

         Class of Common Stock       Outstanding at January 31, 2000
         ---------------------       -------------------------------
            $ .01 par value                  6,475,052 shares

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
           December 31, 2000 and June 30, 2000.                             3

           Consolidated Statements of Operations for the
           Three-Month and Six-Month Periods Ended
           December 31, 2000 and 1999.                                      4

           Consolidated Statements of Cash Flows
           for the Six-Month Periods Ended
           December 31, 2000 and 1999.                                      5

           Notes to Consolidated Financial Statements                     6-9

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations             10-13


PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                               13

  ITEM 4 - Submission of Matters to a Vote of Stockholders              13-14

  ITEM 6 - Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 15

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)

                                                  December 31,    June 30,
                                                      2000          2000
                                                  ------------  ------------
ASSETS                                            (Unaudited)
  Current assets
    Cash and cash equivalents . . . . . . . . .   $        74   $        55
    Accounts receivable, net. . . . . . . . . .        16,902        13,920
    Prepaid expenses and other current assets .         1,455         1,561
    Deferred income taxes . . . . . . . . . . .           536           536
                                                  ------------  ------------
      Total current assets. . . . . . . . . . .        18,967        16,072

  Property and equipment, net . . . . . . . . .         2,556         2,461
  Deferred income taxes . . . . . . . . . . . .         1,191         1,481
  Goodwill. . . . . . . . . . . . . . . . . . .           886           922
  Other assets. . . . . . . . . . . . . . . . .           245           451
                                                  ------------  ------------
      Total assets. . . . . . . . . . . . . . .   $    23,845   $    21,387
                                                  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . . . . . . .   $     5,814   $     3,629
    Current portion of long-term debt . . . . .           197           480
    Accrued salaries and vacation . . . . . . .         2,052         2,528
    Liabilities of discontinued operations. . .           114           114
    Other liabilities . . . . . . . . . . . . .         1,360         1,634
                                                  ------------  ------------
      Total current liabilities . . . . . . . .         9,537         8,385

  Bank line of credit . . . . . . . . . . . . .         4,585         3,713
  Other long-term liabilities . . . . . . . . .         1,361         1,480
  Liabilities of discontinued operations. . . .           807           807
  Reserve on guarantee of real estate debt. . .           450           600
                                                  ------------  ------------
      Total liabilities . . . . . . . . . . . .        16,740        14,985
                                                  ------------  ------------
  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 6,475,052 shares and
     6,410,824 shares issued at December 31,
     and June 30, 2000, respectively; 6,401,703
     shares and 6,395,824 shares outstanding at
     December 31, and June 30, 2000,
     respectively . . . . . . . . . . . . . . .            65            64
   Capital in excess of par value . . . . . . .        18,359        18,223
   Accumulated deficit. . . . . . . . . . . . .       (11,181)      (11,851)
   Treasury stock . . . . . . . . . . . . . . .          (138)          (34)
                                                  ------------  ------------
      Total stockholders' equity. . . . . . . .         7,105         6,402
                                                  ------------  ------------

        Total liabilities and stockholders'
         equity . . . . . . . . . . . . . . . .   $    23,845   $    21,387
                                                  ============  ============



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            (Unaudited - in thousands, except per share amounts)


                             For the Three-Month      For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                              2000          1999         2000          1999
                          ------------  ------------ ------------  ------------

GROSS REVENUE . . . . .   $    17,745   $    13,758  $    33,920   $    27,734
Purchased services and
 materials, at costs. .         7,486         4,613       13,978         9,223
                          ------------  ------------ ------------  ------------

NET SERVICE REVENUE . .        10,259         9,145       19,942        18,511
Direct costs of services
 and overhead . . . . .         8,160         7,437       15,841        14,716
Selling, general and
 administrative
 expenses . . . . . . .         1,536         1,483        2,997         3,090
                          ------------  ------------ ------------  ------------

OPERATING INCOME. . . .           563           225        1,104           705

OTHER EXPENSE
Interest expense. . . .           135           101          244           281

Income tax expense
 (benefit). . . . . . .           167          (150)         340           (30)
                          ------------  ------------ ------------  ------------

NET INCOME. . . . . . .   $       261   $       274  $       520   $       454
                          ============  ============ ============  ============

NET INCOME PER SHARE -
 BASIC AND DILUTED. . .   $      0.04   $      0.04  $      0.08   $      0.07
                          ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC. . . . . . . .         6,475         6,402        6,466         6,391
                          ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - DILUTED. . . . . . .         6,486         6,471        6,483         6,500
                          ============  ============ ============  ============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (Unaudited - in thousands)

                                                        For the Six-Month
                                                    Periods Ended December 31,
                                                    --------------------------
                                                        2000         1999
                                                    ------------  ------------

Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . . . .   $       520   $       454

 Adjustments to reconcile net income to
  net cash used in operating activities
   Depreciation and amortization. . . . . . . . .           368           370
   Provision for doubtful accounts receivable . .            94           (35)
   Common stock issued to ESSOP . . . . . . . . .           137           147
   Deferred tax . . . . . . . . . . . . . . . . .           290           (30)

 Changes in assets and liabilities
   (Increase) decrease in accounts receivable . .        (3,076)        2,332
   Decrease in prepaids and other assets. . . . .           204            88
   Increase (decrease) in accounts payable. . . .         2,185        (1,177)
   (Decrease) increase accrued salaries
     and vacation . . . . . . . . . . . . . . . .          (476)          140
   Decrease in other liabilities. . . . . . . . .          (393)         (698)
                                                    ------------  ------------
     Net cash used in continuing operations . . .          (147)        1,591
 Changes in net assets/liabilities of
  discontinued operations . . . . . . . . . . . .           ---             9
                                                    ------------  ------------
     Net cash (used in)/provided by operating
      activities. . . . . . . . . . . . . . . . .          (147)        1,600
                                                    ------------  ------------

Cash flows from investing activities
  Purchase of property and equipment. . . . . . .          (319)         (384)
                                                    ------------  ------------

Cash flows from financing activities
  Net borrowings on bank line of credit . . . . .           872          (508)
  Principal payments on long-term debt. . . . . .          (283)         (663)
  Proceeds from issuance of the Company's
    common stock. . . . . . . . . . . . . . . . .           ---             5
  Purchase of treasury stock. . . . . . . . . . .          (104)          (55)
                                                    ------------  -------------
     Net cash provided by/(used in) financing
       activities . . . . . . . . . . . . . . . .           485        (1,221)
                                                    ------------  ------------

Net increase (decrease) in cash . . . . . . . . .            19            (5)
Cash at the beginning of the period . . . . . . .            55            58
                                                    ------------  ------------
Cash at the end of the period . . . . . . . . . .   $        74   $        53
                                                    ============  ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . . .   $       186   $       226
    Income taxes. . . . . . . . . . . . . . . . .            46            48


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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2000, and the results of operations for the six-month periods ended December 31, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                            For the Three-Month          For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------
                              2000         1999          2000          1999
                         ------------  ------------  ------------  ------------

Weighted average common
 shares outstanding
 - basic . . . . . . . .   6,475,052     6,402,048     6,465,524     6,391,003

Assumed exercise of
 options (treasury
 stock method) . . . . .      11,142        68,794        17,053       108,621
                         ------------  ------------  ------------  ------------
                           6,486,194     6,470,842     6,482,577     6,499,624
                         ============  ============  ============  ============
(G)  Common Stock

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

                      VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

(H)  Treasury Stock

     During the first six months of fiscal year 2001, the Company purchased 355,800 shares of treasury stock from the open market for an aggregate purchase price of approximately $755,000. These shares were held as treasury stock and were later re-issued to the Employee Savings and Stock Ownership Plan as the Company's 401(k) match. At December 31, 2000, 73,349 shares of treasury stock were outstanding. The Company plans to either continue purchasing stock in the open market for the Company's 401(k) plan matching contribution or contribute cash in lieu of issuing new equity for employee benefit plans.

(I)  Business Segments

     The Company's business segments are Environmental Services, Architecture/ Engineering, Defense and Information Technology.
The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The Information Technology segment currently is not large enough to be treated as a reportable segment.

     The Company evaluates and measures the performance of its business segments based on net sales and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

     Summary financial information for each of the Company's segments follows:

                                                   Net Sales
                                                   ---------
                                                (In thousands)

                          For the Three-Month            For the Six-Month
                       Periods Ended December 31,    Periods Ended December 31,
                       --------------------------    --------------------------
                           2000          1999            2000          1999
                       ------------  ------------    ------------  ------------

Environmental
  Services             $     6,478   $     5,745     $    12,419   $    11,778
Architecture/
 Engineering                 2,133         1,956           4,428         3,963
Defense                      1,648         1,444           3,095         2,770
                       ------------  ------------    ------------  ------------
                       $    10,259   $     9,145     $    19,942   $    18,511
                       ============  ============    ============  ============

                     VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

                                           Operating Income
                                           ----------------
                                            (In thousands)

                            For the Three-Month          For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------
                              2000         1999          2000          1999
                         ------------  ------------  ------------  ------------
Environmental Services   $     1,389   $     1,096   $     2,622   $     2,475
Architecture/
 Engineering                     117           195           505           501
Defense                          593           417           974           819
                         ------------  ------------  ------------  ------------
                               2,099         1,708         4,101         3,795
                         ------------  ------------  ------------  ------------

Selling, general and
 administrative expenses      (1,536)       (1,483)       (2,997)       (3,090)
                         ------------  ------------  ------------  ------------
                         $       563   $       225   $     1,104   $       705
                         ============  ============  ============  ============




                                           Identifiable Assets
                                           -------------------
                                             (In thousands)

                                 December 31, 2000       June 30, 2000
                                 -----------------       -------------

Environmental Services           $         10,071        $      9,208
Architecture/Engineering                    5,403               4,170
Defense                                     4,265               2,295
Corporate and other                         4,106               5,714
                                 -----------------       -------------
                                 $         23,845        $     21,387
                                 =================       =============

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

Second Quarter Comparison for Fiscal Year 2001 and 2000
-------------------------------------------------------

     Versar's gross revenue for the second quarter of fiscal year 2001 increased by $3,987,000 (29%) compared to gross revenue for the comparable period of fiscal year 2000. Fifty percent of the increase is due to an increase in construction work in the Company's Environmental Services segment. The balance of the increase is a result of increased Environmental Protection Agency work in the Company's Environmental Services segment and increased suit production under the STEPO contract in the Company's Defense segment.

     Purchased services and materials for the second quarter of fiscal year 2001 increased by $2,873,000 (62%) compared to comparable costs for the second quarter of fiscal year 2000. The increase is due to higher subcontracted costs associated with the increase in construction work and suit production mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 12% for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000. The increase is attributable to the increases in gross revenues in the Company's Environmental and Defense segments mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 79% in the second quarter of fiscal year 2001 compared to 81% in the second quarter of fiscal year 2000. The decrease is primarily due to improved labor utilization during the second quarter of fiscal year 2001.

     Selling, general and administrative expenses approximated 15% of net service revenue for the second quarter of fiscal year 2001 compared to 16% in the first quarter of fiscal year 2000. The decrease is attributable to the 12% increase in net service revenue in relation to a 4% increase in selling, general and administrative expenses during the second quarter of fiscal year 2001. The 4% increase was due to increased business development activities for a number of large proposals during the second quarter of fiscal year 2001.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Operating income for the second quarter of fiscal year 2001 was $563,000, an increase of $338,000 (150%) compared to the second quarter of fiscal year 2000. The increase is attributable to the higher net service revenues and improved labor utilization mentioned above.

     Interest expense during the second quarter of fiscal year 2001 increased by $34,000 compared to the comparable period of the previous fiscal year. The increase is the result of increased utilization of the Company's line of credit due to cash flow delays caused by the Company's financial system conversion and higher gross revenue volume. The Company expects that such increases will be reduced during the third quarter of fiscal year 2001.

     Income tax expense during the second quarter of fiscal year 2001 increased by $317,000 compared to comparable period of the previous fiscal year. The increase is the result of higher taxable income during the second quarter of fiscal year 2001 and the reversal of the Company's tax valuation allowance of $200,000 in the second quarter of fiscal year 2000. The Company continues to carry a tax valuation allowance of approximately $2.5 million against the deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net income for the second quarter of fiscal year
2001 was $261,000 compared to $274,000 in the second quarter of fiscal year 2000. The decrease is due to the higher income tax expense mentioned above.

Six Months Comparison of Fiscal Years 2001 and 2000
---------------------------------------------------

     Versar's gross revenue for the first six months of fiscal year 2001 increased by $6,186,000 (22%) compared to gross revenue for the comparable period of fiscal year 2000. Seventy-five percent of the increase is attributable to increased construction work in the Company's Environmental Services segment. The balance of the increase was due to increased suit production in the Company's Defense segment and increased Environmental Protection Agency work in the Company's Environmental Services segment. The increase was in part offset by the winding down of a large delivery order for the Air Force in the Company's Environmental Services segment.

     Purchased services and materials for the first six months of fiscal year 2001 increased by $4,755,000 (52%) compared to
comparable costs for fiscal year 2000.   The increase is due to
the higher subcontracted efforts associated with the increased work requirements mentioned above.

     Net service revenue for the first six months of fiscal year
2001 increased by 8% compared to the first six months of fiscal year 2000. The increase is attributable to the increase in gross revenues as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue for the first six months of fiscal year 2001 was 79%, which was at approximately the same level as for the first six months of fiscal year 2000.

     Selling, general and administrative expenses approximated 15% of net service revenue for the first six months of fiscal year 2001 compared to 17% for the first six months of fiscal year
2000.   The decrease is primarily due to the 8% increase in net
service revenue during the first six months of fiscal year 2001 and a 3% decrease in selling, general and administrative expenses during the first six months of fiscal year 2001 compared to such costs of the previous fiscal year. The Company anticipates that its increase in business development activities in the second quarter of fiscal year 2001 will carry over into the third quarter of fiscal year 2001 due to delays in the government procurement process.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Operating income for the first six months of fiscal year 2001 was $1,104,000, an increase of $399,000 (57%) compared to the first six months of fiscal year 2000. The increase is attributable to the increase in gross revenues mentioned above.

     Interest expense for the first six months of fiscal year 2001 decreased by $37,000 compared to the same period of the previous fiscal year. The decrease is attributable to the payment of the Company's term debt by the end of fiscal year 2000, which was in part offset by increased utilization of the Company's line of credit.

     Income tax expense for the first six months of fiscal year 2001 increased by $370,000 compared to the same period of the previous fiscal year. The increase is attributable to the higher taxable income in fiscal year 2001 and the reversal of $200,000 of the Company's tax valuation allowance in fiscal year 2000.

     Versar's net income for the first six months of fiscal year 2001 was $520,000 compared to $454,000 for the first six months of fiscal year 2000. The increase is due to the higher gross revenues, which were in part offset by the increase in income tax expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     That Company's working capital at December 31, 2000 approximated $9,430,000 or $1,743,000 (23%) higher than at June 30, 2000. The increase is primarily due to increased borrowing under the Company's long term line of credit and improved financial performance. In addition, the Company's current ratio at December 31, 2000 was 1.99, compared to 1.92 reported for the year ended June 30, 2000.

     Versar's line of credit with the Bank of America provides for advances up to $6,500,000 based on qualifying receivables less the $450,000 guarantee on Sarnia's term loan by Versar and any outstanding acquisition loan balance. Interest is based on the lower of the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (9.06% at December 31, 2000). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at December 31, 2000 was approximately $1,273,000. The Company was in compliance with its financial covenants at December 31, 2000. Advances under the line of credit are due upon demand or on November 30, 2002. Management believes that the cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2001.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $450,000 at December 31, 2000 and, accordingly, Versar reduced its reserve to $450,000 as of December 31, 2000. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business Segments
-----------------

     During fiscal year 2001, the Company has shifted and reallocated its operations into four business segments, which will require segment reporting in fiscal year 2001. The four segments are Environmental Services, Defense, Architecture/Engineering, and Information Technology. The Environmental Services segment provides a full range of services including remediation/ corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/ Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The Information Technology segment currently is not large enough to be treated as a reportable segment.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On January 26, 2001, TAMS Consultants, Inc., a subcontractor to Versar on one of its largest government contracts which is now coming to an end, filed an action in the U.S. District Court for the Eastern District of Virginia, entitled TAMS Consultant, Inc. v. Versar, Inc. Case No: CA 01-114A. TAMS claims breach of contract and fraudulent inducement alleging Versar failed to provide an agreed upon percentage of work. TAMS also claims damages in excess of $5 million. The Company is in the process of reviewing the complaint and gathering the necessary facts to further evaluate the claim. The Company expects to vigorously defend this action.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that an ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 29, 2000. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
              The nomination of the following persons to serve as directors of the Company was approved as indicated below:

                                                     Vote        Withheld
                                                      for        Authority
                                                   ---------     ---------
              Benjamin M. Rawls                    4,925,483       194,215
              Michael Markels, Jr.                 4,952,874       166,824
              Robert L. Durfee                     5,015,612       104,086
              Thomas J. Shields                    4,955,555       164,143
              Theodore M. Prociv                   5,020,988        98,710
              Pat H. Moore                         4,970,765       148,933
              James L. Gallager                    4,917,186       202,512
              Amoretta M. Hoeber                   4,969,725       149,973
              Fernando V. Galaviz                  4,969,726       149,972

     (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 2001. The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                       For              Against         Abstain
                    ---------          ---------       ---------

                    5,088,947             20,897           9,854


Item 6 - Exhibits and Reports on Form 8-K

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





                                                 VERSAR, INC.
                                             --------------------
                                                 (Registrant)






                                          By: /S/ Theodore M. Prociv
                                             -------------------------
                                             Theodore M. Prociv
                                             Chief Executive Officer,
                                             President, and Director



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



Date:  February 9, 2001