Form 10-Q
period 2001-03-31
VERSAR INC
filed 2001-05-11
CIK 803647

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended           Commission File Number
        March 31, 2001                            1-9309
        --------------                            ------

                            VERSAR, INC.
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                      54-0852979
--------------------------------  -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                22151
--------------------------------  -----------------------------------
(Address of principal executive            (Zip Code)
 offices)

Registrant's telephone number, including area code (703) 750-3000
                                                   --------------

                            Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class of Common Stock   Outstanding at May 1, 2001
           ---------------------   --------------------------
                 1 par value            6,475,052 shares

                            INDEX TO FORM 10-Q

                                                             PAGE
                                                             ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - Financial Statements

             Consolidated Balance Sheets as of
             March 31, 2001 and June 30, 2000.                  3

             Consolidated Statements of Operations for the
             Three-Month and Nine-Month Periods Ended
             March 31, 2001 and 2000.                           4

             Consolidated Statements of Cash Flows
             for the Nine-Month Periods Ended
             March 31, 2001 and 2000.                           5

             Notes to Consolidated Financial Statements      6-10

    ITEM 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     11-14


PART II - OTHER INFORMATION

    ITEM 1 - Legal Proceedings                              14-15

    ITEM 6 - Exhibits and Reports on Form 8-K                  15

SIGNATURES                                                     16

                       VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In thousands)

                                             March 31,     June 30,
                                               2001          2000
                                           ------------  ------------
ASSETS                                      (Unaudited)
  Current assets
    Cash and cash equivalents . . . .      $        53   $        55
    Accounts receivable, net. . . . .           15,024        13,920
    Prepaid expenses and other
      current assets. . . . . . . . .            1,542         1,561
    Deferred income taxes . . . . . .              536           536
                                           ------------  ------------
        Total current assets. . . . .           17,155        16,072

  Property and equipment, net . . . .            2,565         2,461
  Deferred income taxes . . . . . . .            1,136         1,481
  Goodwill. . . . . . . . . . . . . .              867           922
  Other assets. . . . . . . . . . . .              227           451
                                           ------------  ------------
        Total assets. . . . . . . . .      $    21,950   $    21,387
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . .      $     4,115   $     3,629
    Current portion of long-term
      debt. . . . . . . . . . . . . .              260           480
    Accrued salaries and vacation . .            1,746         2,528
    Liabilities of discontinued
      operations. . . . . . . . . . .              114           114
    Other liabilities . . . . . . . .            1,810         1,634
                                           ------------  ------------
        Total current liabilities . .            8,045         8,385

  Bank line of credit . . . . . . . .            4,101         3,713
  Other long-term liabilities . . . .            1,290         1,480
  Liabilities of discontinued
    operations. . . . . . . . . . . .              807           807
  Reserve on guarantee of real
    estate debt . . . . . . . . . . .              375           600
                                           ------------  ------------
        Total liabilities . . . . . .           14,618        14,985
                                           ------------  ------------

  Stockholders' equity. . . . . . . .
    Common stock, $.01 par value;
     30,000,000 shares authorized;
     6,475,052 shares and 6,410,824
     shares issued at March 31, 2001
     and June 30, 2000, respectively;
     6,445,544 shares and 6,395,824 shares
     outstanding at March 31, 2001 and
     June 30, 2000, respectively. . . .              65            64
    Capital in excess of par value. . .          18,359        18,223
    Accumulated deficit . . . . . . . .         (11,036)      (11,851)
    Treasury stock. . . . . . . . . . .             (56)          (34)
                                            ------------  ------------
        Total stockholders' equity. . .           7,332         6,402
                                            ------------  ------------

         Total liabilities and
           stockholders' equity . . . .     $    21,950   $    21,387
                                            ============  ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
             (Unaudited - in thousands, except per share amounts)

                        For the Three-Month      For the Nine-Month
                      Periods Ended March 31,  Periods Ended March 31,
                      -----------------------  -----------------------
                         2001         2000        2001         2000
                      ----------   ----------  ----------   ----------

GROSS REVENUE . . . . $  16,789    $  12,955   $  50,709    $  40,689
Purchased services
 and materials,
 at costs . . . . . .     6,842        3,796      20,820       13,019
                      ----------   ----------  ----------   ----------

NET SERVICE REVENUE .     9,947        9,159      29,889       27,670
Direct costs of
 services and
 overhead . . . . . .     8,124        7,771      23,965       22,487
Selling, general and
  administrative
  expenses. . . . . .     1,582        1,574       4,579        4,665
                      ----------   ----------  ----------   ----------
OPERATING INCOME
 (LOSS) . . . . . . .       241         (186)      1,345          518

OTHER EXPENSE
Interest expense. . .       116          123         360          404
Income tax expense
 (benefit). . . . . .        55         (124)        395         (154)
                      ----------   ----------  ----------   ----------


NET INCOME (LOSS) . . $      70    $    (185)  $     590    $     268
                      ==========   ==========  ==========   ==========

NET INCOME (LOSS)
 PER SHARE - BASIC. . $    0.01    $   (0.03)  $    0.09    $    0.04
                      ==========   ==========  ==========   ==========

NET INCOME (LOSS)
 PER SHARE - DILUTED. $    0.01    $   (0.03)  $    0.09    $    0.04
                      ==========   ==========  ==========   ==========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING - BASIC.     6,475        6,405       6,469        6,396
                      ==========   ==========  ==========   ==========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING
 - DILUTED. . . . . .     6,518        6,405       6,493        6,507
                      ==========   ==========  ==========   ==========


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                               For the Nine-Month
                                             Periods Ended March 31,
                                             ------------------------
                                                 2001        2000
                                             -----------  -----------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . .   $      590   $      268

  Adjustments to reconcile net income to
    net cash provided by operating
    activities
      Depreciation and amortization. . . .          563          564
      Provision for doubtful accounts
       receivable. . . . . . . . . . . . .          127           60
      Common stock issued to ESSOP . . . .          137          164
      Deferred income taxes. . . . . . . .          345         (154)

Changes in assets and liabilities
  (Increase) decrease in accounts
    receivable . . . . . . . . . . . . . .       (1,231)       3,324
  Decrease (increase) in prepaids and other
    assets . . . . . . . . . . . . . . . .          136         (754)
  Increase (decrease) in accounts payable.          486       (1,186)
  (Decrease) increase in accrued salaries
    and vacation . . . . . . . . . . . . .         (782)         473
  Decrease in other liabilities. . . . . .          (14)        (822)
                                             -----------  -----------
        Net cash provided by continuing
          operations . . . . . . . . . . .          357        1,937
Changes in net assets/liabilities of
  discontinued operations. . . . . . . . .          ---           16
                                             -----------  -----------
        Net cash provided by operating
          activities . . . . . . . . . . .          357        1,953
                                             -----------  -----------

Cash flows from investing activities
  Purchase of property and equipment . . .         (505)        (598)
                                             -----------  -----------

Cash flows from financing activities
  Net borrowings (payments) on bank line
    of credit. . . . . . . . . . . . . . .          388       (1,063)
  Principal payments on long-term debt . .         (220)        (306)
  Proceeds from issuance of the Company's
    common stock . . . . . . . . . . . . .          ---            9
  Purchase of treasury stock . . . . . . .          (22)         ---
                                             -----------  -----------
        Net cash provided by/(used in)
          financing activities . . . . . .          146       (1,360)
                                             -----------  -----------
Net decrease in cash and cash equivalents.           (2)          (5)
Cash at the beginning of the period. . . .           55           58
                                             -----------  -----------
Cash at the end of the period. . . . . . .   $       53   $       53
                                             ===========  ===========

Supplementary disclosure of cash flow
  information:
    Cash paid during the period for
      Interest . . . . . . . . . . . . . .   $      301   $      332
      Income taxes . . . . . . . . . . . .           75           76


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

        The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2001, and the results of operations for the nine-month periods ended
March 31, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)     Contract Accounting

        Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billabe loss is considered probable and is reasonably determinable in amount.

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

        On January 26, 2001, TAMS Consultants, Inc., a subcontractor to Versar on one of its largest government contracts (which is now substantially completed), filed an action in the U.S.
District Court for the Eastern District of Virginia, entitled
TAMS Consultant, Inc. v. Versar, Inc. Case No. CA 01-114A. TAMS claimed breach of contract and fraudulent inducement alleging
Versar failed to provide an agreed upon percentage of work to TAMS. TAMS also claimed monetary damages in excess of $5 million.

        Versar filed a Motion to Dismiss which was denied. At the same time, however, the Court granted TAMS the right to file an Amended Complaint which TAMS did, dropping the fraudulent inducement claim.

        For the past five weeks the parties have engaged in discovery and on May 2, 2001 jointly produced documents. The parties have agreed to met to discuss the possibility of mediation or some other method to resolve this matter.

        The case is still in the early stages of discovery and the Company is vigorously defending the claim. After consulting with its legal counsel, the Company is in the process of evaluating the claim and is not yet able to assess the effect of an adverse determination of the case on the Company's consolidated financial condition and results of operations.

         On March 19, 2001, Versar instituted a lawsuit against Roy
O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court fo the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ
Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claim breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr.
Ball and several defendants have moved to dismiss the action or, in the alternative, transfer the action to the U.S. District
Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract, breach of warranty and asked for a declaratory judgement on a number of the previously stated claims. Both cases are in the early pleading stages. Nevertheless, based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

                     VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(F)     Net Income Per Share

        Basic net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic net income per share to the weighted average number of shares outstanding for diluted net income per share.


                         For the Three-Month     For the Nine-Month
                       Periods Ended March 31, Periods Ended March 31,
                       ----------------------- -----------------------
                           2001       2000         2001       2000
                       ----------   ---------- ----------   ----------
Weighted average
  common shares
  outstanding
  - basic . . . . . .  6,475,052    6,405,279  6,468,700    6,395,774

Assumed exercise of
  options (treasury
  stock method) . . .     42,810          ---     24,736      111,095
                       ----------   ---------- ----------   ----------

Weighted average common
  shares outstanding
  - diluted . . . . .  6,517,862    6,405,279  6,493,436    6,506,869
                       ==========   ========== ==========   ==========

(G)    Common Stock

       In fiscal year 2000, Versar issued 69,066 new shares to various employee benefit plans as part of the Company's contribution to employee benefits for fiscal years 1999 and 2000. In the first quarter of fiscal year 2001, 64,228 shares were issued to the employee benefit plans for contributions for the second quarter of fiscal year 2000.

(H)    Treasury Stock

       During the first nine months of fiscal year 2001, the Company purchased 461,800 shares of treasury stock from the open market for an aggregate purchase price of approximately $936,000. These shares were held as treasury stock and were later re-issued to the Employee Savings and Stock Ownership Plan as the Company's 401(k) match. At March 31,2001, 29,508 shares of treasury stock were outstanding. The Company plans to either continue purchasing stock in the open market for the Company's 401(k) plan matching contribution or contribute cash in lieu of issuing new equity for employee benefit plans.

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

                       VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

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

     Summary financial information for each of the Company's segments follows:

                                   Net Service Revenue
                                   -------------------
                                      (In thousands)

                        For the Three-Month      For the Nine-Month
                      Periods Ended March 31, Periods Ended March 31,
                      ----------------------- -----------------------
                          2001       2000          2001       2000
                      ----------   ---------- ----------   ----------

Environmental
  Services            $   5,837    $   5,829  $  18,256    $  17,607
Architecture/
  Engineering             2,328        1,915      6,756        5,878
Defense                   1,782        1,415      4,877        4,185
                      ----------   ---------- ----------   ----------
                      $   9,947    $   9,159  $  29,889    $  27,670
                      ==========   ========== ==========   ==========


                                     Operating Income
                                     ----------------
                                      (In thousands)

                        For the Three-Month      For the Nine-Month
                      Periods Ended March 31,  Periods Ended March 31,
                      -----------------------  -----------------------
                          2001       2000          2001       2000
                      ----------   ----------  ----------   ----------

Environmental
  Services            $     816    $     876   $   3,438    $   3,351
Architecture/
  Engineering               327           80         832          581
Defense                     680          432       1,654        1,251
                      ----------   ----------  ----------   ----------
                          1,823        1,388       5,924        5,183
                      ----------   ----------  ----------   ----------

Selling, general
 and administrative
 expenses                (1,582)      (1,574)     (4,579)      (4,665)
                      ----------   ----------  ----------   ----------
                      $     241    $    (186)  $   1,345    $     518
                      ==========   ==========  ==========   ==========

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


                                        Identifiable Assets
                                        -------------------
                                          (In thousands)

                                   March 31, 2001    June 30, 2000
                                   --------------    -------------

Environmental Services             $       9,489     $      9,208
Architecture/Engineering                   5,252            4,170
Defense                                    3,149            2,295
Corporate and other                        4,060            5,714
                                   --------------    -------------
                                   $      21,950     $     21,387
                                   ==============    =============

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

Third Quarter Comparison for Fiscal Year 2001 and 2000
------------------------------------------------------

     Versar's gross revenue for the third quarter of fiscal year 2001 increased by $3,834,000 (30%) compared to gross revenue for the comparable period of fiscal year 2000. All business segments experienced increases in excess of 20%. The Defense segment had an increase of approximately 40% resulting from performance of the Company's STEPO suit production contract. The Environmental Services segment increased by approximately 40% primarily as a result of the Company's construction work for the Air Force and work for the Environmental Protection Agency. The balance of the increase was in the Company's Architecture/Engineering segment as a result of its work at Ft. Monmouth.

     Purchased services and materials for the third quarter of fiscal year 2001 increased by $3,046,000 (80%) compared to comparable costs for the third quarter of fiscal year 2000. The increase is due to higher subcontracted costs associated with the increase in construction work and the suit production as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 9% for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. The increase is attributable to the increases in gross revenue in the Company's Defense and Architecture/Engineering segments. See
Note I - Business Segments for further information.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 82% in the third quarter of fiscal year 2001 compared to 85% in the third quarter of fiscal year 2000. The decrease was due to the higher gross revenue volume, which was in part offset by unanticipated costs on the Company's construction contracts in the Environmental Services segment during the third quarter of fiscal year 2001.

     Selling, general and administrative expenses approximated 16% of net service revenue for the third quarter of fiscal year 2001 compared to 17% in the third quarter of fiscal year 2000. The decrease is attributable to the increase in gross revenue as mentioned above.
                                 11

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating income for the third quarter of fiscal year 2001 was $241,000, an increase of $427,000 compared to the third quarter of fiscal year 2000. The increase is attributable to the higher gross revenues as mentioned above.

     Interest expense for the third quarter of fiscal year 2001 decreased by $7,000 compared to the comparable period of the previous fiscal year. The decrease is due to lower average utilization on the Company's line of credit during the quarter.

     Income tax expense during the third quarter of fiscal year
2001 increased by $179,000 compared to the comparable period of the previous fiscal year. The increase is the result of higher taxable income as compared to the previous fiscal year.

     Versar's net income for the third quarter of fiscal year
2001 was $70,000 compared to a loss of $185,000 in the third quarter of fiscal year 2000.

Nine Months Comparison of Fiscal Years 2001 and 2000
----------------------------------------------------

     Versar's gross revenue for the first nine months of fiscal year 2001 increased by $10,020,000 (25%) compared to gross revenue for the comparable period of fiscal year 2000. Approximately fifty-five percent of the increase is attributable to increased construction work in the Company's Environmental Services segment. The balance of the increase was due to increased Environmental Protection Agency work in the Environmental Services segment, increased suit production in the Company's Defense segment and increased work at Ft. Monmouth in the Company's Architecture/Engineering segment.

     Purchased services and materials for the first nine months of fiscal year 2001 increased by $7,801,000 (60%) compared to comparable costs for the fiscal year 2000. Sixty percent of the increase is due to higher subcontracted efforts associated with the construction work in the Company's Environmental Services segment. The balance of the increase is due to the increase in subcontracted costs in the Defense and Architecture/
Engineering segments.

     Net service revenue for the first nine months of fiscal year
2001 increased by 8% compared to the first nine months of fiscal year 2000. The increase is attributable to the increase in gross revenues as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue for the first nine months of fiscal year 2001 was 80%, which was a 1% decrease over the comparable period in fiscal year 2000. The decrease is primarily due to the higher gross revenue volume in fiscal year 2001.

     Selling, general and administrative expenses approximated 15% of net service revenue for the first nine months of fiscal year 2001 compared to 17% for the first nine months of fiscal year 2000. The decrease is primarily due to the 8% increase in net service revenue and slightly lower expenses in fiscal year 2001.

     Operating income for the first nine months of fiscal year
2001 was $1,345,000, an increase of $827,000 (160%) compared to the first nine months of fiscal year 2000. The increase is attributable to the increase in gross revenues.

     Interest expense for the first nine months of fiscal year 2001 decreased by $44,000 compared to the same period in the previous fiscal year. The decrease is attributable to the payment of the Company's term debt by the end of fiscal year 2000, which was in part offset by increased utilization of the Company's line of credit.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Income tax expense for the first nine months of fiscal year 2001 increased by $549,000 compared to the same period of the previous fiscal year. The increase is attributable to the higher taxable income in fiscal year 2001 and the reversal of $200,000 of the Company's tax valuation allowance in fiscal year 2000.
The effective tax rate of 40% represents the effective tax rate anticipated for the year. The effective tax rate was approximately the same (40%) for fiscal year 2000 and 2001.

     Versar's net income for the first nine months of fiscal year 2001 was $590,000 compared to $268,000 for the first nine months of fiscal year 2000. The increase is due to the higher gross revenues, which were in part offset by the increase in income tax as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 2001 approximated $9,110,000 or $1,423,000 (19%) higher than at June 30, 2000. The increase is primarily due to higher accounts receivables as a result of higher revenue and improved financial performance. In addition, the Company's current ratio at March 31, 2001 was 2.13, compared to 1.92 reported for the year ended June 30, 2000.

     Versar's line of credit with Bank of America provides for advances up to $6,500,000 based on qualifying receivables less the remaining $375,000 guarantee on Sarnia's term loan by Versar and any outstanding acquisition loan balance. Interest is based on the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and eighty basis points (7.58% at March 31, 2001). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2001 was approximately $1,751,000. The Company was in compliance with its financial covenants at March 31, 2001. Advances under the line of credit are due upon demand or on November 30, 2002. Management believes that the cash generated by operations and borrowings available from the bank line of credit will be adequate to meet its working capital needs for fiscal year 2001.

     Versar guarantees certain debt of Sarnia Corporation. Sarnia's balance due on the term loan was $375,000 at March 31, 2001 and, accordingly, Versar reduced its reserve to $375,000 as of March 31, 2001. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

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

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Business Segments
-----------------

     During fiscal year 2001, the Company has shifted and reallocated its operations into four business segments, which will require segment reporting in fiscal year 2001. The four segments are Environmental Services, Defense, Architecture/ Engineering, and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The Information Technology segment currently is not large enough to be treated as a reportable segment.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On January 26, 2001, TAMS Consultants, Inc., a subcontractor to Versar on one of its largest government contracts (which is now substantially completed), filed an action in the U.S. District Court for the Eastern District of Virginia, entitled TAMS Consultant, Inc. v. Versar, Inc. Case No. CA 01-114A. TAMS claimed breach of contract and fraudulent inducement alleging Versar failed to provide an agreed upon percentage of work to TAMS. TAMS also claimed monetary damages in excess of $5 million.

     Versar filed a Motion to Dismiss which was denied. At the same time, however, the Court granted TAMS the right to file an Amended Complaint which TAMS did, dropping the fraudulent inducement claim.

     For the past five weeks the parties have engaged in discovery and on May 2, 2001 jointly produced documents. The parties have agreed to met to discuss the possibility of mediation or some other method to resolve this matter.

     The case is still in the early stages of discovery and the Company is vigorously defending the claim. After consulting with its legal counsel, the Company is in the process of evaluating the claim and is not yet able to assess the effect of an adverse determination of the case on the Company's consolidated financial condition and results of operations.

     On March 19, 2001, Versar instituted a lawsuit against Roy
O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court fo the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claim breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants have moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar,

Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract, breach of warranty and asked for a declaratory judgement on a number of the previously stated claims. Both cases are in the early pleading stages. Nevertheless, based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 6 -  Exhibits and Reports on Form 8-K

           Reports on Form 8-K
             None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       VERSAR, INC.
                                   -------------------
                                       (Registrant)






                             By: /S/ Theodore M. Prociv
                                ___________________________
                                 Theodore M. Prociv
                                 Chief Executive Officer, President,
                                 and Director



                             By: /S/ Lawrence W. Sinnott
                                ___________________________
                                 Lawrence W. Sinnott
                                 Senior Vice President,
                                 Chief Financial Officer,
                                 Treasurer, and Principal Accounting
                                 Officer




 Date: May 9, 2001