Form 10-K405
period 2001-06-30
VERSAR INC
filed 2001-09-28
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File

June 30, 2001	No. 1-9309

VERSAR INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979

(State or other jurisdiction of	(I.R.S. employer identification no.)

incorporation or organization)

6850 Versar Center, Springfield, Virginia	22151

(Address of principal executive offices)	(Zip code)

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

Yes  X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 4, 2001 was approximately $8,010,200.

      The number of shares of Common Stock outstanding as of September 4, 2001 was 6,477,452.

      The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 19 through 22 hereof.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Forward-Looking Statements

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

      Versar is a leading professional services firm that utilizes innovation and technology to help customers meet their infrastructure needs and enhance their competitiveness in today’s global economy. Our focus is infrastructure revitalization and development where we provide environmental, architectural, engineering and technology application services to government and industry. Versar has three major business areas that include: (1) Environmental Services including pollution prevention, compliance management and the environmental restoration of industrial and commercial facilities sites and military bases, (2) Architectural and Engineering Services in support of industrial, commercial, and government infrastructure projects, including energy and recreational facilities, and (3) Defense Systems including personal protection equipment and technology development efforts in support of chemical demilitarization and counter-terrorism.

Environmental Services

      Environmental health and safety services include the full range of scientific, engineering and program management services addressing prevention, detection, control, management, and cleanup of toxic substances and hazardous waste releases to the environment. Versar emphasizes innovation in process and technology applications to achieve better results more quickly and at less cost in today’s highly competitive market. Versar has specialized skills in technology and the design of industrial and public infrastructure to help our clients build environmental performance into their plant operations and improve their bottom line. Our objective is to provide designs that help our clients become more active in preventing pollution by applying innovative and cost-effective approaches to achieving sustainable growth, while maintaining compliance and taking corrective actions to clean up past problems.

      Achieving Compliance through Pollution Prevention. Today’s business challenges require viewing environmental management as an integral part of customers’ day-to-day operations, so that informed decisions can be made based on the economics of alternate solutions and their impact on productivity and profitability. Versar helps its customers manage compliance as part of operations and encourages recognition that pollution prevention and waste minimization are necessary parts of the long-term solution to local and national environmental challenges. This approach recognizes that there is competition for limited resources and a need for new and better technology to eliminate waste, reduce emissions, and to implement more cost effective corrective actions. Versar’s combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology emphasize pollution prevention and waste reduction. Versar provides nationally recognized expert services in the areas of air and water quality, waste management, natural resources management, ecological assessments, asbestos and lead paint abatement, industrial hygiene and a wide range of corrective and remedial action technologies. Versar also provides consulting and engineering services to industry and government agencies in assessing alternative compliance strategies and their impacts on our customers’ operations and profits. We help develop plans for their implementation, obtain necessary permits, evaluate performance, and take any corrective action required. In fiscal year (FY) 2001, Versar won two contracts valued at $2.7M to support the Defense Energy Supply Center (DESC) by providing environmental and energy engineering support to DESC bulk fuel transfer stations and military facilities world-wide focused on compliance and pollution prevention. In FY 2001, Versar also won a re-bid of its support contract for Wright Patterson AFB and Aeronautical Systems Center. This 5 year contract valued at $8.3M requires the Company to provide comprehensive environmental services to Air Force installations nationwide.

      Clean Technology. Versar is a leader in the development of “clean” technology to solve complex environmental problems. For example, Versar applied an alternative technology and paint formulation for coating mass transit vehicles eliminating the need to install a $6M vapor collection system. Over the last two years, Versar has assisted the U.S. military in the complete redesign of a system to clean oxygen converters and oxygen lines used by military aircraft. The system has eliminated the use of toxic materials, increased the efficiency of the cleaning process by a factor of 10 and increased the life of equipment. In (FY) 2001, Versar patented the technology, which has world-wide applications. Versar also completed a successful demonstration for the Royal Australian Air Force and is now evaluating options for the commercialization and licensing of the technology.

      Ecological Restoration. Water quality is one of the emerging global environmental issues of the 21st century. Excessive nutrients and non-point source pollution is severely impacting the natural filtering capability of our aquatic ecosystem, which affects our water quality. Versar has developed specialized expertise in ecological assessment and restoration. For more than 25 years we have supported the State of Maryland, Virginia, Delaware, the U.S. Environmental Protection Agency (EPA), and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay and the development of management practices to restore this endangered ecosystem and to protect it from further harm due to increased development in this region. Versar manages the Chesapeake Bay Monitoring Program that provides scientific support to state regulatory agencies in the development of guidelines for development for protecting the bay. We also have major contracts with the Philadelphia and Baltimore Districts of the USACE for the conduct of ecological assessments in support of the disposal of dredge material in the redevelopment of ports and harbors and the restoration of our nation’s beaches. In FY 2000, Versar won the follow-on contract of our Philadelphia District USACE contract valued at $10M and also won a new contract for the Wilmington District of the USACE for similar work valued at $6M. Versar is now trying to bring our Chesapeake Bay experience to the Comprehensive Everglades Restoration Program.

      Remediation of Industrial Facilities/Military Bases. Versar provides the full range of services in remediation/corrective action from site investigation, remedial design, to construction, operation and maintenance (O&M) of remedial systems. A major accomplishment of the Company in FY 2001 was the award of a new Environmental Remediation and Construction Contract (ENRAC) for the Air Force Center for Environmental Excellence, which is a follow-on to our existing Worldwide Full Service Remedial Action Contract. This new contract has an estimated value of $54M over 5 years and recognizes Versar’s accomplishments as a remedial construction contractor. In FY 2000, under an existing remediation contract, Versar booked approximately $13.8M in new orders for remedial construction projects. We have work-in-progress at Castle, Beale, Pease, Lowry, and Plattsburgh Air Force Bases as well as Pueblo Army Depot.

      Versar brings to its customers innovative solutions to cleanup that are cost effective and permanent. For example, Versar has successfully demonstrated the effectiveness of a passive reactive barrier consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. This eliminated the need to pump and treat the groundwater. Versar is expected to construct the full scale remedy at Lowry AFB under our ENRAC contract; however, the project is dependent on a final decision by the Air Force and available funding.

      Military Range Cleanup. Versar is applying innovative approaches to reduce the cost of cleanup of military ranges, a high priority for the U.S. Department of Defense (DoD) as it continues to realign its bases as part of its transformation into a new force structure. Versar is separating reusable materials from bomb range residues, used targets, and other scrap materials at Nellis Air Force Base. Versar is brokering reusable material to aluminum processors and scrap metal smelters and reimbursing the government for the savings.

      Outsourcing. Versar is increasingly providing on-site and off-site support to help customers manage their environmental programs. Over the last 7 years, the Company has provided a full range of pollution prevention, compliance management, cleanup, and O&M services for the Washington, D.C. Metropolitan Area Transit Authority (WMATA). This model project demonstrates how environmental management can be integrated with the customer’s operations on an outsourced basis. Versar also has over 35 on-site support staff at various DoD installations and industrial facilities across the country managing a wide spectrum of customers’ environmental management functions ranging from underground storage tanks (USTs), asbestos abatement programs, air compliance/permitting, real property transfers, and on-site hazardous material pharmacies.

Architectural and Engineering Services

      Versar has successfully leveraged its environmental technology expertise in designing industrial, commercial, and government facilities for sustainable operations preserving our natural resources. In FY 2001, in response to our customers increasing needs for design-build services, Versar established a separate business unit, Versar Global Solutions, Inc. (VGSI), based on the Greenwood Partnership acquired in 1998, to provide integrated design-construction services to its customers with a focus on sustainable development.

      Industrial and Public Infrastructure Services is a core business of Versar. We have integrated all of our industrial and public infrastructure project support services into VGSI. This service area includes providing a full range of architectural, engineering, and construction management services in the site development, and design of industrial/commercial facilities and public infrastructure projects. Key industrial sectors that the Company serves include the pharmaceuticals, semi-conductor/internet services, biotechnology, food processing, paper products, film, plastics and fiber industries. Services include architectural design, site development, design, construction or design-build of plant facility, and supporting utility, material handling, and waste management systems. Versar recently completed the design of a new facility for Avenir the internet service company in Northern Virginia. The design maximizes the use of natural light, and provides maximum flexibility for the upgrade of internet technology infrastructure.

      Versar provides design expertise in plant structures and associated utilities, fuel handling, chemical treatment, distribution, piping systems instrumentation and controls, substations and electric power distribution systems. Systems are designed to optimize performance, environmental compliance, safety, energy use, and utilization of space. Economic evaluations of alternative designs, fuels, and operating parameters are conducted to produce bottom line savings for our customers throughout the life cycle of heating, cooling and electric power systems.

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

      Versar offers to take over the operation and maintenance of utility infrastructure systems of its customers on a contract services basis.

      Public Infrastructure Services include highway design and construction oversight, municipal stormwater, water and wastewater design, and recreational facilities including waterparks and skateboard parks.

      Versar was just awarded its third consecutive contract to support the Army on public works projects at Ft. Monmouth, New Jersey and other Army installations in the mid-Atlantic region. We just completed the installation of a major data main at Beale AFB and are under contract to support Norfolk Southern in the placement of fiber optics along its right-of-ways on the eastern seaboard.

      Versar’s Utah Office has extensive depth of experience in municipal engineering services. Over the past 20 years we have completed a large number of projects for the Utah Department of Transportation (UDOT), municipalities and counties in the state. Projects have included highway and interchange designs, water distribution systems, wastewater systems, surface water drainage systems and other general civil engineering design projects. Much of the work over the past few years relates to the 2002 Winter Olympics and I-15 projects, and management believes civil engineering business will continue to grow as a result of population growth in the region.

      Versar’s Arizona Office has about 95 percent of the Arizona market for designing public recreational water parks. This market also continues to grow rapidly as a result of strong population expansion in the region. Versar also designs other recreational facilities such as skateboard parks.

      Energy Conservation Services. Energy conservation services is one of Versar’s core businesses. These services not only helps diversify the Company’s business, they also provide an entry to new customers in the emerging energy resources management growth market. Versar provides engineering, design, and construction management expertise in the upgrade of plant infrastructure to reduce energy consumption. In addition, Versar has for many years provided demand side management support to utilities in the identification and implementation of efforts to reduce energy consumption. Versar has provided energy auditing and energy conservation services for a variety of clients.

      Versar currently has developed alliances with four major utilities who are marketing Energy Services Performance Contracts (ESPC) for the government and industry. These alliances include Duke Energy (DukeSolutions Inc.), Virginia Power and Light (Evantage Co.), Carolina P&L (Strategic Resources Services) and ENRON Energy Services. Potential fees for the utility companies on these contracts are based on energy savings that can be achieved. Versar’s utility partners make the required investment to upgrade each facility while Versar is reimbursed on the basis of a negotiated fixed fee.

      Major utilities in the ESPC market are driven by the opportunity to develop alliances with government and industry customers as deregulation of this industry occurs in the U.S. The current market in the Federal sector is driven by Executive Order 12902 that requires government facilities to reduce energy consumption by 30% by 2005. This has been augmented by a new Executive Order 13123 issued last year requiring that government facilities reduce the amount of green house gases they generate by 50% over the next decade. While energy is still relatively inexpensive, the government will clearly set the example for cost-effective energy investment. However, it is generally believed that over the long term the larger market for energy conservation services will grow in the private and commercial sectors.

Defense Systems

      Personal Protection Equipment/Chemical Demilitarization. A specialty area for the Company is its Chemical Surety Laboratory, and the development of personal protection equipment to support counter-terrorism and the Nation’s Chemical Weapons Demilitarization programs. These programs address significant public health and safety issues and are an important business area for Versar.

      Versar’s subsidiary, GEOMET Technologies, Inc. (GEOMET) is a leader in developing, testing and manufacturing personal protection equipment (PPE). Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled, and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and a Personal Ice Cooling System (PICS). In July 1998, GEOMET was awarded a $38M contract for the production and fielding of the Army’s Self-Contained Toxic Environment Protection Outfit (STEPO) System for 73 installations through the year 2002. GEOMET started production in late fiscal year 1999 and was funded the remaining balance for full scale production in fiscal year 2000.

      These protective suits will be used to recover, render safe, store and dispose of unexploded chemical and biological weapons.

      GEOMET is also a commercial supplier of PPE to remedial action contractors and emergency responders, which are qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded this division’s offering of services to local, state, federal, and foreign governments in support of counter-terrorism. Since fiscal year 1998, the Company has been selling protective suits to the National Guard as part of the nation’s “counter-terrorism civil defense” program. Management believes the opportunities for commercial application of its products and services will continue to grow in this area. In FY 2000, we expanded our laboratory capabilities to include biological agents and to broaden our service capability in “Homeland Defense.” We now offer our PPE products and services through the Internet at www.nbcprotect.com and are working with foreign manufacturers and vendors to expand our capabilities in this emerging market.

      GEOMET is also involved in the disposal of residual chemical weapons material at sites throughout the United States. GEOMET’s program, which was rebid in fiscal year 2001, includes outfitting and operating a mobile laboratory, which will support the disposal operations, design of air monitoring and warning systems, specification of the PPE to be used, and other assignments dealing with environmental compliance, development of operational procedures, and program management. We expect to receive notice about the follow-on to this contract in fiscal year 2002. GEOMET has also recently mobilized support of a chemical demilitarization project in Japan, and we expect other overseas opportunities to result from this initiative.

Major Initiatives

      Versar is committed to transforming its services to meet new economic development technology driven demands including Brownfields redevelopment energy resources, transportation infrastructure/management, community redevelopment, defense systems, counter-terrorism, and information technology applications. Major initiatives include:

      Brownfields Redevelopment. Versar has established a new business unit to support industry in the disposition of non-performing assets and government in the reuse of military bases as part of the Base Realignment and Closure program. Our focus is on “deal making,” where Versar brings together developers, financers, and insurers to develop an acquisition and exit strategy and plan. Versar’s role may vary from project engineer responsible for cleanup to the design and construction of reuse facilities. Our goal is to develop an “equity stake in selected deals” that provides a source of non-labor generated revenue and profits. We have hired a senior executive to manage this initiative and are negotiating our first project — the Carriage House of the Jefferson Hotel in Richmond, Virginia.

      Versar is applying innovative technology and approaches that include creative financing, and stop-loss insurance in the cleanup and redevelopment of industrial and commercial properties that are environmentally impaired or part of the EPA and the states’ Brownfields programs. Versar focuses primarily on the enhancement of assets in the cleanup of sites and the redevelopment of industrial facilities and commercial properties for reuse. Versar has established alliances with real estate and investment firms, developers, insurers, and property managers to help clients bring new life to otherwise abandoned, contaminated sites in prime real estate locations.

      Green Energy Development. Versar is taking advantage of the nation’s energy needs and the deregulation of the industry. As part of its new project development program to generate non-labor revenues and profits, Versar is evaluating a number of different energy development projects such as the use of landfill gas to produce electricity.

      Construction and Design-Build. Versar has successfully made the transition from an engineering services company to a general contractor to address market needs for turnkey design-build environmental restoration projects. In FY 2001, Versar performed over $15M in remedial construction services. Versar is now expanding its capability as a general contractor to capture a larger part of the design-build business for industrial and public infrastructure projects. Versar completed the construction of a water main for Beale Air Force Base in fiscal year 2001.

      Information Technology. Versar is a leader in the architectural and engineering services industry in the application of information technology in enhancing our existing services to our customers and establishing new web-enabled services for the future. We have in place a corporate “intranet” to manage major projects on-line where project deliverables, drawings, minutes to meetings and threaded discussions are made accessible for the project team and customer. Versar has in-place a licensing agreement where we are a reseller of application services to our customers to help them become web-enabled. This technology will allow Versar to be more competitive and provide a platform for the development of new web-based services.

      Versar is currently supporting the State of Maryland in the management of the Chesapeake Bay Monitoring Program. Versar hosts the website and links to program technical databases for this program. We have also developed and manage a website for the State of Maryland that collects and displays information on ozone pollution in the atmosphere. We are also currently developing a website for an industry trade group that will provide a wide range of environmental information to building managers to help them better manage their energy resources and enhance the comfort of commercial facilities.

Markets

      Versar’s services are evolving in response to clients’ changing needs, and market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. Versar has diversified its business over the past few years with a much greater emphasis on (1) environmental services which help our customers’ bottom line, such as P2 initiatives with short paybacks, redevelopment of industry properties and conversion of military bases for alternative productive uses and hands-on remediation and construction services; (2) the emerging energy conservation services markets with alliances and core capabilities to enter this new market; and (3) industrial and public infrastructure services to respond to our clients’ increasing need to expand or upgrade plant and equipment to improve their operating performance.

      Versar also provides a wide range of services to the financial, real estate and insurance business sector, transportation and communications sector, services industries and others.

      The Department of Defense (DoD) is Versar’s largest government client, making up 58 percent of its business base. Versar is a major support contractor to DoD, offering the same range of services as in the private sector. DoD is going through many of the same issues faced by private industry including restructuring and cost reduction in response to increasing budget limitations. DoD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. DoD’s major focus over the next few years will be to reduce its infrastructure. Congress is considering additional base consolidation, which will drive more base realignment and closure activity, including cleanup. The EPA makes up 4 percent of Versar’s business, which is growing in new areas such as water quality, risk assessment, and natural resources management. Versar thus maintains extensive knowledge of regulatory trends and their impacts. Other Federal clients make up 8 percent of our business and include NASA, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments make up 12 percent of Versar’s business.

Competition

      Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, its competitors are larger and have greater financial resources. In the past few years, there has been major consolidation in the environmental services market. A number of companies have restructured to become private. Versar has historically competed primarily on its scientific, technological, and engineering expertise. As Versar s business mix shifts more toward providing turnkey infrastructure and resources management support services, Versar will compete with more facility O&M and engineering and construction contractors on projects that lend themselves to competition based on innovation in approach, technology application, and project financing — areas where Versar s senior management is skilled in packaging responses to new and different opportunities. The market is changing rapidly, and Versar is taking advantage of these changes to position itself for growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

Backlog

      As of June 30, 2001, total backlog for Versar, including unfunded government tasks and orders, was approximately $300 million, as compared to approximately $246 million as of June 30, 2000, an increase of 22 percent. Funded backlog for Versar was approximately $42 million, a decrease of 31 percent compared to approximately $61 million as of June 30, 2000. Approximately $225 million of the contract backlog is not expected to be funded in fiscal year 2002. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

Employees

      At June 30, 2001, Versar has approximately 350 full-time employees, of which seventy-seven percent are engineers, scientists, and other professionals. Seventy-one percent of the Company’s professional employees have a bachelors degree, twenty-four percent have a masters degree, and five percent have a doctorate degree.

Item 2. Properties

      The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 68,934 square feet in two buildings from Sarnia Corporation. The rent is subject to a two-percent escalation per year through May 31, 2009.

      As of September 1, 2001, the Company had under lease an aggregate of approximately 201,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Norfolk, and Williamsburg, VA; Tempe, AZ; Fair Oaks and Pleasant Hill, CA; Northglenn, CO; Miami, FL; Lombard, IL; Hopkins, MN; Columbia, Gaithersburg and Germantown, MD; Cary, NC; Oklahoma City, OK; Bristol, PA; San Antonio, TX; and American Fork, UT. These leases are generally for terms of five years or less.

      Versar believes that its facilities are suitable and adequate for its current and foreseeable operational and administrative needs.

Item 3. Legal Proceedings

      On January 26, 2001, TAMS Consultants, Inc. (TAMS), a subcontractor to Versar on one of its largest government contracts (which is now substantially completed), filed an action in the U.S. District Court for the Eastern District of Virginia, entitled TAMS Consultants, Inc. v. Versar, Inc. Case No. CA 01-114A. TAMS claimed breach of contract and fraudulent inducement alleging Versar failed to provide an agreed upon percentage of work to TAMS. TAMS also claimed monetary damages in excess of $5 million.

      Versar filed a Motion to Dismiss which was denied. At the same time; however, the Court granted TAMS the right to file an Amended Complaint which TAMS did, dropping the fraudulent inducement claims.

      On June 21, 2001, Versar entered into a Settlement Agreement to resolve the ongoing lawsuit between Versar and TAMS Consultants, Inc. As a result of this settlement and the legal fees and costs associated with the litigation, Versar took a charge of approximately $1,320,000 in the fourth quarter of fiscal year 2001.

      The TAMS litigation was not covered by insurance. The alternatives, however, of significant additional legal costs, the uncertainty of full success at trial or other settlement scenarios were deemed unacceptable.

      On March 19, 2001, Versar instituted a lawsuit against Roy O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claiming breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants have moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty and asked for a declaratory judgement on a number of the previously stated claims.

      On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company expects responsive pleadings to be filed and that discovery will be ongoing for the remainder of calendar year 2001. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

      Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2001.

EXECUTIVE OFFICERS

      The current executive officers of Versar, and their ages as of September 1, 2001, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Benjamin M. Rawls	60	Chairman

Theodore M. Prociv	53	President and Chief Executive Officer

Robert L. Durfee	65	Executive Vice President,

		President, GEOMET Technologies, Inc.

Gayaneh Contos	65	Executive Vice President, Environmental Pillar

Lawrence A. White	58	Executive Vice President,

		Corporate Development

George J. Anastos	53	Executive Vice President, Architect and Engineering

		Pillar

Lawrence W. Sinnott	39	Senior Vice President,

		Chief Financial Officer and Treasurer

James C. Dobbs	56	Senior Vice President, General Counsel and

		Secretary

      Benjamin M. Rawls, M.B.A., joined Versar as President and Chief Executive Officer in April 1991. He became Chairman of the Board in November 1993. Mr. Rawls relinquished the position of President in November 1999 and Chief Executive Officer in July 2000.

      Theodore M. Prociv, Ph.D., joined Versar as President on November 1, 1999 and was elected Chief Executive Officer on July 1, 2000. From 1995 to August 1998, Dr. Prociv served as the Deputy Assistant to the Secretary of Defense for Chemical and Biological Matters, and subsequently as the Deputy Assistant Secretary of Army for Chemical Demilitarization. Before joining the Department of Defense, Dr. Prociv was Corporate Vice President of Environmental Business at Science Applications International Corporation, (SAIC) 1993-1994, and served as the Vice President for Government Systems at Battelle Memorial Institute 1979-1993.

      Robert L. Durfee, Ph.D., is a co-founder of Versar and has been President of GEOMET Technologies, Inc., a subsidiary of the Company, since 1991.

      Gayaneh Contos, B.S., joined Versar in 1974, was elected Vice President in 1985 and Senior Vice President in 1989. Since 1980, she has been responsible for supervising the majority of the Company’s contracts with EPA. In 2000, she was promoted to Executive Vice President in charge of the Environmental Pillar.

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

      George J. Anastos, Ph.D., P.E. joined Versar in 1996 as a Vice President in charge of Northeast Operations. In 2000, he was promoted to Executive Vice President in charge of the Company’s Architect and Engineering Pillar. From 1992 to 1996, Dr. Anastos was Senior Vice President of Environmental Science & Engineering of Gainesville, Florida responsible for Southeast Group Operations, Laboratories and Remedial Technology & Construction Group. Between 1984 and 1992, he was Vice President of Roy F. Weston, Inc. in charge of Weston Services (Construction Group) and Engineering Group Operations Manager, in West Chester, Pennsylvania.

      Lawrence W. Sinnott, CPA, B.S., joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993, he was elected Treasurer and Corporate Controller. In 1994, he became Vice President, Chief Financial Officer and Treasurer. In October 1999, he was elected Senior Vice President. From 1989 to 1991, he was Controller of a venture capital company, Defense Group, Inc.

      James C. Dobbs, J.D., L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. In October 1999, he was elected Senior Vice President. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock

      The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 30, 2001, the Company has 827 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2001 and 2000 are presented below.

Fiscal Year		High	Low

2001	4th Quarter	$2.390	$1.750

	3rd Quarter	2.438	1.750

	2nd Quarter	2.125	1.500

	1st Quarter	2.188	1.500

Fiscal Year		High	Low

2000	4th Quarter	$2.500	$1.750

	3rd Quarter	2.938	2.000

	2nd Quarter	2.875	1.813

	1st Quarter	3.063	2.250

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

Item 6. Selected Financial Data (unaudited)

      The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended June 30,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Consolidated Statement of Operations related data:

Gross Revenue	$65,816	$56,149	$58,886	$50,420	$44,935

Net Service Revenue	39,481	37,787	38,721	34,895	31,696

Operating (Loss) Income	(352)	728	2,072	378	1,266

(Loss) Income from Continuing Operations	(1,030)	340	1,837	276	1,109

Income (Loss) from Discontinued Operations	243	—	—	(10,929)	147

Net (Loss) Income	(787)	340	1,837	(10,653)	1,256

(Loss) Income per share from Continuing Operations — Diluted	$(.16)	$.05	$.29	$.05	$.21

(Loss) Income per share from Discontinued Operations — Diluted	$.04	$—	$—	$(1.92)	$.03

Net (Loss) Income per share — Diluted	$(.12)	$.05	$.29	$(1.87)	$.24

Weighted Average Shares Outstanding —

Diluted	6,470	6,487	6,283	5,695	5,286

Consolidated Balance Sheet related data:

Working Capital	$7,073	$7,801	$8,403	$3,120	$9,140

Current Ratio	1.86	1.94	1.90	1.23	2.21

Total Assets	20,117	21,387	22,687	21,795	21,870

Current Portion of Long-Term Debt	170	480	1,135	1,114	819

Long-Term Debt	—	—	—	688	1,437

Total Debt, excluding bank line of credit	170	480	1,135	1,802	2,256

Stockholders’ Equity	$6,013	$6,402	$5,623	$2,891	$9,523

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

      Versar’s gross revenue for fiscal year 2001 totaled $ 65,816,000, or $9,667,000 (17.2%) higher than gross revenue of $56,149,000 for fiscal year 2000. Gross revenue for fiscal year 2000 decreased by $2,737,000 (4.6%) over that reported in fiscal year 1999. Approximately fifty percent of the increase in fiscal year 2001 is attributable to increased construction work in the Company’s Environmental Services segment. The balance of the increase was due to increased suit production in the Company’s Defense segment, increased Environmental Protection Agency work in the Environmental Services segment, and increased work at Ft. Monmouth in the Company’s Architecture and Engineering segment. The decrease in gross revenue in fiscal year 2000 was attributable to reduced work with the Air Force and reduced commercial work in the Environmental Services segment. As reflected on page 15, government revenue represented 82% of the total revenue in fiscal year 2001, compared to 72% in fiscal year 2000 and 63% in fiscal year 1999.

      Purchased services and materials for fiscal year 2001 totaled $26,335,000, or $7,973,000 (43.4%) higher than fiscal year 2000 purchased services. Purchased services for fiscal year 2000 decreased by $1,803,000 (8.9%) over fiscal year 1999. The increase in purchased services in fiscal year 2001 is attributable to the increased project work resulting in increased gross revenues as mentioned above. The decrease in fiscal year 2000 was due to the reduced work in the Environmental Services segment as mentioned above.

      Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company. Net service revenues increased 4% in fiscal year 2001 due to the increase in gross revenues as mentioned above.

      Direct costs of service and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 81.2% in fiscal year 2001 compared to 81.4% in fiscal year 2000 and 80.3% in fiscal year 1999. The slight decrease in fiscal year 2001 is primarily due to the increase in net service revenue. The increase in fiscal year 2000 was due to project overruns as well as lower labor billability.

      Selling, general and administrative expenses approximated 16.3% of the net service revenue in fiscal year 2001, compared to 16.7% in fiscal year 2000 and 14.3% in fiscal year 1999. The decrease in fiscal year 2001 is attributable to the 4% increase in net service revenue during the year. The increase in fiscal year 2000 was attributable to higher costs to support the Defense segment suit production contract as well as increased business development and proposal costs.

      In fiscal year 2001, the Company recorded a non-recurring charge against income of $1,320,000 as a result of a settlement of a lawsuit with TAMS Consultants, Inc. The non-recurring charge consists of a $1,000,000 settlement and legal costs of $320,000. (Refer to Note I of the Notes to Financial Statements for further information).

      Operating loss for fiscal year 2001 was $352,000, compared to operating income of $728,000 in fiscal year 2000. The decrease is primarily due to the non-recurring charge of $1,320,000 mentioned above. Operating income for fiscal year 2001 would have been $968,000 without the non-recurring charge, which would have been an increase of $240,000 over that reported in fiscal year 2000. In fiscal year 2000, operating income decreased by $1,344,000 compared to fiscal year 1999 primarily due to project overruns, lower labor billability and higher selling, general and administrative expenses.

      Interest expense during fiscal year 2001 was $438,000, a decrease of $88,000 from fiscal year 2000. The decrease is attributable to lower interest rates on the Company’s line of credit during the year. In fiscal year 2000, interest costs increased by $5,000 compared to fiscal year 1999. The increase was due to higher interest rates associated with the Company’s line of credit in fiscal year 2000 as a result of the increased prime rate during the year.

      Versar’s tax expense for fiscal year 2001 was $390,000 compared to a tax benefit of $138,000 in fiscal year 2000. In fiscal year 2001, the Company increased its tax valuation allowance by approximately $557,000 as a result of the reduced financial performance for the past two fiscal years. The Company carries a substantial valuation allowance of approximately $3,056,000, on deferred tax assets. The Company had released $200,000 and $900,000 of the valuation allowance in fiscal years 2000 and 1999, respectively when the Company’s earnings were at higher levels. (Refer to Note G of the Notes to Financial Statements for further information).

      In fiscal year 2001, Versar reversed $243,000 (net of tax of $150,000) of reserves that had been set up in fiscal year 1998 associated with the discontinuance of Science Management Corporation (SMC).

      In summary, Versar’s net loss was $787,000 in fiscal year 2001, compared to net income of $340,000 in fiscal year 2000 and net income of $1,837,000 in fiscal year 1999.

REVENUE

      Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended June 30,

	2001		2000		1999

	(In thousands, except for percentages)
Government EPA	$2,734	4%	$3,245	6%	$3,496	6%

State & Local	7,859	12%	7,073	12%	7,247	12%

Department of Defense	38,157	58%	28,021	50%	24,973	42%

Other	5,202	8%	2,158	4%	1,316	3%

Commercial	11,864	18%	15,652	28%	21,854	37%

Gross Revenue	$65,816	100%	$56,149	100%	$58,886	100%

Liquidity and Capital Resources

      The Company’s continuing operations generated $2,343,000 in cash in fiscal year 2001 of which $732,000 was used to invest in property, plant and equipment with the balance used to pay down debt and wind down SMC operations.

      During fiscal year 2001, the Company utilized long-term bank financing to supplement its ability to meet day to day operating cash requirements. In December 2000, the Company extended its existing line of credit for an additional 11 months. In June 2001, the Company had to obtain a waiver of its financial covenants with the Bank as a result of the TAMS lawsuit settlement. At June 30, 2001, the Company had $7,073,000 of working capital, compared to $7,801,000 in fiscal year 2000. Working capital decreased primarily as the result of the settlement of the lawsuit as mentioned above.

      Versar’s line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables less the $300,000 guarantee of Sarnia’s term loan by Versar. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (6.25% at June 30, 2001). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2001 was approximately $738,000. In December 2000, the Company extended its line of credit until November 2002. The loan has certain covenants related to maintenance of financial ratios. Advances under the line are due upon demand or on November 30, 2002. In August 2001, in conjunction with the settlement of the TAMS lawsuit, the Company obtained a waiver from the Bank of its financial covenants and reset them for fiscal year 2002. The bank also provided additional loan availability of $1,500,000 through December 2001 on the Company’s unbilled receivables. Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet the working capital needs for fiscal year 2002.

      Versar guarantees Sarnia’s term loan. The balance was $300,000 at June 30, 2001. As the term loan is repaid, Versar’s reserve will be reduced and added to Versar’s equity.

Impact of Inflation

      Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

      Versar currently has three business segments: environmental services, architecture and engineering, and defense. The details on these segments is in Note B of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to interest rate risk and other relevant market risk is not material.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data begin on page F-2 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item with respect to directors of the Company is to be contained in the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2001 fiscal year end and is incorporated herein by reference.

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

      Information required by these items is incorporated herein by reference to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2001 fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) Financial Statements:

      The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

a)	Report of Independent Public Accountants

b)	Consolidated Balance Sheets as of June 30, 2001 and 2000

c)	Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000, and 1999

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2001, 2000, and 1999

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999

f)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended June 30, 2001, 2000, and 1999

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 19 through 22 of this report.

(B) Reports on Form 8-K

      Form 8-K, which provided details on the Settlement Agreement to resolve the lawsuit between Versar and TAMS Consultants, Inc. filed on June 27, 2001.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the

Registrant’s Registration Statement on Form S-1 effective November 20, 1986

	(File No. 33-9391)	(A)

3.2	Bylaws of Versar, Inc.	(A)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.10	Incentive Stock Option Plan *.	(B)

10.11	Executive Tax and Investment Counseling Program.	(A)

10.12	Nonqualified Stock Option Plan *.	(B)

10.13	Employee Incentive Plan, as amended *.	(E)

10.17	Deferred Compensation Agreements dated as follows:

	July 1, 1988 between the Registrant and Gayaneh Contos	(F)

10.26	Executive Medical Plan dated August 21, 1991, effective July 1, 1991	(G)

10.40	Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified

	Stock Option Plan	(G)

10.41	Securities and Exchange Commission response dated September 23, 1991

	to certain question regarding the Registrant’s Option Exchange Offer	(G)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I)

10.65	Information Statement for the Distribution to Shareholders of Versar, Inc., the

Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation,

	dated June 30, 1994	(J)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of

	the Air Force	(K)

10.75	Agreement dated January 31, 1995 between GEOMET Technologies, Inc., a subsidiary

	of the Registrant and the U.S. Army Soldier Systems Command	(M)

10.83	Agreement and Plan of Merger dated July 29, 1997 between the Registrant

	and Science Management Corporation	(O)

10.84	Acquisition Promissory Note, dated April 30, 1997, between the Registrant and

	NationsBank, N.A.	(P)

Page Number/
Item No.	Description	Reference

10.85	Revolving Promissory Note, dated March 27, 1997, between the Registrant and

	NationsBank, N.A.	(P)

10.86	Financing and Security Agreement, dated March 27, 1997, between the Registrant and

	NationsBank, N.A.	(P)

10.87	Amendment to Financing and Security Agreement, dated April 30, 1997, between the

	Registrant and NationsBank, N.A.	(P)

10.88	The Greenwood Partnership Asset Acquisition Agreement	(Q)

10.89	Modification to NationsBank loan to increase to $5M	(Q)

10.90	AFCEE RAC Contract	(Q)

10.93	Change of Control Severance Agreement dated January 30, 1999 between the

	Registrant and Lawrence W. Sinnott*	(R)

10.94	Change of Control Severance Agreement dated January 30, 1999 between the

	Registrant and James C. Dobbs*	(R)

10.95	Financing and Security Agreement, dated May 24, 1999, between the Registrant and

	NationsBank, N.A.	(R)

10.96	Revolving Promissory Note, dated May 24, 1999, between the Registrant and

	NationsBank, N.A.	(R)

10.97	Revolving Promissory Note, dated December 20, 1999, between the Registrant and

	Bank of America, N.A.	(T)

10.98	Employment Agreement dated November 1, 1999 between Registrant and

	Benjamin M. Rawls*.	(T)

10.99	Employment Agreement dated November 1, 1999 between Registrant and

	Theodore M. Prociv*.	(T)

10.100	AFCEE ENRAC Contract	25-53

10.101	Revolving Promissory Note, dated August 31, 2001 between Registrant and

	Bank of America, N.A.	54-66

22	Subsidiaries of the Registrant	(Q)

*	Indicates management contract or compensatory plan or arrangement

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

September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on

September 26, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC. (Registrant)

Date: September 28, 2001	/S/ Benjamin M. Rawls

Benjamin M. Rawls Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Benjamin M. Rawls Benjamin M. Rawls	Chairman and Director	September 28, 2001

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 28, 2001

/S/ Robert L. Durfee Robert L. Durfee	Executive Vice President and Director	September 28, 2001

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 28, 2001

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 28, 2001

/S/ Thomas J. Shields Thomas J. Shields	Director	September 28, 2001

/S/ Pat H. Moore Pat H. Moore	Director	September 28, 2001

SIGNATURES	TITLE	DATE

/S/ James L. Gallagher James L. Gallagher	Director	September 28, 2001

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 28, 2001

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 28, 2001

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Versar, Inc.:

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the three years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, as listed in Item 14 of the Form 10-K, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole and the financial data required to be set forth therein.

/S/ Arthur Andersen LLP Arthur Andersen LLP

Vienna, Virginia
September 7, 2001

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$58	$55

Accounts receivable, net	13,518	13,920

Prepaid expenses and other current assets	1,269	1,561

Deferred income taxes	449	536

Total current assets	15,294	16,072

Property and equipment, net	2,515	2,461

Deferred income taxes	1,251	1,481

Goodwill	849	922

Other assets	208	451

Total assets	$20,117	$21,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$3,658	$3,629

Current portion of long-term debt	170	480

Accrued salaries and vacation	2,346	2,528

Other liabilities	2,047	1,634

Total current liabilities	8,221	8,271

Bank line of credit	3,763	3,713

Other long-term liabilities	1,292	1,480

Liabilities of discontinued operations, net	528	921

Reserve on guarantee of real estate debt	300	600

Total liabilities	14,104	14,985

Commitments and contingencies (Note I)

Stockholders’ equity

Common stock, $.01 par value; 30,000,000 shares

authorized; 6,475,052 shares and 6,410,824 shares issued June 30, 2001 and 2000, respectively; 6,437,814 shares and 6,395,824 shares outstanding at June 30, 2001 and 2000, respectively	65	64

Capital in excess of par value	18,359	18,223

Accumulated deficit	(12,338)	(11,851)

Treasury stock	(73)	(34)

Total stockholders’ equity	6,013	6,402

Total liabilities and stockholders’ equity	$20,117	$21,387

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended June 30,

	2001	2000	1999

GROSS REVENUE	$65,816	$56,149	$58,886

Purchased services and materials, at cost	26,335	18,362	20,165

NET SERVICE REVENUE	39,481	37,787	38,721

Direct costs of services and overhead	32,071	30,742	31,107

Selling, general and administrative expenses	6,442	6,317	5,542

Non-recurring charge (Note I)	1,320	—	—

OPERATING (LOSS) INCOME	(352)	728	2,072

OTHER EXPENSE

Interest expense	438	526	521

Income tax expense (benefit)	240	(138)	(286)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,030)	340	1,837

INCOME FROM DISCONTINUED

OPERATIONS (net of tax of $150)	243	—	—

NET (LOSS) INCOME	$(787)	$340	$1,837

(LOSS) INCOME PER SHARE FROM

CONTINUING OPERATIONS —BASIC	$(.16)	$.05	$.30

(LOSS) INCOME PER SHARE FROM

CONTINUING OPERATIONS —DILUTED	$(.16)	$.05	$.29

INCOME PER SHARE FROM DISCONTINUED

OPERATIONS —BASIC AND DILUTED	$.04	$—	$—

NET (LOSS) INCOME PER SHARE —BASIC	$(.12)	$.05	$.30

NET (LOSS) INCOME PER SHARE —DILUTED	$(.12)	$.05	$.29

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING —BASIC	6,470	6,400	6,190

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING —DILUTED	6,470	6,487	6,283

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended June 30, 2001, 2000, and 1999

						Total
	Number		Capital in	Accumu-		Stock-
	of	Common	Excess of	lated	Treasury	holders'
	Shares	Stock	Par Value	Deficit	Stock	Equity

Balance, June 30, 1998	6,072	$61	$17,458	$(14,628)	$—	$2,891

Exercise of stock options	5	—	13	—	—	13

Common stock issued to ESSOP	260	2	580	—	—	582

Decrease in reserve on guarantee of

real estate debt	—	—	—	300	—	300

Net income	—	—	—	1,837	—	1,837

Balance, June 30, 1999	6,337	63	18,051	(12,491)	—	5,623

Exercise of stock options	5	—	9	—	—	9

Common stock issued to ESSOP	69	1	163	—	100	264

Decrease in reserve on guarantee of

real estate debt	—	—	—	300	—	300

Treasury stock	—	—	—	—	(134)	(134)

Net income	—	—	—	340	—	340

Balance, June 30, 2000	6,411	64	18,223	(11,851)	(34)	6,402

Common stock issued to ESSOP	64	1	136	—	916	1,053

Decrease in reserve on guarantee of

real estate debt	—	—	—	300	—	300

Treasury stock	—	—	—	—	(955)	(955)

Net loss	—	—	—	(787)	—	(787)

Balance, June 30, 2001	6,475	$65	$18,359	$(12,338)	$(73)	$6,013

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,

	2001	2000	1999

Cash flows from operating activities

Net (loss) income	$(787)	$340	$1,837

Adjustments to reconcile net (loss) income to

net cash provided by continuing operations

Depreciation and amortization	751	748	725

Loss on sale of property and equipment	—	1	39

Provision for doubtful accounts receivable	179	231	92

Common stock issued to ESSOP	1,053	264	582

Deferred tax expense (benefit)	317	(138)	(286)

Changes in assets and liabilities

Decrease (increase) in accounts receivable	223	1,788	(1,400)

Decrease (increase) in prepaid expenses and other assets	535	(680)	165

Increase (decrease) in accounts payable	29	(661)	987

(Decrease) increase in accrued salaries and vacation	(182)	348	685

Increase (decrease) in other liabilities	225	(432)	(1,046)

Net cash provided by continuing operations	2,343	1,809	2,380

Changes in net assets/liabilities of discontinued operations	(393)	16	(1,806)

Net cash provided by operating activities	1,950	1,825	574

Cash flows from investing activities

Purchases of property and equipment	(732)	(653)	(378)

Cash flows from financing activities

Net borrowing (payment) on bank line of credit	50	(395)	444

Principal payments on long-term debt	(310)	(1,135)	(667)

Borrowings on long-term debt	—	480	—

Purchase of treasury stock	(955)	(134)	—

Proceeds from issuance of common stock	—	9	13

Net cash used in financing activities	(1,215)	(1,175)	(210)

Net increase (decrease) in cash and cash equivalents	3	(3)	(14)

Cash and cash equivalents at the beginning of the year	55	58	72

Cash and cash equivalents at the end of the year	$58	$55	$58

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are environmental, defense, and architecture/engineering services.

      Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

      Goodwill: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar is amortizing the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of VGSI.

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

      Net (loss) income per share: The Company presents basic earnings per share and diluted earnings per share. Diluted earnings per share assumes exercise of dilutive stock options using the treasury stock method.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended June 30,

	2001	2000	1999

	(In thousands)

Weighted average number of shares outstanding - basic	6,470	6,400	6,190

Effect of assumed exercise of options	—	87	93

Weighted average number of shares outstanding - diluted	6,470	6,487	6,283

      Recently issued accounting standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. Versar is required to adopt SFAS No. 142 on July 1, 2002. The Company anticipates an annual increase to net income of $73,293, or $.01 per share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on Versar’s results of operations or financial condition.

      Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $1,027,000 and $1,046,000 at June 30, 2001 and 2000, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $363,000 and $431,000 at June 30, 2001 and 2000, respectively.

      Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

      Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE B BUSINESS SEGMENTS

      The Company’s business segments are Environmental Services, Architecture/Engineering, Defense Systems and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance (O&M) of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on e-business by providing on-line consulting services through the Company’s website. The Information Technology segment currently is not large enough to be treated as a reportable segment.

      The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

      Summary financial information for each of the Company’s segments follows:

	Years Ended June 30,

	2001	2000	1999

	(In thousands)
NET SERVICE REVENUE

Environmental Services	$24,083	$23,885	$25,380

Architecture/Engineering	8,921	8,202	8,160

Defense Systems	6,477	5,700	5,181

	$39,481	$37,787	$38,721

OPERATING (LOSS)/INCOME(A)

Environmental Services	$4,420	$4,571	$6,305

Architecture/Engineering	797	750	(179)

Defense Systems	2,193	1,724	1,488

	$7,410	$7,045	$7,614

Selling, general and administrative expenses	(6,442)	(6,317)	(5,542)

Non-recurring charge	(1,320)	—	—

	$(352)	$728	$2,072

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

	Years Ended June 30,

	2001	2000

	(In thousands)
IDENTIFIABLE ASSETS

Environmental Services	$8,008	$9,208

Architecture/Engineering	5,229	4,170

Defense Systems	3,011	2,295

Corporate and Other	3,869	5,714

	$20,117	$21,387

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C ACCOUNTS RECEIVABLE

	June 30,

	2001	2000

	(In thousands)
Billed receivables

U.S. Government	$2,737	$4,818

Commercial	5,185	3,588

Unbilled receivables

U.S. Government	4,178	4,579

Commercial	1,740	1,483

	13,840	14,468

Allowance for doubtful accounts	(322)	(548)

	$13,518	$13,920

      Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of Federal and state governments’ incurred cost audits. Management anticipates that the June 30, 2001 unbilled receivables will be substantially billed and collected in fiscal year 2002.

NOTE D PROPERTY AND EQUIPMENT

	Estimated
	Useful Life
	in Years	June 30,

		2001	2000

		(In thousands)
Furniture and fixtures	5	$1,334	$1,278

Equipment	3 to 10	5,983	5,382

Leasehold improvements	Life of lease	1,926	1,896

		9,243	8,556

Accumulated depreciation and amortization		(6,728)	(6,095)

		$2,515	$2,461

      Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $678,000, $674,000, and $652,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

      Maintenance and repair expenses approximated $303,000, $312,000, and $322,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E DEBT

	June 30,

	2001	2000

	(In thousands)
Bank line of credit, Bank of America	$3,763	$3,713

Other	170	480

Total debt	3,933	4,193

Current portion of long-term debt	(170)	(480)

Long-term debt	$3,763	$3,713

      Versar’s line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables less the $300,000 guarantee of Sarnia’s (a former subsidiary of Versar) term loan by Versar. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (6.25% at June 30, 2001). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2001 was approximately $738,000. In December 2000, the Company extended its line of credit until November 2002. The loan has certain covenants related to maintenance of financial ratios. Advances under the line are due upon demand or on November 30, 2002. In August 2001, in conjunction with the settlement of the TAMS lawsuit (See Note I), the company obtained a waiver from the Bank of its financial covenants and reset them for fiscal year 2002. The bank also provided additional loan availability of $1,500,000 through December 2001 on the Company’s unbilled receivables. Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet the working capital needs for fiscal year 2002.

      Versar guarantees Sarnia’s term loan of $300,000 at June 30, 2001. As the term loan is repaid, Versar’s reserve will be reduced and added to Versar’s equity.

      The revolving Bank line of credit amount based on average daily balances outstanding for the years ended June 30, 2001, 2000, and 1999, approximated $3,973,000, $4,180,000 and $4,906,000, respectively, and the weighted average interest rates for such periods were 8.3%, 8.5%, and 8.0%, respectively. The maximum amount outstanding approximated $6,264,000, $6,086,500, and $6,125,600 during fiscal years 2001, 2000, and 1999, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

      Interest payments were $418,000, $414,000, and $533,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

NOTE F STOCK OPTIONS

      In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the 1992 Plan), the 1982 Incentive Stock Option Plan (the 1982 Plan), and a Non-Qualified Stock Option Plan adopted on April 30, 1987 (the 1987 Plan). Options have been granted from these plans to purchase the Company’s common stock.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Under the 1992 Plan, options may be granted to key employees at the fair market value on the date of grant and become exercisable during the five-year period from the date of the grant at 20% per year. Certain unexercised options are cancelled on the fifth anniversary of certain grants under the 1982 Plan and on the tenth anniversary of the grant under the remainder of the 1982 and 1992 Plans. Under the 1996 Stock Option Plan, options may be granted at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or 90 days after the date the option ceases to be affiliated with the Company or its subsidiaries.

      Options under the Stock Option 1982, 1992, and 1996 Plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)

Outstanding at June 30, 1998	1,170	$2.375	to	$5.375	$4,082

Granted	394	1.750	to	3.063	730

Exercised	(5)	2.375	to	2.688	(13)

Cancelled	(154)	1.750	to	4.500	(527)

Outstanding at June 30, 1999	1,405	$1.750	to	$5.375	$4,272

Granted	271	2.375	to	2.813	650

Exercised	(5)	1.750	to	1.750	(9)

Cancelled	(80)	1.750	to	4.500	(234)

Outstanding at June 30, 2000	1,591	$1.750	to	$5.375	$4,679

Granted	35	1.938	to	2.060	69

Cancelled	(344)	1.750	to	5.375	(1,056)

Outstanding at June 30, 2001	1,282	$1.750	to	$5.375	$3,692

      At June 30, 2001, 2000, and 1999, options aggregating 942,500, 1,066,000 and 859,000 shares were exercisable under the 1982, 1992 and 1996 Plans.

      Participants in the 1987 Plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised or have expired without exercise.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options under the 1987 Plan are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)

Outstanding at June 30, 1998	344	$2.375	to	$3.563	$985

Granted	10	4.750	to	4.750	48

Cancelled	(50)	3.125	to	3.125	(156)

Outstanding at June 30, 1999	304	$2.375	to	$4.750	$877

Cancelled	(5)	2.437	to	3.563	(15)

Outstanding at June 30, 2000	299	$2.375	to	$4.750	$862

Outstanding at June 30, 2001	299	$2.375	to	$4.750	$862

      Non-Qualified stock options of 299,000, 299,000, and 261,000 shares were exercisable at June 30, 2001, 2000, and 1999, respectively.

      The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

		2001	2000	1999

		(In thousands, except
		per share data)

Net (Loss) Income:	As Reported	$(787)	$340	$1,837

	Pro Forma	(921)	185	1,761

Net (Loss) Income Per Share - Basic:	As Reported	$(.12)	$.05	$.30

	Pro Forma	(.14)	.03	.28

Net (Loss) Income Per Share - Diluted:	As Reported	$(.12)	$.05	$.29

	Pro Forma	(.14)	.03	.28

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

      The weighted average fair value of options granted was $0.93, $1.22 and $0.97 during 2001, 2000 and 1999, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: expected volatility of 47%, 49% and 53% for 2001, 2000 and 1999, respectively; risk-free interest rate of 4.97%, 6.18% and 5.67% for 2001, 2000 and 1999, respectively; and expected lives of five years after the grant date.

NOTE G INCOME TAXES

      The benefit for income taxes applicable to income from continuing operations consists of the following:

	Years Ended June 30,

	2001	2000	1999

	(In thousands)
Current

Federal	$—	$—	$—

State	73	—	—

Deferred

Federal	283	(188)	(407)

State	34	50	121

	$390	$(138)	$(286)

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	June 30,	June 30,
	2001	2000

Deferred Tax Assets:

Employee benefits	$685	$658

Bad debt reserves	122	209

All other reserves	149	36

Discontinued operations reserves	157	316

Alternative minimum tax credits	117	117

Net operating losses	2,078	1,800

Net operating losses of purchased business	1,000	1,000

State tax net operating losses	280	258

Depreciation	164	107

Other	4	15

Total Deferred Tax Assets	4,756	4,516

Valuation Allowance	(3,056)	(2,499)

Net Deferred Tax Asset	$1,700	$2,017

      Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 2001, the Company had $117,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance until the probability of realization of these assets becomes more certain.

      SMC has net operating loss carryforwards of approximately $9,500,000 for federal income tax purposes, which will expire in the years 2002 through 2011. Due to the substantial changes in SMC’s ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the 9 remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The tax benefit was composed of the following:

	Years Ended June 30,

	2001	2000	1999

	(In thousands)
Expected provision at federal statutory rate	$(135)	$55	$527

Change in valuation allowance	421	(200)	(900)

State income tax, net of federal benefit	68	33	80

Permanent items	56	5	27

Other	(20)	(31)	(20)

	$390	(138)	$(286)

      Income taxes paid for the years ended June 30, 2001, 2000, and 1999 were $105,000, $91,000, and $69,000, respectively.

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

      Contributions to the ESOP are made at the discretion of the Company in the form of the Company’s stock or cash, which is invested by the plan’s Trustees in the Company’s stock. No contributions were made in fiscal years 2001, 2000, and 1999, respectively.

      The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee’s contribution up to 4% of the employee’s salary. This contribution may be in the Company’s stock or cash. All Company matching contributions were made in stock for the past three years and approximated $1,067,000, $164,000, and $629,000, for fiscal years 2001, 2000, and 1999, respectively.

      All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

      GEOMET, a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. There were no contributions made in fiscal years 2001 and 2000. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I COMMITMENTS AND CONTINGENCIES

      Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 1999 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

      The Company leases approximately 201,000 square feet of office space, including space leased from Sarnia, as well as data processing and other equipment under agreements expiring through 2009. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount

(In thousands)

2002	$3,291

2003	2,881

2004	2,502

2005	2,459

2006	1,468

2007 and thereafter	7,336

$19,937

      Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,637,000, $2,625,000 and $2,561,000, for 2001, 2000 and 1999, respectively.

      On January 26, 2001, TAMS Consultants, Inc., a subcontractor to Versar on one of its largest government contracts (which is now substantially completed), filed an action in the U.S. District Court for the Eastern District of Virginia, entitled TAMS Consultants, Inc. v. Versar, Inc. Case No. CA 01-114A. TAMS claimed breach of contract and fraudulent inducement alleging Versar failed to provide an agreed upon percentage of work to TAMS. TAMS also claimed monetary damages in excess of $5 million.

      Versar filed a Motion to Dismiss which was denied. At the same time, however; the Court granted TAMS the right to file an Amended Complaint which TAMS did, dropping the fraudulent inducement claims.

      On June 21, 2001, Versar entered into a Settlement Agreement to resolve the ongoing lawsuit between Versar and TAMS Consultants, Inc. As a result of this settlement and the legal fees and costs associated with the litigation, Versar took a charge of approximately $1,320,000 in the fourth quarter of fiscal year 2001.

      The TAMS litigation was not covered by insurance. The alternatives, however, of significant additional legal costs, the uncertainty of full success at trial or other settlement scenarios were deemed unacceptable.

      Versar is a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that the outcome of these lawsuits will have a material adverse effect on the Company’s consolidated financial position and results of operations.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J CUSTOMER INFORMATION

      A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended June 30,

	2001	2000	1999

	(In thousands)
U.S. Department of Defense	$38,157	$28,021	$24,973

U.S. Environmental Protection Agency	2,734	3,245	3,496

Other U.S. Government agencies	5,202	2,158	1,316

Total U.S. Government	$46,093	$33,424	$29,785

      The Company’s largest contract with the U.S. Air Force generated revenues of approximately $13,865,000 and $4,508,000 in fiscal years 2001 and 2000, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for fiscal years 2001 and 2000 is as follows (in thousands, except per share amounts):

	Fiscal Year 2001				Fiscal Year 2000

Quarter ending	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Gross Revenue	$15,107	$16,789	$17,745	$16,175	$15,460	$12,955	$13,758	$13,976

Net Service Revenue	9,592	9,947	10,259	9,683	10,117	9,159	9,145	9,366

Operating (loss) income	(1,697)	241	563	541	209	(186)	225	480

Net (loss) income	$(1,377)	$70	$261	$259	$71	$(185)	$274	$180

Net (loss) income per

share – diluted	$(0.21)	$0.01	$0.04	$0.04	$.01	$(.03)	$.04	$.03

Weighted average number of

shares outstanding -

diluted	6,475	6,518	6,486	6,482	6,465	6,405	6,471	6,511

      Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR

ALLOWANCE FOR DOUBTFUL

ACCOUNTS

1999	615,830	92,257	(99,540)	608,547

2000	608,547	230,869	(291,012)	548,404

2001	548,404	179,017	(405,733)	321,688