Form 10-Q
period 2001-06-30
VERSAR INC
filed 2001-11-14
CIK 803647

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.  20549

                        FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended      Commission File Number 1-9309
September 30, 2001                                        -------
------------------

                        VERSAR, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                         54-0852979
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    No.)

     6850 Versar Center
     Springfield, Virginia                    22151
-------------------------------   -------------------------------
(Address of principal executive             (Zip Code)
 offices)

Registrant's telephone number, including area code  (703)750-3000
                                                  ---------------


                        Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X   No
                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Class of Common Stock      Outstanding at October 30, 2001
   ---------------------      -------------------------------
      $ .01 par value                 6,557,952 shares

                  VERSAR, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2001 and June 30, 2001.                3

           Consolidated Statements of Operations for the
           Three-Month Periods Ended September 30, 2001 and
           2000.                                                4

           Consolidated Statements of Cash Flows
           for the Three-Month Periods Ended
           September 30, 2001 and 2000.                         5

           Notes to Consolidated Financial Statements         6-9

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                       10-12

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                   12

  ITEM 6 - Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                     13

                   VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                           (In thousands)

                                        September 30,      June 30,
                                            2001             2001
                                        -------------  -------------
ASSETS                                   (Unaudited)
  Current assets
    Cash and cash equivalents . . . .   $         58   $         58
    Accounts receivable, net. . . . .         13,105         13,518
    Prepaid expenses and other
     current assets . . . . . . . . .          1,205          1,269
    Deferred income taxes . . . . . .            449            449
                                        -------------  -------------
      Total current assets. . . . . .         14,817         15,294

  Property and equipment, net . . . .          2,525          2,515
  Deferred income taxes . . . . . . .          1,242          1,251
  Goodwill. . . . . . . . . . . . . .            831            849
  Other assets. . . . . . . . . . . .            195            208
                                        -------------  -------------
      Total assets. . . . . . . . . .   $     19,610   $     20,117
                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . . .   $      4,291   $      3,658
    Current portion of long-term
      debt. . . . . . . . . . . . . .             78            170
    Accrued salaries and vacation . .          1,836          2,346
    Other liabilities . . . . . . . .          1,693          2,047
                                        -------------  -------------
      Total current liabilities . . .          7,898          8,221

  Bank line of credit . . . . . . . .          3,897          3,763
  Other long-term liabilities . . . .          1,251          1,292
  Liabilities of discontinued
    operations. . . . . . . . . . . .            528            528
  Reserve on guarantee of real
    estate debt . . . . . . . . . . .            225            300
                                        -------------  -------------
      Total liabilities . . . . . . .         13,799         14,104
                                        -------------  -------------
  Stockholders' equity
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    6,477,452 shares and 6,475,052
    shares issued at September 30,
    and June 30, 2001, respectively;
    6,424,414 shares and 6,437,814
    shares outstanding at September
    30, and June 30, 2001,
    respectively. . . . . . . . . . .             65             65
   Capital in excess of par value . .         18,363         18,359
   Accumulated deficit. . . . . . . .        (12,511)       (12,338)
   Treasury stock . . . . . . . . . .           (106)           (73)
                                        -------------  -------------
      Total stockholders' equity. . .          5,811          6,013
                                        -------------  -------------

      Total liabilities and
        stockholders' equity. . . . .   $     19,610   $     20,117
                                        =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
       (Unaudited - in thousands, except per share amounts)


                                           For the Three-Month
                                       Periods Ended September 30,
                                       ----------------------------
                                            2001           2000
                                       -------------  -------------

GROSS REVENUE . . . . . . . . . . . .  $     15,002   $     16,175
Purchased services and materials,
  at cost . . . . . . . . . . . . . .         6,099          6,492
                                       -------------  -------------

NET SERVICE REVENUE . . . . . . . . .         8,903          9,683
Direct costs of services and
  overhead. . . . . . . . . . . . . .         7,554          7,681
Selling, general and administrative
  expenses                                    1,515          1,461
                                       -------------  -------------

OPERATING (LOSS) INCOME . . . . . . .          (166)           541

OTHER EXPENSE
Interest expense. . . . . . . . . . .            69            109

Income tax expense. . . . . . . . . .            13            173
                                       -------------  -------------

NET (LOSS) INCOME . . . . . . . . . .  $       (248)  $        259
                                       =============  =============

NET (LOSS) INCOME PER SHARE - BASIC
 AND DILUTED. . . . . . . . . . . . .  $       (.04)  $        .04
                                       =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . . .         6,476          6,456
                                       =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . . .         6,476          6,482
                                       =============  =============


  The accompanying notes are an integral part of these consolidated financial statements.

                   VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (Unaudited - in thousands)

                                           For the Three-Month
                                       Periods Ended September 30,
                                       ----------------------------
                                            2001           2000
                                       -------------  -------------

Cash flows from operating activities
 Net (loss) income. . . . . . . . . .  $       (248)  $        259

 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities
    Depreciation and amortization . .           196            190
    Provision for doubtful accounts
     receivable . . . . . . . . . . .            31             30
    Common stock issued to ESSOP. . .           ---            345
    Deferred tax. . . . . . . . . . .             9            123

 Changes in assets and liabilities
    Decrease (increase) in accounts
     receivable . . . . . . . . . . .           382         (3,150)
    Decrease in prepaids and other
     assets . . . . . . . . . . . . .            77             88
    Increase in accounts payable. . .           633          2,554
    Decrease accrued salaries and
     vacation . . . . . . . . . . . .          (510)          (333)
    Decrease in other liabilities . .          (395)           (45)
                                       -------------  -------------
        Net cash provided by
         operating activities . . . .           175             61
                                       -------------  -------------

Cash flows from investing activities
 Purchase of property and equipment .          (188)          (178)
                                       -------------  -------------

Cash flows from financing activities
 Net borrowings on bank line of
  credit. . . . . . . . . . . . . . .           134            611
 Principal payments on long-term
  debt. . . . . . . . . . . . . . . .           (92)          (141)
 Purchase of treasury stock . . . . .           (33)          (334)
 Proceeds from issuance of the
  Company's common stock. . . . . . .             4            ---
                                       -------------  -------------
        Net cash provided by
         financing activities . . . .            13            136
                                       -------------  -------------

Net increase in cash and cash
 equivalents. . . . . . . . . . . . .           ---             19
Cash and cash equivalents at
 beginning of the period. . . . . . .            58             55
                                       -------------  -------------
Cash and cash equivalents at end
 of the period. . . . . . . . . . . .  $         58   $         74
                                       =============  =============

Supplementary disclosure of cash flow
 information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . .  $         58   $         74
    Income taxes. . . . . . . . . . .            15             26


    The accompanying notes are an integral part of these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2001 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2001, and the results of operations for the three-month periods ended September 30, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At June 30, 2001, the Company had $4.8 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.1 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

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


                                       For the Three-Month
                                    Periods Ended September 30,
                                    ----------------------------
                                       2001            2000
                                    -------------  -------------

Weighted average common shares
  outstanding - basic . . . . . . .    6,476,397      6,455,995

Assumed exercise of options
 (treasury stock method). . . . . .          ---         26,198
                                    -------------  -------------
                                       6,476,397      6,482,193
                                    =============  =============

(G)  Common Stock

     In the first quarter of fiscal year 2002, 2,400 shares of common stock were issued to employee stock option plan. In the first quarter of fiscal year 2001, 64,228 shares were issued to the employee benefit plans for contributions for the second quarter of fiscal year 2000.

(H)  Treasury Stock

     In the first quarter of fiscal year 2002, the Company purchased 15,800 shares of treasury stock from the open market for an aggregate purchase price of approximately $33,000. In the first quarter of fiscal year 2001, 183,000 shares of treasury stock at an aggregate price of approximately $334,000 were purchased. These shares were held as treasury stock and were later re-issued to the Employee Savings and Stock Ownership Plan as the Company's 401(k) match. At September 30, 2001, 53,038 shares of treasury stock were outstanding. The Company plans to either continue purchasing stock in the open market for the Company's 401(k) plan matching contribution or contribute cash in lieu of issuing new equity for employee benefit plans.

                 VERSAR, INC. AND SUBSIDIARIES
    Notes to Consolidated Financial Statements (continued)

(I)  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement closes. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," by establishing a single accounting model for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect SFAS No. 143 or SFAS No. 144 to have a material impact on the Company's results of operations or financial condition.

(J)  Business Segments

     The Company's business segments are Environmental Services, Architecture/ Engineering, Defense and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the developing, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The information technology segment currently is not large enough to become a reportable segment.

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

     Summary financial information for each of the Company's segments follows:

                                       For the Three-Month
                                   Periods Ended September 30,
                                   ---------------------------
                                         (In thousands)

                                 Net Sales         Operating Income
                           --------------------  --------------------
                             2001        2000      2001        2000
                           --------    --------  --------    --------

Environmental Services     $ 5,379     $ 5,939   $   903     $ 1,234
Architecture/Engineering     2,126       2,296         4         387
Defense                      1,398       1,448       442         381
                           --------    --------  --------    --------
                           $ 8,903     $ 9,683   $ 1,349     $ 2,002
                           ========    ========  ========    ========

                     VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

                                    Identifiable Assets
                                    -------------------
                                      (In thousands)
                          September 30, 2001     June 30, 2001
                          ------------------     -------------
Environmental Services        $    9,321           $  8,008
Architecture/Engineering           4,412              5,229
Defense                            1,589              3,011
Corporate and other                4,306              3,869
                              -----------          -----------
                              $   19,628           $ 20,117

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 2002 and 2001
------------------------------------------------------

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

     Versar's gross revenue for the first quarter of fiscal year 2002 decreased by $1,173,000 (7%) compared to gross revenue for the comparable period of fiscal year 2001. The decrease is primarily due to a decline in construction revenues of approximately $2,500,000 in the Company's Environmental segment. In fiscal year 2001, the Company had $10,000,000 of construction backlog in the Company's AFCEE RAC contract. The follow on contract was recently awarded in the fourth quarter of fiscal year 2001. As such, the initial delivery orders for the follow on contract have started to be awarded in the first quarter of 2002. The volume of construction work awarded under the follow on contract has not been enough to replace the volume in the previous fiscal year. The Company continues to market and develop this contract as well as our other Air Force vehicles won in fiscal year 2001 to increase our volume of Air Force work.
The decrease in revenue was in part offset by higher revenues in the Company's Defense segment in support of the Company's STEPO suit production program.

     Purchased services and materials for the first quarter of fiscal year 2002 decreased by $393,000 (6%) compared to comparable costs for fiscal year 2001. The decrease is due to lower subcontracted activities associated with the construction work, which was in part offset by higher subcontracted activities in the Defense segment as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 8% compared the first quarter of fiscal year 2001. The decrease is primarily due to the lower gross revenues as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 85% in the first quarter of fiscal year 2002 compared to 79% in the first quarter of fiscal year 2001. The increase is primarily due to lower labor utilization as a result of contract delays and costs associated with personnel reductions at the end of the quarter of approximately $150,000 to balance the Company's labor base with the existing workload.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 17% of net service revenue in the first quarter of fiscal year 2002 compared to 15% in the first quarter of fiscal year 2001. The increase is primarily due to the decrease in net service revenue during the first quarter of fiscal year 2002.

     Operating (loss) income for the first quarter of fiscal year 2002 was a loss of $166,000, a decrease of $707,000 compared to the first quarter of fiscal year 2001. The decrease is attributable to the reduction in gross revenues and increased direct costs of services and overhead as a percentage of net service revenue.

     Interest expense during the first quarter of fiscal year 2002 decreased by $40,000 compared to interest expense for the comparable period of the previous fiscal year. The decrease is primarily due to a decrease in interest rates on the Company's bank debt due to reductions of the libor rate during the quarter.


     Income tax expense during the first quarter of fiscal year 2002 decreased by $160,000 compared to the comparable period of the previous fiscal year. The decrease is due to the lower earnings in the quarter. The Company continues to carry a tax valuation allowance of approximately $3.1 million against deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net loss for the first quarter of fiscal year 2002 was $248,000 compared to net income of $259,000 in the first quarter of fiscal year 2001. The decrease is due to the lower net service revenue and higher direct costs of services and overhead as a percentage of net service revenue as mentioned above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital as September 30, 2001 approximated $6,919,000 or a $154,000 (2%) decrease from June 30, 2001. The decrease is primarily due to the operating loss in the quarter. In addition, the Company's current ratio as September 30, 2001 was 1.88, which was slightly higher than that reported on June 30, 2001.

     Versar's line of credit provides for advances up to $6,500,000 based on qualifying receivables and unbilled receivables less the $225,000 guarantee on Sarnia's term loan by Versar. Interest is based on the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (5.41% at September 30, 2001). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 2001 was approximately $2,634,000. Due to the Company's financial performance during the quarter, at September 30, 2001 the Company was not in compliance with its loan covenants relating to tangible net worth and fixed charge ratio. The Company received
a waiver from its lender with respect to this default.   Advances
under the line of credit are due on demand or on November 30, 2002. Management believes that the cash generated by operations and borrowings available from the bank line of credit will be adequate to meet the working capital needs for fiscal year 2002.

     Versar guarantees certain debt of Sarnia Corporation. The balance due on the term loan was $225,000 at September 30, 2001 and accordingly, Versar has reduced its reserve to $225,000 as of September 30, 2001. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Approximately $350,000 will be required for capital expenditures during the remainder of fiscal year 2002 primarily for laboratory equipment, hardware upgrades and computer systems.
The Company plans to utilize funds generated from operations to fund such capital expenditures during the fiscal year.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the parties are working on scheduling discovery in the other proceedings. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
            None

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






                                            VERSAR, INC.
                                  ------------------------------
                                            (Registrant)






                                  By:  /S/ Theodore M. Prociv
					       ---------------------------
                                     Theodore M. Prociv
                                     Chief Executive Officer,
                                     President, and Director



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



Date:  November 12, 2001