Form 10-Q
period 2001-12-31
VERSAR INC
filed 2002-02-15
CIK 803647

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period
Ended   December 31, 2001           Commission File Number 1-9309
     ------------------------                             --------


                              VERSAR, INC.
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                          54-0852979
--------------------------------    ------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
 incorporation or organization)      No.)

      6850 Versar Center
     Springfield, Virginia                     22151
--------------------------------     -----------------------------
(Address of principal executive              (Zip Code)
 offices)

Registrant's telephone number, including area code (703) 750-3000
                                                  ----------------

                             Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock      Outstanding at January 31, 2002
     ---------------------      -------------------------------
        $ .01 par value                 6,807,083 shares

                       VERSAR, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q

                                                            PAGE
                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1 -  Financial Statements

            Consolidated Balance Sheets as of
            December 31, 2001 and June 30, 2001.              3

            Consolidated Statements of Operations for the
            Three-Month and Six-Month Periods Ended
            December 31, 2001 and 2000.                       4

            Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended
            December 31, 2001 and 2000.                       5

            Notes to Consolidated Financial Statements      6-9

  ITEM 2 -  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                    10-13

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                 13

  ITEM 4 - Submission of Matters to a Vote of
           Stockholders                                      14

  ITEM 6 - Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                   15

                    VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                     December 31,     June 30,
                                        2001            2001
                                     ------------   ------------
ASSETS                               (Unaudited)
  Current assets
    Cash and cash equivalents . . .  $        58    $        58
    Accounts receivable, net. . . .       15,737         13,518
    Prepaid expenses and other
      current assets. . . . . . . .          851            827
    Deferred income taxes . . . . .          489            449
                                     ------------   ------------
       Total current assets . . . .       17,135         14,852

  Property and equipment, net . . .        2,477          2,515
  Deferred income taxes . . . . . .          983          1,251
  Goodwill. . . . . . . . . . . . .          812            849
  Other assets. . . . . . . . . . .          642            650
                                     ------------   ------------
       Total assets . . . . . . . .  $    22,049    $    20,117
                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . .  $     5,483    $     3,658
    Current portion of long-term
      debt. . . . . . . . . . . . .           16            170
    Accrued salaries and vacation .        2,214          2,346
    Other liabilities . . . . . . .        1,390          2,047
    Liabilities of discontinued
      operations. . . . . . . . . .          161            ---
                                     ------------   ------------
       Total current liabilities. .        9,264          8,221

  Bank line of credit . . . . . . .        3,720          3,763
  Other long-term liabilities . . .        1,277          1,292
  Liabilities of discontinued
    operations. . . . . . . . . . .          320            528
  Reserve on guarantee of real
    estate debt . . . . . . . . . .          150            300
                                     ------------   ------------
       Total liabilities. . . . . .       14,731         14,104
                                     ------------   ------------

  Stockholders' equity
    Common stock, $.01 par value;
      30,000,000 shares authorized;
      6,739,763 shares and 6,475,052
      shares issued at December 31,
      and June 30, 2001, respectively;
      6,729,794 shares and 6,437,814
      shares outstanding at December
      31, and June 30, 2001,
      respectively. . . . . . . . .           67             65
    Capital in excess of par value.       19,072         18,359
    Accumulated deficit . . . . . .      (11,775)       (12,338)
    Treasury stock. . . . . . . . .          (46)           (73)
                                     ------------   ------------
       Total stockholders' equity .        7,318          6,013
                                     ------------   ------------

       Total liabilities and
         stockholders' equity . . .  $    22,049    $    20,117
                                     ============   ============

            The accompanying notes are an integral part of
                these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
          (Unaudited - in thousands, except per share amounts)

                                                 For the Three-Month        For the Six-Month
                                              Periods Ended December 31, Periods Ended December 31,
                                              -------------------------- --------------------------
                                                   2001        2000           2001        2000
                                              ------------  ------------ ------------  ------------
GROSS REVENUE. . . . . . . . . . . . . . . .  $    18,275   $    17,745  $    33,277   $    33,920
Purchased services and materials, at costs .        8,031         7,486       14,130        13,978
                                              ------------  ------------ ------------  ------------

NET SERVICE REVENUE. . . . . . . . . . . . .       10,244        10,259       19,147        19,942
Direct costs of services and overhead. . . .        7,474         8,160       15,028        15,841
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .        1,636         1,536        3,151         2,997
                                              ------------  ------------ ------------  ------------

OPERATING INCOME . . . . . . . . . . . . . .        1,134           563          968         1,104

OTHER EXPENSE
Interest expense . . . . . . . . . . . . . .           56           135          125           244
Income tax expense . . . . . . . . . . . . .          337           167          350           340
                                              ------------  ------------ ------------  ------------

INCOME FROM CONTINUING OPERATIONS. . . . . .          741           261          493           520

Loss from discontinued operations
 (net of tax benefit $50). . . . . . . . . .          (80)          ---          (80)          ---
                                              ------------  ------------ ------------  ------------

NET INCOME . . . . . . . . . . . . . . . . .  $       661   $       261  $       413   $       520
                                              ============  ============ ============  ============

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - BASIC . . . . . . . . . . . .  $      0.11   $      0.04  $      0.08   $      0.08
                                              ============  ============ ============  ============

INCOME PER SHARE FROM CONTINUING
  OPERATIONS - DILUTED . . . . . . . . . . .  $      0.11   $      0.04  $      0.07   $      0.08
                                              ============  ============ ============  ============

(LOSS) PER SHARE FROM DISCONTINUED
  OPERATIONS - BASIC AND DILUTED . . . . . .  $      (.01)  $       ---  $     (0.01)  $       ---
                                              ============  ============ ============  ============

NET INCOME PER SHARE - BASIC . . . . . . . .  $      0.10   $      0.04  $      0.06   $      0.08
                                              ============  ============ ============  ============

NET INCOME PER SHARE - DILUTED . . . . . . .  $      0.09   $      0.04  $      0.06   $      0.08
                                              ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC. . . . . . . . . . . .        6,630         6,475        6,553         6,466
                                              ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - DILUTED. . . . . . . . . . .        7,006         6,486        6,794         6,483
                                              ============  ============ ============  ============

                      The accompanying notes are an integral part of
                          these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)
                                                      For the Six-Month
                                                  Periods Ended December 31,
                                                  --------------------------
                                                       2001        2000
                                                  ------------  ------------
Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . . .   $       413   $       520

 Adjustments to reconcile net income to
  net cash used in operating activities
   Depreciation and amortization. . . . . . . .           387           368
   Loss on sale of property and equipment . . .             2           ---
   Provision for doubtful accounts receivable .           108            94
   Common stock issued to ESSOP . . . . . . . .           106           723
   Deferred tax . . . . . . . . . . . . . . . .           228           290

 Changes in assets and liabilities
   Increase in accounts receivable. . . . . . .        (2,327)       (3,076)
   (Increase) decrease in prepaids and other
     assets . . . . . . . . . . . . . . . . . .            24           204
   Increase in accounts payable . . . . . . . .         1,825         2,185
   Decrease in accrued salaries and vacation. .          (132)         (476)
   Decrease in other liabilities. . . . . . . .          (672)         (393)
                                                  ------------  ------------

       Net cash (used in)/provided by
        continuing operations . . . . . . . . .           (38)          439
 Changes in net assets/liabilities of
  discontinued operations . . . . . . . . . . .           (47)          ---
                                                  ------------  ------------
       Net cash (used in)/provided by
        operating activities. . . . . . . . . .           (85)          439
                                                  ------------  ------------

Cash flows from investing activities
  Purchase of property and equipment. . . . . .          (314)         (319)
                                                  ------------  ------------

Cash flows from financing activities
  Net (payment) borrowings on bank line of
   credit . . . . . . . . . . . . . . . . . . .           (43)          872
  Principal payments on long-term debt. . . . .          (154)         (283)
  Proceeds from issuance of the Company's
   common stock . . . . . . . . . . . . . . . .           675           ---
  Purchase of treasury stock. . . . . . . . . .           (79)         (690)
                                                  ------------  ------------

       Net cash provided by/(used in)
        financing activities. . . . . . . . . .           399          (101)
                                                  ------------  ------------

Net increase in cash and cash equivalents . . .           ---            19
Cash and cash equivalents at the beginning
 of the period. . . . . . . . . . . . . . . . .            58            55
                                                  ------------  ------------

Cash and cash equivalents at the end
 of the period. . . . . . . . . . . . . . . . .   $        58   $        74
                                                  ============  ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . .   $       143   $       186
    Income taxes. . . . . . . . . . . . . . . .            44            46

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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2001, and the results of operations for the six-month periods ended December 31, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one fiscal year, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

                     VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At June 30, 2001, the Company had $4.8 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.1 million was established as of June 30, 2001. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Net Income Per Share

     Basic net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable reporting period. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic net income per share to the weighted average number of shares outstanding for diluted net income per share.

                                                 For the Three-Month        For the Six-Month
                                              Periods Ended December 31, Periods Ended December 31,
                                              -------------------------- --------------------------
                                                   2001        2000           2001        2000
                                              ------------  ------------ ------------  ------------
Weighted average common shares
  outstanding - basic . . . . . . . . . . .     6,630,298     6,475,052    6,553,387     6,465,524

Assumed exercise of options
  (treasury stock method) . . . . . . . . .       375,601        11,142      240,239        17,053
                                              ------------  ------------ ------------  ------------

                                                7,005,899     6,486,194    6,793,626     6,482,577
                                              ============  ============ ============  ============

(G)  Common Stock

     In the first six months of fiscal year 2002, 264,711 shares of common stock were issued to employee stock option plan. In the first six months of fiscal year 2001, 64,228 shares were issued to the employee benefit plans for the second quarter of fiscal year 2000 Company 401(k) match.

(H)  Treasury Stock

     During the first six months of fiscal year 2002, the Company purchased 20,100 shares of treasury stock from the open market for an aggregate purchase price of approximately $48,000 and re-issued 53,038 shares from treasury to the Employee Savings and Stock Ownership Plan (ESSOP) as the Company's 401(k) match. In the first six months of fiscal year 2001, Versar purchased 355,800 shares of treasury stock in the open market at an aggregate price of approximately $690,000 were purchased. These shares were held as treasury stock and were later

                     VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

re-issued to the ESSOP as the Company's 401(k) match.  At
December 31, 2001, 9,969 shares of treasury stock were outstanding. The Company plans to either continue purchasing stock in the open market for the Company's 401(k) plan matching contribution or contribute cash in lieu of issuing new equity to meet the Company's matching contribution obligation.

(I)  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". The provisions of SFAS No. 143 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. Versar is required to adopt SFAS
No. 143 on July 1, 2002. The Company anticipates an annual increase to net income of $73,293, or $0.01 per share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on Versar's results of operations or financial condition. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," by establishing a single accounting model for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect SFAS No. 143 or SFAS No. 144 to have a material impact on the Company's results of operations or financial condition.

(J)  Business Segments

     The Company's business segments are Environmental Services, Architecture/ Engineering, Defense and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the development, testing and providing personal protection equipment. The newly formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The information technology segment currently is not large enough to be a reportable segment.

     The Company evaluates and measures the performance of its business segments based on net sales and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.
                                 8

                     VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

     Summary financial information for each of the Company's segments follows:

                                Net Service Revenue
                                -------------------
                                  (In thousands)

                   For the Three-Month        For the Six-Month
                Periods Ended December 31, Periods Ended December 31,
                -------------------------- --------------------------
                    2001          2000         2001          2000
                ------------  ------------ ------------  ------------

Environmental
  Services      $     5,885   $     6,478  $    11,264   $    12,419
Architecture/
  Engineering         2,341         2,133        4,467         4,428
Defense               2,018         1,648        3,416         3,095
                ------------  ------------ ------------  ------------
                $    10,244   $    10,259  $    19,147   $    19,942
                ============  ============ ============  ============


                                 Operating Income
                                 ----------------
                                  (In thousands)

                   For the Three-Month        For the Six-Month
                Periods Ended December 31, Periods Ended December 31,
                -------------------------- --------------------------
                    2001          2000         2001          2000
                ------------  ------------ ------------  ------------

Environmental
  Services      $     1,465   $     1,389  $     2,367   $     2,622
Architecture/
  Engineering           357           117          361           505
Defense                 948           593        1,391           974
                ------------  ------------ ------------  ------------
                      2,770         2,099        4,119         4,101
                ------------  ------------ ------------  ------------

Selling,
  general and
  administrative
  expenses           (1,636)       (1,536)      (3,151)       (2,997)
                ------------  ------------ ------------  ------------
                $     1,134   $       563  $       968   $     1,104
                ============  ============ ============  ============


                                Identifiable Assets
                                -------------------
                                   (In thousands)

                         December 31, 2001    June 30, 2001
                         -----------------    -------------
Environmental Services       $   9,442          $   8,008
Architecture/Engineering         5,540              5,229
Defense                          2,671              3,011
Corporate and other              4,396              3,869
                             ----------         ----------
                             $  22,049          $  20,117
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

Second Quarter Comparison for Fiscal Year 2002 and 2001
-------------------------------------------------------

     Versar's gross revenue for the second quarter of fiscal year 2002 increased by $ 530,000 (3%) compared to gross revenue for the comparable period of fiscal year 2001. The increase is due to the emergency response biological testing work performed in the Company's Defense segment as part of the Company's Homeland Defense initiatives.

     Purchased services and materials for the second quarter of fiscal year 2002 increased by $545,000 (7%) compared to comparable costs for the second quarter of fiscal year 2001. The increase is due to the initiation of new construction work under the Company's Architecture and Engineering segment.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by $15,000 for the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001. The slight decrease is due to a decline in remedial construction work under the Company's Environmental segment, which was partially offset by the increase in the Company's Defense and Architecture and Engineering segments as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 73.0% in the second quarter of fiscal year 2002 compared to 79.5% in the second quarter of fiscal year 2001. The decrease is primarily due to improved labor utilization during the second quarter of fiscal year 2002 in support of the Company's Homeland Defense initiatives.

     Selling, general and administrative expenses approximated
16.0% of net service revenue for the second quarter of fiscal year 2002 compared to 15.0% in the second quarter of fiscal year
2001. The increase is primarily due increased corporate marketing expenses during the quarter.

     Operating income for the second quarter of fiscal year 2002 was $1,134,000, an increase of $571,000 (101%) compared to the second quarter of fiscal year 2001. The increase is attributable to the increased labor utilization, which resulted in a 6.5% decrease in direct costs and services of overhead as a percentage of net service revenue.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Interest expense during the second quarter of fiscal year
2002 decreased by $79,000 compared to the comparable period of the prior fiscal year. The decrease is the result of reduced interest rates on the Company's line of credit.

     Income tax expense during the second quarter of fiscal year 2002 increased by $170,000 compared to the comparable period of the previous fiscal year. The increase is the result of higher taxable income and higher operating income during the second quarter of fiscal year 2002. The Company continues to carry a tax valuation allowance of approximately $3.1 million against deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Income from continuing operations for the second quarter was $741,000, an increase of $480,000 (184%) over that reported in the previous fiscal year. The increase is due to the reduced direct costs of services and overhead as a percentage of net service revenue as mentioned above.

     Loss from discontinued operations increased by $80,000, net of tax of $50,000 due to the requirement of an additional accrual in order to wind down a benefit plan of a former subsidiary of the Company.

     Versar's net income for the second quarter of fiscal year 2002 was $661,000 compared to net income of $261,000 for the second quarter of fiscal year 2001. The increase is due to the lower direct costs of services as a percentage of net service revenue as mentioned above.

Six Months Comparison of Fiscal Years 2002 and 2001
---------------------------------------------------

     Versar's gross revenue for the first six months of fiscal year 2002 decreased by $643,000 (2%) compared to gross revenue for the comparable period of fiscal year 2001. The decrease is attributable to a decline in remediation construction work in the Company's Environmental segment, which was in part offset by increased revenues in the Company's Defense segment during the second quarter of fiscal year 2002.

     Purchased services and materials for the first six months of fiscal year 2002 increased by $152,000 (1%) compared to comparable costs for fiscal year 2001. The increase is due to higher subcontracted efforts in the Company's Defense segment.

     Net service revenue for the first six months of fiscal year
2002 decreased by $795,000 (4%) compared to the first six months of fiscal year 2001. The decrease is attributable to the decrease in gross revenue as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue for the first six months of fiscal year 2002 was 78.5%, which was slightly less than the first six months of fiscal year 2001. The decrease was due to the better financial performance and higher labor utilization during the second quarter of fiscal year 2002.

     Selling, general and administrative expenses approximated 16.5% of net service revenue for the first six months of fiscal year 2002 compared to 15.0% for the first six months of fiscal year 2001. The increase is primarily due to higher expenses recorded in the second quarter of fiscal year 2002 due to increased corporate business development efforts.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Operating income for the first six months of fiscal year 2002 was $968,000, a decrease of (12%) compared to the first six months of fiscal year 2001. The decrease is attributable to the lower financial performance during the first quarter of fiscal year 2002.

     Interest expense for the first six months of fiscal year 2002 decreased by $119,000 compared to the same period of the previous fiscal year. The decrease is primarily due to reduced interest rates on the Company's line of credit during the six month period.

     Income tax expense for the first six months of fiscal year 2002 increased by $10,000 compared to the same period of the previous fiscal year. The increase is due to the higher state taxable income for the period as compared to the previous fiscal year.

     Income from continuing operations was $493,000, a decrease of $27,000 compared to the prior fiscal year. The decrease is due to the lower operating income in fiscal year 2002.

     Loss from discontinued operations was $80,000, net of tax of $50,000 recorded in the second quarter of fiscal year 2002 due to the requirement of additional accruals in order to wind down a benefit plan of a former subsidiary of the Company.

     Versar's net income for the first six months of fiscal year 2002 was $413,000, compared to $520,000 for the first six months fo fiscal year 2001. The decrease is primarily due to the poorer financial performance in the first quarter of fiscal year 2002.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 2001 approximated $7,871,000 or $1,240,000 (19%) higher than June 30, 2001. The increase is due to improved financial performance and the exercise of stock options during the second quarter of fiscal year 2002. In addition, the Company's current ratio at December 31, 2001 was 1.85, compared to 1.81 reported for the year ended June 30, 2001.

     Versar's line of credit with the Bank of America provides for advances up to $6,500,000 based on qualifying receivables and unbilled receivables less the $150,000 guarantee on Sarnia's term loan by Versar. Interest is based on the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.68% at December 31, 2001). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at December 31, 2001 was approximately $2,780,000. The Company was in compliance with its financial covenants as of December 31, 2001. Advances under the line of credit are due on demand or November 30, 2003. Management believes that the cash generated by operations and borrowings available from the line of credit will be adequate to meet the working capital needs for fiscal year 2002.

     Versar guarantees certain debt of Sarnia Corporation. The balance due on the term loan at December 31, 2001 was $150,000 and accordingly, Versar has reduced its reserve to $150,000 as of December 31, 2001. As the term loan is repaid, the reserve will be reduced and added to Versar's equity.

     Approximately $200,000 will be required for capital expenditures during the remainder of fiscal year 2002 primarily for equipment and computer systems. The Company plans to utilize funds generated from operations to fund such capital expenditures during the fiscal year.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for the projected increases in labor and other costs.


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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the plaintiffs and third-party defendants have filed Motions to Dismiss. Also discovery has commenced. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the "Annual
Meeting") was held on November 28, 2001. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
            The election of the following persons to serve as directors of the Company was approved as indicated below:

                               Vote            Withheld
                               for             Authority
                            ---------          ---------

Benjamin M. Rawls           5,847,825             42,490
Michael Markels, Jr.        5,869,496             20,819
Robert L. Durfee            5,870,049             20,266
Thomas J. Shields           5,868,300             22,015
Theodore M. Prociv          5,853,737             36,578
James L. Gallagher          5,868,922             21,393
Amoretta M. Hoeber          5,866,522             23,793
Fernando V. Galaviz         5,868,300             22,015
Paul J. Hoeper              5,865,395             24,920

     (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 2002.

     The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                         For          Against         Abstain
                      ---------      ---------       ---------
                      5,866,983        19,078          4,254

Item 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              None

     (b)  Reports on Form 8-K
              None.
                                   14

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


Date:  February 15, 2002