Form 10-Q
period 2002-03-31
VERSAR INC
filed 2002-05-14
CIK 803647

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended      Commission File Number
        March 31, 2002                      1-9309
        --------------                      ------


                             VERSAR, INC.
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                       54-0852979
-------------------------------    ---------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

      6850 Versar Center
    Springfield, Virginia                    22151
-------------------------------    ---------------------------
(Address of principal executive            (Zip Code)
 offices)

Registrant's telephone number, including area code (703) 750-3000
                                                  ------------------


                            Not Applicable
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No
                            -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock    Outstanding at May 1, 2002
          ---------------------    --------------------------
             $ .01 par value             6,844,483 shares

                    VERSAR, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q


                                                          PAGE
                                                          ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2002 and June 30, 2001.                 3

           Consolidated Statements of Operations
           for the Three-Month and Nine-Month
           Periods Ended March 31, 2002 and
           2001.                                             4

           Consolidated Statements of Cash Flows
           for the Nine-Month Periods Ended
           March 31, 2002 and 2001.                          5

           Notes to Consolidated Financial Statements      6-9

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                    10-12


PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                13

  ITEM 6 - Exhibits and Reports on Form 8-K                 13

SIGNATURES                                                  14

                    VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                            (In thousands)

                                     March 31,       June 30,
                                       2002            2001
                                   ------------    ------------
ASSETS                              (Unaudited)
  Current assets
    Cash and cash equivalents . .  $        58     $        58
    Accounts receivable, net. . .       13,160          13,518
    Prepaid expenses and other
     current assets . . . . . . .          855             827
    Deferred income taxes . . . .          489             449
                                   ------------    ------------
       Total current assets . . .       14,562          14,852

  Property and equipment, net . .        2,547           2,515
  Deferred income taxes . . . . .        1,006           1,251
  Goodwill. . . . . . . . . . . .          794             849
  Other assets. . . . . . . . . .          711             650
                                   ------------    ------------
       Total assets . . . . . . .  $    19,620     $    20,117
                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . .  $     4,601     $     3,658
    Current portion of
     long-term debt . . . . . . .          122             170
    Accrued salaries and
     vacation . . . . . . . . . .        1,821           2,346
    Other liabilities . . . . . .        1,105           2,047
    Liabilities of discontinued
     operations . . . . . . . . .           65             ---
                                   ------------    ------------
       Total current liabilities.        7,714           8,221

  Bank line of credit . . . . . .        2,496           3,763
  Other long-term liabilities . .        1,238           1,292
  Liabilities of discontinued
   operations . . . . . . . . . .          319             528
  Reserve on guarantee of real
   estate debt. . . . . . . . . .          ---             300
                                   ------------    ------------
       Total liabilities. . . . .       11,767          14,104
                                   ------------    ------------

  Stockholders' equity
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    6,844,963 shares and 6,475,052
    shares issued at March 31, 2002
    and June 30, 2001, respectively;
    6,834,994 shares and 6,437,814
    shares outstanding at March 31,
    2002 and June 30, 2001,
    respectively. . . . . . . . .           68              65
   Capital in excess of par
    value . . . . . . . . . . . .       19,365          18,359
   Accumulated deficit. . . . . .      (11,534)        (12,338)
   Treasury stock . . . . . . . .          (46)            (73)
                                   ------------    ------------
       Total stockholders'
        equity. . . . . . . . . .        7,853           6,013
                                   ------------    ------------

       Total liabilities and
        stockholders' equity. . .  $    19,620     $    20,117
                                   ============    ============

             The accompanying notes are an integral part of
                 these consolidated financial statements.


                      VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
         (Unaudited - in thousands, except per share amounts)

                                       For the Three-Month      For the Nine-Month
                                     Periods Ended March 31,  Periods Ended March 31,
                                     -----------------------  -----------------------
                                         2002       2001          2002       2001
                                     ----------   ----------  ----------   ----------
GROSS REVENUE . . . . . . . . . . .  $  17,225    $  16,789   $  50,502    $  50,709
Purchased services and materials,
 at costs . . . . . . . . . . . . .      7,886        6,842      22,016       20,820
                                     ----------   ----------  ----------   ----------

NET SERVICE REVENUE . . . . . . . .      9,339        9,947      28,486       29,889
Direct costs of services and
 overhead . . . . . . . . . . . . .      7,590        8,124      22,618       23,965
Selling, general and
 administrative expenses. . . . . .      1,567        1,582       4,718        4,579
                                     ----------   ----------  ----------   ----------
OPERATING INCOME. . . . . . . . . .        182          241       1,150        1,345

OTHER EXPENSE
Interest expense. . . . . . . . . .         49          116         174          360
Income tax expense. . . . . . . . .         42           55         392          395
                                     ----------   ----------  ----------   ----------

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . .         91           70         584          590

Loss from discontinued operations
 (net of tax benefit $50) . . . . .        ---          ---         (80)         ---
                                     ----------   ----------  ----------   ----------

NET INCOME. . . . . . . . . . . . .  $      91    $      70   $     504    $     590
                                     ==========   ==========  ==========   ==========

INCOME PER SHARE FROM
 CONTINUING OPERATIONS - BASIC. . .  $    0.01    $    0.01   $    0.09    $    0.09
                                     ==========   ==========  ==========   ==========

INCOME PER SHARE FROM
 CONTINUING OPERATIONS - DILUTED. .  $    0.01    $    0.01   $    0.08    $    0.09
                                     ==========   ==========  ==========   ==========

(LOSS) PER SHARE FROM
 DISCONTINUED OPERATIONS - BASIC
 AND DILUTED. . . . . . . . . . . .  $     ---    $     ---   $   (0.01)   $     ---
                                     ==========   ==========  ==========   ==========

NET INCOME PER SHARE -
 BASIC. . . . . . . . . . . . . . .  $    0.01    $    0.01   $    0.08    $    0.09
                                     ==========   ==========  ==========   ==========

NET INCOME PER SHARE -
 DILUTED. . . . . . . . . . . . . .  $    0.01    $    0.01   $    0.07    $    0.09
                                     ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . .      6,828        6,475       6,644        6,469
                                     ==========   ==========  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . .      7,195        6,518       6,915        6,493
                                     ==========   ==========  ==========   ==========

                     The accompanying notes are an integral part of
                        these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       (Unaudited - in thousands)

                                                    For the Nine-Month
                                                 Periods Ended December 31,
                                                 --------------------------
                                                     2002          2001
                                                 -----------    -----------
Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . . .  $      504     $      590

 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization. . . . . . . .         569            563
   Loss on sale of property and equipment . . .           2            ---
   Provision for doubtful accounts receivable .         157            127
   Common stock issued to ESSOP . . . . . . . .         106            881
   Deferred income taxes. . . . . . . . . . . .         205            345

 Changes in assets and liabilities
   Decrease (increase) in accounts receivable .         201         (1,231)
   (Increase) decrease in prepaids and other
    assets. . . . . . . . . . . . . . . . . . .         (49)           136
   Increase in accounts payable . . . . . . . .         943            486
   Decrease in accrued salaries and vacation. .        (525)          (782)
   Decrease in other liabilities. . . . . . . .        (996)           (14)
                                                 -----------    -----------
     Net cash provided by continuing
      operations. . . . . . . . . . . . . . . .       1,117          1,101
 Changes in net assets/liabilities of
  discontinued operations . . . . . . . . . . .        (144)           ---
                                                 -----------    -----------
     Net cash provided by operating activities.         973          1,101
                                                 -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment. . . . . .        (548)          (505)
                                                 -----------    -----------

Cash flows from financing activities
  Net (payment) borrowings on bank line of
   credit . . . . . . . . . . . . . . . . . . .      (1,267)           388
  Principal payments on long-term debt. . . . .         (48)          (220)
  Proceeds from issuance of the Company's
   common stock . . . . . . . . . . . . . . . .         969            ---
  Purchase of treasury stock. . . . . . . . . .         (79)          (766)
                                                 -----------    -----------
     Net cash used in financing activities. . .        (425)          (598)
                                                 -----------    -----------

Net decrease in cash and cash equivalents . . .         ---             (2)
Cash and cash equivalents at the beginning
 of the period. . . . . . . . . . . . . . . . .          58             55
                                                 -----------    -----------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . . .  $       58     $       53
                                                 ===========    ===========

Supplementary disclosure of cash flow information:
  Cash paid during the period for
   Interest . . . . . . . . . . . . . . . . . .  $      191     $      301
   Income taxes . . . . . . . . . . . . . . . .         111             75


                          The accompanying notes are an integral part of
                            these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2001 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its majority-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2002, and the results of operations for the nine-month periods ended March 31, 2002 and 2001. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                                 For the Three-Month       For the Nine-Month
                               Periods Ended March 31,   Periods Ended March 31,
                               -----------------------   -----------------------
                                   2002       2001           2002       2001
                               ----------   ----------   ----------   ----------
Weighted average common shares
 outstanding - basic . . . . .  6,827,884    6,475,052    6,644,305    6,468,700

Assumed exercise of options
 (treasury stock method) . . .    366,779       42,810      270,979       24,736
                               ----------   ----------   ----------   ----------

                                7,194,663    6,517,862    6,915,284    6,493,436
                               ==========   ==========   ==========   ==========


(G)  Common Stock

     In the first nine months of fiscal year 2002, 369,911 shares of common stock were issued to employees upon the exercise of outstanding stock options. In the first nine months of fiscal year 2001, 64,228 shares were issued to the Employee Savings and Stock Ownership Plan (ESSOP) for the second quarter of fiscal year 2000 Company 401(k) match.

(H)  Treasury Stock

     During the first nine months of fiscal year 2002, the Company purchased 20,100 shares of common stock in the open market for an aggregate purchase price of approximately $49,000. These shares were held as treasury stock. The Company re-issued 53,038 shares from treasury stock to the ESSOP as the Company's 401(k) match during fiscal year 2002. In addition, an employee exchanged 5,669 shares held to exercise stock options under the

                   VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

employee stock option plan for approximately $30,000. In the first nine months of fiscal year 2001, Versar purchased 394,400 shares of common stock in the open market at an aggregate price of approximately $766,000. These shares were held as treasury stock and were later re-issued to the ESSOP as the Company's 401(k) match. At March 31, 2002, 9,969 shares of treasury stock were outstanding. The Company plans to either continue purchasing stock in the open market for the Company's 401(k) plan matching contribution or contribute cash in lieu of issuing new equity to meet the Company's matching contribution obligation.

(I)  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. Versar is required to adopt SFAS No. 142 on July 1, 2002. The Company anticipates an annual increase to net income of $73,000, or $0.01 per share, from the elimination of goodwill amortization. The Company is currently evaluating, but has yet to determine, the impact of the other provisions of the statement. Management does not expect the other provisions of the statements to have a material impact on Versar's results of operations or financial condition.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. Versar is required to adopt SFAS No. 143 on July 1, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," by establishing a single accounting model for long-lived assets to be disposed of by sale. Versar is required to adopt SFAS No. 144 on July 1, 2002. Management does not expect SFAS No. 143 or SFAS No. 144 to have a material impact on the Company's results of operations or financial condition.

(J)  Business Segments

     The Company's business segments are Environmental Services, Architecture/ Engineering, Defense and Information Technology. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense segment provides expertise in the development, testing and provision of personal protection equipment. The recently formed Information Technology segment will focus on e-business by providing on-line consulting services through the Company's website. The Information Technology segment currently is not large enough to be a reportable segment.

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

                    VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

     Summary financial information for each of the Company's segments follows:

                                             Net Service Revenue
                                             -------------------
                                                (In thousands)

                                 For the Three-Month       For the Nine-Month
                               Periods Ended March 31,   Periods Ended March 31,
                               -----------------------   -----------------------
                                   2002       2001           2002       2001
                               ----------   ----------   ----------   ----------

Environmental Services         $   5,304    $   5,837    $  16,568    $  18,256
Architecture/Engineering           2,356        2,328        6,822        6,756
Defense                            1,679        1,782        5,096        4,877
                               ----------   ----------   ----------   ----------
                               $   9,339    $   9,947    $  28,486    $  29,889
                               ==========   ==========   ==========   ==========





                                               Operating Income
                                               ----------------
                                                (In thousands)

                                 For the Three-Month       For the Nine-Month
                               Periods Ended March 31,   Periods Ended March 31,
                               -----------------------   -----------------------
                                   2002       2001           2002       2001
                               ----------   ----------   ----------   ----------

Environmental Services         $     882    $     816    $   4,154    $   3,438
Architecture/Engineering             207          327          567          832
Defense                              660          680        1,147        1,654
                               ----------   ----------   ----------   ----------
                               $   1,749    $   1,823    $   5,868    $   5,924
                               ----------   ----------   ----------   ----------


Selling, general and              (1,567)      (1,582)      (4,718)      (4,579)
 administrative expenses       ----------   ----------   ----------   ----------
                               $     182    $     241    $   1,150    $   1.345
                               ==========   ==========   ==========   ==========



                                             Identifiable Assets
                                             -------------------
                                                (In thousands)

                                    March 31, 2002         June 30, 2001
                                    --------------         -------------
Environmental Services                 $  8,652               $  8,008
Architecture/Engineering                  5,891                  5,229
Defense                                   1,642                  3,011
Corporate and other                       3,435                  3,869
                                    --------------         -------------
                                       $ 19,620               $ 20,117
                                    ==============         =============

                                    9

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

Third Quarter Comparison for Fiscal Year 2002 and 2001
------------------------------------------------------

     Versar's gross revenue for the third quarter of fiscal year 2002 increased by $436,000 (3%) compared to gross revenues for the comparable period of fiscal year 2001. The increase is due to growth in construction work under the Company's Architecture/ Engineering segment.

     Purchased services and materials costs for the third quarter of fiscal year 2002 increased by $1,044,000 (15%) compared to comparable costs for the third quarter of fiscal year 2001. The increase is primarily due to the greater level of construction work as mentioned above, the majority of which was subcontracts.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 6% for the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001. The decrease is due to a decline in remedial construction work under the Company's Environmental Services segment and project funding delays due to the deferment in the federal government's appropriations for the Department of Defense until late December 2001.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 81.3% in the third quarter of fiscal year 2002 compared to 81.7% in the third quarter of fiscal year 2001. The decrease is primarily due to project cost overruns in the third quarter of fiscal year 2001.

     Selling, general and administrative expenses approximated 16.8% of net service revenue for the third quarter of fiscal year 2002 compared to 15.9% in the third quarter of fiscal year 2001. The increase is primarily due to the decrease in net service revenue as mentioned above. Selling, general and administrative expenses were approximately 1% lower in the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001.

     Operating income for the third quarter of fiscal year 2002 was $182,000, a decrease of $59,000 compared to the third quarter of fiscal year 2001. The decrease is primarily due to the increase in direct costs of services and overhead as mentioned above.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Interest expense during the third quarter of fiscal year
2002 decreased by $67,000 compared to the comparable period of the prior fiscal year, as a result of reduced interest rates and lower utilization of the Company's line of credit.

     Income tax expense during the third quarter of fiscal year 2002 decreased by $13,000 compared to the comparable period of the previous fiscal year. The Company's effective tax rate for the third quarter 2002 and 2001 was approximately 40%. The decrease is the result of lower taxable income and lower operating income during the third quarter of fiscal year 2002. The Company continues to carry a tax valuation allowance of approximately $3.3 million against deferred tax assets. The Company has established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net income for the third quarter of fiscal year 2002 was $91,000 compared to net income of $70,000 for the third quarter of fiscal year 2001. The increase is due to the lower interest and tax expense during the third quarter of fiscal year 2002.

Nine Months Comparison of Fiscal Years 2002 and 2001
----------------------------------------------------

     Versar's gross revenue for the nine months of fiscal year 2002 decreased by $207,000 (0.4%) compared to gross revenue for the comparable period of fiscal year 2001. The decrease is attributable to a decline in remediation construction work in the Company's Environmental Services segment, which was offset in part by increased revenues in the Company's Defense and Architecture/Engineering segments.

     Purchased services and materials for the nine months of fiscal year 2002 increased by $1,196,000 (6%) compared to comparable costs for fiscal year 2001. The increase is due to higher subcontracted efforts in the Company's Defense and Architecture/Engineering segments.

     Net service revenue for the nine months of fiscal year 2002 decreased by $1,403,000 (5%) compared to the nine months of fiscal year 2001. The decrease is attributable to the increase in subcontracted work relative to total gross revenues combined with the decline in remediation construction work in the Company's Environmental segment as mentioned above.

     Direct costs of services and overhead as a percentage of net service revenue for the nine months of fiscal year 2002 was 79.4%, which was slightly less than the 80.2% for the nine months of fiscal year 2001. The decrease is attributable to costs reduction efforts that the Company took earlier in fiscal year 2002.

     Selling, general and administrative expenses approximated 16.6% of net service revenue for the nine months of fiscal year 2002 compared to 15.3% for the nine months of fiscal year 2001. The increase is primarily due to higher expenses recorded in the second quarter of fiscal year 2002 due to increased corporate business development efforts in support of the Company's Homeland Defense initiatives.

     Operating income for the nine months of fiscal year 2002 was $1,150,000, a decrease of 14% compared to the nine months of fiscal year 2001. The decrease is attributable to the lower financial performance during the first quarter of fiscal year 2002.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Interest expense for the nine months of fiscal year 2002 decreased by $186,000 compared to the same period of the previous fiscal year. The decrease is due to reduced interest rates and lower utilization of the Company's line of credit during the nine month period.

     Income tax expense for the nine months of fiscal year 2002 decreased by $3,000 compared to the period of the previous fiscal year. The decrease is due to the lower operating income in fiscal year 2002. The Company's effective tax rate was 40% in both 2002 and 2001.

     Income from continuing operations was $584,000, a decrease of $6,000 compared to the prior fiscal year. The decrease was due to the lower operating income, which was offset in part by lower interest expenses in fiscal year 2002.

     Loss from discontinued operations of $80,000, net of tax of $50,000, was recorded in the second quarter of fiscal year 2002 due to the requirement of additional accruals in order to wind down a benefit plan of a former subsidiary of the Company.

     Versar's net income for the nine months of fiscal year 2002 was $504,000, compared to $590,000 for the nine months of fiscal year 2001. The decrease is primarily due to the poorer financial performance in the first quarter of fiscal year 2002 and the additional accrual from discontinued operations.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 2002 was $6,848,000 or a $217,000 (3%) increase from June 30, 2001. The increase is due to the cash received from the exercise of stock options during the second and third quarters of fiscal year 2002. In addition, the Company's current ratio at March 31, 2002 was 1.89, compared to 1.81 reported for the year ended June 30, 2001.

     Versar's line of credit with the Bank of America provides for advances up to $6,500,000 based on qualifying receivables. Interest is based on the 30-day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.63% at March 31, 2002). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2002 was approximately $4,004,000. The Company was in compliance with its financial covenants as of March 31, 2002. Advances under the line of credit are due on demand or November 30, 2003. Management believes that the cash generated by operations and borrowings available from the line of credit will be adequate to meet the working capital needs for fiscal year 2002.

     Approximately $150,000 will be required for capital expenditures during the remainder of fiscal year 2002 primarily for equipment and computer system upgrades. The Company plans to utilize funds generated from operations to fund such capital expenditures during the fiscal year.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for the projected increases in labor and other costs.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 19, 2001, Versar instituted a lawsuit against Roy
O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claimed breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty and asked for a declaratory judgement on a number of the previously stated claims.

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the plaintiffs and third-party defendants have filed Motions to Dismiss the Company's counter-claim. Written and oral discovery has commenced and is expected to be completed this summer. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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






                                            VERSAR, INC.
                                       ---------------------
                                            (Registrant)






                                       By: /S/ Theodore M. Prociv
                                          ________________________
                                          Theodore M. Prociv
                                          Chief Executive Officer,
                                          President, and Director



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





Date:  May 13, 2002