Form 10-K
period 2002-06-30
VERSAR INC
filed 2002-09-27
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002	Commission File No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

(703) 750-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value
(Title of Class)

American Stock Exchange
(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 3, 2002 was approximately $15,185,406.

     The number of shares of Common Stock outstanding as of September 3, 2002 was 7,226,066.

     The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 18 through 21 hereof.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

     Versar is a leading professional services firm that provides the government and the private sector with value-added, high quality and innovative solutions for their infrastructure, facilities management , environmental quality and security needs. Versar has three primary business segments: (1) Environmental Services including pollution prevention and compliance management and the environmental restoration of industrial and commercial facilities, sites and military bases, (2) Architectural Engineering and Construction Services in support of industrial, commercial, and government infrastructure and sustainable energy projects, and (3) Defense Systems including personal protection equipment and technology development efforts in support of chemical and biological agent detection, and protection in response to terrorist events involving weapons of mass destruction.

     The combination of expertise in architectural engineering/construction, environmental consulting, and chemical and biological weapons capabilities enables Versar to provide customers with a comprehensive set of services, which we believe very few companies have. In response to market demands in fiscal year 2002 following the terrorists attack on the World Trade Center, the Pentagon, and the subsequent anthrax attacks through the United States mail system, Versar has integrated these capabilities to provide a wide range of services to our customers in Homeland Defense and Threat Reduction. This new market accounted for more than 10 percent of our revenue and 15 percent of our new engagements in fiscal year 2002. For example, we added the Defense Threat Reduction Agency as a new customer and are currently providing A/E and environmental services to them in support of Russia’s program for the destruction of Solid Rocket Motors in compliance with the Start II Treaty. Versar has also responded to over 200 customers’ requests for support during and following the anthrax terrorism event. Customers included many federal agencies, most news and media firms, as well as financial services firms. Versar used its own biological laboratory facilities to test for anthrax and provided engineering and operational support to maintain business continuity and provided decontamination services using advanced sterilization technology developed in the pharmaceutical industry. Versar also performed vulnerability assessments of major municipal water supply systems as well as vulnerability assessment of military installations as part of the Department of Defense (DOD) Force Protection Program.

     Versar is continuously focusing more on large technical support contracts for the federal government that further enhance the Company’s business base. Examples of these major programs include military range management support services and broad based technical support contracts. In fiscal year 2002, Versar was selected by the Air Force as part of a team led by Dyncorp to provide range management services at Nellis AFB. Versar’s role will be to provide environmental engineering, unexploded ordinance (UXO) and range target residue disposition services. Versar has also developed a Range Management Information System, NEXMIS, which will be used to support the Navy Atlantic Fleet in managing their operations. Versar is also part of a team led by Sverdrup Engineers that will support base operation, logistics and weapons acquisitions for the Marine Corps at Quantico. In addition, Versar won a GSA MOBIS Contract to provide management consulting services government-wide. The contract has no dollar ceiling and a potential period of performance up to 20 years.

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

     Achieving Compliance through Pollution Prevention. Today’s business challenges require viewing environmental management as an integral part of customers’ day-to-day operations, so that informed decisions can be made based on the economics of alternate solutions and their impact on productivity and profitability. Versar helps its customers manage compliance as part of operations and encourages recognition that pollution prevention and waste minimization are necessary parts of the long-term solution to local and national environmental challenges. This approach recognizes that there is competition for limited resources and a need for new and better technology to eliminate waste and reduce emissions, and to implement more cost effective corrective actions. Versar’s combined strengths in regulatory policy, risk assessment, information management, pollution control, and treatment technology emphasize pollution prevention and waste reduction. Versar provides nationally recognized expert services in the areas of air and water quality, waste management, natural resources management, ecological assessments, asbestos and lead paint abatement, industrial hygiene and a wide range of corrective and remedial action technologies. Versar also provides consulting and engineering services to industry and government agencies in assessing alternative compliance strategies and their impacts on our customers operations and profits. We help develop plans for customer implementation, obtain necessary permits, evaluate performance, and take any corrective action required. In fiscal year 2002, Versar performed over $5M in environmental and energy engineering support for the Defense Energy Supply Center (DESC) bulk fuel transfer stations and military facilities world-wide. Such services are focused on compliance and pollution prevention. In addition, Versar won a re-bid of its support contract for Wright Patterson AFB and Aeronautical Systems Center. This five-year contract valued at $8.3M requires the Company to provide comprehensive environmental services to Air Force installations nationwide.

     Clean Technology. Versar is a leader in the development of clean technology to solve complex environmental problems. For example, Versar applied an alternative technology and paint formulation for coating mass transit vehicles eliminating the need to install a $6M vapor collection system. Over the last three years, Versar has assisted the U.S. military in the complete redesign of a system to clean oxygen converters and oxygen lines used by military aircraft. The system has eliminated the use of toxic materials, increased the efficiency of the cleaning process, increased the life of equipment, and saved our customers millions of dollars in maintenance costs. In fiscal year 2001, Versar patented the technology developed as part of this project.

     Ecological Restoration. Water quality is one of the emerging global environmental issues of the 21st century. Excessive nutrients and non-point source pollution is severely impacting the natural filtering capability of our aquatic ecosystem, which affects our water quality. Versar has developed specialized expertise in ecological assessment and restoration. For more than 25 years we have supported the States of Maryland, Virginia and Delaware, the U.S. Environmental Protection Agency (EPA), and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay and the development of management practices to restore this endangered ecosystem and to protect it from further harm due to increased development in this region. Versar manages the Chesapeake Bay Monitoring Program that provides scientific support to state regulatory agencies in the development of guidelines for development for protecting the bay. We also have major contracts with the Philadelphia and Baltimore

Districts of the USACE for the conduct of ecological assessments in support of the disposal of dredge material in the redevelopment of ports and harbors and the restoration of our nation’s beaches. In fiscal year 2000, Versar won the follow-on contract of our Philadelphia District USACE contract valued at $10M and also won a new contract for the Wilmington District of the USACE for similar work valued at $6M.

     Remediation of Industrial Facilities/Military Bases. Versar provides the full range of services in remediation/corrective action, from site investigation and remedial design, to construction, operation and maintenance of remedial systems. One of our major accomplishments in fiscal year 2001 was the award of a new Environmental Remediation and Construction Contract (ENRAC) for the Air Force Center for Environmental Excellence, which is a follow-on to our existing Worldwide Full Service Remedial Action Contract. This contract has an estimated value of $54M over 5 years and we believe constitutes recognition of Versar’s accomplishments as a remedial construction contractor. In fiscal year 2002, Versar received approximately $8M, under this new contract for remedial construction projects. This includes a $4.5M task order to support the Defense Threat Reduction Agency with the Russian weapons destruction program as well as force protection services for the military.

     Versar brings to its customers innovative cleanup solutions that are cost effective and permanent. For example, Versar has successfully demonstrated the effectiveness of a passive reactive barrier consisting of iron fillings placed in a trench to remove halogenated organic compounds from groundwater at Lowry Air Force Base. This eliminated the need to pump and treat the groundwater.

     Outsourcing. Versar is increasingly providing on-site and off-site professional support to help customers manage their environmental programs. Over the last seven years, the Company has provided a full range of pollution prevention, compliance management, cleanup, and O&M services for the Washington, D.C. Metropolitan Area Transit Authority (WMATA). This model project demonstrates how environmental management can be integrated with the customer’s operations on an outsourced basis. Versar has over 50 professional and administrative on-site support staff at various DoD installations and industrial facilities across the country managing a wide spectrum of customers’ environmental management functions ranging from underground storage tanks, asbestos abatement programs, air compliance/permitting, real property transfers, to on-site hazardous material pharmacies.

Architectural and Engineering Services

     Versar has successfully leveraged its environmental technology expertise in designing industrial, commercial, and government facilities for sustainable operations preserving our natural resources. Versar has grown this business from $8M in revenue in fiscal year 2000 to $15M in revenue in fiscal year 2002. This growth is driven by the demand for infrastructure and a shift toward more design build projects. Versar is making the transition from being solely an engineering services company to a general contractor to address market needs for turnkey design-build projects. Of the $15M in revenue earned by this segment in fiscal year 2002, Versar performed over $8M in infrastructure design/construction services.

     Industrial and Public Infrastructure Services is a growing part of our business. This service area includes providing a full range of architectural, engineering, and construction management services in the site development, and design of industrial/commercial facilities and public infrastructure projects. Key industrial sectors that the Company serves include the pharmaceuticals, semi-conductor/internet services, biotechnology, food processing, paper products, film, plastics and fiber industries. Services include architectural design, site development, design, construction or design-build of plant facility, and supporting utility, material handling, and waste management systems.

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

     Public Infrastructure Services include industrial and commercial buildings , municipal storm water, water and wastewater design, and recreational facilities including water parks and skateboard parks.

     Versar was just awarded its third consecutive contract to support the Army on public works projects at Ft. Monmouth, New Jersey and other Army installations in the mid-Atlantic region. The Company recently completed the installation of a major water main at Beale AFB.

     We believe Versar’s Arizona Office has about 95 percent of the Arizona market for designing public recreational water parks. This market also continues to grow rapidly as a result of strong population expansion in the region. Versar also designs other recreational facilities such as skateboard parks.

     Green Energy Services. Energy conservation services not only help diversify the Company’s business, they also provide an entry to new customers in the emerging energy resources management growth market. Versar provides engineering, design, and construction management expertise in the upgrade of plant infrastructure to reduce energy consumption. In addition, Versar has for many years provided demand side management support to utilities in the identification and implementation of efforts to reduce energy consumption. Versar has provided energy auditing and energy conservation services for a variety of clients.

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

     Versar’s subsidiary, GEOMET Technologies, Inc. (GEOMET) is a leader in developing, testing and manufacturing personal protection equipment (PPE). Current projects include development of two PPE ensembles for use in the depots where chemical weapons are stockpiled, and in activities where exposure to chemical agents is likely, such as laboratory work and emergency response. The ensembles include a protective suit, clean air source, radio communications, and a Personal Ice Cooling System (PICS). In July 1998, GEOMET was awarded a $29M contract for the production and fielding of the Army’s Self-Contained Toxic Environment Protection Outfit (STEPO) System

for 73 installations through the calendar year 2002. GEOMET started production in late fiscal year 1999 and was funded the remaining balance for full-scale production in fiscal year 2000. These protective suits will be used to recover, render safe, store and dispose of unexploded chemical and biological weapons.

     GEOMET is also a commercial supplier of PPE to remedial action contractors and emergency responders, which are qualified for chemical protection. Driven in part by the sarin nerve gas attack on the Tokyo subway in 1995, Versar has significantly expanded GEOMET’s offering of services to local, state, federal, and foreign governments in support of counter-terrorism. Since fiscal year 1998, the Company has been selling protective suits to the National Guard as part of the nation’s counter-terrorism civil defense program. Management believes the opportunities for commercial application of its products and services will continue to grow in this area. In fiscal year 2000, the Company expanded its laboratory capabilities to include biological agents and to broaden our service capability in “Homeland Defense.” In addition, we have PPE products and services available through the Internet at www.nbcprotect.com and are working with foreign manufacturers and vendors to expand our capabilities in this emerging market. In fiscal year 2002, the Company further expanded the biological laboratory operations to respond to the increasing demand as a result of the terrorist biological threats to our nation.

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

     Information Technology. Versar is a leader in the architectural and engineering services industry in the application of information technology in enhancing our existing services to our customers and establishing new web-enabled services for the future. We have in place a corporate intranet to manage major projects on-line where project deliverables, drawings, minutes of meetings and threaded discussions are made accessible for the project team and customer. Versar has in-place licensing agreements where we are a reseller of application services to our customers to help them become web-enabled. This technology will allow Versar to be more competitive and provide a platform for the development of new web-based services.

     Versar is currently supporting DTRA in the management of the Russian Solid Rocket Destruction program where we are managing over 6000 documents, drawings and reports with the ability to record and search in the Russian Cyrillic language. Versar is supporting the State of Maryland in the management of the Chesapeake Bay Monitoring Program. Versar hosts the website and links to program technical databases for this program. We have also developed and manage a website for the State of Maryland that collects and displays information on ozone pollution in the atmosphere. We are currently developing a website for an industry trade group which will provide a wide range of environmental information to building managers to help them better manage their energy resources and enhance the comfort of commercial facilities.

Markets

     Versar’s services are evolving in response to clients’ changing needs, and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. We have diversified its business over the past few years with a much greater emphasis on (1) environmental services which help our customers’ bottom line, such as pollution prevention initiatives with short paybacks, redevelopment of industry properties and conversion of military bases for alternative productive uses and hands-on remediation and construction services; (2) the emerging energy conservation services markets with alliances and core capabilities to enter this new market; and (3) industrial and public infrastructure services to respond to our clients’ increasing need to expand or upgrade plant and equipment to improve their operating performance.

     Versar also provides a wide range of services to the financial, real estate and insurance business sector, transportation and communications sector, services industries and others.

     The Department of Defense (DoD) is Versar’s largest government client, making up 57 percent of its revenues. Versar is a major support contractor to DoD, offering it the same range of services as in the private sector. DoD is going through many of the same issues faced by private industry including restructuring and cost reduction in response to increasing budget limitations. DoD also has an aggressive environmental program to cleanup, realign, and close bases worldwide as it continues to restructure to a smaller force. DoD’s major focus over the next few years will be to reduce its infrastructure. Congress is considering additional base consolidation, which will drive more base realignment and closure activity, including cleanup. The EPA constitutes approximately 5 percent of Versar’s revenue, which is growing in new areas such as water quality, risk assessment, and natural resources management. Other Federal clients make up 6 percent of our revenue and include NASA, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence Agencies. State and local governments comprise 13 percent of Versar’s revenue.

Competition

     Versar traditionally has faced substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Many times, its competitors are larger and have greater financial resources than Versar. In the past few years, there has been major consolidation in the environmental services market. A number of companies have restructured to become private. Versar has historically competed primarily on its scientific, technological, and engineering expertise. As Versar’s business mix shifts more toward providing turnkey infrastructure and resources management support services, Versar will compete with more facility operations and maintenance and engineering and construction contractors on projects that lend themselves to competition based on innovation in approach, technology application, and project financing areas where Versar’s senior management is skilled in packaging responses to new and different opportunities. The market is changing rapidly, and Versar is taking advantage of these changes to position itself for growth in new and emerging markets by providing much needed infrastructure support to industry and government as we enter the 21st century. However, no assurances can be given that Versar will be able to achieve such growth or successfully compete in such new areas.

Backlog

     As of June 30, 2002, total backlog for Versar, including unfunded government tasks and orders, was approximately $287 million, as compared to approximately $300 million as of June 30, 2001, a decrease of four percent. Funded backlog for Versar was approximately $35 million, a decrease of 17 percent compared to approximately $42 million as of June 30, 2001. The decrease is due to the winding down of the Company’s STEP contract in the Defense segment. Approximately $200 million of the contract backlog is not expected to be funded in fiscal year 2003. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

Employees

     At June 30, 2002, Versar has approximately 352 full-time employees, of which seventy-eight percent are engineers, scientists, and other professionals. Seventy percent of the Company’s professional employees have a bachelors degree, twenty-five percent have a masters degree, and five percent have a doctorate degree.

Item 2. Properties

     The Company’s executive office is located in Springfield, Virginia; a suburb of Washington, D.C. Versar currently leases 68,934 square feet in two buildings from Sarnia Corporation. The rent is subject to a two-percent escalation per year through May 31, 2009.

     As of September 1, 2002, the Company had under lease an aggregate of approximately 185,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Norfolk and Williamsburg, VA; Tempe, AZ; Fair Oaks, CA; Northglenn, CO; Lombard, IL; Columbia, Gaithersburg, Germantown and Williamsport, MD; Oklahoma City, OK; San Antonio, TX; and Horsham and King of Prussia, PA.

Item 3. Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Environ-Chem Superfund Site that, based upon an existing design, Versar would perform a detailed design, construct and operate a soil vapor extraction system. Subsequently, during the operation phase, Versar was terminated by the Trustees for convenience. The Trustees failed to pay certain invoices and retention due Versar.

     On March 19, 2001, Versar instituted a lawsuit against Roy O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claiming breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgement on a number of the previously stated claims.

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the plaintiffs and third-party defendants have filed Motions to Dismiss the Company’s counter-claim. The motion is still pending. In the meantime, plaintiffs have filed a Motion for Partial Summary Judgement to which the Company has responded. It too is pending. Written and oral discovery has commenced and is expected to be completed by the end of the year. Trial is scheduled for February 2003. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2002.

EXECUTIVE OFFICERS

     The current executive officers of Versar, and their ages as of September 1, 2002, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Benjamin M. Rawls	61	Chairman

Theodore M. Prociv	54	President and Chief Executive Officer

Robert L. Durfee	66	Executive Vice President, President, GEOMET Technologies, Inc.

Gayaneh Contos	66	Executive Vice President, Environmental Pillar

Lawrence A. White	59	Executive Vice President, Corporate Development

George J. Anastos	54	Executive Vice President, Architect and Engineering Pillar

Lawrence W. Sinnott	40	Senior Vice President, Chief Financial Officer and Treasurer

James C. Dobbs	57	Senior Vice President, General Counsel and Secretary

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock

     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 30, 2002, the Company had 838 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2002 and 2001 are presented below.

Fiscal Year		High	Low

2002	4th Quarter	$5.49	$2.64
	3rd Quarter	5.20	3.30
	2nd Quarter	6.20	2.65
	1st Quarter	3.89	2.10

Fiscal Year		High	Low

2001	4th Quarter	$2.39	$1.75
	3rd Quarter	2.44	1.75
	2nd Quarter	2.13	1.50
	1st Quarter	2.19	1.50

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

Item 6. Selected Financial Data (unaudited)

     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

		For the Years Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$67,988	$65,816	$56,149	$58,886	$50,420
Net Service Revenue	38,189	39,481	37,787	38,721	34,895
Operating Income (Loss)	619	(352)	728	2,072	378
Income (Loss) from Continuing Operations	159	(1,030)	340	1,837	276
(Loss) Income from Discontinued Operations	(80)	243	—	—	(10,929)
Net Income (Loss)	79	(787)	340	1,837	(10,653)
Income (Loss) per share from Continuing Operations — Diluted	$.02	$(.16)	$.05	$.29	$.05
(Loss) Income per share from Discontinued Operations — Diluted	$(.01)	$.04	$—	$—	$(1.92)
Net Income (Loss) per share — Diluted	$.01	$(.12)	$.05	$.29	$(1.87)
Weighted Average Shares Outstanding — Diluted	6,998	6,470	6,487	6,283	5,695
Consolidated Balance Sheet related data:
Working Capital	$6,600	$7,073	$7,801	$8,403	$3,120
Current Ratio	1.70	1.86	1.94	1.90	1.23
Total Assets	21,273	20,117	21,387	22,687	21,795
Current Portion of Long-Term Debt	205	170	480	1,135	1,114
Long-Term Debt	—	—	—	—	688

Total Debt, excluding bank line of credit	205	170	480	1,135	1,802
Stockholders’ Equity	$8,324	$6,013	$6,402	$5,623	$2,891

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the failure of the Federal Government to fund certain defense, homeland defense, and environmental programs; a general economic slowdown; the ability to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the ability to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar’s gross revenue for fiscal year 2002 totaled $67,988,000, a $2,172,000 (3%) increase compared to gross revenue of $65,816,000 for fiscal year 2001. Gross revenue for fiscal year 2001 increased by $9,667,000 (17%) over that reported in fiscal year 2000. The increase in gross revenues in fiscal year 2002 is due to increased revenues in the Company’s Defense segment of approximately $2,600,000 and increased revenues of approximately $3,300,000 in the Company’s Architecture and Engineering segment offset by a reduction in gross revenues in the Company’s Environmental segment of approximately $3,800,000. The decrease is due to the completion of remedial construction work that had no follow on replacement work for that customer. The increase in the Defense segment is attributable to the growth in the Company’s Homeland Defense business activities. The increase in the Architecture and Engineering segment is attributable to increased design and construction work. The increase in gross revenue in fiscal year 2001 was primarily in the environmental segment due to increases in remedial construction and U.S. Environmental Protection Agency work.

     Purchased services and materials for fiscal year 2002 totaled $29,799,000 (13%) higher than fiscal year 2001 purchased services. Purchased services and materials for fiscal year 2001 increased by $7,973,000 (43%) over fiscal year 2000. The increase in purchased services in fiscal year 2002 is attributable to the increased construction activities in the Architecture and Engineering segment during the year. The increase in fiscal year 2001 was primarily due to increased environmental remedial construction work during the year.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company’s labor force. Net service revenues decreased by 3% in fiscal year 2002 due to the decrease in gross revenue as mentioned above in the Company’s Environmental segment, which carried higher profits on purchased services.

     Direct costs of service and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 81.8% in fiscal year 2002 compared to 81.2% in fiscal year 2001 and 81.4% in fiscal year 2000. The increase in the percentage in fiscal year 2002 is due to additional project reserves that were required due to disputed receivables and worsening economic conditions in the commercial sector. These reserves caused the Company to incur a loss in the fourth quarter of fiscal year 2002. The decrease in direct costs of services and overhead in fiscal year 2002 was due to the higher net service revenues from fiscal year 2001.

     Selling, general and administrative expenses approximated 16.5% of net service revenue in fiscal year 2002, compared to 16.3% in fiscal year 2001 and 16.7% in fiscal year 2000. The slight increase in 2002 is attributable to the reduction of net service revenue in fiscal year 2002 as mentioned above. The decrease in fiscal year 2001 was attributable to the 4% increase in net service revenue in fiscal year 2001. Selling, general and administrative expenses have been relatively stable for the past three fiscal years and have had minimal fluctuations with the Company’s business volume.

     In fiscal year 2001, the Company recorded a non-recurring charge against income of $1,320,000 as a result of a settlement of a lawsuit with TAMS Consultants, Inc. The non-recurring charge consists of a $1,000,000 settlement and legal costs of $320,000. (Refer to Note K of the Notes to Financial Statements for further information).

     Operating income for fiscal year 2002 was $619,000, compared to an operating loss of $352,000 in fiscal year 2001. Without the non-recurring charge, operating income for fiscal year 2001 would have been $968,000. The decrease in fiscal year 2002 operating income when compared to fiscal year 2001, as adjusted, is attributable to lower net service revenue and higher percentage of direct costs of services and overhead in fiscal year 2002 as mentioned above. Adjusted fiscal year 2001 operating income of $968,000 was $240,000 higher than operating income of $728,000 in fiscal year 2000 as a result of higher net service revenue in fiscal year 2001.

     Interest expense during fiscal year 2002 was $203,000, a decrease of $235,000 from fiscal year 2001. The decrease is attributable to lower interest rates, decreased utilization of the Company’s line of credit during the year and proceeds the Company received from the exercise of stock options and new equity. (Refer to Note G of the Notes to Financial Statements). In fiscal year 2001, interest expense decreased by $88,000 compared to fiscal year 2000. The decrease is due to lower interest rates in fiscal year 2001.

     Versar’s tax expense for fiscal year 2002 was $257,000 compared to $240,000 for the prior fiscal year. The company’s effective tax rate for fiscal year 2002 was 46.7%. In fiscal year 2001, the Company increased its tax valuation allowance by approximately $557,000 as a result of the reduced financial performance for the past two fiscal years. The Company carries a substantial valuation allowance of approximately $3,105,000, on deferred tax assets. The Company had released $200,000 of the valuation allowance in fiscal year 2000, when the Company’s earnings were at higher levels. (Refer to Note I of the Notes to Financial Statements for further information).

     In fiscal year 2002, the Company recorded a loss from discontinued operations of $80,000, net of tax of $50,000 due to a requirement for additional accruals in order to wind down a benefit plan of Science Management Corporation (SMC), former subsidiary of the Company. In fiscal year 2001, the Company reversed $243,000 (net of tax of $150,000) of reserves that had been set up in fiscal year 1998 associated with the discontinuance of SMC.

     In summary, Versar’s net income for fiscal year 2002 was $79,000, compared to a net loss of $787,000 in fiscal year 2001 and net income of $340,000 in fiscal year 2000.

REVENUE

     Versar provides professional services to various industries, government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended June 30,

	2002		2001		2000

	(In thousands, except for percentages)
Government
EPA	$3,495	5%	$2,734	4%	$3,245	6%
State & Local	9,075	13%	7,859	12%	7,073	12%
Department of Defense	38,576	57%	38,157	58%	28,021	50%
Other	3,906	6%	5,202	8%	2,158	4%
Commercial	12,936	19%	11,864	18%	15,652	28%

Gross Revenue	$67,988	100%	$65,816	100%	$56,149	100%

Liquidity and Capital Resources

     The Company’s continuing operations generated $1,176,000 in cash in fiscal year 2002. In addition, the Company received aggregate proceeds from the issuance of stock due to the exercise of options and a private placement of common stock of $1,875,000. Of the $3,051,000 aggregate cash, approximately $724,000 was used to invest in property, plant and equipment with a majority of the balance used to pay down the Company’s line of credit by $1,904,000.

     During fiscal year 2002, the Company used long-term bank financing to supplement its day to day operating cash requirements. At June 30, 2002, the Company had $6,600,000 of working capital, compared to $7,073,000 in fiscal year 2001. Working capital decreased primarily due to improved collections of receivables, which proceeds were used to reduce the Company’s long-term line of credit.

     Versar’s line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.59% at June 28, 2002). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2002 was approximately $4,641,000. Advances under the line are due upon demand or on November 30, 2003. The loan has certain covenants related to maintenance of financial ratios. In June 2002, the Company had to obtain a waiver of its financial covenants under its line of credit as a result of a loss incurred in the fourth quarter of fiscal year 2002. Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet the working capital needs for fiscal year 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Form 8-K, which terminated the Company’s audit relationship with Arthur Andersen LLP and appointed Grant Thornton LLP as the Company’s auditors filed on June 14, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2002 fiscal year end and is incorporated herein by reference.

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     Information required by these items is incorporated herein by reference to the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2002 fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) Financial Statements:

             The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

a)	Report of Independent Public Accountants

b)	Consolidated Balance Sheets as of June 30, 2002 and 2001

c)	Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001, and 2000

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2002, 2001, and 2000

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001, and 2000

f)	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended June 30, 2002, 2001, and 2000

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 18 through 21 of this report.

(B)  Reports on Form 8-K

     Form 8-K, which reported the termination of the Company’s audit relationship with Arthur Andersen LLP and the appointment of Grant Thornton LLP as the Company’s auditors filed on June 14, 2002.

Exhibit Index

Item No	Description	Page Number/ Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A)

3.2	Bylaws of Versar, Inc.	(A)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.10	Incentive Stock Option Plan *	(B)

10.11	Executive Tax and Investment Counseling Program	(A)

10.12	Nonqualified Stock Option Plan *	(B)

10.13	Employee Incentive Plan, as amended *	(E)

10.17	Deferred Compensation Agreements dated as follows:
	July 1, 1988 between the Registrant and Gayaneh Contos	(F)

10.26	Executive Medical Plan dated August 21, 1991, effective July 1, 1991	(G)

10.40	Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified Stock Option Plan	(G)

10.41	Securities and Exchange Commission response dated September 23, 1991 to certain question regarding the Registrant’s Option Exchange Offer	(G)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I)

10.65	Information Statement for the Distribution to Shareholders of Versar, Inc., the Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation, dated June 30, 1994	(J)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of the Air Force	(K)

10.83	Agreement and Plan of Merger dated July 29, 1997 between the Registrant and Science Management Corporation	(O)

10.84	Acquisition Promissory Note, dated April 30, 1997, between the Registrant and NationsBank, N.A	(P)

Page Number/
Item No.	Description	Reference

10.85	Revolving Promissory Note, dated March 27, 1997, between the Registrant and NationsBank, N.A	(P)

10.86	Financing and Security Agreement, dated March 27, 1997, between the Registrant and NationsBank, N.A	(P)

10.87	Amendment to Financing and Security Agreement, dated April 30, 1997, between the Registrant and NationsBank, N.A	(P)

10.88	The Greenwood Partnership Asset Acquisition Agreement	(Q)

10.89	Modification to NationsBank loan to increase to $5M	(Q)

10.90	AFCEE RAC Contract	(Q)

10.93	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and Lawrence W. Sinnott*	(R)

10.94	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and James C. Dobbs*	(R)

10.95	Financing and Security Agreement, dated May 24, 1999, between the Registrant and NationsBank, N.A	(R)

10.96	Revolving Promissory Note, dated May 24, 1999, between the Registrant and NationsBank, N.A	(R)

10.97	Revolving Promissory Note, dated December 20, 1999, between the Registrant and Bank of America, N.A	(T)

10.98	Employment Agreement dated November 1, 1999 between Registrant and Benjamin M. Rawls*	(T)

10.99	Employment Agreement dated November 1, 1999 between Registrant and Theodore M. Prociv*	(T)

10.100	AFCEE ENRAC Contract	(U)

10.101	Revolving Promissory Note, dated August 31, 2001 between Registrant and Bank of America, N.A	(U)

10.102	Financing and Security Agreement, dated April 22, 2002 between Registrant and Bank of America, N.A	26

		Page Number/
Item No.	Description	Reference

10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and Radyr Investments Limited	105

22	Subsidiaries of the Registrant	(Q)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2002 by Theodore M. Prociv, CEO and President	127

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2002 by Lawrence W. Sinnott, Sr. Vice President and Chief Financial Officer	128

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(F)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1989 (“1st Quarter FY 1990 Form 10-Q”).

(G)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1991 (“FY 1991 Form 10-K”) filed with the Commission on October 15, 1991.

(H)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1992 (“FY 1992 Form 10-K”) filed with the Commission on September 28, 1992.

(I)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1993 (“FY 1993 Form 10-K”) filed with the Commission on September 22, 1993.

(J)	Incorporated by reference Sarnia Corporation Information Statement for distribution to shareholders of Versar, Inc. of the outstanding shares of its wholly-owned subsidiary, Sarnia Corporation, dated June 30, 1994.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(L)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K/A”) filed with the Commission on May 31, 1995.

(M)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1995 (“FY 1995 Form 10-K”) filed with the Commission on September 28, 1995.

(N)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1996 (“FY 1996 Form 10-K”) filed with the Commission on September 24, 1996.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(P)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1997 (“FY 1997 Form 10-K”) filed with the Commission on September 29, 1997.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (“FY1998 Form 10-K”) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on September 26, 2000.

(U)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001 (“FY2001 Form 10-K”) filed with the Commission on September 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC. (Registrant)

Date: September 16, 2002	/S/ Benjamin M. Rawls Benjamin M. Rawls Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Benjamin M. Rawls Benjamin M. Rawls	Chairman and Director	September 16, 2002

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 16, 2002

/S/ Robert L. Durfee Robert L. Durfee	Executive Vice President and Director	September 16, 2002

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 16, 2002

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 16, 2002

/S/ Thomas J. Shields Thomas J. Shields	Director	September 16, 2002

/S/ James L. Gallagher James L. Gallagher	Director	September 16, 2002

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 16, 2002

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 16, 2002

/S/ Paul J. Hoeper Paul J. Hoeper	Director	September 16, 2002

/S/ Amir Metry Amir Metry	Director	September 16, 2002

Section 302 Certification

I, Theodore M. Prociv, certify that:

1.     I have reviewed this annual report on Form 10-K of Versar, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/S/ Theodore M. Prociv Theodore M. Prociv CEO and President

September 6, 2002

Section 302 Certification

I, Lawrence W. Sinnott, certify that:

1.     I have reviewed this annual report on Form 10-K of Versar, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/S/ Lawrence W. Sinnott Senior Vice President and Chief Financial Officer

September 6, 2002

Report of Independent Certified Public Accountants

Board of Directors
Versar, Inc.

We have audited the accompanying consolidated balance sheet of Versar, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Versar, Inc. and subsidiaries as of June 30, 2001, and for the years ended June 30, 2001 and 2000, were audited by other auditors whose report dated September 7, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versar, Inc. and subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended June 30, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ Grant Thornton, LLP Grant Thornton, LLP

Vienna, Virginia
September 6, 2002

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

/S/ Arthur Andersen LLP Arthur Andersen LLP

Vienna, Virginia
September 7, 2001

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and for the fiscal years ended March 31, 2002.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$113	$58
Accounts receivable, net	14,520	13,518
Prepaid expenses and other current assets	1,038	1,269
Deferred income taxes	419	449

Total current assets	16,090	15,294

Property and equipment, net	2,474	2,515
Deferred income taxes	1,280	1,251
Goodwill	776	849
Other assets	653	208

Total assets	$21,273	$20,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,426	$3,658
Current portion of long-term debt	205	170
Accrual Income Taxes	57	—
Billing in excess of revenue	1,000	—
Accrued salaries and vacation	2,195	2,346
Other liabilities	1,607	2,047

Total current liabilities	9,490	8,221

Bank line of credit	1,859	3,763
Other long-term liabilities	1,239	1,292
Liabilities of discontinued operations, net	361	528
Reserve on guarantee of real estate debt	—	300

Total liabilities	12,949	14,104

Commitments and contingencies (Note K)

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 7,226,546 shares and 6,475,052 shares issued June 30, 2002 and 2001, respectively; 7,213,896 shares and 6,437,814 shares outstanding at June 30, 2002 and 2001, respectively	72	65
Capital in excess of par value	20,270	18,359
Accumulated deficit	(11,959)	(12,338)
Treasury stock	(59)	(73)

Total stockholders’ equity	8,324	6,013

Total liabilities and stockholders’ equity	$21,273	$20,117

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended June 30,

	2002	2001	2000

GROSS REVENUE	$67,988	$65,816	$56,149
Purchased services and materials, at cost	29,799	26,335	18,362

NET SERVICE REVENUE	38,189	39,481	37,787
Direct costs of services and overhead	31,254	32,071	30,742
Selling, general and administrative expenses	6,316	6,442	6,317
Non-recurring charge	—	1,320	—

OPERATING INCOME (LOSS)	619	(352)	728
OTHER EXPENSE
Interest expense	203	438	526
Income tax expense (benefit)	257	240	(138)

INCOME (LOSS) FROM CONTINUING OPERATIONS	159	(1,030)	340
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (net of tax)	(80)	243	—

NET INCOME (LOSS)	$79	$(787)	$340

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS — BASIC AND DILUTED	$.02	$(.16)	$.05

(LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS — BASIC AND DILUTED	$(.01)	$.04	$—

NET INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$.01	$(.12)	$.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	6,709	6,470	6,400

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	6,998	6,470	6,487

The accompanying notes are an integral part of these consolidated inancial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended June 30, 2002, 2001, and 2000

						Total
	Number		Capital in	Accumu-		Stock-
	of	Common	Excess of	lated	Treasury	holders'
	Shares	Stock	Par Value	Deficit	Stock	Equity

Balance, June 30, 1999	6,337	$63	$18,051	$(12,491)	$—	$5,623

Exercise of stock options	5	—	9	—	—	9
Common stock issued to ESSOP	69	1	163	—	—	164
Treasury stock issued to ESSOP	—	—	—	—	100	100
Purchase of Treasury stock	—	—	—	—	(134)	(134)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Net income	—	—	—	340	—	340

Balance, June 30, 2000	6,411	64	18,223	(11,851)	(34)	6,402

Common stock issued to ESSOP	64	1	136	—	—	137
Treasury stock issued to ESSOP	—	—	—	—	916	916
Purchase of Treasury stock	—	—	—	—	(955)	(955)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Net loss	—	—	—	(787)	—	(787)

Balance, June 30, 2001	6,475	65	18,359	(12,338)	(73)	6,013

Exercise of stock options	392	4	1,019	—	—	1,023
Treasury stock issued to ESSOP	—	—	—	—	250	250
Purchase of Treasury stock	—	—	—	—	(236)	(236)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Common stock issued to private placement	359	3	849	—	—	852
Tax benefit from exercise of stock options	—	—	43	—	—	43
Net income	—	—	—	79	—	79

Balance, June 30, 2002	7,226	$72	$20,270	$(11,959)	$(59)	$8,324

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,

	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$79	$(787)	$340
Adjustments to reconcile net income (loss) to net cash provided by continuing operations
Depreciation and amortization	766	751	748
Loss on sale of property and equipment	72	—	1
Provision for doubtful accounts receivable	732	179	231
Stock issued to ESSOP	250	1,053	264
Deferred tax expense (benefit)	1	317	(138)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,734)	223	1,788
(Increase) decrease in prepaid expenses and other assets	(171)	535	(680)
Increase (decrease) in accounts payable	768	29	(661)
(Decrease) increase in accrued salaries and vacation	(151)	(182)	348
Increase (decrease) in other liabilities	564	225	(432)

Net cash provided by continuing operations	1,176	2,343	1,809
Changes in net assets/liabilities of discontinued operations	(167)	(393)	16

Net cash provided by operating activities	1,009	1,950	1,825

Cash flows from investing activities
Purchases of property and equipment	(724)	(732)	(653)

Cash flows from financing activities
Net (payment) borrowing on bank line of credit	(1,904)	50	(395)
Principal borrowing (payments) on long-term debt	35	(310)	(1,135)
Borrowings on long-term debt	—	—	480
Purchase of treasury stock	(236)	(955)	(134)
Proceeds from issuance of common stock	1,023	—	9
Net proceeds from private placement	852	—	—

Net cash used in financing activities	(230)	(1,215)	(1,175)

Net increase (decrease) in cash and cash equivalents	55	3	(3)
Cash and cash equivalents at the beginning of the year	58	55	58

Cash and cash equivalents at the end of the year	$113	$58	$55

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are environmental, defense, and architecture/engineering services.

     Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

     Warranty estimates: The Company has certain warranty obligations under the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance against deferred tax assets has been established until such assets are expected to be realized in future periods.

     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability of June 30, 2002 of $361,000 is primarily reserved to wind down the remaining benefit plans of SMC. During the fiscal year the liability was increased by $130,000 due to the requirement of an additional accrual.

     Net income (loss) per share: The Company presents basic earnings per share and diluted earnings per share. Diluted earnings per share assumes exercise of dilutive stock options using the treasury stock method.

     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended June 30,

	2002	2001	2000

	(In thousands)
Weighted average number of shares outstanding
- basic	6,709	6,470	6,400
Effect of assumed exercise of options	289	—	87

Weighted average number of shares outstanding
- diluted	6,998	6,470	6,487

     Recently issued accounting standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. Versar was required to adopt SFAS No. 142 on July 1, 2002. The Company anticipates an annual increase to net income of $73,293, or $.01 per share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on Versar’s results of operations or financial condition.

     In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to settle the retirement obligation differs from the carrying amount. The Company does not believe there will be a material effect from the adoption of this standard.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, SFAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. SFAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, SFAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, SFAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company does not believe there will be a material effect from the adoption of this standard.

     In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect from the adoption of this standard.

     In July 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this standard.

     Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $998,000 and $1,027,000 at June 30, 2002 and 2001, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $326,000 and $363,000 at June 30, 2002 and 2001, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

     Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE B BUSINESS SEGMENTS

     The Company’s business segments are Environmental Services, Architecture/Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment.

     In April 2002, the A&E business segment sold its Utah operations to its former employees. Buyer purchased the existing capital assets, on-going contracts and remaining accounts receivables at book value. Buyer also assumed the liabilities of certain leased office equipments. Versar retained all other liabilities. The sale does not have a material impact on the business segment or consolidated operations of the Company.

     The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

     Summary financial information for each of the Company’s segments follows:

	Years Ended June 30,

	2002	2001	2000

		(In thousands)
NET SERVICE REVENUE
Environmental Services	$21,765	$24,083	$23,885
Architecture/Engineering	8,889	8,921	8,202
Defense Systems	7,535	6,477	5,700

	$38,189	$39,481	$37,787

OPERATING INCOME/(LOSS)(A)
Environmental Services	$3,783	$4,420	$4,571
Architecture/Engineering	241	797	750
Defense Systems	2,911	2,193	1,724

	$6,935	$7,410	$7,045
Selling, general and administrative expenses	(6,316)	(6,442)	(6,317)
Non-recurring charge	—	(1,320)	—

	$619	$(352)	$728

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended June 30,

	2002	2001

	(In thousands)
IDENTIFIABLE ASSETS
Environmental Services	$7,780	$8,008
Architecture/Engineering	5,346	5,229
Defense Systems	3,565	3,011
Corporate and Other	4,582	3,869

	$21,273	$20,117

NOTE C ACCOUNTS RECEIVABLE

	June 30,

	2002	2001

	(In thousands)
Billed receivables
U.S. Government	$4,508	$2,737
Commercial	5,037	5,185
Unbilled receivables
U.S. Government	3,478	4,178
Commercial	2,365	1,740

	15,388	13,840
Allowance for doubtful accounts	(868)	(322)

	$14,520	$13,518

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of Federal and state governments’ incurred cost audits. Management anticipates that the June 30, 2002 unbilled receivables will be substantially billed and collected in fiscal year 2003.

NOTE D PROPERTY AND EQUIPMENT

	Estimated
	Useful Life
	in Years	June 30,

		2002	2001

		(In thousands)
Furniture and fixtures	10	$773	$1,334
Equipment	3 to 10	5,114	6,000
Leasehold improvements	Life of lease	1,793	1,926

		7,680	9,260
Accumulated depreciation and amortization		(5,206)	(6,745)

		$2,474	$2,515

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $692,000, $678,000, and $674,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

     Maintenance and repair expenses approximated $307,000, $303,000, and $312,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

NOTE E RELATED PARTY TRANSACTIONS

     In February 2002, the Company advanced approximately $59,000 to an employee of the Company. The advance does not bear interest and is scheduled to be re-paid 18 months from the date of the advance. Such advance has been included in pre-paid expenses and other current assets in the accompanying consolidated financial statements.

NOTE F DEBT

	June 30,

	2002	2001

	(In thousands)
Bank line of credit, Bank of America	$1,859	$3,763
Other	205	170

Total debt	2,064	3,933
Current portion of long-term debt	(205)	(170)

Long-term debt	$1,859	$3,763

     Versar’s line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.59% at June 28, 2002). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2002 was approximately $4,641,000. Advances under the line are due upon demand or on November 30, 2003. The loan has certain covenants related to maintenance of financial ratios. In June 2002, the Company obtained a waiver of defaults of its financial covenants under the line of credit as a result of the loss incurred in the fourth quarter of fiscal year 2002. Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet the working capital needs for fiscal year 2003.

     The revolving Bank line of credit amount based on average daily balances outstanding for the years ended June 30, 2002, 2001, and 2000, approximated $3,164,000, $3,973,000, and $4,180,000, respectively, and the weighted average interest rates for such periods were 5.1%, 8.3%, and 8.5%, respectively. The maximum amount outstanding approximated $5,400,000, $6,264,000, and $6,086,500 during fiscal years 2002, 2001, and 2000, respectively. Weighted average interest rates are computed by relating the interest expense to the average month-end balance.

     Interest payments were $205,000, $418,000, and $414,000 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At June 30, 2001, Versar guaranteed a term loan for Sarnia Corporation, a former wholly-owned real estate subsidiary of Versar, that was spun-off to Versar shareholders on June 30, 1994. As the loan was being repaid, Versar’s reserve was added to Versar’s equity. In January 2002, the entire term loan was repaid by Sarnia Corporation and Versar’s guarantee was removed and added back into equity.

NOTE G NEW EQUITY

     In June 2002, the Company sold 359,183 shares of its Common Stock at $2.78 per share to an institutional investor in a private placement. The Company also issued warrants to purchase 359,183 shares of Common Stock, one-half with an exercise price of $3.48 and the other half with an exercise price of $4.00.

     The securities sold in the private placement were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Company has agreed, however, to provide a shelf registration statement registering resale of the shares sold and the shares underlying the warrants with the Securities and Exchange Commission no later than September 15, 2002.

NOTE H STOCK OPTIONS

     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the 1992 Plan), and a Non-Qualified Stock Option Plan adopted on April 30, 1987 (the 1987 Plan). Options have been granted from these plans to purchase the Company’s common stock.

     Under the 1996 Stock Option Plan, options may be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the plan.

     Under the 1992 Plan, options may be granted to key employees at the fair market value on the date of grant and become exercisable during the five-year period from the date of the grant at 20% per year. Certain unexercised options are cancelled on the tenth anniversary of the grant under the 1992 Plans.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Options under the Stock Option 1982, 1992, and 1996 Plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)
Outstanding at June 30, 1999	1,405	$1.750	to	$5.375	$4,272
Granted	271	2.375	to	2.813	650
Exercised	(5)	1.750	to	1.750	(9)
Cancelled	(80)	1.750	to	4.500	(234)

Outstanding at June 30, 2000	1,591	$1.750	to	$5.375	$4,679
Granted	35	1.938	to	2.060	69
Cancelled	(345)	1.750	to	5.375	(1,059)

Outstanding at June 30, 2001	1,281	$1.750	to	$5.375	$3,689
Granted	40	2.050	to	3.750	120
Exercised	(282)	1.750	to	3.940	(729)
Cancelled	(69)	1.750	to	4.500	(225)

Outstanding at June 30, 2002	970	$1.750	to	$5.375	$2,855

     At June 30, 2002, 2001, and 2000, options aggregating 807,000, 943,000 and 1,066,000 shares were exercisable under the 1982, 1992 and 1996 Plans.

     Participants in the 1987 Plan include employees, independent contractors, and, in certain circumstances, Directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised or have expired without exercise.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options under the 1987 Plan are as follows:

	Optioned	Option Price
	Shares		Per Share		Total

		(In thousands, except per share price)
Outstanding at June 30, 1999	304	$2.375	to	$4.750	$877
Cancelled	(5)	2.437	to	3.563	(15)

Outstanding at June 30, 2000	299	$2.375	to	$4.750	$862

Outstanding at June 30, 2001	299	$2.375	to	$4.750	$862
Granted	71	1.750	to	6.500	318
Exercised	(110)	2.375	to	$4.750	(295)
Cancelled	(8)	2.500	to	3.5625	(23)

Outstanding at June 30, 2002	252	$1.750	to	$6.500	$862

     Non-Qualified stock options of 222,000, 299,000, and 299,000 shares were exercisable at June 30, 2002, 2001, and 2000, respectively.

     The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option granted to employees and directors. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

		2002	2001	2000

			(In thousands, except
			per share data)
Net (Loss) Income:	As Reported	$79	$(787)	$340
	Pro Forma	(108)	(921)	185
Net (Loss) Income Per Share
- Basic:	As Reported	$.01	$(.12)	$.05
	Pro Forma	(.02)	(.14)	.03
Net (Loss) Income Per Share
- Diluted:	As Reported	$.01	$(.12)	$.05
	Pro Forma	(.02)	(.14)	.03

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

     The weighted average fair value of options granted was $2.59, $0.93 and $1.22 during 2002, 2001 and 2000, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: expected volatility of 88.7%, 47% and 49% for 2002, 2001 and 2000, respectively; risk-free interest rate of 4.57%, 4.97% and 6.18% for 2002, 2001 and 2000, respectively; and expected lives of five years after the grant date.

NOTE I INCOME TAXES

     The expense (benefit) for income taxes applicable to income from continuing operations consists of the following:

	Years Ended June 30,

	2002	2001	2000

	(In thousands)
Current
Federal	$—	$—	$—
State	206	73	—

Deferred
Federal	1	283	(188)
State	—	34	50

	$207	$390	$(138)

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

	June 30,	June 30,
	2002	2001

Deferred Tax Assets:
Employee benefits	$684	$685
Accrued warranty costs	184	—
Bad debt reserves	347	122
All other reserves	100	149
Discontinued operations reserves	143	157
Alternative minimum tax credits	117	117
Net operating losses	1,646	2,078
Net operating losses of purchased business	1,000	1,000
State tax net operating losses	436	280
Depreciation	184	164
Other	14	4

Total Deferred Tax Assets	4,855	4,756
Valuation Allowance	(3,156)	(3,056)

Net Deferred Tax Asset	$1,699	$1,700

     Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 2002, the Company had $117,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance until the probability of realization of these assets becomes more certain.

     SMC has net operating loss carryforwards of approximately $9.3 million for federal income tax purposes, which will expire in the years 2002 through 2012. Due to the substantial changes in SMC’s ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the 8 remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A reconciliation of the Company’s income tax expense (benefit) for the federal statutory rate is as follows:

	Years Ended June 30,

	2002	2001	2000

		(In thousands)
Expected provision at federal statutory rate	$97	$(135)	$55
Change in valuation allowance	100	421	(200)
State income tax expense	11	68	33
Permanent items	(38)	56	5
Tax effect of non-qualified stock option exercised	43	—	—
Other	(6)	(20)	(31)

	$207	390	$(138)

     Income taxes paid for the years ended June 30, 2002, 2001, and 2000 were $121,000, $105,000, and $91,000, respectively.

NOTE J EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Company had established an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. The plan includes an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k)). The plan permits voluntary participation in the 401(k) Plan upon employment. All employees with at least 1,000 hours of service are eligible to participate in the ESOP.

     Contributions to the ESOP are made at the discretion of the Company in the form of the Company’s stock or cash, which is invested by the plan’s Trustees in the Company’s stock. No contributions were made in fiscal years 2002 through 2000.

     The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company will match qualified contributions with a contribution of 100% of each employee’s contribution up to 4% of the employee’s salary. This contribution may be in the Company’s stock or cash. In fiscal year 2002, the Company matched $293,000 in stock and $369,000 in cash for a total of $662,000. For fiscal years 2001 and 2000, the Company made stock contributions approximated at $1,067,000 and $164,000, respectively.

     All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vest ratably with years of service such that full vesting occurs after five years of credited service.

     Effective July 1, 2002, the 401(k) Plan was restated to be in compliance with the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA). Furthermore, the Company spun out the ESOP to be a separate plan from the 401(k) plan. The Company also changed the plan year from June 30 to a calendar year end. Restated plan documents and changes for both the 401(k) and ESOP plans have been submitted to the IRS for determination and approval.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     GEOMET, a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. There were no contributions made in fiscal years 2002 and 1999. Contributions of approximately $35,000 were made in fiscal year 2001. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

NOTE K COMMITMENTS AND CONTINGENCIES

     Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 2000 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

     The Company leases approximately 185,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)
2003	$3,304
2004	2,869
2005	2,671
2006	1,789
2007	1,598
2008 and thereafter	3,724

$15,955

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,867,000, $2,637,000 and $2,627,000, for 2002, 2001 and 2000, respectively.

     In August 1997, Versar entered into a contract with the Trustees for the Environ-Chem Superfund Site that, based upon an existing design, Versar would perform a detailed design, construct and operate a soil vapor extraction system. Subsequently, during the operation phase, Versar was terminated by the Trustees for convenience. The Trustees failed to pay certain invoices and retention due Versar.

     On March 19, 2001, Versar instituted a lawsuit against Roy O. Ball, Trustee of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claiming breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgement on a number of the previously stated claims.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the plaintiffs and third-party defendants have filed Motions to Dismiss the Company’s counter-claim. The motion is still pending. In the meantime, plaintiffs have filed a Motion for Partial Summary Judgement to which the Company has responded. It too is pending. Written and oral discovery has commenced and is expected to be completed by the end of the year. Trial is scheduled for February 2003. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE L CUSTOMER INFORMATION

     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended June 30,

	2002	2001	2000

		(In thousands)
U.S. Department of Defense	$38,576	$38,157	$28,021
U.S. Environmental Protection Agency	3,495	2,734	3,245
Other U.S. Government agencies	3,906	5,202	2,158

Total U.S. Government	$45,977	$46,093	$33,424

     The Company’s two major contracts with the Department of Defense generated revenues of approximately $20,353,000 and $23,150,000 in fiscal years 2002 and 2001, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     NOTE M QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal years 2002 and 2001 is as follows (in thousands, except per share amounts):

	Fiscal Year 2002				Fiscal Year 2001

Quarter ending	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Gross Revenue	$17,486	$17,225	$18,275	$15,002	$15,107	$16,789	$17,745	$16,175
Net Service Revenue	9,703	9,339	10,244	8,903	9,592	9,947	10,259	9,683
Operating (loss) income	(531)	182	1,134	(166)	(1,697)	241	563	541
Net (loss) income	$(425)	$91	$661	$(248)	$(1,377)	$70	$261	$259

Net (loss) income per share — diluted	$(0.06)	$0.01	$0.09	$(0.04)	$(0.21)	$0.01	$0.04	$0.04

Weighted average number of shares outstanding — diluted	6,901	7,195	7,006	6,476	6,475	6,518	6,486	6,482

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS
2000	608,547	230,869	(291,012)	548,404
2001	548,404	179,017	(405,733)	321,688
2002	321,688	732,173	(185,610)	868,251