Form 10-Q
period 2002-09-30
VERSAR INC
filed 2002-11-14
CIK 803647

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended   September 30, 2002
                                   ------------------------

                   Commission File Number   1-9309
                                         ------------


                             VERSAR, INC.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                          54-0852979
--------------------------------   ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                    22151
--------------------------------   ------------------------------------
(Address of principal executive                 (Zip Code)
 offices)

Registrant's telephone number, including area code   (703) 750-3000
                                                  --------------------


                            Not Applicable
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No
                            -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock      Outstanding at October 30, 2002
          ---------------------      -------------------------------
              $ .01 par value                7,226,546 shares

                    VERSAR, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q


                                                              PAGE
                                                              ----

PART I - FINANCIAL INFORMATION

 ITEM 1 - Financial Statements

          Consolidated Balance Sheets as of
          September 30, 2002 and June 30, 2002.                 3

          Consolidated Statements of Operations for the
          Three-Month Periods Ended September 30, 2002
          and 2001.                                             4

          Consolidated Statements of Cash Flows
          for the Three-Month Periods Ended
          September 30, 2002 and 2001.                          5

          Notes to Consolidated Financial Statements         6-10

 ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations 11-12

 ITEM 4 - Procedures and Controls                              13

PART II - OTHER INFORMATION

 ITEM 1 - Legal Proceedings                                    13

 ITEM 6 - Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                     15

CERTIFICATIONS                                              16-19

                      VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                              (In thousands)

                                      September 30,     June 30,
                                          2002            2002
                                      -------------  -------------
ASSETS                                 (Unaudited)
  Current assets
    Cash and cash equivalents . . .   $        108   $        113
    Accounts receivable, net. . . .         14,019         14,520
    Prepaid expenses and other
      current assets. . . . . . . .            993          1,038
    Deferred income taxes . . . . .            419            419
                                      -------------  -------------

      Total current assets. . . . .         15,539         16,090

  Property and equipment, net . . .          2,331          2,474
  Deferred income taxes . . . . . .            880          1,280
  Goodwill. . . . . . . . . . . . .            776            776
  Other assets. . . . . . . . . . .            663            653
                                      -------------  -------------
      Total assets. . . . . . . . .   $     20,189   $     21,273
                                      =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . . . .   $      3,511   $      4,426
    Current portion of long-term
      debt. . . . . . . . . . . . .            125            205
    Accrued income taxes. . . . . .            ---             57
    Billing in excess of revenue. .          1,000          1,000
    Accrued salaries and vacation .          1,638          2,195
    Other liabilities . . . . . . .          2,330          1,607
                                      -------------  -------------
      Total current liabilities . .          8,604          9,490

  Bank line of credit . . . . . . .          3,048          1,859
  Other long-term liabilities . . .          1,255          1,239
  Liabilities of discontinued
    operations. . . . . . . . . . .            359            361
                                      -------------  -------------
      Total liabilities . . . . . .         13,266         12,949
                                      -------------  -------------

  Stockholders' equity
    Common stock, $.01 par value;
      30,000,000 shares authorized;
      7,226,546 shares issued at
      September 30, and June 30,
      2002; 7,213,896 shares outstanding
      at September 30, and June 30,
      2002. . . . . . . . . . . . .             72             72
    Capital in excess of par value.         20,270         20,270
    Accumulated deficit . . . . . .        (13,360)       (11,959)
    Treasury stock. . . . . . . . .            (59)           (59)
                                      -------------  -------------
      Total stockholders' equity. .          6,923          8,324
                                      -------------  -------------

      Total liabilities and
        stockholders' equity. . . .   $     20,189   $     21,273
                                      =============  =============


          The accompanying notes are an integral part of these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
           (Unaudited - in thousands, except per share amounts)


                                           For the Three-Month
                                       Periods Ended September 30,
                                       ----------------------------
                                           2002           2001
                                       -------------  -------------

GROSS REVENUE . . . . . . . . . . .    $     13,884   $     15,002
Purchased services and materials,
  at cost . . . . . . . . . . . . .           5,860          6,099
                                       -------------  -------------

NET SERVICE REVENUE . . . . . . . .           8,024          8,903
Direct costs of services and
  overhead. . . . . . . . . . . . .           6,725          7,554
Selling, general and administrative
  expenses. . . . . . . . . . . . .           1,468          1,515
Non-recurring charge. . . . . . . .             800            ---
                                       -------------  -------------
OPERATING LOSS. . . . . . . . . . .            (969)          (166)

OTHER EXPENSE
Interest expense. . . . . . . . . .              32             69

Income tax expense. . . . . . . . .             400             13
                                       -------------  -------------

NET LOSS. . . . . . . . . . . . . .    $     (1,401)  $       (248)
                                       =============  =============

NET LOSS PER SHARE - BASIC
 AND DILUTED. . . . . . . . . . . .    $      (0.19)  $       (.04)
                                       =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC . . . .           7,227          6,476
                                       =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED . . .           7,227          6,476
                                       =============  =============



         The accompanying notes are an integral part of these consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                        (Unaudited - in thousands)

                                          For the Three-Month
                                      Periods Ended September 30,
                                      -------------  -------------
                                           2002           2001
                                      -------------  -------------

Cash flows from operating activities
 Net loss . . . . . . . . . . . . . . $     (1,401)  $       (248)

 Adjustments to reconcile net loss to
   net cash provided by operating
   activities
    Depreciation and amortization . .          168            196
    Provision for doubtful accounts
      receivable. . . . . . . . . . .           (9)            31
    Loss on disposal of property and
      equipment . . . . . . . . . . .           16            ---
    Increase to tax valuation
      allowance . . . . . . . . . . .          400              9

 Changes in assets and liabilities
    Decrease in accounts receivable .          510            382
    Decrease in prepaids and other
      assets. . . . . . . . . . . . .           35             77
    (Decrease) increase in accounts
      payable . . . . . . . . . . . .         (915)           633
    Decrease in accrued salaries
      and vacation. . . . . . . . . .         (557)          (510)
    Increase (Decrease) in other
      liabilities . . . . . . . . . .          682           (395)
                                      -------------  -------------
        Net cash (used) provided by
          continuing operating
          activities. . . . . . . . .       (1,071)           175
                                      -------------  -------------

 Changes in net liabilities of
   discontinued operations. . . . . .           (2)           ---
                                      -------------  -------------
        Net cash (used) provided by
          operating activities. . . .       (1,073)           175
                                      -------------  -------------

Cash flows from investing activities
  Purchase of property and equipment           (41)          (188)
                                      -------------  -------------

Cash flows from financing activities
  Net borrowings on bank line of
    credit. . . . . . . . . . . . . .        1,189            134
  Principal payments on long-term
    debt. . . . . . . . . . . . . . .          (80)           (92)
  Purchase of treasury stock. . . . .          ---            (33)
  Proceeds from issuance of common
    stock . . . . . . . . . . . . . .          ---              4
                                      -------------  -------------
        Net cash provided by
          financing activities. . . .        1,109             13
                                      -------------  -------------

Net decrease in cash and cash
  equivalents . . . . . . . . . . . .           (5)           ---
Cash and cash equivalents at
  beginning of the period . . . . . .          113             58
                                      -------------  -------------
Cash and cash equivalents at
  end of the period . . . . . . . . . $        108   $         58
                                      =============  =============

Supplementary disclosure of
  cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . $         29   $         58
    Income taxes. . . . . . . . . . .           73             15


         The accompanying notes are an integral part of these consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2002 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2002, and the results of operations for the three-month periods ended September 30, 2002 and 2001.
The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                     VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At September 30, 2002, the Company had $5.2 million net deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.9 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(E)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(F)  Warranty Estimates

     The Company has certain warranty obligations under the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance.

(G)  Net Loss Per Share

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the periods ended September 30, 2002, and September 30, 2001, the assumed exercise of the Company's outstanding stock options using the Treasury Stock Method are not included in the calculation as the effect would be anti-dilutive.

(H)  Common Stock

     There was no common stock issued during the first quarter of fiscal year 2003. In the first quarter of fiscal year 2002, 2,400 shares of common stock were issued to an employee stock option plan.

(I)  Private Placement

     In June 2002, the Company sold 359,183 shares of its common stock at $2.78 per share to an institutional investor in a private placement. The Company also issued warrants to the institutional investor to purchase 359,183 shares of Common Stock, one-half with an exercise price of $3.48 and the other half with an exercise price of $4.00. The Company also issued warrants to an investment banking firm to purchase 26,939 shares of common stock with an exercise price of $3.48.

     The securities sold in the private placement were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Company filed an S-3, dated September 10, 2002 to register the shares with the Securities and Exchange Commission.

                   VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

(J) As of the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next two years. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. These reductions were taken in order to reduce the Company's overall cost structure and reduce costs in nonperforming divisions. Management believes the elimination of these positions and reductions of occupancy related expenses should improve operating profits in future periods.

(K)   Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. Versar was required to adopt SFAS No. 142 on July 1, 2002. The Company anticipates an annual increase to net income of $73,293, or $.01 per share, or $18,623 for the first quarter of fiscal year 2003 from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on Versar's results of operations or financial condition.

      In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. The Company does not believe there will be a material effect from the adoption of this standard.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, SFAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. SFAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, SFAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, SFAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company does not believe there will be a material effect from the adoption of this standard.

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

      In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believethere will be a material effect from the adoption of this standard.

      In July 2002, the FASB issued FAS 146, "Accounting for
Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this standard.

(L)   Business Segments

      The Company's business segments are Environmental Services, Architecture/Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment, defecting and destroying biological and chemical agents.

      In April 2002, the A&E business segment sold its Utah operations to its former employees. The buyers purchased the existing capital assets, on-going contracts and remaining accounts receivables at book value. The buyers also assumed the liabilities of certain leased office equipments. Versar retained all other liabilities. The sale did not have a material impact on the business segment or consolidated operations of the Company.

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

                    VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

      Summary financial information for each of the Company's segments follows:

                                        For the Three-Month
                                    Periods Ended September 30,
                                    ----------------------------
                                         2002          2001
                                    -------------  -------------
                                            (In thousands)
NET SERVICE REVENUE
-------------------
 Environmental Services             $      4,758   $      5,379
 Architecture/Engineering                  1,957          2,126
 Defense Systems                           1,309          1,398
                                    -------------  -------------

                                    $      8,024   $      8,903
                                    =============  =============

OPERATING INCOME/(LOSS)(A)
--------------------------
 Environmental Services             $        840   $        963
 Architecture/Engineering                    340              4
 Defense Systems                             270            442
 Corporate and other                        (151)           (60)
                                    -------------  -------------
                                           1,299          1,349

Selling, general and
  administrative expenses                  1,468          1,515
Non-recurring charge                         800            ---
                                    -------------  -------------
                                    $       (969)  $       (166)
                                    =============  =============

(A) Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS            September 30, 2002   June 30, 2002
-------------------            ------------------   --------------

Environmental Services               $   8,298        $   7,780
Architecture/Engineering                 5,935            5,346
Defense Systems                          2,982            3,565
Corporate and Other                      2,974            4,582
                                     ----------       ----------

                                     $  20,189        $  21,273
                                     ==========       ==========

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2003 and 2002
-----------------------------------------------------

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

      Versar's gross revenue for the first quarter of fiscal year 2003 decreased by $1,118,000 (7%) compared to gross revenue for the comparable period of fiscal year 2002. The decrease in gross revenue was due to the winding down of the Company's STEPO contract in the Defense Segment and lower remedial construction work in the Company's Environmental Segment. Such decrease was, in part, offset by increased design construction work of approximately $1,350,000 in the Company's Architecture and Engineering segment.

      Purchased services and materials for the first quarter of fiscal year 2003 decreased by $239,000 (4%) compared to the comparable costs for the first quarter of fiscal year 2002.
The decrease is due to lower subcontracted activities in the Defense segment as mentioned above.

      Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 10% compared to the first quarter of fiscal year 2002. The decrease is primarily due to the lower gross revenues as mentioned above.

      Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 84% in the first quarter of fiscal year 2003 compared to 85% in the first quarter of fiscal year 2002. The decrease in the first quarter of fiscal year 2003 was attributable to severance costs that were incurred in the first quarter of fiscal year 2002.

      Selling, general and administrative expenses approximated 18% of net service revenue in the first quarter of fiscal year 2003 compared to 17% in the first quarter of fiscal year 2002. The increase is primarily due to the decrease in net service revenue during the first quarter of fiscal year 2003. Actual selling, general and administrative costs decreased by 3% in the first quarter of fiscal year 2003 as compared to the comparable period in fiscal year 2002.

      As of the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

paid out during the next two years. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. These reductions were taken in order to reduce the Company's overall cost structure and reduce costs in nonperforming divisions. Management believes the elimination of these positions and reductions of occupancy related expenses should improve operating profits in future periods.

      Operating loss for the first quarter of fiscal year 2003 was $969,000, an increase of $803,000 compared to the first quarter of fiscal year 2002. The increase is primarily attributable to the non-recurring charge as mentioned above.

      Income tax expense for the first quarter of fiscal year 2003 increased by $387,000 compared to the comparable period of the previous fiscal year. The increase is due to a $400,000 increase in the Company's deferred tax valuation allowance during the first quarter of fiscal year 2003. The additional valuation allowance is the result of revisions to fiscal year 2003 projected taxable income, which was lower than originally expected. The Company has approximately $5.2 million in tax assets of which a $3.9 million valuation allowance has been reserved against the tax assets.
The Company established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

      Versar's net loss for the first quarter of fiscal year 2003 was $1,401,000 compared to a net loss of $248,000 in the first quarter of fiscal year 2002. The increase in net loss is due to the lower net service revenue as well as the non-recurring charge recorded in the first quarter of fiscal year 2003.

Liquidity and Capital Resources
-------------------------------

      The Company's working capital at September 30, 2002 approximated $6,935,000, an increase of $338,000 (5%) from June 30, 2002. The increase is primarily due to lower short term liabilities, which were financed by the Company's long term line of credit, which increased by $1,189,000. In addition, the Company's current ratio at September 30, 2002 was 1.80, which was slightly higher than that reported on June 30, 2002.

      Versar's line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.56% of September 30, 2002). A commitment fee of 1/4% on the unused portion of the line of credit is also charged.
The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 2002 was approximately $1,460,000. Advances under the line are due upon demand or on November 30, 2003. The loan has certain covenants related to maintenance of financial ratios. In November 2002, the Company had to obtain a waiver of certain financial covenants under its line of credit as a result of a loss incurred in the first quarter of fiscal year 2003. Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet the working capital needs for fiscal year 2003.

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

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Item 4 - Procedures and Controls

      Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      In August 1997, Versar entered into a contract with the Trustees for the Environ-Chem Superfund Site that, based upon an existing design, Versar would perform a detailed design, construct and operate a soil vapor extraction system. Subsequently, during the operation phase, Versar was terminated by the Trustees for convenience. The Trustees failed to pay certain invoices and retainages due Versar.

      On March 19, 2001, Versar instituted a lawsuit against the Trustees of the Environmental Conservation and Chemical Corporation Site Trust Fund and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee,
URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claiming breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana. At the same time, on April 20, 2001, the two Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgement on a number of the previously stated claims.

      On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company has filed an answer to the Indiana lawsuit and the plaintiffs and third-party defendants have filed Motions to Dismiss the Company's counter-claim. The court granted the motions in part and denied them in part. Versar has amended its answer and counter-claim and has moved for reconsideration. In the meantime, plaintiffs have filed a Motion for Partial Summary Judgement to which the Company has responded. That motion is pending. Written and oral discovery has commenced and is expected to be completed by the end of the year. Trial is scheduled for February 2003. Based upon discussions with outside counsel, management does not believe that any adverse determination under the Trustees' lawsuit would have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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






                                           VERSAR, INC.
                                           ------------
                                           (Registrant)






                                       By:  /S/ Theodore M. Prociv
                                          -------------------------
                                          Theodore M. Prociv
                                          Chief Executive Officer,
                                          President, and Director





                                       By:  /S/ Lawrence W. Sinnott
                                          --------------------------
                                          Lawrence W. Sinnott
                                          Vice President, Chief
                                          Financial Officer,
                                          Treasurer, and Principal
                                          Accounting Officer


Date:  November 12, 2002

       CERTIFICATION BY THEODORE M. PROCIV PURSUANT TO
             SECURITIES EXCHANGE ACT RULE 13A-14

I, Theodore M. Prociv, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Versar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/S/ Theodore M. Prociv
-----------------------------------
Theodore M. Prociv
President and Chief Executive Officer

       CERTIFICATION BY LAWRENCE W. SINNOTT PURSUANT TO
              SECURITIES EXCHANGE ACT RULE 13A-14

I, Lawrence W. Sinnott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Versar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/S/ Lawrence W. Sinnott
-----------------------------------
Lawrence W. Sinnott
Senior Vice President and Chief Financial Officer

                  Section 906 Certification



                  CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore M. Prociv, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       /S/ Theodore M. Prociv
       -----------------------
       Theodore M. Prociv
       President and CEO


November 12, 2002

                     Section 906 Certification



                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence W. Sinnott, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       /S/ Lawrence W. Sinnott
       -------------------------
       Lawrence W. Sinnott
       Senior Vice President and Chief
         Financial Officer


November 12, 2002