Form 10-Q
period 2002-12-31
VERSAR INC
filed 2003-02-10
CIK 803647

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended  December 31, 2002
                                        --------------------

                   Commission File Number 1-9309
                                         --------

                            VERSAR, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               DELAWARE                   54-0852979
---------------------------------   -------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)

         6850 Versar Center
         Springfield, Virginia               22151
---------------------------------   -------------------------
(Address of principal executive            (Zip Code)
 offices)

Registrant's telephone number, including area code (703) 750-3000
                                                  ---------------

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

        Class of Common Stock     Outstanding at January 31. 2003
        ---------------------     -------------------------------
           $ .01 par value                 7,226,546 shares

                      VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                            PAGE
                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Consolidated Balance Sheets as of
            December 31, 2002 and June 30, 2002.               3

            Consolidated Statements of Operations for the
            Three-Month and Six-Month Periods Ended
            December 31, 2002 and 2001.                        4

            Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended
            December 31, 2002 and 2001.                        5

            Notes to Consolidated Financial Statements      6-10

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     11-13

   ITEM 4 - Procedures and Controls                           14

PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                 14

   ITEM 4 - Submission of Matters to a Vote of Stockholders   15

   ITEM 6 - Exhibits and Reports on Form 8-K                  15

SIGNATURES                                                    16

CERTIFICATIONS                                             17-18

                     VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In thousands)

                                 December 31,       June 30,
                                     2002             2002
                                 -------------    -------------
ASSETS                           (Unaudited)
  Current assets
    Cash and cash equivalents .  $         86     $        113
    Accounts receivable, net. .        15,372           14,520
    Prepaid expenses and other
      current assets. . . . . .           539            1,038
    Deferred income taxes . . .           419              419
                                 -------------    -------------
        Total current assets. .        16,416           16,090

  Property and equipment, net .         2,354            2,474
  Deferred income taxes . . . .           706            1,280
  Goodwill. . . . . . . . . . .           776              776
  Other assets. . . . . . . . .           634              653
                                 -------------    -------------
        Total assets. . . . . .  $     20,886     $     21,273
                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable. . . . . .  $      3,803     $      4,426
    Current portion of long-term
      debt. . . . . . . . . . .            59              205
    Accrued income taxes. . . .             7               57
    Billing in excess of
      revenue . . . . . . . . .           800            1,000
    Accrued salaries and
      vacation. . . . . . . . .         2,111            2,195
    Other liabilities . . . . .         2,166            1,607
                                 -------------    -------------
        Total current
          liabilities . . . . .         8,946            9,490

  Bank line of credit . . . . .         3,088            1,859
  Other long-term liabilities .         1,278            1,239
  Liabilities of discontinued
    operations. . . . . . . . .           322              361
                                 -------------    -------------
        Total liabilities . . .        13,634           12,949
                                 =============    =============

  Stockholders' equity
    Common stock, $.01 par value;
     30,000,000 shares authorized;
     7,226,546 shares issued at
     December 31, and June 30, 2002;
     7,213,906 and 7,213,896 shares
     outstanding at December 31,
     and June 30, 2002,
     respectively . . . . . . .            72               72
    Capital in excess of par
     value. . . . . . . . . . .        20,270           20,270
    Accumulated deficit . . . .       (13,031)         (11,959)
    Treasury stock. . . . . . .           (59)             (59)
                                 -------------    -------------
        Total stockholders'
          equity. . . . . . . .         7,252            8,324
                                 -------------    -------------

        Total liabilities and
         stockholders' equity .  $     20,886     $     21,273
                                 =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.


                     VERSAR, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
         (Unaudited - in thousands, except per share amounts)

                                          For the Three-Month          For the Six-Month
                                       Periods Ended December 31,   Periods Ended December 31,
                                       --------------------------   --------------------------
                                           2002          2001           2002          2001
                                       ------------  ------------   ------------  ------------
GROSS REVENUE . . . . . . . . . . . .  $    15,428   $    18,275    $    29,312   $    33,277
Purchased services and materials,
  at costs. . . . . . . . . . . . . .        6,157         8,031         12,017        14,130
                                       ------------  ------------   ------------  ------------

NET SERVICE REVENUE . . . . . . . . .        9,271        10,244         17,295        19,147
Direct costs of services and
  overhead. . . . . . . . . . . . . .        7,129         7,474         13,854        15,028
Selling, general and administrative
  expenses. . . . . . . . . . . . . .        1,589         1,636          3,057         3,151
Other Expenses. . . . . . . . . . . .          ---           ---            800           ---
                                       ------------  ------------   ------------  ------------
OPERATING INCOME (LOSS)                        553         1,134           (416)          968

OTHER EXPENSE
Interest expense. . . . . . . . . . .           43            56             75           125
Income tax expense. . . . . . . . . .          181           337            581           350
                                       ------------  ------------   ------------  ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS. . . . . . . . . . . . .          329           741         (1,072)          493

Loss from discontinued operations
  (net of tax benefit $50). . . . . .          ---           (80)           ---           (80)
                                       ------------  ------------   ------------  ------------

NET INCOME (LOSS) . . . . . . . . . .  $       329   $       661    $    (1,072)  $       413
                                       ============  ============   ============  ============

INCOME (LOSS) PER SHARE FROM
  CONTINUING OPERATIONS - BASIC . . .  $       .05   $      0.11    $     (0.15)  $      0.08
                                       ============  ============   ============  ============

INCOME (LOSS) PER SHARE FROM
  CONTINUING OPERATIONS - DILUTED . .  $       .05   $      0.11    $     (0.15)  $      0.07
                                       ============  ============   ============  ============

(LOSS) PER SHARE FROM
  DISCONTINUED OPERATIONS - BASIC
  AND DILUTED . . . . . . . . . . . .  $       ---   $     (0.01)   $       ---   $     (0.01)
                                       ============  ============   ============  ============

NET INCOME (LOSS) PER SHARE -
  BASIC . . . . . . . . . . . . . . .  $       .05   $      0.10    $     (0.15)  $      0.06
                                       ============  ============   ============  ============

NET INCOME (LOSS) PER SHARE -
  DILUTED . . . . . . . . . . . . . .  $       .05   $      0.09    $     (0.15)  $      0.06
                                       ============  ============   ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC. . . . .        7,227         6,630          7,227         6,553
                                       ============  ============   ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - DILUTED. . . .        7,247         7,006          7,227         6,794
                                       ============  ============   ============  ============


                The accompanying notes are an integral part of these consolidated financial statements.

                          VERSAR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Unaudited - in thousands)

                                                         For the Six-Month
                                                     Periods Ended December 31,
                                                         2002          2001
                                                     ------------  ------------
Cash flows from operating activities
 Net (loss) income. . . . . . . . . . . . . . . .    $    (1,072)  $       413

 Adjustments to reconcile net income to
  net cash used in operating activities
    Depreciation and amortization . . . . . . . .            352           387
    Loss on sale of property and equipment. . . .             18             2
    Provision for doubtful accounts receivable. .             60           108
    Common stock issued to ESSOP. . . . . . . . .            ---           106
    Increase to tax valuation allowance . . . . .            574           228

 Changes in assets and liabilities
    Increase in accounts receivable . . . . . . .           (912)       (2,327)
    Decrease in prepaids and other assets . . . .            518            24
    (Decrease) increase in accounts payable . . .           (623)        1,825
    Decrease in accrued salaries and vacation . .            (84)         (132)
    Increase (decrease) in other liabilities. . .            348          (672)
                                                     ------------  ------------
        Net cash used in continuing operations. .           (821)          (38)
 Changes in net assets/liabilities of
  discontinued operations . . . . . . . . . . . .            (39)          (47)
                                                     ------------  ------------
        Net cash used in operating activities . .           (860)          (85)
                                                     ------------  ------------

Cash flows used in investing activities
 Purchase of property and equipment . . . . . . .           (250)         (314)
                                                     ------------  ------------

Cash flows from financing activities
 Net borrowings (payments) on bank line
  of credit . . . . . . . . . . . . . . . . . . .          1,229           (43)
 Principal payments on long-term debt . . . . . .           (146)         (154)
 Proceeds from issuance of the Company's
  common stock. . . . . . . . . . . . . . . . . .            ---           675
 Purchase of treasury stock . . . . . . . . . . .            ---           (79)
                                                     ------------  ------------
        Net cash provided by financing
         activities . . . . . . . . . . . . . . .          1,083           399
                                                     ------------  ------------

Net decrease in cash and cash equivalents . . . .            (27)          ---
Cash and cash equivalents at the beginning
 of the period. . . . . . . . . . . . . . . . . .            113            58
                                                     ------------  ------------
Cash and cash equivalents at the end
 of the period. . . . . . . . . . . . . . . . . .    $        86   $        58
                                                     ============  ============

Supplementary disclosure of cash flow information:
 Cash paid during the period for
   Interest . . . . . . . . . . . . . . . . . . .    $        64   $       143
   Income taxes . . . . . . . . . . . . . . . . .             73            44



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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2002, and the results of operations for the three-month and six-month periods ended December 31, 2002 and 2001. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

(D)  Income Taxes

     At December 31, 2002, the Company had approximately $5.2 million deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $4.1 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

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

(G)	Goodwill and Other Intangible Assets

     	The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in fiscal year 2003. The adoption of SFAS No. 142 eliminated the amortization of goodwill and intangible assets expenses by approximately $73,000 per year. Currently, the Company has a carrying value of approximately $776,000 for the 1998 acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. (VGSI). The Company is in the process of selecting an independent third party appraiser to evaluate the fair value of the intangible assets and to determine the impairment of the asset, if any. Such evaluation and testing is anticipated to be completed in the third quarter of fiscal year 2003. Management does not expect the other provisions of the statements to have a material impact on Versar's results of operations or financial condition.

                    VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(H)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the six-month period ended December 31, 2002, the assumed exercise of the Company's outstanding stock options and warrants using the Treasury Stock Method are not included in the calculation as the effect would be anti-dilutive.

                                     For the Three-Month         For the Six-Month
                                  Periods Ended December 31,   Periods Ended December 31,
                                  ------------  ------------   ------------  ------------
                                      2002          2001           2002          2001
                                  ------------  ------------   ------------  ------------
Weighted average common shares
  outstanding - basic . . . . .     7,226,546     6,630,298      7,226,546     6,553,387

Assumed exercise of options
  (treasury stock method) . . .        20,753       375,601            ---       240,239
                                  ------------  ------------   ------------  ------------
Weighted average common shares
  outstanding - basic/diluted       7,247,299     7,005,899      7,226,546     6,793,626
                                  ============  ============   ============  ============

(I)  Common Stock

     The Company did not issue any common stock during the first six months of fiscal year 2003. In the first six months of fiscal year 2002, 264,711 shares of common stock were issued to an employee stock option plan.

(J)  Private Placement

     In June 2002, the Company sold 359,183 shares of its common stock at $2.78 per share to an institutional investor in a private placement. The Company also issued warrants to the institutional investor to purchase 359,183 shares of Common Stock, one-half with an exercise price of $3.48, which expired on October 14, 2002.
The other half has an exercise price of $4.00. The Company also issued warrants to an investment banking firm to purchase 26,939 shares of common stock with an exercise price of $3.48.

     The securities sold in the private placement were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In fiscal year 2002 the Company filed a registration statement on Form S-3, with the Securities and Exchange Commission to register the resale of the shares of common stock sold in the private placement as well as the shares of common stock and the related warrants.

                    VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(K)  Non-recurring Charge

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. The management is currently negotiating with the lessors in such occupancy realignments.

(L)  Recently Issued Accounting Standards

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

     In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF")Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."
The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect on Versar's results of operations or financial condition from its adoption of this standard.

(M)  Business Segments

     The Company's business segments are Environmental Services, Architecture/Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment, detecting and destroying biological and chemical agents.

     In April 2002, the A&E business segment sold its Utah operations to its former employees. The buyers purchased the existing capital assets, on-going contracts and remaining accounts receivable for approximately $200,000. The buyers also assumed the liabilities of certain leased office equipment. Versar retained all other liabilities. The sale did not have a material impact on the business segment or consolidated operations of the Company.

     The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

                   VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

     Summary financial information for each of the Company's segments follows:

                              For the Three-Month            For the Six-Month
                           Periods Ended December 31,     Periods Ended December 31,
                           ------------  ------------     ------------  ------------
                               2002          2001             2002          2001
                           ------------  ------------     ------------  ------------
NET SERVICE REVENUE
-------------------
Environmental Services     $     5,672   $     5,885      $    10,430   $    11,264
Architecture/Engineering         1,927         2,341            3,884         4,467
Defense Systems                  1,672         2,018            2,981         3,416
                           ------------  ------------     ------------  ------------
                           $     9,271   $    10,244      $    17,295   $    19,147
                           ============  ============     ============  ============

OPERATING INCOME (LOSS)(A)
--------------------------
Environmental Services     $     1,319   $     1,485      $     2,159   $     2,447
Architecture/Engineering           259           357              599           361
Defense Systems                    543           948              813         1,391
Corporate and other                 21           (20)            (130)          (80)
                           ------------  ------------     ------------  ------------
                                 2,142         2,770            3,441         4,119

Selling, general and
  administrative expenses        1,589         1,636            3,057         3,151
Non-recurring charge               ---           ---              800           ---
                           ------------  ------------     ------------  ------------
                           $       553   $     1,134      $      (416)  $       968
                           ============  ============     ============  ============

(A)Operating income is defined as net service revenue less direct costs of services and overhead.



IDENTIFIABLE ASSETS              December 31, 2002               June 30, 2002
-------------------              -----------------               -------------
Environmental Services           $          9,023                $      7,780
Architecture/Engineering                    5,889                       5,346
Defense Systems                             3,529                       3,565
Corporate and Other                         2,413                       4,582
                                 -----------------               -------------
                                 $         20,854                $     21,273
                                 =================               =============


ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Year 2003 and 2002
------------------------------------------------------

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

     Versar's gross revenue for the second quarter of fiscal year 2003 decreased by $2,847,000 (16%) compared to gross revenue for the comparable period of fiscal year 2002. The decrease in gross revenue was due to the anticipated winding down of the Company's STEPO contract in the Defense Segment and reduced anthrax detection and remediation activities in the Company's Environmental Segment. Gross revenue for the second quarter of fiscal year 2003 increased by 11% over the gross revenue in the first quarter of fiscal year 2003. The increase was due to the receipt of additional contract funding primarily in the Company's Environmental Segment.

     Purchased services and materials for the second quarter of fiscal year 2003 decreased by $1,874,000 (23%) compared to comparable costs in the second quarter of fiscal year 2002. Approximately seventy percent of the decrease is attributable to the winding down of the STEPO contract in the Company's Defense Segment as mentioned above. The remaining decrease is due to lower subcontracted activities in the Environmental Segment due to a reduction in its anthrax detection activities described above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenues decreased by 9% compared to the second quarter of fiscal year 2002. The decrease is primarily due to the decline in gross revenues as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 77% in the second quarter of fiscal year 2003 compared to 73% in the second quarter of fiscal year 2002. The increases in the second quarter of fiscal year 2003 were due to increased legal expenses for current pending litigation and slightly lower labor utilization.

     Selling, general and administrative expenses approximated 17% of net service revenue in the second quarter of fiscal year 2003 compared to 16% in the second quarter of fiscal year 2002. The increase is primarily due to the decrease in net service revenue during the second quarter of fiscal year 2003.

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

    Operating income for the second quarter of fiscal year 2003 was $553,000, a decrease of $581,000 compared to the second quarter of fiscal year 2002. The decrease is primarily due to the decrease in gross revenues and higher direct costs of services as mentioned above.

    Income tax expense for the second quarter of fiscal year 2003 decreased by $156,000 compared to the comparable period of the previous fiscal year. The decrease is due to the reduced taxable earnings during the second quarter of fiscal year 2003. The Company has approximately $5.2 million in tax assets of which a $4.1 million valuation allowance has been reserved against the tax assets. The Company increased its reserve by approximately $174,000 during the second quarter of fiscal year 2003. The Company established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

    In the second quarter of fiscal year 2002, the Company recorded a loss from discontinued operations of $80,000, net of tax of $50,000 due to a requirement for additional accruals in order to wind down a benefit plan of Science Management Corporation (SMC), a former subsidiary of the Company.

    Versar's net income for the second quarter of fiscal year 2003 was $329,000 compared to $661,000 in the second quarter of fiscal year 2002. The decrease is primarily due to the lower gross revenues and higher direct costs of services during the second quarter of fiscal year 2003.

Six Months Comparison of Fiscal Years 2003 and 2002
---------------------------------------------------

    Versar's gross revenue for the first six months of fiscal year 2003 decreased by $3,965,000 (12%) compared to gross revenue for the comparable period of fiscal year 2002. Approximately 75% of the decrease was from the anticipated winding down of the Company's STEPO contract in the Company's Defense segment. The remaining decrease is attributable to reduced anthrax detection and remediation activities in the Company's Environmental segment.

    Purchased services and materials for the first six months of fiscal year 2003 decreased by $2,113,000 (15%) compared to the comparable costs for the first six months of fiscal year 2002. The decrease is due the decrease in the purchase of materials associated with the winding down of the STEPO contract as mentioned above.

    Net service revenue for the first six months of fiscal year 2003 decreased by 10% compared to the first six months of fiscal year 2002. Approximately fifty percent of the decrease is due to the reduced anthrax detection and remediation activities in the Company's Environmental segment, thirty percent attributable to the sale of the Company's Utah operations in the Company's Architecture and Engineering segment and the balance was from the winding down of the Company's STEPO contract as mentioned above.

    Selling, general and administrative expenses approximated 18% of net service revenue in the first six months of fiscal year 2003 compared to 16% in the first six months of fiscal year 2002. The increase is primarily due to the decrease in net service revenue for the first six months of fiscal year 2003. Actual selling, general and administrative expenses decreased by 3% in the first six months of fiscal year 2003 as compared to the comparable period in the prior fiscal year.

    In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Management believes the elimination of these positions and reductions of occupancy related expenses should improve operating profits in future periods.

    Operating loss for the first six months of fiscal year 2003 was $416,000, compared to the operating income of $968,000 in the first six months of fiscal year 2002. The operating loss in fiscal year 2003 is primarily due to the non-recurring charge and reduction in gross revenues as mentioned above.

    Income tax expense for the first six months of fiscal year
2003 increased by $231,000 compared to the comparable period of the previous fiscal year. The increase is due to the additional reserve in the Company's deferred tax valuation allowance in the first six months of fiscal year 2003.

    Versar's net loss for the first six months of fiscal year 2003 was $1,072,000 compared to net income of $413,000 for the first six months of fiscal year 2002. The decrease in income was due to lower gross revenues, the non-recurring charge and higher income tax expense recorded in the first six months of fiscal year 2003.

Liquidity and Capital Resources
-------------------------------

    The Company's working capital at December 31, 2002
approximated $7,470,000, an increase of $870,000 (13%) from June 30, 2002. The increase is primarily due to a decrease in short term liabilities, as a result of the financing of these liabilities through the Company's long term line of credit, which increased by
$1,229,000.   In addition, the Company's current ratio at December
31, 2002 was 1.84, which was slightly higher than that reported on June 30, 2002.

    Versar's line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus two hundred and seventy-five basis points (4.17% of December 31, 2002). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at December 31, 2002 was approximately $2,999,000. Advances under the line are due upon demand or on November 30, 2004. The loan has certain covenants related to maintenance of financial ratios. In November 2002, the Company obtained a waiver of certain financial covenants under its line of credit for the first and second quarters of fiscal year 2003 as a result of a loss incurred in the first quarter of fiscal year 2003.
Management believes that cash generated by operations and borrowings available from the Bank line of credit will be adequate to meet its working capital needs for fiscal year 2003.

Impact of Inflation
-------------------

    Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Item 4 - Procedures and Controls

    Within ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the "Superfund Site"), which provided that, based upon an existing design, Versar would refine the design, construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

    On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under a remediation contract from the Trustees of a Superfund site, claimed breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana, where, on April 20, 2001, the two Trustees had filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Berstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgement on a number of the previously stated claims.

    On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar has amended its answer and counterclaim and has moved for reconsideration. In the meantime, plaintiffs have filed a Motion for Partial Summary Judgement to which the Company has responded. That motion is pending. Written and oral discovery has commenced and is expected to be completed by the middle of the calendar year. Trial is scheduled for July 2003. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

    Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

    The Company's Annual Meeting of Stockholders (the "Annual
Meeting") was held on November 20, 2002. The matters voted on at the Annual Meeting were as follows:

    (1)  The Election of Directors
           The election of nine nominees to serve as directors of the Company was approved as indicated below:

               For            Withheld       Exceptions
            --------          --------       ----------
            5,878,408          44,185          342,630

    (2) To approve the Versar, Inc. 2002 Stock Incentive Plan was approved as follows:

               For             Against          Abstain
            --------          ----------       ----------

            3,923,704           660,455          46,959

    (3) To ratify the appointment of Grant Thornton LLP as independent accountants for fiscal year 2003 was approved as follows:

               For             Against          Abstain
            --------          ---------        ---------

            6,208,526           31,334           25,363

Item 6 -  Exhibits and Reports on Form 8-K

    (a)  Exhibits
            99.1 and 99.2 - the Certifications under 906.

    (b)  Reports on Form 8-K
            None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           VERSAR, INC.
                                      ----------------------
                                           (Registrant)






                                       By:  /S/ Theodore M. Prociv
                                          --------------------------
                                          Theodore M. Prociv
                                          Chief Executive Officer,
                                          President, and Director



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




Date: February 10, 2003

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

Date: February 10, 2003


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

Date: February 10, 2003


        /S/ Lawrence W. Sinnott
        -----------------------------------
        Lawrence W. Sinnott
        Senior Vice President and Chief Financial Officer