Form 10-Q
period 2003-03-31
VERSAR INC
filed 2003-05-15
CIK 803647

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended          Commission File Number
          March 31, 2003                        1-9309
          --------------                        ------


                            VERSAR, INC.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              DELAWARE                         54-0852979
----------------------------------  ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
 incorporation or organization)      No.)

         6850 Versar Center
        Springfield, Virginia                    22151
----------------------------------  ----------------------------------
(Address of principal executive                (Zip Code)
 offices)

Registrant's telephone number, including area code  (703)750-3000
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

                            Yes   X     No
                               ------     ------

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes         No   X
                               ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class of Common Stock          Outstanding at May 2, 2003
        ---------------------          --------------------------

           $.01 par value                      7,237,646

                     VERSAR, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

  ITEM 1 -  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2003 and June 30, 2002.                 3

            Consolidated Statements of Operations
            for the Three-Month and Nine-Month
            Periods Ended March 31, 2003 and 2002.            4

            Consolidated Statements of Cash Flows
            for the Nine-Month Periods Ended
            March 31, 2003 and 2002.                          5

            Notes to Consolidated Financial Statements        6-10

  ITEM 2 -  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                        11-13

  ITEM 3 -  Quantitative and Qualitative Disclosures
            About Market Risk                                 14

  ITEM 4 -  Procedures and Controls                           14

PART II - OTHER INFORMATION

  ITEM 1 -  Legal Proceedings                                 14

  ITEM 6 -  Exhibits and Reports on Form 8-K                  15

SIGNATURES                                                    16

CERTIFICATIONS                                                17-20

                     VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In Thousands)

                                          March 31,      June 30,
                                            2003           2002
                                       -------------  -------------
ASSETS                                   (Unaudited)
  Current assets
     Cash and cash equivalents         $         113  $         113
     Accounts receivable, net                 13,451         14,520
     Prepaid expenses and other
      current assets                           1,145          1,038
     Deferred income taxes                       419            419
                                       -------------  -------------
       Total current assets                   15,128         16,090

  Property and equipment, net                  2,289          2,474
  Deferred income taxes                          184          1,280
  Goodwill                                       776            776
  Other assets                                   605            653
                                       -------------  -------------
       Total assets                    $      18,982  $      21,273
                                       =============  =============

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
     Accounts payable                  $       2,586  $       4,426
     Accrued income taxes                          7             57
     Billing in excess of revenue                800          1,000
     Accrued salaries and vacation             1,699          2,195
     Other liabilities                         2,993          1,812
                                       -------------  -------------
       Total current liabilities               8,085          9,490

  Bank line of credit                          2,602          1,859
  Other long-term liabilities                  1,178          1,239
  Liabilities of discontinued
   operations                                    319            361
                                       -------------  -------------
       Total liabilities                      12,184         12,949
                                       -------------  -------------

  Stockholders' equity
   Common stock, $0.1 par value;
    30,000,000 shares authorized;
    7,227,146 shares and 7,226,546
    shares issued at March 31, 2003
    and June 30, 2002, respectively;
    7,214,506 and 7,213,896 shares
    outstanding at March 31, 2003
    and June 30, 2002, respectively               72             72

   Capital in excess of par value             20,271         20,270
   Accumulated deficit                       (13,486)       (11,959)
   Treasury stock                                (59)           (59)
                                       -------------  -------------
       Total stockholders' equity              6,798          8,324
                                       -------------  -------------

       Total liabilities and
        stockholders' equity           $      18,982  $      21,273
                                       =============  =============



   The accompanying notes are an integral part of these consolidated financial statements.

                   VERSAR, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations
       (Unaudited - in thousands, except per share amounts)

                              For the Three-Month      For the Nine-Month
                            Periods Ended March 31,  Periods Ended March 31,
                            -----------------------  -----------------------
                                2003       2002          2003       2002
                            ----------- -----------  ----------- -----------

GROSS REVENUE               $   13,366  $   17,225   $   42,678  $   50,502
Purchased services and
 materials, at cost              4,523       7,886       16,540      22,016
                            ----------- -----------  ----------- -----------

NET SERVICE REVENUE              8,843       9,339       26,138      28,486
Direct costs of services
 and overhead                    7,314       7,590       21,167      22,618
Selling, general and
 administrative expenses         1,415       1,567        4,473       4,718
Other Expenses                     ---         ---          800         ---
                            ----------- -----------  ----------- -----------

OPERATING INCOME (LOSS)            114         182         (302)      1,150

OTHER EXPENSE
Interest expense                    46          49          121         174
Income tax expense                 523          42        1,104         392
                            ----------- -----------  ----------- -----------

(LOSS) INCOME FROM
 CONTINUING OPERATIONS            (455)         91       (1,527)        584

Loss from discontinued
 operations (net of tax
 benefit                           ---         ---          ---         (80)
                            ----------- -----------  ----------- -----------

NET (LOSS) INCOME           $     (455) $       91   $   (1,527) $      504
                            =========== ===========  =========== ===========

(LOSS) INCOME PER SHARE
 FROM CONTINUING OPERATIONS
 - BASIC                    $    (0.06) $     0.01   $    (0.21) $     0.09
                            =========== ===========  =========== ===========

(LOSS) INCOME PER SHARE
 FROM CONTINUING OPERATIONS
 - DILUTED                  $    (0.06) $     0.01   $    (0.21) $     0.08
                            =========== ===========  =========== ===========

(LOSS) PER SHARE FROM
 DISCONTINUED OPERATIONS
 - BASIC AND DILUTED        $      ---  $      ---   $      ---  $    (0.01)
                            =========== ===========  =========== ===========

NET (LOSS) INCOME PER
 SHARE - BASIC              $    (0.06) $     0.01   $    (0.21) $     0.08
                            =========== ===========  =========== ===========

NET (LOSS) INCOME PER
 SHARE - DILUTED            $    (0.06) $     0.01   $    (0.21) $     0.07
                            =========== ===========  =========== ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC                         7,227       6,828        7,227       6,644
                            =========== ===========  =========== ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - DILUTED                       7,227       7,195        7,227       6,915
                            =========== ===========  =========== ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                      (Unaudited - in thousands)

                                                For the Nine-Month
                                              Periods Ended March 31,
                                              -----------------------
                                                  2003       2002
                                              ----------- -----------

Cash flows from operating activities
 Net (loss) income                            $   (1,527) $      504

 Adjustments to reconcile net income to net
  cash used in operating activities
   Depreciation and amortization                     528         569
   Loss on sale of property and equipment             26           2
   Provision for doubtful accounts receivable         57         157
   Common stock issued to ESSOP                      ---         106
   Increase in tax valuation allowance             1,096         205

 Changes in assets and liabilities
   Decrease in accounts receivable                 1,012         201
   Increase in prepaids and other assets             (59)        (49)
   (Decrease) increase in accounts payable        (1,840)        943
   Decrease in accrued salaries and vacation        (496)       (525)
   Increase (decrease) in other liabilities          870      (1,044)
                                              ----------- -----------
     Net cash (used) provided by
      continuing operations                         (333)      1,069
 Changes in net assets/liabilities of
  operations                                         (42)       (144)
                                              ----------- -----------
     Net cash (used) provided by
      operating activities                          (375)        925
                                              ----------- -----------
Cash flows used in investing activities
 Purchase of property and equipment                 (369)       (548)
                                              ----------- -----------

Cash flows from financing activities
 Net borrowings (payments) on bank line
  of credit                                          743      (1,267)

 Proceeds from issuance of the Company's
  common stock                                         1         969
 Purchase of treasury stock                          ---         (79)
                                              ----------- -----------
     Net cash provided (used) by
      financing activities                           744        (377)
                                              ----------- -----------

Net change in cash and cash equivalents              ---         ---
Cash and cash equivalents at the beginning
 of the period                                       113          58
                                              ----------- -----------

Cash and cash equivalents at the end of
 the period                                   $      113  $       58
                                              =========== ===========


Supplementary disclosure of cash flow
 information:
Cash paid during the period for
  Interest                                    $      113  $      191
  Income taxes                                        77         111


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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2003, and the results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

     Contracts in process are stated at the lower of actual costs incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirements can be reasonably estimated.

(D)  Income Taxes

     At March 31, 2003, the Company had approximately $5.2 million deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $4.6 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

                   VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(E)  Debt

     Versar's line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus three hundred basis points (4.07% of March 31, 2003). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2003 was approximately $2,418,000. Advances under the line are due upon demand or on November 30, 2004. The loan has certain covenants related to maintenance of financial ratios. At March 31, 2003, the Company did not meet the financial covenants due to the performance in the third quarter of fiscal year 2003. The Company obtained a temporary waiver of the bank covenants through June 30, 2003 and reduced the line of credit to $5,000,000 as part of the waiver. The Company is currently negotiating with the Bank to amend its line of credit agreement and anticipates that it will be completed during the fourth quarter of fiscal year 2003. The Company cannot give assurance that the amendment will have similar terms to the existing agreement.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Warranty Estimates

     The Company has certain warranty obligations under the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance.

(H)  Goodwill and Other Intangible Assets

     The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in fiscal year 2003. The adoption of SFAS No. 142 eliminated the amortization of goodwill and intangible assets expenses by approximately $73,000 per year. Currently, the Company has a carrying value of approximately $776,000 for the 1998 acquisition of The Greenwood Partnership, P.C., subsequently renamed Versar Global Solutions, Inc. (VGSI), which is now part of the Architecture and Engineering reporting unit. The Company obtained an independent appraisal in accordance with SFAS No.
142. The appraisal, based upon the market value analysis, indicated that there was no impairment of the goodwill of the Architecture and Engineering reporting unit, as the fair value of this business reporting unit was $3,187,000 and the carrying value was $2,164,000.

(I)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the three-month and nine-month periods ended March 31, 2003, the assumed

                   VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

exercise of the Company's outstanding stock options and warrants of 106,655 and 80,682 shares using the Treasury Stock Method are not included in the calculation as the effect would be anti-dilutive.


                          For the Three-Month      For the Nine-Month
                         Periods Ended March 31,  Periods Ended March 31,
                         -----------------------  -----------------------
                             2003       2002          2003       2002
                         ----------- -----------  ----------- -----------
Weighted average common
 shares outstanding
 - basic                  7,226,625   6,827,884    7,226,572   6,644,305

Assumed exercise of
 options (treasury stock
 method)                        ---     366,779          ---     270,979
                         ----------- -----------  ----------- -----------

Weighted average common
 shares outstanding
 - basic/diluted          7,226,625   7,194,663    7,226,572   6,915,284
                         =========== ===========  =========== ===========


(J)  Common Stock

     The Company issued 600 shares of common stock pursuant to the exercise of stock options during the third quarter of fiscal year 2003. In the nine months of fiscal year 2002, 369,911 shares of common stock were issued pursuant to the exercise of stock options.

(K)  Private Placement

     In June 2002, the Company sold 359,183 shares of its common stock at $2.78 per share to an institutional investor in a private placement. The Company also issued warrants to the institutional investor to purchase 359,183 shares of Common Stock, one-half with an exercise price of $3.48, which expired on October 14, 2002. The other half has an exercise price of $4.00, and expire on June 14, 2007. The Company also issued warrants to an investment banking firm to purchase 26,939 shares of common stock with an exercise price of $3.48, which expires on June 14, 2007.

     The securities sold in the private placement were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In fiscal year 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of common stock sold in the private placement as well as the shares of common stock issuable upon exercise of the related warrants.

(L)  Non-recurring Charge

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Such costs include lease penalties, relocation, and other associated fees. Currently, there is approximately $686,000 remaining in the reserve.

(M)  Recently Issued Accounting Standards

     In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-

                   VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect from the adoption of this standard.

     In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect on Versar's results of operations or financial condition from its adoption of this standard.

     The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

     The Company's pro forma information follows (in thousands, except per share data):

                             For the Three-Month      For the Nine-Month
                            Periods Ended March 31,  Periods Ended March 31,
                            -----------------------  -----------------------
                                2003       2002          2003       2002
                            ----------- -----------  ----------- -----------

Net (loss) income, as
 reported                         (455)         91       (1,527)        504
Less:  Total Stock-Based
 Compensation determined
 under the fair-value based
 method                            (97)        (27)        (169)        (81)
Pro-forma net (loss) income       (552)         64       (1,696)        423

Net (loss) income per share
 - basic, as reported            (0.06)       0.01        (0.21)       0.08
Pro-forma net (loss) income
 per share - basic               (0.08)       0.01        (0.23)       0.06

Net (loss) income per share
 - diluted, as reported          (0.06)       0.01        (0.21)       0.07
Pro-forma net (loss) income
 per share                       (0.08)       0.01        (0.23)       0.06

(N)  Business Segments

     The Company's business segments are Environmental Services, Architecture/Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment, and detecting and destroying biological and chemical agents.

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

     Summary financial information for each of the Company's segments follows:

                             For the Three-Month      For the Nine-Month
                           Periods Ended March 31,  Periods Ended March 31,
                           -----------------------  -----------------------
                               2003       2002          2003       2002
                           ----------- -----------  ----------- -----------

NET SERVICE REVENUE
-------------------
Environmental Services     $    5,466  $    5,304   $   15,896  $   16,568
Architecture/Engineering        1,803       2,356        5,687       6,822
Defense Systems                 1,574       1,679        4,555       5,096
                           ----------- -----------  ----------- -----------
                           $    8,843  $    9,339   $   26,138  $   28,486
                           =========== ===========  =========== ===========

OPERATING INCOME (LOSS)(A)
--------------------------
Environmental Services     $      886  $      882   $    2,916   $   4,154
Architecture/Engineering          236         207          835         567
Defense Systems                   407         660        1,220       1,147
                           ----------- -----------  ----------- -----------
                                1,529       1,749        4,971       5,868

Selling, general and
 administrative expenses        1,415       1,567        4,473       4,718
Other expenses                    ---         ---          800         ---
                           ----------- -----------  ----------- -----------
                           $      114  $      182   $     (302) $    1,150
                           =========== ===========  =========== ===========

(A)Operating income is defined as net service revenue less direct costs of services and overhead.


IDENTIFIABLE ASSETS                        March 31, 2003   June 30, 2002
-------------------                        --------------   -------------

Environmental Services                     $       8,068    $      7,780
Architecture/Engineering                           5,282           5,346
Defense Systems                                    2,906           3,565
Corporate and Other                                2,726           4,582
                                           --------------   -------------
                                           $      18,982    $     21,273
                                           ==============   =============

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

Third Quarter Comparison of Fiscal Year 2003 and 2002
-----------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, the success of cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the ability of the Company to negotiate required amendments to its line of credit. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar's gross revenue for the third quarter of fiscal year 2003 decreased by $3,859,000 (22%) compared to gross revenue for the comparable period in fiscal year 2002. Approximately fifty percent of the decrease was due to the anticipated winding down of the Company's STEPO contract in the Defense segment. The remaining decrease was primarily due to reduced construction activities in the Company's Architecture and Engineering segment and reduced subcontracted activities in the Company's Environmental segment. With the winding down of the STEPO contract, the Company currently estimates that gross revenues will continue to be approximately 15% below fiscal year 2002 gross revenues as the Company has not been able to replace the volume of the STEPO contract to date. Management has taken action to reduce costs to balance the cost structure with the lower volume.

     Purchased services and materials for the third quarter of fiscal year 2003 decreased by $3,363,000 (43%) compared to comparable costs in the third quarter of fiscal year 2002. Approximately sixty-five percent of the decrease is attributable to the winding down of the STEPO contract in the Company's Defense segment as mentioned above. The remaining decrease is due to reduced subcontracted activities in the Architecture and Engineering and Environmental segments as mentioned above.

     Net service revenue is derived by deducting the cost of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 5% compared to the third quarter of fiscal year 2002. The decrease is primarily due to the lower purchased services and materials as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 83% in the third quarter of fiscal year 2003 compared to 81% in the third quarter of fiscal year 2002. The increase in direct costs of services and overhead percentage in the third quarter of 2003 was due to lower labor utilization during the third quarter of fiscal year 2003.

     Selling, general and administrative expenses approximated 16% of net service revenue in the third quarter of fiscal year 2003 compared to 17% in the third quarter of fiscal year 2002. The decrease is primarily due to cost reduction efforts implemented during fiscal year 2003 to balance costs with revenues.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating income for the third quarter of fiscal year 2003 was $114,000, a decrease of $68,000 compared to the third quarter of fiscal year 2002. The decrease is primarily due to the decrease in gross revenues and higher direct costs of services and overhead as mentioned above.

     Income tax expense for the third quarter of fiscal year 2003 increased by $481,000 compared to the comparable period of the previous fiscal year. In the third quarter of fiscal year 2003, the Company recorded an increase of $500,000 to the tax valuation allowance due to the lower financial performance in fiscal year 2003. The Company has approximately $5.2 million in tax assets of which a $4.6 million valuation allowance has been reserved against the tax assets. The Company established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net loss for the third quarter of fiscal year 2003 was $455,000 compared to net income of $91,000 in the third quarter of fiscal year 2002. The decrease is primarily due to the increase in the deferred tax valuation allowance, the lower gross revenues, and the higher direct costs of services.

Nine Months Comparison of Fiscal Years 2003 and 2002
----------------------------------------------------

     Versar's gross revenues for the first nine months of fiscal year 2003 decreased by $7,824,000 (15%) compared to the gross revenue for the comparable period of fiscal year 2002. Approximately sixty-five percent of the decrease was from the anticipated winding down of the Company's STEPO contract in the Company's Defense segment. The remaining decrease is primarily due to the reduced anthrax detection and remediation activities in the Company's Environmental segment.

     Purchased services and materials for the first nine months of fiscal year 2003 decreased by $5,476,000 (25%) compared to comparable costs for the first nine months of fiscal year 2002. The decrease is primarily due to the decrease in the purchase of materials associated with the winding down of the STEPO contract as mentioned above.

     Net service revenue for the first nine months of fiscal year 2003 decreased by 8% compared to the first nine months of fiscal year 2002. Approximately fifty percent of the decrease was due to the lower subcontracted activities in the Company's Architecture and Engineering segment. The remaining balance is due to reduced anthrax detection and remediation activities in the Company's Environmental segment and the winding down of the Company's STEPO contract as mentioned above.

     Selling, general and administrative expenses approximated 17% of net service revenue in the first nine months of fiscal year 2003, which was a slight increase over that reported in the first nine months of fiscal year 2002. The actual dollar amount of selling, general and administrative expenses decreased by 5% in the first nine months of fiscal year 2003 as compared to the comparable period in the prior fiscal year due to cost reduction efforts.

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Management believes the elimination of these positions and reductions of occupancy related expenses should improve operating profits starting in the first quarter of fiscal year 2004.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Operating loss for the first nine months of fiscal year 2003 was $302,000, compared to the operating income of $1,150,000 in the first nine months of fiscal year 2002. The operating loss in fiscal year 2003 is primarily due to the non-recurring charge and the reduction in gross revenues as mentioned above.

     Interest expense for the first nine months of fiscal year
2003 was $53,000 lower than the comparable period for fiscal year 2002. The decrease is primarily attributable to lower interest rates on the Company's line of credit.

     Income tax expense for the first nine months of fiscal year 2003 increased by $712,000 compared to the comparable period of the previous fiscal year. The increase is due to the additional increase of $1,096,000 in the Company's deferred tax valuation allowance in the first nine months of fiscal year 2003.

     Versar's net loss for the first nine months of fiscal year 2003 was $1,527,000 compared to net income of $504,000 for the
first nine months of fiscal year 2002.   The decrease in income
was due to the additional reserve in the Company's deferred tax valuation allowance, lower gross revenues, and the non-recurring $800,000 charge recorded in the first quarter of fiscal year 2003.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 2003 approximated $7,043,000, an increase of $443,000 (7%) from June 30, 2002. The increase was due to the reduction in accounts payable, which was funded by the Company's long-term line of credit. The Company's current ratio at March 31, 2003 was 1.87, which was higher than the 1.70 reported on June 30, 2002.

     Versar's line of credit with the Bank of America (Bank) provides for advances up to $6,500,000 based on qualifying receivables. Interest on the borrowings is based on the lower of the 30 day London Interbank Offered Rate (LIBOR) plus three hundred basis points (4.07% of March 31, 2003). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2003 was approximately $2,418,000. Advances under the line are due upon demand or on November 30, 2004. The loan has certain covenants related to maintenance of financial ratios. At March 31, 2003, the Company did not meet the financial covenants due to the performance in the third quarter of fiscal year 2003. The Company obtained a temporary waiver of the bank covenants through June 30, 2003 and reduced the line of credit to $5,000,000 as part of the waiver. The Company is currently negotiating with the Bank to amend its line of credit agreement and anticipates that it will be completed during the fourth quarter of fiscal year 2003. The Company cannot give assurance that the amendment will have similar terms to the existing agreement.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Item 3 - Quantitative and Qualitative Disclosures About Market
         Risk

     There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year end June 30, 2002.

Item 4 - Procedures and Controls

     Within the ninety-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

     On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under the remediation contract from the Trustees of the Superfund Site, claimed breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana, where, on April 20, 2001, the two Trustees had filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Bernstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgment on a number of the previously stated claims.

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar has amended its answer and counterclaim and has moved for reconsideration. In the meantime, plaintiffs have filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counter claim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by this summer. Trial is scheduled for December 2003. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
            99.1 and 99.2 - the Certifications under 906.*

     (b)  Reports on Form 8-K
            None

____________
* Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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




                                             VERSAR, INC.
                                          -----------------
                                             (Registrant)





                                      By:  /S/ Theodore M. Prociv
                                         ----------------------------
                                         Theodore M. Prociv
                                         Chief Executive Officer,
                                         President, and Director




                                      By:  /S/ Lawrence W. Sinnott
                                         ----------------------------
                                         Lawrence W. Sinnott
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer, and Principal
                                         Accounting Officer



Date:  May 15, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

Date:  May 15, 2003

                     /S/ Theodore M. Prociv
                    ______________________________
                    Theodore M. Prociv
                    President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

Date:  May 15, 2003

                     /S/ Lawrence W. Sinnott
                    ______________________________
                    Lawrence W. Sinnott
                    Senior Vice President and Chief Financial
                    Officer