Form 10-K
period 2003-06-30
VERSAR INC
filed 2003-09-26
CIK 803647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003	Commission File No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-0852979 (I.R.S. employer identification no.)
6850 Versar Center, Springfield, Virginia (Address of principal executive offices)	22151 (Zip code)
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

Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $9,090,382.

     The number of shares of Common Stock outstanding as of September 2, 2003 was 7,260,266.

     The Exhibit Index required by 17 CFR Part 240.0-3(c) is located on Pages 19 through 23 hereof.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Forward-Looking Statements

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and changes to or failure of the Federal government to fund certain programs in which the Company participates. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Business Overview

     Versar, Inc., a Delaware Corporation organized in 1969, (the “Company” or “Versar”), is a professional services firm that provides the government and the private sector with value-added, high quality and innovative solutions for their infrastructure, facilities management , environmental quality and security needs. Versar operates three primary business segments: (1) Environmental Services including pollution prevention, compliance management and environmental restoration, (2) Architectural and Engineering Services in support of industrial, commercial, and government infrastructure projects, and (3) Defense Systems including homeland security programs and Department of Defense (“DoD”) projects.

     Versar operates a wholly owned subsidiary, GEOMET Technologies LLC, (GEOMET). GEOMET provides a comprehensive range of services and guidance including: chemical/biological (CB) agent testing and evaluation; development and evaluation of CB detection technologies; development and manufacturing of CB personal protective systems; counter-terrorism planning; air quality analysis; and innovative information technology support.

     Fiscal year 2003 was a difficult year for the United States (“U.S.”) economy and Federal budgeting process, which translated into delayed new business, reduction in budgets at the state and local level, and delay of capital projects by industry. In spite of those conditions, Versar was able to continue our support to the Federal sector, and to capitalize on the increased awareness of homeland security and critical infrastructure protection initiatives.

     Management, however, remains unsatisfied with the performance in fiscal year 2003 and is executing a plan to continue reducing costs, refocus our marketing and sales efforts on core business targets, capitalize on our recent experience in the homeland security arena, and develop more multi-year level-of-effort projects that creates a stable business base for the Company.

Environmental Services

     Environmental health and safety services include the full range of scientific, engineering and program management services addressing prevention, detection, control, management, and cleanup of toxic substances and hazardous waste releases to the environment. The environmental business segment continues to be a major component of Versar’s business base. Environmental support to the DoD, the U.S. Environmental Protection Agency and state and local governments comprise the majority of this work. Programs generally focus on four major “pillars” or service areas, including compliance with environmental regulations, restoration of contaminated sites, prevention of pollution at the source, and conservation of natural resources. Versar capabilities extend to each of these areas:

     Compliance: Versar provides support for regulatory compliance programs involving air, water and other media. The trend in DoD compliance services is to use the capabilities of professional services firms to support on-site activity at DoD facilities, and Versar has capitalized on that trend through the establishment of a dedicated division to provide on-site environmental management and compliance services at a competitive prices. Our outsourcing services are an increasingly attractive alternative as DoD shifts emphasis to its core mission of defense of the nation. Versar’s Federal outsourcing technical support business revenue has grown, by providing technical and professional staff primarily to the U. S. Army and Air Force. Versar now has over 50 professional and administrative on-site support staff at various DoD installations and industrial facilities across the country. The current Administration’s public commitment to utilizing the resources of the private sector to meet its personnel needs is another factor that will drive this segment of the business going forward. These positions are typically assigned on a long-term basis and represent a different business model than the traditional “project based” support that has been the core of Versar’s compliance work.

     Another significant development in the compliance arena in fiscal year 2003 was the award of the US Air Force Center for Environmental Excellence (AFCEE) “4P Plus” contract, which is a task order contract that can accept tasking from virtually any DoD facility worldwide. This contract combines the requirements for compliance support, engineering and site investigation services across a wide range of potential disciplines. The Company has begun a program to exploit this contract vehicle through focused marketing programs to obtain task orders under the contract.

     Compliance and scientific support for the Environmental Protection Agency (EPA) continued to show stable revenue in fiscal year 2003, with the award of new tasks under existing contracts to support the Office of Pesticide Programs in the areas of risk assessment, monitoring or modeling environmental concentrations, development of guidance for exposure/risk assessment, peer review and meeting support. Versar holds five prime contracts with the EPA, and recent work has involved cutting edge technical areas, such as risk assessment for exposure to toxic mold for children, an external peer panel review for the exposure and human health evaluation of airborne pollution from the World Trade Center disaster, and risk assessment of toxic substances in the food supply.

     Environmental Restoration: Restoration program revenue declined in fiscal year 2003, as DoD restoration budgets were delayed due to late funding cycles and the uncertainty of funding due to the war in Iraq. In order to contain remediation costs, DoD customers are shifting emphasis from traditional, cost plus fee remediation programs to performance based contracts, that combine a fixed price, results-based solution with cost cap insurance products to ensure that both financial and technical risk is minimized. In spite of the market uncertainty, the Company was able to book its first guaranteed fixed price remediation program, valued at $4 million, at an active Air Force installation at Charleston AFB. This task will pave the way for future awards of this size and scope. The Air Force continues to be our largest remediation customer, and through our existing AFCEE contracts we continue to bid and win task efforts at bases worldwide.

     Work at training ranges is also expected to expand, through subcontracting opportunities with large operations and maintenance firms. We have increased our staff of field personnel at Nellis AFB, for example, and expect to provide more personnel at Nellis and other ranges in fiscal year 2004.

     Remediation of mold has also been a growth area for Versar. In fact, the Company was awarded over $1 million in mold remediation work for high-end homes in Colorado and California for a major builder. Versar’s combined capabilities in indoor air quality, construction and remediation, and risk assessment led to a “one stop shopping” solution for the customer. We expect this trend to continue as more and more commercial and private facilities are subject to indoor air quality and mold problems.

     Pollution Prevention: Versar has been involved with innovative pollution prevention (P2) programs since the 1980s. The move to reduce sources of pollution and to incorporate environmentally sound practices into the operations has resulted in a reduced demand for hazardous waste removal and hazardous waste management. The market has shifted from the assessment of opportunities for P2 to engineering solutions that use sustainable, low impact technology to replace traditional processes.

     Our premiere P2 program continues to revolve around the technology associated with oxygen line cleaning systems aboard aircraft. The Aircraft Oxygen Line Cleaning System (OLCS) development project is near completion, and has successfully been demonstrated on a number of aircraft platforms in the DoD inventory, including the B-1 bomber, the F-15 and F-16 fighter aircraft, and the C-130 transport. The $2 million developmental program will enter a new phase in fiscal year 2004 as research and development efforts are transitioned to deployment, and agency requirements are developed to use the system. In a parallel development, a smaller-scale Oxygen Cart Cleaning System has also been developed and is in testing. Versar was awarded a contract from Robins Air Force Base, located in Perry, Georgia, to design, engineer, build, test, and validate a technology to clean oxygen cart components and oxygen cylinders used throughout the U.S. Air Force. Work will continue in fiscal year 2004 to demonstrate the system for other agencies, including NASA, and within DoD.

     Conservation of Natural Resources: Versar continues to grow our specialized expertise in ecological assessment and restoration. For more than 25 years we have supported the states of Maryland, Virginia and Delaware, EPA, and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay, and the development of management practices to restore this endangered ecosystem. Versar supports the Chesapeake Bay Monitoring Program that provides scientific support to state regulatory agencies in the development of guidelines for protecting the bay. We also have major contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers for the conduct of ecological assessments in support of the disposal of dredge material in the redevelopment of ports and harbors and the restoration of our nation’s beaches.

     Our natural resources support services recently have expanded into stormwater management and watershed support for a number of counties, including Fairfax County, VA and Frederick County, MD. These projects will use water quality models to develop and evaluate various watershed management strategies to achieve the County’s water quality management objectives.

Architectural and Engineering Services

     Versar continued to successfully develop its Architectural and Engineering Services segment. Versar has grown this business from $8 million in revenue in fiscal year 2000 to $13 million in revenue in fiscal year 2003. This growth is driven by the demand for infrastructure development and a shift toward more design-build projects. Versar is making the transition from being solely an engineering services company to a specialty contractor to address the market needs for turnkey design-build projects.

     Versar’s engineering, architecture and construction division is focused on providing solutions to industrial, government and commercial clients. We have in-house registered professionals in environmental, civil, structural, electrical, mechanical engineering, architecture and construction, which allows us to develop both design and build projects of moderate size, in the $2 to $10 million range.

     Versar was awarded a major project to design and build a freestanding, modular parking structure at our headquarters in Springfield, Virginia, as part of the renovation of the parking areas of the facility that were affected by the I-95 mixing bowl project.

     The segment signed contracts with the Virginia Polytechnic Institute, in Blacksburg, VA, for support to the campus; with The City of Lynchburg, VA, for stabilizing and rehabilitating the historic Monument Terrace; and with a number of private sector firms involved in HVAC and other retrofits to existing facilities.

     We are also cross training our engineering staff to support both demilitarization and critical asset protection projects, through assignments to relevant programs, training, and through in-house programs. Our engineering staff has been trained to conduct vulnerability assessments, in new standards for building protection and in chemical and biological detection and protection systems for buildings.

Defense Systems

     The Defense System segment consists primarily of the assets of GEOMET Technologies, LLC. The Defense segment operates in several defense markets:

     Personal Protection Equipment: Versar’s subsidiary, GEOMET, is a leader in developing, testing and manufacturing personal protection equipment (PPE). Completion of the contract for the Army’s Self-Contained Toxic Environment Protection Outfit (STEPO) System is expected in fiscal year 2004. The STEPO contract resulted in the development of an infrastructure in the Company which now is positioned to respond to the increased demand for PPE from the emergency response sector, through grants from the Federal government, and continued support for the military. For example, the Company is currently positioning its products and conducting certification testing to meet the requirements for National Fire Protection Association (NFPA) standards, compliance with which is a requirement for selling to first responders. Additional efforts are underway to develop new products such as the Next Generation Modular CB Ensemble for the Marine Corps. The PPE marketplace will continue to be highly competitive, with decisions often based on price. Our strategy is to continue to work with customers to become a “one stop” supplier for protection needs, and to assist the customer in determining what systems are needed and how many to purchase. This strategy has been successfully demonstrated, for example, in New Castle County, DE, where GEOMET provided over $800,000 in equipment for emergency response personnel in fiscal year 2003. We will be working in fiscal year 2004 to become a stocking distributor for many essential products that first responders require.

     The Company has also been successful with submittals to the Technical Support Working Group (TSWG). TSWG is the U.S. national forum that identifies, prioritizes, and coordinates interagency and international research and development (R&D) requirements for combating terrorism. TSWG has awarded the Company an R&D task, for example, to develop a heat stress calculation system for personal protection system use which we believe is very promising. The system, based on a personal data assistant device, allows the user to rapidly assess and calculate the heat stress on an individual outfitted with PPE, and how long they can operate safely.

     Chemical Surety Laboratory: The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new agent detection instrumentation, agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples (air, soil, water, and sludge) for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability. Laboratory operations in fiscal year 2003 were highlighted by an increase in work load from private sector manufacturers responding to market demands for chemical protection systems. The Company also conducted a major R&D effort to evaluate a proprietary plasma-based chemical agent destruction technology for an international customer.

     Biological Defense Laboratory: The Company’s biological defense laboratory was expanded in fiscal year 2003 to respond to the anticipated increase in demand for biological agent testing and identification services. Current projects include support for the Defense Advanced Research Projects Agency (DARPA) Biocomputational program, which involves early detection of biological agents. The Biological Defense Laboratory currently operates at Biosafety Level 2 (BSL-2), and our program to complete the BSL-3 suite is ongoing, which will allow the Company to enter new markets that require the ability to handle live pathogens in real time.

     Demilitarization: Versar is currently supporting the Defense Threat Reduction Agency (DTRA) in the management of the Russian Solid Rocket Destruction program. The project has involved the value engineering of a major design for a missile destruction facility in Russia, under direct contract to DTRA. A unique aspect of the program was the implementation of a secure, internet-based document management and project management system, which currently allows search and retrieval of over 6000 documents, drawings and reports with the ability to record and search in the Russian Cyrillic language.

     The Company is also involved with the demilitarization of Non-Stockpile Chemical Weapons for the Army, including support for a remediation effort in Alaska.

     Facility Hardening: The Company also began to integrate the skills of the traditional engineering staff with technology applications and requirements for homeland security, biological warfare agent detection, chemical agent detection, radiological protection, and explosive detection systems on a classified project which involves design, systems integration and construction of a world-class facility for screening and protection of sensitive materials shipments from around the world. This effort has already led to other opportunities in the building protection arena. Most of these projects are classified at the customer’s request. DoD design and construction projects also have transitioned to force facility protection initiatives, using contracts that traditionally have been exclusively environmental in scope. For example, Versar was awarded a new task to design an entrance for March Air Reserve Base in Riverside, CA in accordance with newly promulgated DoD force protection standards, and we expect further work in this area to emerge. This design should be useable for other facilities as force protection becomes more and more important to DoD.

     Vulnerability Assessments: Versar continued to build a track record involving the assessment of critical infrastructure for vulnerability to terrorist attack. Versar is a licensee of the Sandia Laboratories Risk Assessment Methodology for vulnerability assessment. Contracts were awarded by over 20 cities for water utility vulnerability assessments across the nation. The Illinois Department of Transportation (IDOT) selected Versar for a $725,000 contract for consulting services on deterrence, surveillance, protection, and response to potential terrorist threats. The scope included reviews and recommendations on transportation issues related to infrastructure, information technology, emergency incident prevention, preparedness, response, and recovery from potential terrorist threats. Versar performed a vulnerability assessment of the State’s highway, infrastructure (bridges and facilities), communications systems and computer assets under the project. The project also included reviewing all the operational plans and the emergency response plans for the State of Illinois. The State tasked Versar to develop a unique vulnerability assessment methodology to use in the evaluation of its critical facilities and assets. The focus of the work was on the IDOT-controlled highway network and related modal linkages, and on IDOT-controlled infrostructure systems. Management feels that this contract will be replicated in other states, and has initiated an aggressive campaign to sell these focused vulnerability assessment services nationally.

     Range Support Services/NexMIS: The Commander in Chief, U.S. Atlantic Fleet awarded the Company a contract to implement the Company’s proprietary “Next Generation Management Information System” (NexMIS) tool for the U.S. Navy. The initial work supported the integration of network-centric data management systems at military test ranges in the United States. Versar’s network-centric approach provides the customer with the ability to dynamically network any of a variety of data sources in real time, across multiple platforms, locations, and systems. Versar is actively pursuing follow-on funding for deployment of the system, which was successfully demonstrated. NexMIS also has broad applications for information management programs where data from a variety of applications can be shared via NexMIS. The Navy implementation of NexMIS will integrate current range data on training, operations, R&D, readiness, budgeting and environmental planning for the development and utilization of future strategic operational Navy and Air Force range requirements.

     DoD Contract Support: The Company was awarded a $500 million indefinite quantity contract from the Edgewood Chemical Biological Center in Edgewood, MD this Spring during fiscal year 2003. The challenge for the Company is to market this contract vehicle during fiscal year 2004 to secure task orders involving chemical and biological warfare agents, support systems and programs. Management believes that this contract will become an important foundation for future work in this arena.

Markets

     Versar’s services are continuing to evolve in response to clients’ changing needs and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. The Company has refocused its emphasis on outsourcing professional services for government customers, developing level of effort, long term contracts to stabilize the Company’s business base and focused on the challenging homeland security market. Management believes that all three business segments have opportunities the Company can capitalize on in the next year.

     The industrial environmental marketplace, in our view, will remain highly competitive, as no major new regulatory requirements are expected to be placed on industry in the near future. Most of our private sector customers have deferred capital expenses for environmental projects, given the current economic and regulatory uncertainty. However, we will continue to pursue those opportunities that make sense, such as the recent award of a master service agreement from AIMCO, one of the nation’s largest rental apartment owner-manager firms.

     Success in the Federal environmental markets will be driven by a cost-effective set of solutions, such as the Guaranteed Fixed Price Remediation Program, outsourcing at the point of need, and relationships with key customers.

     The next round of Base Realignment and Closure (BRAC) will drive a new round of base study and cleanup work, starting in fiscal year 2005. Government reorganization and privatization also present opportunities which we will continue to pursue. In addition, test and training ranges have become more and more important to the environmental market, as new rules require more emphasis on the cleanup of munitions and safe disposal of unexploded ordnance. Water quality is also a focus area, and we have successfully entered new markets at the state and local level using our credentials gained from working at the Federal level.

     The Architecture and Engineering market remains uncertain for traditional design and construction in our sector. Private sector work may rebound with an expanding economy, and we have relationships in place that we believe will place us in a good position to bid and win the jobs in the market we serve. Design-build projects are also becoming more important, as customers look for “one stop shopping” from the contracting community. Our systems for managing these projects have been improved and specific attention is being paid to estimating and profit margins for this work. Versar will continue to pursue mid-sized design build projects that focus on hardening of critical assets, and projects that show a return on investment in energy and HVAC systems upgrade. Support for mail handling and remote delivery sites grew in fiscal year 2003 and we expect that trend to continue.

     Fiscal year 2003 saw a shift in the homeland defense priorities away from the initial response to incidents, which characterized Versar’s work on the Anthrax Crisis in fiscal year 2002, to a more complex mixture of prevention, response, and support programs across the entire spectrum of the government. Deloitte & Touche and Aviation Week Magazine, for example, cite estimated government spending of between $93 and $138 billion a year on related services, technologies and management consulting. (The Homeland Security Market: The World’s Most Challenging Emerging Business Environment, DeLoitte & Touche, 2003). The challenge for the smaller firms is to retain a niche or technology position that makes us attractive to the large prime contractors who are positioning for major support efforts for the new Department of Homeland Security, and we continue to forge those key relationships with larger firms. Management feels that our biological, chemical, force protection, vulnerability assessment and hard engineering capability will pay off as this market continues to emerge.

     The Company’s largest client was with the DoD for approximately 43% of Versar’s revenue. The EPA constitutes approximately 6 percent of our revenue. Other Federal clients make up 13 percent of our revenue to include NASA, General Services Administration, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence agencies. State and local governments comprise 15 percent of Versar’s revenue.

Competition

     Versar continues to face substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Competitors are often larger and have greater financial resources than Versar, which means that we have to be very selective in our marketing and sales program efforts, yet Versar is probably the largest of the smaller companies which enables us to compete for specific contracts that the larger competitors do not qualify for because the contract opportunities require that companies cannot have more than 500 employees to qualify as a small business. In addition, there has been major consolidation in the environmental services market, with two brackets of firms emerging – the large, diversified firms with a wide range of capabilities, and the smaller, niche firms with limited capability in specific horizontal or vertical markets. A number of companies have restructured to become private. Versar has historically competed primarily on its scientific, technological, and engineering expertise; however, that is not enough in today’s market.

     Our market areas of environmental, architecture and engineering and defense reflect a mix of business that we believe will be stable and allow for growth, while retaining our core capability. Toward that end, we have de-emphasized the information technology pillar as a separate organization, folding the capability into the Defense segment of our business.

     The synthesis of our three core capabilities, however, is an important selling feature as customers look for one source for critical asset protection. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package, and we are actively pursuing customers that require these services.

     Our pricing structure has been adjusted to ensure that we remain competitive, particularly for outsourcing, where procurement decisions are very sensitive to pricing. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our niche expertise. We are targeting and identifying specific programs that match our capability this year.

     Versar will also continue to target small business set aside opportunities in the Federal marketplace, under the North American Industry Classification System (NAICS) codes that provide opportunities for firms with fewer than 500 personnel. We continue to work with customers to make them aware of the benefits of setting aside work under these NAICS codes, and expect that trend to continue. Typically, for large, environmental contracts, at least one of the awards is targeted for a small business, and Versar brings a wealth of expertise to that sector.

Backlog

     As of June 30, 2003, total backlog for Versar, including unfunded government tasks and orders, was approximately $312 million, as compared to approximately $287 million as of June 30, 2002, an increase of 9%. Funded backlog for Versar was approximately $32 million, a decrease of 9 percent compared to approximately $35 million as of June 30, 2002. Backlog decreased with the winding down of the STEPO contract. Approximately $175 million of the contract unfunded backlog is not expected to be funded in fiscal year 2004. Funded backlog is the incremental funding authorization of contracts and task orders based on firm contractual obligations. Unfunded backlog includes contracts and contract vehicles, including option periods, in which specific work tasks and funding have not been authorized. Funded backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

Employees

     At June 30, 2003, Versar had approximately 329 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Eighty percent of the Company’s professional employees have a bachelor’s degree, twenty-five percent have a master’s degree, and five percent have a doctorate degree.

Item 2. Properties

     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 66,742 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two-percent escalation per year through May 31, 2009.

     As of September 2, 2003, the Company had under lease an aggregate of approximately 191,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Norfolk and Williamsburg, VA; Tempe, AZ; Fair Oaks, CA; Northglenn, CO; Lombard, IL; Columbia, Gaithersburg and Germantown, MD; Oklahoma City, OK; San Antonio, TX; and Horsham, PA. The lease terms primarily range from two to six years.

Item 3. Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the “Superfund Site”), which provided that, based upon an existing performance specification, Versar would refine the design, and construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by the end of 2003. Trial is scheduled for September 2004. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2003.

EXECUTIVE OFFICERS

The current executive officers of Versar, and their ages as of September 1, 2003, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Benjamin M. Rawls	62	Chairman

Theodore M. Prociv	55	President and Chief Executive Officer

Jerome B. Strauss	54	Senior Vice President, Environmental Business Segment

George J. Anastos	55	Senior Vice President, Architect and Engineering Business Segment

Lawrence W. Sinnott	41	Senior Vice President, Chief Financial Officer and Treasurer

James C. Dobbs	58	Senior Vice President, General Counsel and Secretary

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

     Jerome B. Strauss, P.E., joined Versar in 1977, was elected Vice President in 1999, and Senior Vice President in 2003. He served as Division Director for Waste Management from 1989-2002, and Unit Manager for Atlantic Operations from 2001-2002. Mr. Strauss has led work in virtually all areas of environmental services during his 25 years with Versar.

     George J. Anastos, Ph.D., P.E. joined Versar in 1996 as a Vice President in charge of Northeast Operations. In 2000, he was promoted to Senior Vice President in charge of the Company’s Architect and Engineering Pillar. From 1992 to 1996, Dr. Anastos was Senior Vice President of Environmental Science & Engineering of Gainesville, Florida responsible for Southeast Group Operations, Laboratories and Remedial Technology & Construction Group. Between 1984 and 1992, he was Vice President of Roy F. Weston, Inc. in charge of Weston Services (Construction Group) and Engineering Group Operations Manager, in West Chester, Pennsylvania.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock

     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 30, 2003, the Company had 903 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2003 and 2002 are presented below.

Fiscal Year		High	Low

2003	4th Quarter	$3.30	$2.51
	3rd Quarter	3.98	1.89
	2nd Quarter	2.25	1.75
	1st Quarter	3.15	1.90

Fiscal Year		High	Low

2002	4th Quarter	$5.49	$2.64
	3rd Quarter	5.20	3.30
	2nd Quarter	6.20	2.65
	1st Quarter	3.89	2.10

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

     The Company has established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers to serve Versar, Inc. and its affiliates. Currently, there are four stock option plans which were previously approved by the security holders: the 2002 Stock Incentive Plan, the 1996 Stock Option Plan, the 1992 Stock Option Plan and the 1987 Nonqualified Stock Option Plan.

Equity Compensation Plan
June 30, 2003
(shares in thousands)

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
Equity compensation plans	exercise of outstanding	exercise price of	under equity compensation
approved by security holders	options	outstanding options	plans

2002	21	$2.55	679
1996	682	3.04	146
1992	843	2.37	—
1987	199	3.04	—

Total	1,745	$2.71	825

Item 6. Selected Financial Data (unaudited)

     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-3 of this report. The financial data is as follows:

	For the Years Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$57,097	$67,988	$65,816	$56,149	$58,886
Net Service Revenue	35,180	38,189	39,481	37,787	38,721
Operating Income (Loss)	262	619	(352)	728	2,072
(Loss) Income from Continuing Operations	(1,008)	159	(1,030)	340	1,837
(Loss) Income from Discontinued Operations	—	(80)	243	—	—
Net (Loss) Income	(1,008)	79	(787)	340	1,837
(Loss) Income per share from Continuing Operations - Diluted	$(.14)	$.02	$(.16)	$.05	$.29
(Loss) Income per share from Discontinued Operations - Diluted	$—	$(.01)	$.04	$—	$—
Net (Loss) Income per share - Diluted	$(.14)	$.01	$(.12)	$.05	$.29
Weighted Average Shares Outstanding - Diluted	7,231	6,998	6,470	6,487	6,283
Consolidated Balance Sheet related data:
Working Capital	$7,065	$6,600	$7,073	$7,801	$8,403
Current Ratio	1.85	1.70	1.86	1.94	1.90
Total Assets	19,336	21,273	20,117	21,387	22,687
Current Portion of Long-Term Debt	—	—	—	—	687
Long-Term Debt	—	—	—	—	—

Total Debt, excluding bank line of credit	—	—	170	480	1,135
Stockholders’ Equity	$7,396	$8,324	$6,013	$6,402	$5,623

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and changes to or failure of the Federal government to fund certain programs in which the Company participates. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

     Revenue recognition: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known.

     Receivable reserves: Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.

     Deferred tax valuation allowance: The Company has approximately $4.7 million in deferred tax assets of which a $4.1 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time that it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance will be adjusted as necessary in future period based upon the Company’s operating results.

Results of Operations

     Versar’s gross revenue for fiscal year 2003 totaled $57,097,000, an $10,891,000 (16%) decrease compared to gross revenue of $67,988,000 for fiscal year 2002. Gross revenue for fiscal year 2002 increased by $2,172,000 (3%) over that reported in fiscal year 2001. Approximately 67% of the decrease in gross revenue for fiscal year 2003 was due to the anticipated winding down of the STEPO suit production contract in the Company’s Defense segment. The balance of the decrease was due to reduced construction work in the Company’s Architecture and Engineering segment and lower subcontracted activities in the Company’s Environmental segment.

     Purchased services and materials for fiscal year 2003 totaled $21,917,000, a decrease of $7,882,000 (26%) compared to fiscal year 2002. Purchased services and materials for fiscal year 2002 increased by $3,464,000 (13%) over fiscal year 2001. Seventy-five percent of the decrease in purchased services in fiscal year 2003 was due to the anticipated winding down of the STEPO contract and reduced subcontracted activities in the Company’s Architecture and Engineering, and Environmental segments, as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company’s labor force. Net service revenues decreased by $3,009,000 (8%) in fiscal year 2003 due to the decreases in gross revenue and purchased services as mentioned above.

     Direct costs of service and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 80.6% in fiscal year 2003 compared to 81.8% in fiscal year 2002 and 81.2% in fiscal year 2001. The decrease in the percentage in fiscal year 2003 is due to cost reduction efforts by the Company to balance its cost structure with the current reduced business volume and the lack of project reserves which were required in fiscal year 2002.

     Selling, general and administrative expenses approximated 16.4% of net service revenue in fiscal year 2003, compared to 16.5% in fiscal year 2002 and 16.3% in fiscal year 2001. The decrease is also due to the Company’s cost reduction efforts to balance its cost structure with the business volume. Actual selling, general and administrative costs decreased by $547,000 (9%) in fiscal year 2003.

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company’s overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are expected to be paid out during the next two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management’s plan to reduce occupancy expense. In fiscal year 2001, the Company recorded a non-recurring charge against income of $1,320,000 as a result of a settlement of a lawsuit with TAMS Consultants, Inc.

     Operating income for fiscal year 2003 was $262,000, compared to $619,000 in fiscal year 2002. Operating income in fiscal year 2003 was lower primarily due to the non-recurring charge and the reduced gross revenue and purchased services. In fiscal year 2002, operating income was $971,000 higher than that recorded in fiscal year 2001 due to a non-recurring charge of $1,320,000 recorded in fiscal year 2001.

     Interest expense during fiscal year 2003 was $166,000, a decrease of $37,000 from fiscal year 2002. The decrease is primarily attributable to lower interest rates on the Company’s line of credit in fiscal year 2003. In fiscal year 2002, interest expenses decreased by $235,000 from fiscal year 2001. The reduction in fiscal year 2002 was due to lower utilization on the Company’s line of credit and proceeds the Company received from the exercise of stock options and new equity during the year.

     Versar’s tax expense for fiscal year 2003 was $1,104,000 compared to $257,000 for the prior fiscal year. In fiscal year 2003, the Company increased the tax valuation allowance by $1,097,000. The increase was due to lower than anticipated operating results in the fiscal year. The Company has approximately $4.7 million in deferred tax assets of which a $4.1 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time that it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance will be adjusted as necessary in future periods based upon the Company’s operating results.

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

     In summary, Versar’s net loss for fiscal year 2003 was $1,008,000 compared to net income of $79,000 in fiscal year 2002 and net loss of $787,000 in fiscal year 2001.

REVENUE

     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended June 30,

	2003		2002		2001

	(In thousands, except for percentages)
Government
EPA	$3,312	6%	$3,495	5%	$2,734	4%
State & Local	8,865	15%	9,075	13%	7,859	12%
Department of Defense	24,343	43%	38,576	57%	38,157	58%
Other	7,644	13%	3,906	6%	5,202	8%
Commercial	12,933	23%	12,936	19%	11,864	18%

Gross Revenue	$57,097	100%	$67,988	100%	$65,816	100%

Liquidity and Capital Resources

     The Company’s continuing operations generated $39,000 in cash in fiscal year 2003. The Company purchased $415,000 of property and equipment, which was primarily funded by borrowings under the Company’s long term line of credit.

     During fiscal year 2003, the Company used its line of credit to supplement its day to day operating cash requirements. At June 30, 2003, the Company had $7,065,000 of working capital, compared to $6,600,000 in fiscal year 2002. Working capital increased primarily due to improved collections of receivables, which proceeds were used to reduce outstanding accounts payables.

     Versar’s line of credit with the Bank of America (Bank) provides for advances up to $4,500,000 based on qualifying receivables. Interest on the borrowings is based on 30 day London Interbank Offered Rate (LIBOR) plus three hundred basis points (4.04% at June 30, 2003). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2003 was approximately $2,375,000. In June 2003, the Company’s line of credit was reduced to $4,500,000 and the due date was accelerated to September 30, 2003. There are no financial covenants as of June 30, 2003.

     On September 16, 2003, the Company received a firm commitment from United Bank to provide the Company up to a $5,000,000 line of credit for working capital purposes which will be secured by qualifying receivables. Interest on the line of credit is based upon prime plus one and one half percent. Advances on the line of credit are due on November 30, 2005. The Company expects to close on the line of credit on or before September 30, 2003. The loan will have certain covenants related to the maintenance of financial ratios. The Company expects that it will be able to comply with those ratios. Management believes that cash generated by operations and borrowings available from the new line of credit will be adequate to meet its working capital needs for fiscal year 2004.

Liquidity Requirements

     At June 30, 2003, the Company had unfunded contractual payment obligations of approximately $3,722,000 due within the next twelve months. The table below specifies the total contractual payment obligations as of June 30, 2003.

Contractual	Total	Less than	1-3	4-5	After 5
Obligations	Cost	1 year	years	years	years

(In thousands)
Operating leases	$14,157	$3,392	$5,195	$3,598	$1,972
Capital lease	1,093	42	90	99	862
Notes payable	288	288	—	—	—

Total contractual cash obligations	$15,538	$3,722	$5,285	$3,697	$2,834

Impact of Inflation

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

     Versar currently has three business segments: environmental services, architecture and engineering, and defense. The details on these segments are in Note B of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to interest rate risk and other relevant market risk is not material.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data begin on page F-3 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of the last day of the period covered by this report. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2003 fiscal year end and is incorporated herein by reference.

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2003 fiscal year.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2003 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) Financial Statements:

The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

a)	Report of Independent Certified Public Accountants

b)	Consolidated Balance Sheets as of June 30, 2003 and 2002

c)	Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002, and 2001

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2003, 2002, and 2001

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001

f)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 30, 2003, 2002, and 2001

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 19 through 23 of this report.

(B) Reports on Form 8-K

     Pursuant to the Securities Exchange Release No. 33-8216, Form 8-K, which reported the Company’s third quarter Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on May 15, 2003.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A)

3.2	Bylaws of Versar, Inc.	(A)

3.3	Amendment to the Bylaws of Versar, Inc.	26

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.10	Incentive Stock Option Plan *	(B)

10.11	Executive Tax and Investment Counseling Program	(A)

10.12	Nonqualified Stock Option Plan *	(B)

10.13	Employee Incentive Plan, as amended *	(E)

10.17	Deferred Compensation Agreements dated as follows:

	July 1, 1988 between the Registrant and Gayaneh Contos	(F)

10.26	Executive Medical Plan dated August 21, 1991, effective July 1, 1991	(G)

10.40	Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified Stock Option Plan	(G)

10.41	Securities and Exchange Commission response dated September 23, 1991 to certain question regarding the Registrant’s Option Exchange Offer	(G)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I)

10.65	Information Statement for the Distribution to Shareholders of Versar, Inc., the Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation, dated June 30, 1994	(J)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of the Air Force	(K)

10.83	Agreement and Plan of Merger dated July 29, 1997 between the Registrant and Science Management Corporation	(O)

10.84	Acquisition Promissory Note, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P)

Page Number/
Item No.	Description	Reference

10.85	Revolving Promissory Note, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.86	Financing and Security Agreement, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.87	Amendment to Financing and Security Agreement, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P)

10.88	The Greenwood Partnership Asset Acquisition Agreement	(Q)

10.89	Modification to NationsBank loan to increase to $5M	(Q)

10.90	AFCEE RAC Contract	(Q)

10.93	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and Lawrence W. Sinnott*	(R)

10.94	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and James C. Dobbs*	(R)

10.95	Financing and Security Agreement, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

10.96	Revolving Promissory Note, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

10.97	Revolving Promissory Note, dated December 20, 1999, between the Registrant and Bank of America, N.A.	(T)

10.98	Employment Agreement dated November 1, 1999 between Registrant and Benjamin M. Rawls*	(T)

10.99	Employment Agreement dated November 1, 1999 between Registrant and Theodore M. Prociv*	(T)

10.100	AFCEE ENRAC Contract	(U)

10.101	Revolving Promissory Note, dated August 31, 2001 between Registrant and Bank of America, N.A.	(U)

10.102	Financing and Security Agreement, dated April 22, 2002 between Registrant and Bank of America, N.A.	(V)

Page Number/
Item No.	Description	Reference

10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and
	Radyr Investments Limited	(V)

10.104	Employment Agreement dated December 1, 2002 between Versar, Inc. and
	Theodore M. Prociv	27-39

10.105	4P Architect-Engineering Contract dated March 14, 2003	40-107

10.106	Revolving Promissory Note, dated June 20, 2003 between Registrant and
	Bank of America, N.A.	108-119

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between Registrant and
	United Bank	120-127

22	Subsidiaries of the Registrant	(Q)

23	Consent of Independent Certified Public Accountants, Grant Thornton LLP
to register shares under the Company’s Option Plans under Form S-8
	dated June 13, 2003	128

31.1	Certifications by Theodore M. Prociv, CEO and President and Lawrence W.
	Sinnott, Sr. Vice President and CFO pursuant to Securities Exchange Rule 13a-14	129-130

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2003 by Theodore
M. Prociv, CEO and President and Lawrence W. Sinnott, Sr. Vice President
	and CFO	131-132

* Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(F)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1989 (“1st Quarter FY 1990 Form 10-Q”).

(G)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1991 (“FY 1991 Form 10-K”) filed with the Commission on October 15, 1991.

(H)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1992 (“FY 1992 Form 10-K”) filed with the Commission on September 28, 1992.

(I)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1993 (“FY 1993 Form 10-K”) filed with the Commission on September 22, 1993.

(J)	Incorporated by reference Sarnia Corporation Information Statement for distribution to shareholders of Versar, Inc. of the outstanding shares of its wholly-owned subsidiary, Sarnia Corporation, dated June 30, 1994.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(L)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K/A”) filed with the Commission on May 31, 1995.

(M)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1995 (“FY 1995 Form 10-K”) filed with the Commission on September 28, 1995.

(N)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1996 (“FY 1996 Form 10-K”) filed with the Commission on September 24, 1996.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(P)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1997 (“FY 1997 Form 10-K”) filed with the Commission on September 29, 1997.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (“FY1998 Form 10-K”) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on September 26, 2000.

(U)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001 (“FY2001 Form 10-K”) filed with the Commission on September 28, 2001.

(V)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2002 (“FY2002 Form 10K”) filed with the Commission on September 16, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

(Registrant)

/S/ Benjamin M. Rawls
Date: September 16, 2003
Benjamin M. Rawls Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Benjamin M. Rawls
	Chairman and Director	September 16, 2003
Benjamin M. Rawls

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 16, 2003

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 16, 2003

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 16, 2003

/S/ Robert L. Durfee Robert L. Durfee	Director	September 16, 2003

/S/ James L. Gallagher James L. Gallagher	Director	September 16, 2003

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 16, 2003

SIGNATURES	TITLE	DATE

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 16, 2003

/S/ Paul J. Hoeper Paul J. Hoeper	Director	September 16, 2003

/S/ Amir A. Metry Amir A. Metry	Director	September 16, 2003

Report of Independent Certified Public Accountants

Board of Directors
Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation), and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, in 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

We have also audited Schedule II for each of the two years in the period ended June 30, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ Grant Thornton, LLP Grant Thornton, LLP

Vienna, Virginia
September 9, 2003 (except for Note F as to which the date is September 16, 2003)

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

/S/ Arthur Andersen LLP

Arthur Andersen LLP

Vienna, Virginia
September 7, 2001

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and through fiscal years ended March 31, 2002.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$81	$113
Accounts receivable, net	13,864	14,520
Prepaid expenses and other current assets	1,231	1,038
Deferred income taxes	184	419

Total current assets	15,360	16,090
Property and equipment, net	2,164	2,474
Deferred income taxes	418	1,280
Goodwill	776	776
Other assets	618	653

Total assets	$19,336	$21,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,160	$4,426
Accrued Income Taxes	—	57
Billing in excess of revenue	379	1,000
Accrued salaries and vacation	2,009	2,195
Other liabilities	2,747	1,812

Total current liabilities	8,295	9,490
Bank line of credit	2,125	1,859
Other long-term liabilities	1,201	1,239
Liabilities of discontinued operations, net	319	361

Total liabilities	11,940	12,949

Commitments and contingencies (Note K)
Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 7,258,346 shares and 7,226,546 shares issued June 30, 2003 and 2002, respectively; 7,245,706 shares and 7,213,896 shares outstanding at June 30, 2003 and 2002, respectively	73	72
Capital in excess of par value	20,349	20,270
Accumulated deficit	(12,967)	(11,959)
Treasury stock	(59)	(59)

Total stockholders’ equity	7,396	8,324

Total liabilities and stockholders’ equity	$19,336	$21,273

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended June 30,

	2003	2002	2001

GROSS REVENUE	$57,097	$67,988	$65,816
Purchased services and materials, at cost	21,917	29,799	26,335

NET SERVICE REVENUE	35,180	38,189	39,481
Direct costs of services and overhead	28,349	31,254	32,071
Selling, general and administrative expenses	5,769	6,316	6,442
Non-recurring charge	800	—	1,320

OPERATING INCOME (LOSS)	262	619	(352)
OTHER EXPENSE
Interest expense	166	203	438
Income tax expense	1,104	257	240

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,008)	159	(1,030)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (net of tax)	—	(80)	243

NET (LOSS) INCOME	$(1,008)	$79	$(787)

(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(.14)	$.02	$(.16)

(LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$—	$(.01)	$.04

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED	$(.14)	$.01	$(.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	7,231	6,709	6,470

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	7,231	6,998	6,470

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended June 30, 2003, 2002, and 2001

						Total
	Number		Capital in	Accumu-		Stock-
	of	Common	Excess of	lated	Treasury	holders’
	Shares	Stock	Par Value	Deficit	Stock	Equity

Balance, June 30, 2000	6,411	$64	$18,223	$(11,851)	$(34)	$6,402

Common stock issued to ESSOP	64	1	136	—	—	137
Treasury stock issued to ESSOP	—	—	—	—	916	916
Purchase of Treasury stock	—	—	—	—	(955)	(955)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Net loss	—	—	—	(787)	—	(787)

Balance, June 30, 2001	6,475	65	18,359	(12,338)	(73)	6,013

Exercise of stock options	392	4	1,019	—	—	1,023
Treasury stock issued to ESSOP	—	—	—	—	250	250
Purchase of Treasury stock	—	—	—	—	(236)	(236)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Common stock issued to private placement	359	3	849	—	—	852
Tax benefit from exercise of stock options	—	—	43	—	—	43
Net income	—	—	—	79	—	79

Balance, June 30, 2002	7,226	72	20,270	(11,959)	(59)	8,324

Exercise of stock options	32	1	77	—	—	78
Tax benefit from exercise of stock options	—	—	2	—	—	2
Net loss	—	—	—	(1,008)	—	(1,008)

Balance, June 30, 2003	7,258	$73	$20,349	$(12,967)	$(59)	$7,396

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,

	2003	2002	2001

Cash flows from operating activities
Net (loss) income	$(1,008)	$79	$(787)
Adjustments to reconcile net (loss) income to net cash provided by continuing operations
Depreciation and amortization	699	766	751
Loss on sale of property and equipment	26	72	—
Provision for doubtful accounts receivable	300	732	179
Stock issued to ESSOP	—	250	1,053
Increase in tax valuation allowance	1,097	1	317
Changes in assets and liabilities
Decrease (increase) in accounts receivable	356	(1,734)	223
(Increase) decrease in prepaid expenses and other assets	(156)	(171)	535
(Decrease) increase in accounts payable	(1,266)	768	29
Decrease in accrued salaries and vacation	(186)	(151)	(182)
Increase (decrease) in other liabilities	219	599	(85)

Net cash provided by continuing operations	81	1,211	2,033
Changes in net assets/liabilities of discontinued operations	(42)	(167)	(393)

Net cash provided by operating activities	39	1,044	1,640

Cash flows used in investing activities
Purchases of property and equipment	(415)	(724)	(732)

Cash flows from financing activities
Net borrowing (payment) on bank line of credit	266	(1,904)	50
Purchase of treasury stock	—	(236)	(955)
Proceeds from issuance of common stock	78	1,023	—
Net proceeds from private placement	—	852	—

Net cash provided by (used in) financing activities	344	(265)	(905)

Net (decrease) increase in cash and cash equivalents	(32)	55	3
Cash and cash equivalents at the beginning of the year	113	58	55

Cash and cash equivalents at the end of the year	$81	$113	$58

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are environmental, defense, and architecture and engineering services.

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

     Contract accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.

     Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill recorded as part of the transaction was approximately $1.1 million. Versar amortized the goodwill related to the acquisition over 15 years, which was determined to be reasonable based on the mature business of VGSI. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill and intangible assets expense by approximately $73,000 per year. Currently, the Company has a carrying value of approximately $776,000 for the acquisition of VGSI which is now part of the Architecture and Engineering reporting unit. In fiscal year 2003, the Company obtained an independent appraisal in accordance with SFAS No. 142 to determine the fair value of the A&E reporting unit. Based upon this analysis, it was determined that the fair value of the Architecture and Engineering reporting unit of approximately $3,338,000 exceeded its carrying value of approximately $2,467,000.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets”, which eliminated the systematic amortization of goodwill. The Company adopted SFAS No. 142 effective July 1, 2002. Had SFAS No. 142 been effective July 1, 2001, net income and earnings per share would have been reported as follows:

	For The Years Ended June 30,

	2003	2002

	(In thousands)
Reported net (loss) income applicable to common shareholders	$(1,008)	$79
Add back: goodwill amortization	—	73
Adjusted net (loss) income applicable to common shareholders	$(1,008)	$152
Basic and diluted earnings per share:
Reported net (loss) income applicable to common shareholders	$(0.14)	$0.01
Goodwill amortization	—	0.01
Adjusted net (loss) income applicable to common shareholders	$(0.14)	$0.02

     Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts performed by the Company.

     Warranty estimates: The Company has certain warranty obligations under the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance.

     Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability at June 30, 2003 of $319,000 is primarily reserved to wind down the remaining benefit plans of SMC.

     Stock-based compensation: The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Years Ended June 30,

	2003	2002

	(In thousands)
Net (loss) income applicable to common shareholders	$(1,008)	$79
Deduct: Total stock-based compensation expense determined under fair value based method	(265)	(187)

Pro forma net loss	$(1,273)	$(108)

Earnings per share:
Basic and diluted - as reported	$(0.14)	$0.01
Basic and diluted - pro forma	$(0.18)	$(0.02)
Weighted average shares:
Weighted average common shares outstanding - basic	7,231	6,709
Weighted average common shares outstanding - diluted	7,231	6,998

     Net (loss) income per share: Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share also includes common equivalent shares outstanding during the period if it is dilutive. The Company’s common equivalent shares consist of stock options. For fiscal years 2003 and 2001, the assumed exercise of the Company’s outstanding stock options and warrants of 172,000 and 29,000 shares using the Treasury Stock Method are not included in the calculation as the effect would be anti-dilutive.

     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
Weighted average number of shares outstanding - basic	7,231	6,709	6,470
Effect of assumed exercise of options (treasury stock method)	—	289	—

Weighted average number of shares outstanding - diluted	7,231	6,998	6,470

     In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect on its financial condition from the adoption of this standard.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In July 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS146 is effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of fiscal year 2003, the Company accrued $450,000 for the retirement of two senior executives and $350,000 to consolidate leased facility costs in accordance with FAS 146.

     In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS 150 requires an issuer to classify the following financial instruments as liabilities: a) mandatorily redeemable preferred and common stocks; b) forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets; c) freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and d) freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount, or variations inversely related to changes in the value of the issuer’s shares, such as a written put option that can be net share settled. The effect of adopting FAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The Company does not believe there will be a material effect on its financial condition from the adoption of this standard.

     Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $960,000 and $998,000 at June 30, 2003 and 2002, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $315,000 and $326,000 at June 30, 2003 and 2002, respectively.

     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

     Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE B BUSINESS SEGMENTS

     The Company’s business segments are Environmental Services, Architecture and Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture and Engineering segment provides engineering, design and construction management to industrial and commercial facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment.

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

     Summary financial information for each of the Company’s segments follows:

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
NET SERVICE REVENUE
Environmental Services	$21,480	$21,765	$24,083
Architecture/Engineering	7,504	8,889	8,921
Defense Systems	6,196	7,535	6,477

	$35,180	$38,189	$39,481

OPERATING INCOME/(LOSS)(A)
Environmental Services	$4,098	$3,783	$4,420
Architecture/Engineering	1,095	241	797
Defense Systems	1,638	2,911	2,193

	$6,831	$6,935	$7,410
Selling, general and administrative expenses	(5,769)	(6,316)	(6,442)
Non-recurring charge	(800)	—	(1,320)

OPERATING INCOME (LOSS)	$262	$619	$(352)

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

	Years Ended June 30,

	2003	2002

	(In thousands)
IDENTIFIABLE ASSETS
Environmental Services	$8,388	$7,780
Architecture/Engineering	5,735	5,346
Defense Systems	3,019	3,565
Corporate and Other	2,194	4,582

	$19,336	$21,273

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C ACCOUNTS RECEIVABLE

	June 30,

	2003	2002

	(In thousands)
Billed receivables
U.S. Government	$4,207	$4,508
Commercial	3,353	5,037
Unbilled receivables
U.S. Government	4,713	3,478
Commercial	2,491	2,365

	14,764	15,388
Allowance for doubtful accounts	(900)	(868)

	$13,864	$14,520

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of Federal and state governments’ incurred cost audits. Management anticipates that the June 30, 2003 unbilled receivables will be substantially billed and collected in fiscal year 2004.

NOTE D PROPERTY AND EQUIPMENT

	Estimated
	Useful Life
	in Years	June 30,

		2003	2002

		(In thousands)
Furniture and fixtures	10	$760	$773
Equipment	3 to 10	5,206	5,114
Leasehold improvements	Life of lease	1,968	1,793

		7,934	7,680
Accumulated depreciation and amortization		(5,770)	(5,206)

		$2,164	$2,474

     Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $699,000, $692,000, and $678,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

     Maintenance and repair expenses approximated $289,000, $307,000, and $303,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

NOTE E RELATED PARTY TRANSACTIONS

     In February 2002, the Company advanced approximately $59,000 to an executive officer of the Company. The advance did not bear interest and was to be re-paid 18 months from the date of the advance. Such advance has been included in pre-paid expenses and other current assets in the accompanying consolidated financial statements. The advance was re-paid in June 2003.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     NOTE F DEBT

	June 30,

	2003	2002

	(In thousands)
Bank line of credit, Bank of America	$2,125	$1,859

Total long-term debt	$2,125	$1,859

     Versar’s line of credit with the Bank of America (Bank) provides for advances up to $4,500,000 based on qualifying receivables. Interest on the borrowings is based on 30 day London Interbank Offered Rate (LIBOR) plus three hundred basis points (4.04% at June 30, 2003). A commitment fee of 1/4% on the unused portion of the line of credit is also charged. The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2003 was approximately $2,375,000. In June 2003, the Company’s line of credit was reduced to $4,500,000 and the due date accelerated to September 30, 2003. There are no financial covenants as of June 30, 2003.

     On September 16, 2003, the Company received a firm commitment from United Bank to provide the Company up to a $5,000,000 line of credit for working capital purposes which will be secured by qualifying receivables. Interest on the line of credit is based upon prime plus one and one half percent. Advances on the line of credit are due on November 30, 2005. The Company expects to close on the line of credit on or before September 30, 2003. The loan will have certain covenants related to the maintenance of financial ratios. The Company expects that it will be able to comply with those ratios. Management believes that cash generated by operations and borrowings available from the new line of credit will be adequate to meet its working capital needs for fiscal year 2004.

NOTE G NEW EQUITY

     In June 2002, the Company sold 359,183 shares of its common stock at $2.78 per share to an institutional investor in a private placement. The Company also issued warrants to the institutional investor to purchase 359,183 shares of Common Stock, one-half with an exercise price of $3.48, which expired on October 14, 2002. The other half has an exercise price of $4.00, and expires on June 14, 2007. The Company also issued warrants to an investment banking firm to purchase 26,939 shares of common stock with an exercise price of $3.48, which expire on June 14, 2007.

     The securities sold in the private placement were not registered under the Securities Act of 1933 which could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In July 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of common stock sold in the private placement as well as the shares of common stock issuable upon exercise of the related warrants.

NOTE H STOCK OPTIONS

     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan provides for the grant of options, restricted stock and other types of stock-based awards to any employee, Service Provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “Service Provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its Affiliates but who provides the Company or one of its Affiliates substantial and important services. The aggregate number of shares of the Company’s Common Stock that may be issued upon exercise of options

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or granted as restricted stock or other stock-based awards under the 2002 Plan is 700,000. Grants of restricted stock, performance equity awards, options and stock appreciation rights in any one fiscal year to any one participant may not exceed 250,000 shares. The maximum amount of compensation that may be received by any one employee with respect to performance unit grants in any one fiscal year may not exceed $250,000.

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

     Under the 1992 Plan, options through November 2002, were granted to key employees at the fair market value on the date of grant and become exercisable during the five-year period from the date of the grant at 20% per year. Certain unexercised options are cancelled on the tenth anniversary of the grant under the 1992 Plans. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options have been exercised or expired.

     Options under the Stock Option 2002, 1996, and 1992 Plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)
Outstanding at June 30, 2000	1,591	$1.750	to	$5.375	$4,679
Granted	35	1.938	to	2.060	69
Cancelled	(345)	1.750	to	5.375	(1,059)

Outstanding at June 30, 2001	1,281	$1.750	to	$5.375	$3,689
Granted	40	2.050	to	3.750	120
Exercised	(282)	1.750	to	3.940	(729)
Cancelled	(69)	1.750	to	4.500	(225)

Outstanding at June 30, 2002	970	$1.750	to	$5.375	$2,855
Granted	492	1.810	to	2.870	1,028
Exercised	(8)	2.375	to	2.400	(18)
Cancelled	(50)	1.750	to	4.500	(124)
Reclassified to non-qualified	(157)	1.750	to	5.375	(468)

Outstanding at June 30, 2003	1,247	1.750	to	4.500	$3,273

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At June 30, 2003, 2002, and 2001, options aggregating 804,000, 807,000 and 943,000 shares were exercisable under the 2002, 1996 and 1992 Plans.

     Participants in the 1987 Plan include employees, independent contractors, and, in certain circumstances, directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised or have expired without exercise. Non-qualified options were also granted under the 2002, 1996, and 1992 plans.

Total non-qualified stock options are as follows:

	Optioned	Option Price
	Shares	Per Share			Total

	(In thousands, except per share price)
Outstanding at June 30, 1999	304	$2.375	to	$4.750	$877
Cancelled	(5)	2.437	to	3.563	(15)

Outstanding at June 30, 2000	299	$2.375	to	$4.750	$862

Outstanding at June 30, 2001	299	$2.375	to	$4.750	$862
Granted	71	1.750	to	6.500	318
Exercised	(110)	2.375	to	4.750	(295)
Cancelled	(8)	2.500	to	3.563	(23)

Outstanding at June 30, 2002	252	$1.750	to	$6.500	$862
Granted	129	1.810	to	1.880	235
Exercised	(24)	1.750	to	2.875	(60)
Cancelled	(16)	2.375	to	3.940	(50)
Reclassified from ISO	157	1.750	to	5.375	468

Outstanding at June 30, 2003	498	1.750	to	6.500	$1,455

     Non-Qualified stock options of 342,000, 222,000, and 299,000 shares were exercisable at June 30, 2003, 2002, and 2001, respectively.

     The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2003	2002	2001

	(In thousands, except per share data)
Net (Loss) Income:
As Reported	$(1,008)	$79	$(787)
Pro Forma	(1,273)	(108)	(921)
Net (Loss) Income Per Share - Basic:
As Reported	$(.14)	$.01	$(.12)
Pro Forma	(.18)	(.02)	(.14)
Net (Loss) Income Per Share - Diluted:
As Reported	$(.14)	$.01	$(.12)
Pro Forma	(.18)	(.02)	( .14)

     As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

     The weighted average fair value of options granted was $2.69, $2.59 and $0.93 during 2003, 2002 and 2001, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: expected volatility of 60.5%, 88.7% and 47% for 2003, 2002 and 2001, respectively; risk-free interest rate of 4.70%, 4.57% and 4.97% for 2003, 2002 and 2001, respectively; and expected lives of five years after the grant date.

NOTE I INCOME TAXES

     The expense (benefit) for income taxes applicable to income from continuing operations consists of the following:

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
Current
Federal	$—	$—	$—
State	7	206	73
Deferred
Federal	—	1	283
State	—	—	34
Valuation Allowance	1,097	—	—

	$1,104	$207	$390

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Deferred tax assets are comprised of the following (in thousands):

	June 30,	June 30,
	2003	2002

Deferred Tax Assets:
Employee benefits	$654	$684
Accrued warranty costs	116	184
Bad debt reserves	359	347
All other reserves	380	100
Discontinued operations reserves	127	143
Alternative minimum tax credits	117	117
Net operating losses	1,668	1,646
Net operating losses of purchased business	663	1,000
State tax net operating losses	436	436
Depreciation	180	184
Other	14	14

Total Deferred Tax Assets	4,714	4,855
Valuation Allowance	(4,112)	(3,156)

Net Deferred Tax Asset	$602	$1,699

     Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. At June 30, 2003, the Company had $117,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance to state the deferred tax assets at amounts expected to be realized in future periods.

     SMC has net operating loss carryforwards of approximately $8.5 million for federal income tax purposes, which will expire in the years 2003 through 2012. Due to the substantial changes in SMC’s ownership, there are annual limitations on the amount of the carryforwards that can be utilized. The utilization of the net operating losses is limited to approximately $300,000 per year for the eight remaining years. If the net operating losses are utilized, they will favorably impact the results of operations as the related deferred tax asset is fully reserved.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A reconciliation of the Company’s income tax expense (benefit) for the federal statutory rate is as follows:

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
Expected provision at federal statutory rate	$51	$97	$(135)
Change in valuation allowance	1,007	100	421
State income tax expense	5	11	68
Permanent items	44	(38)	56
Tax effect of non-qualified stock option exercised	2	43	—
Other	(5)	(6)	(20)

	$1,104	207	$390

     Income taxes paid for the years ended June 30, 2003, 2002, and 2001 were $78,000, $121,000, and $105,000, respectively.

NOTE J EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Company has historically maintained an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. The plan included an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k) Plan). The plan permits voluntary participation in the 401(k) Plan upon employment. All employees with at least 500 hours of service are eligible to participate in the ESOP.

     Contributions to the ESOP are made at the discretion of the Company in the form of the Company’s stock or cash, which is invested by the plan’s Trustees in the Company’s stock. No contributions were made to the plan since fiscal year 1993. The Company received approval from the Internal Revenue Service to terminate the ESOP effective December 31, 2002. The plan assets will be distributed to the plan participants and the plan will be closed.

     The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches qualified contributions with a contribution of 100% of each employee’s contribution up to 4% of the employee’s salary. This contribution may be in the Company’s stock or cash. In fiscal year 2003, the Company made cash matching contributions of approximately $630,000. In fiscal year 2002, the Company matched $293,000 in stock and $369,000 in cash for a total of $662,000. In fiscal year 2001, the Company made stock matching contributions approximated at $1,067,000. Effective July 1, 2003, the Company decreased the qualified matching contributions from 4% to 2%.

     All contributions to the 401(k) Plan vest immediately. Contributions to the ESOP vested ratably with years of service such that full vesting occurs after five years of credited service.

     Effective July 1, 2002, the 401(k) Plan was restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA). Furthermore, the Company spun out the ESOP to be a separate plan from the 401(k) Plan. The Company also changed the plan year from June 30 to a calendar year end. Restated plan documents and changes for both the 401(k) and ESOP plans have received favorable determination from the IRS.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     GEOMET, a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. There were no contributions made in fiscal years 2003 and 2002. Contributions of approximately $35,000 were made in fiscal year 2001. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

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

     The Company leases approximately 191,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount

(In thousands)
2004	$3,434
2005	3,111
2006	2,174
2007	1,901
2008	1,796
2009 and thereafter	2,834

$15,250

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,943,000, $2,867,000 and $2,637,000, for 2003, 2002 and 2001, respectively.

Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the “Superfund Site”), which provided that, based upon an existing performance specification, Versar would refine the design, and construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

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

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgment on a number of the previously stated claims.

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counter claim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by the end of 2003. Trial is scheduled for September 2004. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE L CUSTOMER INFORMATION

     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
U.S. Department of Defense	$24,343	$38,576	$38,157
U.S. Environmental Protection Agency	3,312	3,495	2,734
Other U.S. Government agencies	7,644	3,906	5,202

Total U.S. Government	$35,299	$45,977	$46,093

     The Company’s major contracts with the Department of Defense generated revenues of approximately $11,206,000, $20,353,000 and $23,150,000 in fiscal years 2003, 2002 and 2001, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for fiscal years 2003 and 2002 is as follows (in thousands, except per share amounts):

	Fiscal Year 2003				Fiscal Year 2002

Quarter ending	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Gross Revenue	$14,419	$13,366	$15,428	$13,884	$17,486	$17,225	$18,275	$15,002
Net Service Revenue	9,042	8,843	9,271	8,024	9,703	9,339	10,244	8,903
Operating (loss) income	564	114	553	(969)	(531)	182	1,134	(166)
Net (loss) income	$519	$(455)	$329	$(1,401)	$(425)	$91	$661	$(248)

Net (loss) income per share - diluted	$0.07	$(0.06)	$0.05	$(0.19)	$(0.06)	$0.01	$0.09	$(0.04)

Weighted average number of shares outstanding - diluted	7,497	7,227	7,247	7,227	6,901	7,195	7,006	6,476

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS
2001	548,404	179,017	(405,733)	321,688
2002	321,688	732,173	(185,610)	868,251
2003	868,251	300,137	(267,996)	900,392
DEFERRED TAX VALUATION ALLOWANCE
2001	2,499,000	557,000	—	3,056,000
2002	3,056,000	100,000	—	3,156,000
2003	3,156,000	1,097,000	(141,000)	4,112,000