Form 10-Q
period 2003-09-30
VERSAR INC
filed 2003-11-12
CIK 803647

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended        Commission File Number
      September 30,  2003                      1-9309
------------------------------        ----------------------


                           Versar Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           DELAWARE                         54-0852979
-------------------------------  --------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
 incorporation or organization)                 No.)

      6850 Versar Center
     Springfield, Virginia                    22151
-------------------------------  --------------------------------
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

                         Yes   X     No
                            ------     ------

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes         No   X
                            ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock       Outstanding at October 31, 2003
     ---------------------       -------------------------------
        $.01 par value                      7,260,266

                  VERSAR, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               September 30, 2003 and June 30, 2003.            3

               Consolidated Statements of Operations
               for the Three-Month Periods Ended
               September 30, 2003 and 2002.                     4

               Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended
               September 30, 2003 and 2002.                     5

               Notes to Consolidated Financial Statements    6-10


     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   11-12

     ITEM 3 -  Quantitative and Qualitative Disclosures
               About Market Risk                               13

     ITEM 4 -  Procedures and Controls                         13

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                               13

     ITEM 6 -  Exhibits and Reports on Form 8-K                14

SIGNATURES                                                     15

EXHIBITS                                                    16-19

                  VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)

                                         September 30,    June 30,
                                              2003          2003
                                          -----------  -----------
ASSETS                                    (Unaudited)
  Current assets
     Cash and cash equivalents            $       84   $       81
     Accounts receivable, net                 12,926       13,864
     Prepaid expenses and other
       current assets                            839        1,231
     Deferred income taxes                       184          184
                                          -----------  -----------
          Total current assets                14,033       15,360

  Property and equipment, net                  2,138        2,164
  Deferred income taxes                          418          418
  Goodwill                                       776          776
  Other assets                                   595          618
                                          -----------  -----------
          Total assets                    $   17,960   $   19,336
                                          ===========  ===========

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
     Accounts payable                     $    3,161   $    3,160
     Billing in excess of revenue                 70          379
     Accrued salaries and vacation             1,556        2,009
     Other liabilities                         2,273        2,747
                                          -----------  -----------
          Total current liabilities            7,060        8,295

  Bank line of credit                          1,652        2,125
  Other long-term liabilities                  1,185        1,201
  Liabilities of discontinued operations         319          319
                                          -----------  -----------
          Total liabilities                   10,216       11,940
                                          -----------  -----------

  Stockholders' equity
     Common stock, $0.1 par value;
      30,000,000 shares authorized;
      7,260,746 shares and 7,258,346
      shares issued at September 30,
      2003 and June 30, 2003,
      respectively; 7,248,106 and
      7,245,706 shares outstanding at
      September 30, and June 30, 2003
	respectively                                73           73
     Capital in excess of par value           20,354       20,349
     Accumulated deficit                     (12,624)     (12,967)
     Treasury stock                              (59)         (59)
                                          -----------  -----------

          Total stockholders' equity           7,744        7,396
                                          -----------  -----------

          Total liabilities and
            stockholders' equity          $   17,960   $   19,336
                                          ===========  ===========


             The accompanying notes are an integral part of
                these consolidated financial statements.

                 VERSAR, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations
     (Unaudited - in thousands, except per share amounts)

                                          For the Three-Month
                                     Periods Ended September 30,
                                     ---------------------------
                                       2003               2002
                                     ---------         ---------

GROSS REVENUE                        $ 13,605          $ 13,884
Purchased services and
  materials, at cost                    5,376             5,860
                                     ---------         ---------

NET SERVICE REVENUE                     8,229             8,024
Direct costs of services
  and overhead                          6,452             6,725
Selling, general and administrative
  expenses                              1,380             1,468
Non-recurring charge                      ---               800
                                     ---------         ---------

OPERATING INCOME (LOSS)                   397              (969)

OTHER EXPENSE
Interest expense                           54                32
                                     ---------         ---------

INCOME BEFORE TAX                         343            (1,001)
                                     ---------         ---------
Income tax expense                        ---               400
                                     ---------         ---------

NET INCOME (LOSS)                    $    343          $ (1,401)
                                     =========         =========

NET INCOME (LOSS) PER SHARE
  - BASIC AND DILUTED                $   0.05          $  (0.19)
                                     =========         =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC            7,260             7,227
                                     =========         =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - DILUTED          7,518             7,227
                                     =========         =========



           The accompanying notes are an integral part of these consolidated financial statements.

                 VERSAR, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                  (Unaudited - in thousands)

                                             For the Three-Month
                                          Periods Ended September 30,
                                          ---------------------------
                                             2003             2002
                                          ---------         ---------

Cash flows from operating activities
  Net income (loss)                       $    343          $ (1,401)

  Adjustments to reconcile net income
    (loss)to net cash provided by
    operating activities
      Depreciation and amortization            164               168
      Provision for doubtful accounts
       receivable                               10                (9)
      Loss on disposal of property and
       equipment                               ---                16
      Increase to tax valuation
       allowance                               ---               400

  Changes in assets and liabilities
      Decrease in accounts receivable          928               510
      Decrease in prepaids and other
       assets                                  415                35
      Increase (decrease) in accounts
       payable                                   1              (915)
      Decrease in accrued salaries and
       vacation                               (453)             (557)
      (Decrease) increase in other
       liabilities                            (799)              682
                                          ---------         ---------
        Net cash provided (used) by
         continuing operating activities       609            (1,071)
                                          ---------         ---------

  Changes in net liabilities of
   discontinued operations                     ---                (2)
                                          ---------         ---------
        Net cash provided (used) by
         operating activities                  609            (1,073)
                                          ---------         ---------
Cash flows used in investing activities
  Purchase of property and equipment          (138)              (41)
                                          ---------         ---------

Cash flows from financing activities
  Net (payment) borrowings on bank
   line of credit                             (473)            1,189
  Principal payments on long-term debt         ---               (80)
  Proceeds from issuance of common stock         5               ---
                                          ---------         ---------

         Net cash (used in) provided by
          financing activities                (468)            1,109
                                          ---------         ---------

Net increase (decrease) in cash and
 cash equivalents                                3                (5)
Cash and cash equivalents at the
 beginning of the period                        81               113
                                          ---------         ---------
Cash and cash equivalents at the
 end of the period                        $     84          $    108
                                          =========         =========

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for
   Interest                               $     50          $     29
   Income taxes                                 12                73


           The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2003 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2003, and the results of operations for the three-month periods ended September 30, 2003 and 2002. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At September 30, 2003, the Company had approximately $4.6 million deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $4.0 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)


(E)  Debt

     In September, 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (5.5% as of September 30, 2003). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 2003 was approximately $3,249,000. Advances under the line are due in November 2005. The loan has certain covenants related to the maintenance of financial ratios. At September 30, 2003, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Warranty Estimates

     The Company has certain warranty obligations relating to the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance.

(H)  Goodwill and Other Intangible Assets

     The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in fiscal year 2003. The adoption of SFAS No. 142 eliminated the amortization of goodwill and intangible assets expenses by approximately $73,000 per year. Currently, the Company has a carrying value of approximately $776,000 for the 1998 acquisition of The Greenwood Partnership, P.C., subsequently renamed Versar Global Solutions, Inc. (VGSI), which is now part of the Architecture and Engineering reporting unit. The Company obtained an independent appraisal in accordance with SFAS No.
142. The appraisal, based upon the market value analysis, indicated that there was no impairment of the goodwill of the Architecture and Engineering reporting unit, as the net carrying value of the assets and liabilities was $871,000 compared to the goodwill of $776,000.

(I)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the three-month periods ended September 30, 2002, the assumed

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)


exercise of the Company's outstanding stock options of 103,461 shares using the Treasury Stock Method are not included in the following calculation as the effect would be anti-dilutive.


                                        For the Three-Month
                                    Periods Ended September 30,
                                    ---------------------------
                                       2003              2002
                                    ---------         ---------

Weighted average common shares
  outstanding - basic               7,259,770         7,226,546

Assumed exercise of options
 (treasury stock method)              257,871               ---
                                    ---------         ---------

Weighted average common shares
  outstanding - diluted             7,517,641         7,226,546
                                    =========         =========

(J)  Common Stock

     The Company issued 2,400 shares of common stock pursuant to the exercise of stock options during the first quarter of fiscal year 2004.

(K)  Non-recurring Charge

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments have begun to be paid out during the next two years starting in the third quarter of fiscal year 2003. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Such costs include lease penalties, relocation, and other associated fees. In the first quarter of fiscal year 2004, the Company had made payments of approximately $74,000 and $24,000 related to severance and occupancy expenses, respectively. Currently, there is approximately $471,000 remaining in the reserve.

(L)  Recently Issued Accounting Standards

     In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. FAS 150 requires an issuer to classify the following financial instruments as liabilities: a) mandatorily redeemable preferred and common stock; b) forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets; c) freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and d) freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the issuer's shares, such as the price of gold multiplied by a fixed notional amount, or variations inversely related to changes in the value of the issuer's shares, such as a written put option that can be net share settled. The effect of adopting FAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The Company does not believe there will be a material effect on its financial condition from the adoption of this standard.

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(M)  Stock Based Compensation

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

     The Company's pro forma information follows (in thousands, except per share data):

                                  For the Three-Month Periods
                                      Ended September 30,
                                  ---------------------------
                                     2003              2002
                                  ---------         ---------

Net income (loss), as reported    $    343          $ (1,401)
Less:  Total Stock-Based
  Compensation determined
  under the fair-value based
  method                              (75)               (40)
Pro-forma net income (loss)           268             (1,441)

Net income (loss) per share
  - basic, as reported            $  0.05          $   (0.19)
Pro-forma net income (loss)
  per share - basic                  0.04              (0.20)

Net income (loss) per share
  - diluted, as reported          $  0.05          $   (0.19)
Pro-forma net income (loss)
  per share                          0.04              (0.20)


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

     Summary financial information for each of the Company's segments follows:

                                     For the Three-Month
                                 Periods Ended September 30,
                                 ---------------------------
                                    2003              2002
                                 ---------         ---------

NET SERVICE REVENUE
-------------------
Environmental Services           $  5,311          $  4,758
Architecture/Engineering            1,518             1,957
Defense Systems                     1,400             1,309
                                 ---------         ---------
                                 $  8,229          $  8,024
                                 =========         =========

OPERATING INCOME (LOSS)(A)
--------------------------
Environmental Services           $  1,155          $    689
Architecture/Engineering              295               340
Defense Systems                       327               270
                                 ---------         ---------
                                    1,777             1,299

Selling, general and
  administrative expenses           1,380             1,468
Non-recurring charge                  ---               800
                                 ---------         ---------
                                 $    397          $   (969)
                                 =========         =========

(A)Operating income (loss) is defined as net service revenue less direct costs of services and overhead.


IDENTIFIABLE ASSETS                  September 30,     June 30,
-------------------                      2003            2003
                                     -------------  -------------

Environmental Services               $      8,655   $      8,388
Architecture/Engineering                    4,927          5,735
Defense Systems                             2,444          3,019
Corporate and Other                         1,934          2,194
                                     -------------  -------------
                                     $     17,960   $     19,336
                                     =============  =============

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2004 and 2003
-----------------------------------------------------

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

     Versar's gross revenue for the first quarter of fiscal year 2004 decreased by $279,000 (2%) compared to gross revenue for the comparable period in fiscal year 2003. The decrease was primarily due to a reduction of subcontracted construction work of $1,709,000 in the Company's Architecture and Engineering segment and the winding down of the Company's STEPO contract of $726,000 in the Defense segment. Such decreases were offset substantially by increased gross revenue of $2,129,000 in the Company's Environmental segment in support of its expanding work in mold remediation.

     Purchased services and materials for the first quarter of fiscal year 2004 decreased by $484,000 (8%) compared to comparable costs for the first quarter of fiscal year 2003. The decrease was primarily the result of the decrease in subcontracted work mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue increased by 3% compared to the first quarter of fiscal year 2003. The increase is primarily due to the higher gross revenues in the Company's Environmental segment without a proportional increase in purchased services and materials.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 78% in the first quarter of fiscal year 2004 compared to 84% in the first quarter of fiscal year 2003. The decrease is due to the Company's cost reduction efforts in fiscal year 2003 and increased labor utilization during the first quarter of fiscal year 2004.

     Selling, general and administrative expenses approximated 17% of net service revenue in the first quarter of fiscal year 2004 compared to 18% in the first quarter of fiscal year 2003. The decrease is primarily due to the cost reduction efforts implemented during fiscal year 2003.

     In the first quarter of fiscal year 2003, the Company recorded an $800,000 non-recurring charge to reduce the Company's overall cost structure and reduce costs in non-performing divisions.

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

     Operating income for the first quarter of fiscal year 2004 was $397,000, an increase of $1,366,000 compared to the first quarter of fiscal year 2003. The increase is primarily due to improved financial performance and the absence of the non-recurring charge recorded in the first quarter of fiscal year 2003.

     Income tax expense for the first quarter of fiscal year 2004 decreased by $400,000 compared to the first quarter of fiscal year 2003. In the first quarter of fiscal year 2003, the Company increased the tax valuation allowance by $400,000 due to the lower financial performance in the first quarter of fiscal year 2003. The Company has approximately $4.6 million in tax assets of which a $4.0 million valuation allowance has been reserved against these assets. The Company will maintain the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net income for the first quarter of fiscal year 2004 was $343,000 compared to a net loss of $1,401,000 in the first quarter of fiscal year 2003. The increase is the result of improved financial performance, the absence of non-recurring charges and reduced tax expense.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 2003 approximated $6,973,000, a decrease of $92,000 (1%) from June 30, 2003. The decrease was due to improved collections of accounts receivable, which funds were used to pay down the Company's long term line of credit. The Company's current ratio at September 30, 2003 was 1.99, which was higher than the 1.85 reported on June 30, 2003.

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (5.5% as of September 30, 2003). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at September 30, 2003 was approximately $3,249,000. Advances under the line are due in November 2005. The loan has certain covenants related to the maintenance of financial ratios. At September 30, 2003, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

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

Item 3 - Quantitative and Qualitative Disclosures About Market
         Risk

     There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year end June 30, 2003.

Item 4 - Procedures and Controls

     As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

     There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the "Superfund Site"), which provided that, based upon an existing performance specification, Versar would refine the design, and construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants= motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by the end of 2003. Trial is scheduled for September 2004. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
            31.1 and 31.2 - Certification pursuant to Securities
            Exchange Act Section 13a-14.

            32.1 and 32.2 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

            Pursuant to the Securities Exchange Release No. 33-8216, Form 8-K, which reported the Company's annual Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on September 18, 2003.

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




Date:  November 7, 2003

                             Exhibit 31.1

            CERTIFICATION BY THEODORE M. PROCIV PURSUANT TO
                 SECURITIES EXCHANGE ACT RULE 13a-14


I, Theodore M. Prociv, Chief Executive Officer of Versar, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Versar, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: November 7, 2003

                    /S/ Theodore M. Prociv
                    ______________________________
                    Theodore M. Prociv
                    President and Chief Executive Officer

                           Exhibit 31.2

        CERTIFICATION BY LAWRENCE W. SINNOTT PURSUANT TO
               SECURITIES EXCHANGE ACT RULE 13a-14


I, Lawrence W. Sinnott, Senior Vice President and Chief Financial
Officer of Versar, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Versar, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: November 7, 2003

                    /S/ Lawrence W. Sinnott
                    ______________________________
                    Lawrence W. Sinnott
                    Senior Vice President and Chief
                    Financial Officer

                          Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore M. Prociv, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  the Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange
          Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.


          /S/ Theodore M. Prociv
          __________________________
          Theodore M. Prociv
          President and CEO

November 7, 2003

                          Exhibit 32.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence W. Sinnott, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (3)  the Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange
          Act of 1934; and

     (4) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.


          /S/ Lawrence W. Sinnott
          __________________________
          Lawrence W. Sinnott
          Senior Vice President and
          Chief Financial Officer

November 7, 2003