Form 10-Q
period 2003-12-31
VERSAR INC
filed 2004-02-12
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended         Commission File Number
       December 31, 2003                        1-9309
_______________________________        _________________________

                           VERSAR INC.
________________________________________________________________
(Exact name of registrant as specified in its charter)

           DELAWARE                            54-0852979
_______________________________         ________________________
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

      6850 Versar Center
     Springfield, Virginia                       22151
_______________________________         ________________________
(Address of principal executive               (Zip Code)
           offices)

Registrant's telephone number, including area code (703)750-3000
                                                  ______________


                          Not Applicable
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

                         Yes        No  X
                            _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock       Outstanding at January 30, 2004
     _____________________       _______________________________

        $.01 par value                      7,288,766

                  VERSAR, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q

                                                           PAGE

PART I - FINANCIAL INFORMATION

  ITEM 1 -  Financial Statements

            Consolidated Balance Sheets as of
            December 31, 2003 and June 30, 2003.              3

            Consolidated Statements of Operations
            for the Three-Month and Six-Month
            Periods Ended December 31, 2003 and 2002.         4

            Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended
            December 31, 2003 and 2002.                       5

            Notes to Consolidated Financial Statements     6-10

  ITEM 2 -  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                    11-13

  ITEM 3 -  Quantitative and Qualitative
            Disclosures About Market Risk                    13

  ITEM 4 -  Procedures and Controls                          13

PART II - OTHER INFORMATION

  ITEM 1 -  Legal Proceedings                                13

  ITEM 4 -  Submission of Matters to a Vote of
            Stockholders                                     14

  ITEM 6 -  Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                   16

                   VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          (In Thousands)

                                          December 31,    June 30,
                                              2003          2003
                                          ____________  ____________
ASSETS                                     (Unaudited)
  Current assets
     Cash and cash equivalents            $        77   $        81
     Accounts receivable, net                  12,673        13,864
     Prepaid expenses and other current
      assets                                      812         1,231
     Deferred income taxes                        184           184
                                          ____________  ____________
          Total current assets                 13,746        15,360

     Property and equipment, net                2,062         2,164
     Deferred income taxes                        418           418
     Goodwill                                     776           776
     Other assets                                 578           618
                                          ____________  ____________
          Total assets                    $    17,580   $    19,336
                                          ============  ============

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
     Accounts payable                     $     3,275   $     3,160
     Bank line of credit                        1,412         2,125
     Billing in excess of revenue                 ---           379
     Accrued salaries and vacation              1,944         2,009
     Other liabilities                          1,276         2,747
                                          ____________  ____________
          Total current liabilities             7,907        10,420

  Other long-term liabilities                   1,243         1,201
  Liabilities of discontinued operations          317           319
                                          ____________  ____________
          Total liabilities                     9,467        11,940
                                          ____________  ____________

  Stockholders' equity
     Common stock, $0.1 par value;
      30,000,000 shares authorized;
      7,262,746 shares and 7,258,346
      shares issued at December 31,
      2003 and June 30, 2003, respectively;
      7,250,106 and 7,245,706 shares
      outstanding at December 31, and
      June 30, 2003, respectively                  73            73
     Capital in excess of par value            20,357        20,349
     Accumulated deficit                      (12,258)      (12,967)
     Treasury stock                               (59)          (59)
                                          ____________  ____________
          Total stockholders' equity            8,113         7,396
                                          ____________  ____________

          Total liabilities and
           stockholders' equity           $    17,580   $    19,336
                                          ============  ============



  The accompanying notes are an integral part of these consolidated financial statements.


                   VERSAR, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations
       (Unaudited - in thousands, except per share amounts)

                           For the Three-Month         For the Six-Month
                        Periods Ended December 31,  Periods Ended December 31,
                        __________________________  __________________________
                            2003         2002           2003         2002
                        ____________  ____________  ____________  ____________
GROSS REVENUE           $    14,288   $    15,428   $    27,893   $    29,312
Purchased services            6,035         6,157        11,411        12,017
                        ____________  ____________  ____________  ____________

NET SERVICE REVENUE           8,253         9,271        16,482        17,295
Direct costs of
  services and overhead       6,469         7,129        12,921        13,854
Selling, general and
  administrative expenses     1,385         1,589         2,765         3,057

Non-recurring charge            ---           ---           ---           800
                        ____________  ____________  ____________  ____________

OPERATING INCOME (LOSS)         399           553           796          (416)

OTHER EXPENSE
Interest expense                 33            43            87            75
                        ____________  ____________  ____________  ____________

INCOME (LOSS) BEFORE TAX        366           510           709          (491)

Income tax expense              ---           181           ---           581
                        ____________  ____________  ____________  ____________

NET INCOME (LOSS)       $       366   $       329   $       709   $    (1,072)
                        ============  ============  ============  ============

NET INCOME (LOSS) PER
SHARE - BASIC           $      0.05   $      0.05   $      0.10   $     (0.15)
                        ============  ============  ============  ============

NET INCOME (LOSS) PER
SHARE - DILUTED         $      0.05   $      0.05   $      0.09   $     (0.15)
                        ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING -
BASIC                         7,262         7,227         7,261         7,227
                        ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING -
DILUTED                       7,569         7,247         7,548         7,227
                        ============  ============  ============  ============


             The accompanying notes are an integral part of these
                     consolidated financial statements.


                       VERSAR, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)

                                                  For the Six-Month
                                              Periods Ended December 31
                                              __________________________
                                                   2003        2002
                                              ____________  ____________
Cash flows from operating activities
  Net income (loss)                           $       709   $    (1,072)

  Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation and amortization                    322           352
     Loss on sale of property and equipment             1            18
     Provision for doubtful accounts
      receivable                                       18            60
     Increase in tax valuation allowance              ---           574

  Changes in assets and liabilities
     Decrease (increase) in accounts
      receivable                                    1,173          (912)
     Decrease in prepaids and other assets            459           518
     Increase (decrease) in accounts payable          115          (623)
     Decrease in accrued salaries and
      vacation                                        (65)          (84)
     (Decrease) increase in other liabilities      (1,808)          202
                                              ____________  ____________
       Net cash provided by (used in)
        continuing operations                         924          (967)

  Changes in net assets/liabilities of
   discontinued operations                             (2)          (39)
                                              ____________  ____________
       Net cash provided by (used in)
        operating activities                          922        (1,006)
                                              ____________  ____________

Cash flows used in investing activities
 Purchase of property and equipment                  (221)         (250)
                                              ____________  ____________

Cash flows from financing activities
 Net (payment) borrowings on bank line of
  credit                                             (713)        1,229
 Proceeds from issuance of the Company's
  common stock                                          8           ---
                                              ____________  ____________
  Net cash (used in) provided by
   financing activities                              (705)        1,229
                                              ____________  ____________

  Net decrease in cash and cash equivalents            (4)          (27)
  Cash and cash equivalents at the beginning
   of the period                                       81           113
                                              ____________  ____________

  Cash and cash equivalents at the end of
   the period                                 $        77   $        86
                                              ============  ============

Supplementary disclosure of cash flow
 information:
  Cash paid during the period for
    Interest                                  $        82   $        64
    Income taxes                                       31            73



          The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (US GAAP) or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2003 for additional information.

	The Company's revolving long-term line of credit has been reclassified from a long term liability to a current liability because the line of credit contains required lock-box provisions as well as a subjective acceleration clause if there were a material adverse change in the Company's business. Such clauses contained in a revolving credit agreement in accordance with FASB Technical Bulletin 79-3 should be considered short term obligations. The reclassi-fication has no impact on the financial condition of the Company.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2003, and the results of operations for the three and six-month periods ended December 31, 2003 and 2002. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

(B)  Accounting Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

(D)  Income Taxes

     At December 31, 2003, the Company had approximately $4.4 million deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.8 million has been established. With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(E)  Debt

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a quarter percent (5.25% as of December 31, 2003). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. As of December 31, 2003, the Company had outstanding borrowing of $1,412,000 and unused borrowing availability of approximately $3,588,000. The line is subject to renewal in November 2005.
The loan has certain covenants related to the maintenance of financial ratios. At December 31, 2003, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Warranty Estimates

     The Company has certain warranty obligations relating to the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Warranty costs have decreased from $205,000 at June 30, 2003 to $68,000 at December 31, 2003 as the Company's obligation to support such products continues to expire.

(H)  Goodwill and Other Intangible Assets

     The Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" eliminated the amortization of goodwill relating to the acquisition of the Greenwood Partnership, P.C., which occurred in 1998. However, management is required to test such goodwill for impairment annually. Goodwill relating to the Greenwood Partnership acquisition resides in the Company's Architecture and Engineering Reporting Unit (A&E Reporting Unit). Impairment testing performed during the 3rd quarter of fiscal year 2003 indicated that the fair value of the A&E Reporting Unit exceeded its carrying value by approximately $100,000.
Management will perform impairment test for fiscal year 2004 during the 3rd quarter.

(I)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the six-month period ended December 31, 2002, the assumed

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

exercise of the Company's outstanding stock options of 68,146 shares using the Treasury Stock Method are not included in the following calculation as the effect would be anti-dilutive.

                         For the Three-Month         For the Six-Month
                      Periods Ended December 31,  Periods Ended December 31,
                      __________________________  __________________________

                          2003          2002          2003          2002
                      ____________  ____________  ____________  ____________
Weighted average
 common shares
 outstanding - basic    7,262,072     7,226,546     7,260,928     7,226,546

Assumed exercise
 of options (treasury
 stock method)            307,393        20,753       287,360           ---
                      ____________  ____________  ____________  ____________

Weighted average
 common shares
 outstanding -
 basic/diluted          7,569,465     7,247,299     7,548,288     7,226,546
                      ============  ============  ============  ============


 (J) Common Stock

     The Company received proceeds of approximately $8,000 from the issuance of 4,400 shares of common stock pursuant to the exercise of stock options during the first six months of fiscal year 2004.

(K)  Non-recurring Charge

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are being paid quarterly over a period of two years. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Such costs include lease penalties, relocation, and other associated fees. In the first six months of fiscal year 2004, the Company made payments of approximately $148,500 and $24,000 related to severance and occupancy expenses, respectively. In the second quarter of fiscal year 2004, the Company reduced the real estate reserve by approximately $69,000 due to the successful reduction of office space in the regional offices. Currently, there is approximately $327,000 remaining in the accrued liability.

(L)  Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(M)  Stock Based Compensation

     The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

     The Company's pro forma information follows (in thousands, except per share data):

                            For the Three-Month         For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         __________________________  __________________________
                             2003          2002          2003          2002
                         ____________  ____________  ____________  ____________
Net income (loss), as
  reported               $       366   $       329   $       709   $    (1,072)
Less:  Total Stock-Based
  Compensation determined
  under the fair-value
  method                         (87)          (76)         (161)         (116)
Pro-forma net income
  (loss)                         279           253           548        (1,188)


Net income (loss) per
  share - basic, as
  reported               $      0.05   $      0.05    $     0.10   $     (0.15)
Pro-forma net income
 (loss) per share - basic       0.04          0.04          0.08         (0.16)

Net income (loss) per
  share - diluted, as
  reported               $      0.05   $      0.05    $     0.09   $     (0.15)
Pro-forma net income
  (loss) per share              0.04          0.03          0.07         (0.16)


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

     Summary financial information for each of the Company's segments follows:

                              For the Three-Month         For the Six-Month
                          Periods Ended December 31,  Periods Ended December 31,
                          __________________________  __________________________
                              2003          2002          2003          2002
                          ____________  ____________  ____________  ____________
NET SERVICE REVENUE
___________________

Environmental Services    $     5,690   $     5,672   $    11,001   $    10,430
Architecture/Engineering        1,343         1,927         2,861         3,884
Defense Systems                 1,220         1,672         2,620         2,981
                          ____________  ____________  ____________  ____________
                          $     8,253   $     9,271   $    16,482   $    17,295
                          ============  ============  ============  ============

OPERATING INCOME (LOSS)(A)
__________________________
Environmental Services    $     1,381   $     1,340   $     2,536   $     2,029
Architecture/Engineering          137           259           432           599
Defense Systems                   266           543           593           813
                          ____________  ____________  ____________  ____________
                                1,784         2,142         3,561         3,441

Selling, general and
  administrative expenses       1,385         1,589         2,765         3,057
Non-recurring charge              ---           ---           ---           800
                          ____________  ____________  ____________  ____________
                          $       399   $       553   $       796   $      (416)
                          ============  ============  ============  ============

(A)Operating income is defined as net service revenue less direct costs of services and overhead.



IDENTIFIABLE ASSETS                      December 31, 2003    June 30, 2003
___________________                      _________________    _____________
Environmental Services                   $     8,844          $    8,388
Architecture/Engineering                       4,274               5,735
Defense Systems                                2,617               3,019
Corporate and Other                            1,845               2,194
                                         _________________    _____________
                                         $    17,580          $   19,336
                                         =================    =============


ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
_____________________

Second Quarter Comparison of Fiscal Year 2004 and 2003
______________________________________________________

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

     Versar's gross revenue for the second quarter of fiscal year 2004 decreased by $1,140,000 (7%) compared to gross revenue for the comparable period in fiscal year 2003. The decrease was primarily due to a decrease in the subcontracting of construction work by the Company and contract funding delays of $1,630,000 in the Company's Architecture and Engineering segment and a $900,000 decrease in revenue from the completion of the Company's STEPO contract in the Defense segment. Such decreases were offset in part by increased gross revenue of $1,433,000 in the Company's Environmental segment primarily in the area of mold remediation.

     Purchased services and materials for the second quarter of fiscal year 2004 decreased by $122,000 (2%) compared to comparable costs for the second quarter of fiscal year 2003. The decrease is primarily the result of the decrease in subcontracted work in the Defense and Architecture and Engineering segments as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 11% compared to the second quarter of fiscal year 2003. The decrease is primarily due to the decline in gross revenues as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 78% in the second quarter of fiscal year 2004 compared to 77% in the second quarter of fiscal year 2003. The increase is due to a temporary reduction in labor utilization as a result of the reduced business volume during the second quarter of fiscal year 2004. In addition, the Company reduced approximately $69,000 of its real estate reserve with the successful reduction of office space in its regional offices, which was recorded as a credit to direct costs of services and overhead.

     Selling, general and administrative expenses approximated 17% of net service revenue for the second quarter of fiscal year 2004, which was approximately the same percentage in the second quarter in fiscal year 2003. Therefore, the Company was able to keep the costs in balance with the reduction in business volume.

     Operating Income for the second quarter of fiscal year 2004 was $399,000, a decrease of $154,000 (28%) compared to the second quarter of fiscal year 2003. The decrease was primarily the result of the decrease in gross revenues.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Interest expense for the second quarter of fiscal year 2004 decreased by $10,000 compared to the second quarter of fiscal year 2003. The decrease is due to lower borrowings on the Company's long term line of credit.

     Income tax expense for the second quarter decreased by $181,000 compared to the second quarter of fiscal year 2003. The Company has approximately $4.4 million in tax assets of which a $3.8 million valuation allowance has been reserved against these assets. The valuation allowance will be adjusted in future periods based upon the Company's ability to utilize such assets.

     Versar's net income for the second quarter of fiscal year
2004 was $366,000 compared to $329,000 in the second quarter of fiscal year 2003.

Six Months Comparison of Fiscal Years 2004 and 2003
___________________________________________________

     Versar's gross revenues for the first six months of fiscal year 2004 decreased by $1,419,000 (5%) compared to gross revenue in the first six months of fiscal year 2003. The decrease was primarily due to a reduction in subcontracted construction work and project funding delays of $3,339,000 in the Company's Architecture and Engineering segment and a decrease of $1,626,000 on revenue from the completion of the Company's STEPO contract in the Defense segment. These decreases were in part offset by increased gross revenue of $3,562,000 in the Company's Environmental segment due to its expanding work in mold remediation.

     Purchased services and materials for the first six months of fiscal year 2004 decreased by $606,000 (5%) compared to comparable costs for the first six months of fiscal year 2003.
The decrease was primarily the result of the decrease in subcontracted work mentioned above.

     Net service revenue decreased by 5% in the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. The decrease is primarily due to the decrease in gross revenues as mentioned above.

     Direct costs of services as a percentage of net service revenue decreased to 78% in the first six months of fiscal year 2004 as compared to 80% for the first six months of fiscal year 2003. The decrease is due to the Company's cost reduction efforts to ensure that the cost structure is in line with the business volume. In addition, the Company reduced approximately $69,000 of its real estate reserve with the successful reduction of office space in its regional offices, which was recorded as a credit to direct costs of services and overhead.

     Selling, general and administrative expenses approximated 17% of net service revenue in the first six months of fiscal year 2004 compared to 18% in the first six months of fiscal year 2003. The decrease is primarily due to the cost reduction efforts implemented during fiscal year 2003.

     In the first quarter of fiscal year 2003, the Company recorded an $800,000 non-recurring charge to reduce the Company's overall cost structure and reduce costs in non-performing divisions.

     Operating income for the first six months of fiscal year 2004 was $796,000 compared to an operating loss of $416,000 in the first six months of fiscal year 2003. The increase is primarily due to improved cost controls and the absence of the non-recurring charge recorded in the first quarter of fiscal year 2003.

     Income tax expense decreased by $581,000 in the first six months of fiscal year 2004. The decrease is due to an increase in the Company's tax valuation allowance of $581,000 in the first six months of fiscal year 2003. No similar adjustments were required in 2004.

     Versar's net income for the first six months of fiscal year 2004 was $709,000 compared to a net loss of $1,072,000 in the first six months of fiscal year 2003. The increase is the result of improved financial performance, the absence of non-recurring charges and adjustment to the deferred tax valuation allowance.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Liquidity and Capital Resources
_______________________________

     The Company's working capital at December 31, 2003 approximated $5,839,000, an increase of $899,000 (18%) from June 30, 2003. The increase was due to improved collections of accounts receivable and the Company's ability to reduce outstanding liabilities through improved financial performance. The Company's current ratio at December 31, 2003 was 1.74, which was higher than the 1.47 reported on June 30, 2003.

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a quarter percent (5.25% as of December 31, 2003). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. As of December 31, 2003, the Company had outstanding borrowing of $1,412,000 and unused borrowing availability of approximately $3,588,000. The line is subject to renewal in November 2005.
The loan has certain covenants related to the maintenance of financial ratios. At December 31, 2003, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

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

Item 4 - Controls and Procedures

     As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the last day of the period covered by this report, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

     There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the ASuperfund Site@), which provided that, based upon an existing performance specification, Versar would refine the design of, and construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by mid-2004. Trial is scheduled for September 2004. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees'lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

     The  Company's Annual Meeting of Stockholders  (the  "Annual
Meeting") was held on November 19, 2003. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
	          The  election of ten nominees to serve as directors
      	    of the Company was approved as indicated below:

							   For	     Withheld
                                        ____________      __________
			Robert L. Durfee		6,612,904		 54,088
			Fernando V. Galaviz	6,600,218		 66,774
			James L. Gallagher	6,581,335		 85,657
			James V. Hansen		6,611,235		 55,757
			Amoretta M. Hoeber	6,595,563		 71,429
			Paul J. Hoeper		6,581,735		 85,257
			Michael Markels, Jr.	6,466,876		200,116
			Amir A. Metry		6,499,072		167,920
			Theodore M. Prociv	6,596,506		 70,486
			Benjamin M. Rawls		6,535,698		131,294


      (2)   Ratify  the  appointment of  Grant  Thornton  LLP  as
             independent  accountants  for  fiscal  year  2004   was
             ratified as follows:

                       For                Against          Abstain
                     ______               _______          _______

                   6,575,443               76,939           14,610

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
               31.1 and 31.2 - Certification pursuant to Securities Exchange Act Section 13a-14.

               32.1 and 32.2 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Pursuant to the Securities Exchange Release No. 33-8216, a Form 8-K, which reported the Company's first quarter Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on November 13, 2003.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VERSAR, INC.
                                             ____________
                                             (Registrant)




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




Date:  February 12, 2004

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



Date: February 12, 2004

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



Date: February 12, 2004

				/S/ Lawrence W. Sinnott
                    ______________________________
                    Lawrence W. Sinnott
                    Senior Vice President and Chief Financial
                    Officer

                          Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore M. Prociv, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

February 12, 2004

                          Exhibit 32.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence W. Sinnott, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

February 12, 2004