Form 10-Q
period 2004-03-31
VERSAR INC
filed 2004-05-11
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

   For the Quarterly Period Ended    Commission File Number
          March 31, 2004                      1-9309
          ______________                      ______

                           Versar Inc.
__________________________________________________________________
       (Exact name of registrant as specified in its charter)

           DELAWARE                         54-0852979
________________________________  ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

      6850 Versar Center
     Springfield, Virginia                      22151
________________________________  ____________________________________
(Address of principal executive              (Zip Code)
           offices)

Registrant's telephone number, including area code    (703)750-3000
                                                  ____________________


                           Not Applicable
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

                         Yes      No X
                            ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock        Outstanding at April 30, 2004
     _____________________        _____________________________

        $.01 par value                      7,549,766

                   VERSAR, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-Q

                                                              PAGE
                                                              ____

PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2004 and June 30, 2003.                 3

               Consolidated Statements of Operations
               for the Three-Month and Nine-Month
               Periods Ended March 31, 2004 and 2003.            4

               Consolidated Statements of Cash Flows
               for the Nine-Month Periods Ended March 31,
               2004 and 2003.                                    5

               Notes to Consolidated Financial Statements     6-10

     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                    11-13

     ITEM 3 -  Quantitative and Qualitative
               Disclosures About Market Risk                    14

     ITEM 4 -  Procedures and Controls                          14

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                             14-15

     ITEM 6 -  Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                      16

                     VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In Thousands)

                                           March 31,     June 30,
                                             2004          2003
                                         ____________  ____________
ASSETS                                    (Unaudited)
  Current assets
   Cash and cash equivalents             $        44   $        81
   Accounts receivable, net                   13,712        13,864
   Prepaid expenses and other current
    assets                                       978         1,231
   Deferred income taxes                         184           184
                                         ____________  ____________
     Total current assets                     14,918        15,360

  Property and equipment, net                  2,068         2,164
  Deferred income taxes                          418           418
  Goodwill                                       776           776
  Other assets                                   544           618
                                         ____________  ____________
     Total assets                        $    18,724   $    19,336
                                         ============  ============

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
   Bank line of credit                   $     1,419   $     2,125
   Accounts payable                            3,872         3,160
   Billing in excess of revenue                  ---           379
   Accrued salaries and vacation               1,535         2,009
   Other liabilities                           2,178         2,747
                                         ____________  ____________
     Total current liabilities                 9,004        10,420

Other long-term liabilities                    1,138         1,201
Liabilities of discontinued operations           315           319
                                         ____________  ____________
     Total liabilities                        10,457        11,940
                                         ____________  ____________
Stockholders' equity
 Common stock, $0.1 par value;
   30,000,000 shares authorized;
   7,331,846 shares and 7,258,346 shares
   issued at March 31, 2004 and
   June 30, 2003, respectively;
   7,319,206 and 7,245,706 shares
   outstanding at March 31, 2004 and
   June 30, 2003, respectively                    73            73

 Capital in excess of par value               20,490        20,349
 Accumulated deficit                         (12,237)      (12,967)
 Treasury stock                                  (59)          (59)
                                         ____________  ____________
     Total stockholders' equity                8,267         7,396
                                         ____________  ____________

     Total liabilities and
       stockholders' equity              $    18,724   $    19,336
                                         ============  ============


   The accompanying notes are an integral part of these consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
         (Unaudited - in thousands, except per share amounts)

                             For the Three-Month     For the Nine-Month
                           Periods Ended March 31, Periods Ended March 31,
                           _______________________ _______________________
                              2004         2003        2004        2003
                           ___________ ___________ ___________ ___________

GROSS REVENUE              $   15,130  $   13,366  $   43,023  $   42,678
Purchased services and
  materials, at cost            6,683       4,523      18,094      16,540
                           ___________ ___________ ___________ ___________

NET SERVICE REVENUE             8,447       8,843      24,929      26,138
Direct costs of services
  and overhead                  6,956       7,314      19,877      21,167
Selling, general and
  administrative expenses       1,427       1,415       4,192       4,473
Non-recurring charge              ---         ---         ---         800
                           ___________ ___________ ___________ ___________

OPERATING INCOME (LOSS)            64         114         860        (302)

OTHER EXPENSE
Interest expense                   43          46         130         121
                           ___________ ___________ ___________ ___________

INCOME (LOSS) BEFORE TAX           21          68         730        (423)

Income tax expense                ---         523         ---       1,104
                           ___________ ___________ ___________ ___________

NET INCOME (LOSS)          $       21  $     (455) $      730  $   (1,527)
                           =========== =========== =========== ===========

NET INCOME (LOSS) PER
  SHARE - BASIC            $      ---  $    (0.06) $     0.10  $    (0.21)
                           =========== =========== =========== ===========

NET INCOME (LOSS) PER
  SHARE - DILUTED          $      ---  $    (0.06) $     0.10  $    (0.21)
                           =========== =========== =========== ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING -
  BASIC                         7,304       7,227       7,275       7,227
                           =========== =========== =========== ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING -
  DILUTED                       7,737       7,227       7,583       7,227
                           =========== =========== =========== ===========




      The accompanying notes are an integral part of these consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                      (Unaudited - in thousands)

                                                  For the Nine-Month
                                                Periods Ended March 31,
                                              __________________________
                                                   2004         2003
                                              ____________  ____________

Cash flows from operating activities
  Net income (loss)                           $       730   $    (1,527)

  Adjustments to reconcile net income
   (loss)to net cash provided by
   (used in) operating activities
      Depreciation and amortization                   489           528
      Loss on sale of property and equipment            1            26
      Provision for doubtful accounts
       receivable                                      21            57
      Increase in tax valuation allowance             ---         1,096

  Changes in assets and liabilities
      Decrease in accounts receivable                 131         1,012
      Decrease (increase) in prepaids and
        other assets                                  327           (59)
      Increase (decrease) in accounts payable         712        (1,840)
      Decrease in accrued salaries and
        vacation                                     (474)         (496)
     (Decrease) increase in other liabilities      (1,011)          870
                                              ____________  ____________
        Net cash provided by (used in)
          continuing operations                       926          (333)

  Changes in net assets/liabilities of
    discontinued operations                            (4)          (42)
                                              ____________  ____________
        Net cash provided by (used in)
          oerating activities                         922          (375)
                                              ____________  ____________

Cash flows used in investing activities
  Purchase of property and equipment                 (394)         (369)
                                              ____________  ____________

Cash flows from financing activities
  Net (payment) borrowings on bank line of
    credit                                           (706)          743
  Proceeds from issuance of the Company's
    common stock                                      141             1
                                              ____________  ____________
        Net cash (used in) provided by
          financing activities                       (565)          744
                                              ____________  ____________

Net decrease in cash and cash equivalents             (37)          ---
Cash and cash equivalents at the beginning
  of the period                                        81           113
                                              ____________  ____________

Cash and cash equivalents at the end of
  the period                                  $        44   $       113
                                              ============  ============

Supplementary disclosure of cash flow
 information:
   Cash paid during the period for
    Interest                                  $       120   $       113
    Income taxes                                       39            77


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

     The Company's revolving long-term line of credit has been reclassified from a long term liability to a current liability because the line of credit contains required lock-box provisions as well as a subjective acceleration clause if there were a material adverse change in the Company's business. In accordance with FASB Technical Bulletin 79-3, indebtedness under any revolving facility containing such provisions should be considered short term obligations. The reclassification has no impact on the financial condition of the Company.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2004, and the results of operations for the three and nine-month periods ended March 31, 2004 and 2003. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At March 31, 2004, the Company had approximately $4.4 million deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation

               VERSAR, INC. AND SUBSIDIARIES
   Notes to Consolidated Financial Statements (continued)

allowance of approximately $3.8 million has been established.
With stable profitability, such net operating loss and tax credit carryforwards would be utilized and the valuation allowance would be adjusted accordingly.

(E)  Debt

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a quarter percent (5% as of March 31, 2004). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. As of March 31, 2004, the Company had outstanding borrowing of $1,419,000 and unused borrowing availability of approximately $3,581,000. The line is subject to renewal in November 2005.
The loan has certain covenants related to the maintenance of financial ratios. At March 31, 2004, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

(F)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(G)  Warranty Estimates

     The Company has certain warranty obligations relating to prior sales of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Warranty costs have decreased from $205,000 at June 30, 2003 to $68,000 at March 31, 2004 as the Company's obligation to support such products continues to expire.

(H)  Goodwill and Other Intangible Assets

     The Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" eliminated the amortization of goodwill relating to the acquisition of the Greenwood Partnership, P.C., which occurred in 1998. However, management is required to test such goodwill for impairment annually. Goodwill relating to the Greenwood Partnership acquisition resides in the Company's Architecture and Engineering Reporting Unit (A&E Reporting Unit). Impairment testing performed during the 3rd quarter of fiscal year 2003 indicated that the fair value of the A&E Reporting Unit exceeded its carrying value by approximately $100,000.
Management has begun its impairment analysis for 2004. The outcome of such analysis will be finalized during the fourth quarter.

(I)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. For the three-month and nine-month periods ended March 31, 2003, the assumed

               VERSAR, INC. AND SUBSIDIARIES
   Notes to Consolidated Financial Statements (continued)

exercise of the Company's outstanding stock options of 106,655 and 80,682 shares using the Treasury Stock Method are not included in the following calculation as the effect would be anti-dilutive.


                        For the Three-Month       For the Nine-Month
                      Periods Ended March 31,   Periods Ended March 31,
                      _______________________   _______________________
                         2004         2003         2004        2003
                      __________   __________   __________   __________

Weighted average
 common shares
 outstanding - basic   7,303,828    7,226,625    7,275,386    7,226,572

Assumed exercise
 of options
 (treasury stock
  method)                432,894          ---      307,763         ---
                      __________   __________   __________   __________

Weighted average
 common shares
 outstanding -
 basic/diluted         7,736,722    7,226,625    7,583,149    7,226,572
                      ==========   ==========   ==========   ==========

(J) Common Stock

     The Company received proceeds of approximately $141,000 from the issuance of 73,500 shares of common stock pursuant to the exercise of stock options during the first nine months of fiscal year 2004.

(K)  Non-recurring Charge

     In the first quarter of fiscal year 2003, management and the Board of Directors approved a restructuring plan to reduce the Company's overall cost structure and reduce costs in non-performing divisions, which resulted in a non-recurring charge of $800,000. Approximately $450,000 of this charge comprises severance payments relating to the elimination of two senior management positions. Such severance payments are being paid quarterly over a period of two years. The remainder of the charge consists of costs expected to be incurred in connection with management's plan to reduce occupancy expense. Such costs include lease penalties, relocation, and other associated fees. In the first nine months of fiscal year 2004, the Company made payments of approximately $192,000 and $55,000 related to severance and occupancy expenses, respectively. In the second and third quarters of fiscal year 2004, the Company reduced the real estate reserve by approximately $75,000 due to the successful reduction of office space in the regional offices. Currently, there is approximately $247,000 remaining in the accrued liability to cover remaining amounts expected to be paid as a result of the restructuring.

(L)  Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. Upon adoption of FIN46, there was no impact to the Company as it currently does not have any variable interest entities.

              VERSAR, INC. AND SUBSIDIARIES
   Notes to Consolidated Financial Statements (continued)

(M)  Stock Based Compensation

     The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

     The Company's pro forma information follows (in thousands, except per share data):

                            For the Three-Month      For the Nine-Month
                          Periods Ended March 31,  Periods Ended March 31,
                          _______________________  _______________________
                             2004         2003        2004         2003
                          __________   __________  __________   __________

Net income (loss), as
 reported                 $      21    $    (455)  $     730    $  (1,527)
Less:  Total Stock-Based
 Compensation determined
 under the fair-value
 method                        (103)         (97)       (259)        (169)
Pro-forma net income (loss)     (82)        (552)        471       (1,696)

Net income (loss) per
 share - basic, as
 reported                 $     ---    $   (0.06)  $    0.10    $   (0.21)
Pro-forma net income
 (loss) per share - basic     (0.01)       (0.08)       0.06        (0.23)

Net income (loss) per
 share - diluted, as
 reported                 $     ---    $   (0.06)  $    0.10    $   (0.21)
Pro-forma net income
 (loss) per share             (0.01)       (0.08)       0.06        (0.23)

(N)  Business Segments

     The Company's business segments are Environmental Services, Architecture/Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture/Engineering segment provides engineering, design and construction management to industrial, commercial and government facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment, and detecting and destroying biological and chemical agents.

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

     Summary financial information for each of the Company's segments follows:


                            For the Three-Month      For the Nine-Month
                          Periods Ended March 31,  Periods Ended March 31,
                          _______________________  _______________________
                             2004         2003        2004         2003
                          __________   __________  __________   __________

NET SERVICE REVENUE
___________________
Environmental Services    $   6,126    $   5,466   $  17,128    $  15,896
Architecture/Engineering      1,210        1,803       4,070        5,687
Defense Systems               1,111        1,574       3,731        4,555
                          __________   __________  __________   __________

                          $   8,447    $   8,843   $  24,929    $  26,138
                          ==========   ==========  ==========   ==========

OPERATING INCOME (LOSS)(A)
__________________________
Environmental Services    $   1,483    $     886   $   4,019    $   2,916
Architecture/Engineering         57          236         489          835
Defense Systems                 (49)         407         544        1,220
                          __________   __________  __________   __________
                              1,491        1,529       5,052        4,971

Selling, general and
 administrative expenses      1,427        1,415       4,192        4,473
Non-recurring charge            ---          ---         ---          800
                          __________   __________  __________   __________
                          $      64    $     114   $     860    $    (302)
                          ==========   ==========  ==========   ==========

(A)Operating income is defined as net service revenue less direct costs of services and overhead.


IDENTIFIABLE ASSETS              March 31, 2004        June 30, 2003
___________________              ______________        _____________

Environmental Services              $   9,229            $   8,388
Architecture/Engineering                5,262                5,735
Defense Systems                         2,649                3,019
Corporate and Other                     1,584                2,194
                                    _________            _________
                                    $  18,724            $  19,336
                                    =========            =========

ITEM 2      Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Results of Operations
_____________________


Third Quarter Comparison of Fiscal Year 2004 and 2003
_____________________________________________________

	This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and changes to, delays in or failure of the Federal government to fund certain programs in which the Company participates. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities;
the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Versar's gross revenue for the third quarter of fiscal year 2004 increased by $1,764,000 (13%) compared to gross revenue for the comparable period in fiscal year 2003. The increase was primarily due to increased revenues relating to remediation work of $2,080,000 in the Company's Environmental segment for additional remediation work subcontracted by the Company reflecting the Company's expanding mold remediation services offset in part by a reduction in revenue in the Defense segment with the completion of the STEPO contract.

     Purchased services and materials for the third quarter of fiscal year 2004 increased by $2,161,000 (48%) compared to comparable costs for the third quarter of fiscal year 2003. The increase was primarily the result of increased payments to subcontractor for the mold remediation work mentioned above. Subcontracted construction costs also increased in the Company's Architecture and Engineering segment by $583,000 as a result of recently awarded contracts, which was in part offset by a reduction of subcontracted costs in the Company's Defense segment with the completion of its STEPO contract.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue because such revenues reflect the actual work performed by the Company. Net service revenue decreased by 4% compared to the third quarter of fiscal year 2003. The decrease is primarily due to lower revenue generated by direct labor of approximately $600,000 as compared to the prior fiscal year in the Company's Architecture and Engineering and Defense segments during the quarter.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue remained approximately the same at 83% for the third quarter of fiscal year 2004 and 2003. The third quarter has historically been a difficult quarter for the Company as portions of its work are effected by winter weather delays. During the third quarter of fiscal year 2004, the Company experienced a two month contractual delay in a large anticipated contract award in the Architecture and Engineering segment, as well as, a reduction in activity in the Company's chemical surety laboratory in the Defense segment because of ongoing re-certification activities. These events temporarily caused the direct costs of services and overhead as a percentage of net service revenue to increase by 5% over that reported for the second quarter of fiscal year 2004.

     Selling, general and administrative expenses approximated
17% of net service revenue in the third quarter of fiscal year
2004 compared to 16% in the third quarter of fiscal year 2003.
The increase is primarily due to the

ITEM 2      Management's Discussion and Analysis of Financial
		Condition and Results of Operations (continued)


decrease in net service revenue. Selling, general and administrative expenses increased slightly by $11,000 in the third quarter of fiscal year 2004 as compared to the same period of the prior fiscal year.

       Operating income for the third quarter of fiscal year 2004 was $64,000, a decrease of $50,000 compared to the third quarter of fiscal year 2003. The decrease is primarily due to the contract delays in the Architecture and Engineering segment and the reduced demand in the Company's chemical surety laboratory in the Defense segment.

     Interest expense for the third quarter of fiscal year 2004 was $43,000, a $3,000 decrease over that reported for the third quarter of the prior fiscal year. The decrease is due to the Company's decreased borrowings under its long-term line of credit.

     Income tax expense for the third quarter of fiscal year 2004 decreased by $523,000 compared to the third quarter of fiscal year 2003. In the third quarter of fiscal year 2003, the Company increased the deferred tax valuation allowance by $523,000 as a result of losses during the year. No adjustment to the valuation allowance was considered necessary for the current fiscal year. The Company has approximately $4.4 million in tax assets of which a $3.8 million valuation allowance has been reserved against the assets. Management established the valuation allowance until the probability of the realization of these amounts becomes more certain. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company's Consolidated Statement of Operations.

     Versar's net income for the third quarter of fiscal year
2004 was $21,000 compared to a net loss of $455,000 in the third quarter of fiscal year 2003. As mentioned above, third quarter
2003 included an adjustment to the deferred tax valuation allowance of $523,000.

First Nine Months Comparison of Fiscal Year 2004 and 2003
_________________________________________________________

     Versar's gross revenue for the first nine months of fiscal year 2004 increased by $345,000 (1%) compared to gross revenue for the comparable period in fiscal year 2003. The increase was primarily due to higher revenues in the Environmental segment of $6,351,000, which was offset by decreases in the Architecture and Engineering and Defense segments. The higher Environmental segment revenues relate primarily to subcontracted mold remediation work in the Environmental segment. The decrease in the Architecture and Engineering segment was primarily due to reduced construction work and the delay in starting one major project. The decrease in the Defense segment is due to the completion of the Company's STEPO contract.

     Purchased services and materials for the first nine months of fiscal year 2004 increased by $1,554,000 (9%) over that reported for the first nine months of fiscal year 2003. The increase is primarily due to the subcontractor costs associated with the increase in remediation activity as mentioned above.

     Net service revenue for the first nine months decreased by 5% compared to the first nine months of fiscal year 2003. The decrease is primarily due to lower revenue generated by direct labor of approximately $1,200,000 as compared to the prior fiscal year in the Architecture and Engineering and Defense segments.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable overhead and unallowable costs that are directly attributable to contracts. The percentage of direct costs and services to net service revenue for the first nine months of fiscal year 2004 decreased to 80%, as compared to 81% for the first nine months of fiscal year 2003. During the third quarter of fiscal year 2004, the Company experienced a two month delay in a large anticipated contract award in the Architecture and Engineering segment, as well as, a reduced demand in the Company's chemical surety laboratory in the Defense segment. These events resulted in an increase in the direct costs of services and overhead by 2% over that reported for the first six months of fiscal year 2004.

ITEM 2      Management's Discussion and Analysis of Financial
		Condition and Results of Operations (continued)

     Selling, general and administrative expenses approximated 17% of net service revenue for the first nine months of fiscal years 2004 and 2003, respectively. The Company has been able to balance its selling, general and administrative expenses to match its business volume during the first nine months of fiscal year 2004.

     In fiscal year 2003, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and reduce costs in non-performing divisions.

     Operating income for the first nine months of fiscal year 2004 was $860,000, an increase of $1,162,000 compared to the first nine months of fiscal year 2003. The increase in operating income is primarily due to the cost reductions and the non-recurring charge that was taken in fiscal year 2003.

     Interest expense for the third quarter of fiscal year 2004 was $130,000, a $9,000 increase over that reported in the prior fiscal year. The increase was primarily due to increased borrowings under the Company's line of credit in the first quarter of fiscal year 2004.

     Income tax expense decreased by $1,104,000 for the first nine months of fiscal year 2004. The decrease is due to an increase in the Company's tax valuation allowance of $1,104,000 in the first nine months of fiscal year 2003. No similar adjustments have been required in fiscal year 2004.

     Versar's net income for the first nine months of fiscal year 2004 was $730,000 compared to a net loss of $1,527,000 in the first nine months of fiscal year 2003. The increase is the result of improved financial performance, and the effect of the non-recurring charges taken in 2003 and the adjustment to the deferred tax valuation allowance in 2003.

Liquidity and Capital Resources
_______________________________

     The Company's working capital at March 31, 2004 approximated $5,914,000, an increase of $974,000 (20%) from June 30, 2003.
The increase was primarily due to improved financial performance, which resulted in the paying down the Company's line of credit by $706,000. The Company's current ratio at March 31, 2004 was 1.66, which was higher than the 1.47 reported on June 30, 2003.

     Versar's line of credit with United Bank (Bank) provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one percent (5.0% as of March 31, 2004). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at March 31, 2004 was approximately $3,581,000. Advances under the line are due on November 2005. The loan has certain covenants related to the maintenance of financial ratios. At March 31, 2004, the Company met the financial covenants. Management believes that cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2004.

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

Item 4 - Controls and Procedures

     As of the last day of the period covered by this report (March 31, 2004), the Company carried out an evaluation, under the supervision and with the participation by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the last day of the period covered by this report, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and is expected to be completed by late 2004. Trial is scheduled for May 2005. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          	31.1 and 31.2 - Certification pursuant to Securities
				    Exchange Act Section 13a-14.

	      32.1 and 32.2 - Certification under Section 906 of the
				    Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

	       On February 13, 2004, a Form 8-K, which reported the Company's second quarter Results of Operations and
	       Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VERSAR, INC.
                                             ____________
                                             (Registrant)





                                      By: /S/ Theodore M. Prociv
						  __________________________
                                      Theodore M. Prociv
                                      Chief Executive Officer,
                                      President, and Director




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




Date:  May 11, 2004

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



Date: May 11, 2004
				/S/ Theodore M. Prociv
                    	______________________________
                    	Theodore M. Prociv
                    	President and Chief Executive Officer

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



Date: May 11, 2004
				/S/ Lawrence W. Sinnott
	                  ______________________________
      	            Lawrence W. Sinnott
            	      Senior Vice President and Chief Financial
               		Officer

                             Exhibit 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore M. Prociv, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 11, 2004

                             Exhibit 32.2

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence W. Sinnott, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 11, 2004