Form 10-K
period 2004-06-30
VERSAR INC
filed 2004-09-27
CIK 803647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 30, 2004	No. 1-9309

(Exact name of registrant as specified in its charter)
DELAWARE	54-0852979
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)
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

Yes (X)   No (  )

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

Yes (  )   No (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $16,304,115.

     The number of shares of Common Stock outstanding as of September 3, 2004 was 7,842,983.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Forward-Looking Statements

     This report contains certain forward-looking statements that are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and changes to or failure of the Federal government to fund certain programs in which the Company participates. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Business Overview

     Versar, Inc., a Delaware corporation organized in 1969, (the “Company” or “Versar”), is a professional services firm that provides the government and the private sector with value-added, high quality and innovative solutions for their infrastructure, facilities management, construction, environmental quality, defense and homeland security needs. Versar operates three primary business segments: (1) Environmental Services including environmental compliance management, environmental restoration in the private and federal sectors, and environmental conservation; (2) Architectural, Engineering, and Construction Services in support of industrial, commercial, and government design/build infrastructure projects, and (3) Defense Systems including homeland security programs and Department of Defense (“DoD”) projects.

     Versar operates a wholly owned subsidiary, GEOMET Technologies LLC (GEOMET). GEOMET operates in the Company’s Defense Systems segment and provides a comprehensive range of services including test and evaluation, systems integration, science and technology, and field support services in the chemical/biological domain. Capabilities include systems testing and evaluation; development and evaluation of detection technologies; development and production of personal protective systems; counter-terrorism planning; air quality analysis; and innovative information technology support.

     In fiscal year 2004, Versar expanded support to the federal sector, and capitalized on the increased awareness of homeland security and critical infrastructure protection capabilities. In addition, management continued to improve financial performance and reduce overhead and facility costs, and refocused marketing and sales efforts on core and new strategic business targets. Versar seeks to capitalize on our recent experience in the homeland security arena, and the design/build or construction, while developing more multi-year level-of-effort projects that will create a stable business base for the Company. These efforts have resulted in five consecutive profitable quarters and a record total contract backlog.

     Management remains committed to continued improvement in financial performance. Versar is transforming itself from a small project company to a company focused on larger turnkey projects, and systems engineering oriented company with greater emphasis on using the skills of the total company, to increase growth and profitability.

Environmental Services

     Versar’s customers are in the process of incorporating environmental health and safety activities into their management systems and day-to-day operations. Versar supports our customers by providing the full range of scientific, engineering and program management services to address prevention, detection, control, management, and clean-up of toxic substances and hazardous waste releases to the environment. The environmental business segment continues to be a major component of Versar’s business base. Environmental support to the DoD, the U.S. Environmental Protection Agency and state and local governments comprise the majority of this work. Programs generally focus on four major service areas, including compliance with environmental regulations, restoration of contaminated sites, prevention of pollution at the source, and conservation of natural resources. Versar capabilities focus on each of these areas:

     Compliance: Versar provides support for regulatory compliance programs involving air, water and other media. The trend in DoD compliance services is to use the capabilities of personnel from professional services firms to support on-site activity at DoD facilities, and in 2004 Versar had exceptional growth in its professional services division providing on-site environmental management and compliance services. Our outsourcing services are an increasingly attractive alternative as DoD shifts emphasis to its core mission of defense of the nation. Versar’s company-wide federal outsourcing technical support business revenue increased by 44% providing technical and professional staff primarily to the U. S. Army and Air Force. Versar in 2004 added over 20 professional and administrative on-site support staff at various DoD installations and industrial facilities across the country. The current Administration’s public commitment to utilize the resources of the private sector to meet its personnel needs is another factor that has driven this segment of the business.

     Compliance and scientific support for the U.S. Environmental Protection Agency (EPA) continued to show stable revenue in fiscal year 2004, with the award of a new contract by the Office of Pollution Prevention and Toxics (OPPT). This new contract, for approximately $10 million over 5 years, is one of five major EPA contracts currently managed by Versar’s Exposure and Risk Assessment Division. Under this contract, Versar will conduct exposure and risk assessments for toxic chemicals, develop exposure assessment methodologies and support OPPT’s review of new and existing chemicals.

     Environmental Restoration: Federal restoration program revenue generally stayed stable in fiscal year 2004 as DoD restoration budgets were delayed due to late funding cycles and the uncertainty of funding related to the war in Iraq or in some cases the diversion of funding to support the war in Southwest Asia—Iraq and Afghanistan. In order to contain remediation costs, the DoD is shifting emphasis from traditional, cost plus fee remediation programs to performance based contracts. Such contracts are fixed price, results-based solution which guarantees regulatory closure of the site. Versar has met the challenge and transformed itself by now holding two such contracts. Versar recognized this shift in contract needs and adjusted it bidding process to accommodate the new terms desired. As a result, Versar was awarded three such contracts during fiscal year 2004. The first is a contract for remediation of chlorinated solvents and hydrocarbons at Charleston AFB, SC, and will result in payments aggregating $4 million over a four-year period. The second, is a $2.8 million performance-based contract to close a missile launch control facility and a fire training facility at Vandenberg AFB, CA. Third, Versar was awarded a $3 million contract from the Baltimore District of the Corps of Engineers to provide architect/engineering and environmental support services at Ft. Meade, Maryland and other mid-Atlantic Military installations. The contract has an initial term of one year with two one year options. The Army has issued its first task order under this contract to conduct an environmental investigation of the former NIKE Missile Fire Control Site Building at Ft. Meade.

     Another significant development in the restoration arena in 2004 was the award of the U.S. Air Force Center for Environmental Excellence (AFCEE) Worldwide Environmental Restoration and Construction (WERC) contract. This is a five year contract with a potential contract value of $54 million. In fiscal year 2004, Versar received approximately $13 million of funding under this contract. The WERC contract is designed to provide a full range of construction and engineering solutions as well as antiterrorism/force protection (AT/FP) solutions to meet all Air Force base requirements worldwide. Requirements are primarily environmental but will also include traditional engineering and construction as well as AT/FP needs. WERC also offers demolition, repair, emergency response, and operation and maintenance opportunities for both environmental and traditional engineering activities.

     Versar recently received an award of another contract with Fairfax County, Virginia for approximately $250,000 per year which includes inspection services, remediation design and oversight services for buildings and properties throughout the county. These services will address asbestos-containing materials, lead-based paint, polychlorinated biphenyls, underground and above ground storage tanks, indoor air quality, water quality, ambient air emissions, waste management, and indoor mold problems. Major projects completed for Fairfax County include asbestos-containing materials inspections, designing abatement plans and specifications, and abatement oversight, at the Laurel Hills sites in Lorton, Virginia and indoor air quality assessments for county operations.

     Not withstanding the contracts described above, the Air Force, however, continues to be our largest remediation customer, and through our existing AFCEE contracts we continue to bid and win task efforts at bases worldwide. In 2004, Versar was awarded restoration support projects at Vandenberg AFB, Beale AFB, and Buckley AFB, in the U.S., and Ramstein and Moron AFB, in Europe.

     Work at military training ranges is also expanding, through subcontracting opportunities with large DoD operations and maintenance firms. We have increased our staff of field personnel at Nellis AFB, Nevada, on a 15-year contract, and expect to provide more personnel at Nellis AFB and other ranges in fiscal year 2005. At Nellis AFB, Versar is saving and recycling UXO residue. The residue is sold as scrap and the resultant funds turned over to the installation for further range cleaning.

     Remediation of mold has also been a growth area for Versar. Versar’s indoor air quality business has increased dramatically in the past year led by an expansion in mold investigation and remedial services. Over $9 million in gross revenue was recorded in 2004 for mold remediation services. Major projects include mold remediation, moisture infiltration mitigation and engineering management services for a national real estate development company, John Laing Homes, a nationwide home builder; emergency indoor air quality response services to one of the largest apartment management companies for apartments involved in flood, fires and other disasters; indoor air quality remediation for a library; and mold investigation and mitigation services for a large university in the midwest.

     Pollution Prevention: Versar has been involved with innovative pollution prevention (P2) programs since the 1980s. The market has shifted from the assessment of opportunities for P2 to engineering solutions that use sustainable, low impact technology to replace traditional processes.

     Our premiere P2 program continues to revolve around the technology associated with cleaning oxygen systems aboard military aircraft. The Aircraft Oxygen Line Cleaning System (OLCS) development project is complete, and has successfully been demonstrated on a number of aircraft platforms in the DoD inventory, including the B-1 bomber, the F-15 and F-16 fighter aircraft, and the C-130 transport. In 2004, a smaller-scale Oxygen Cart Cleaning System was developed and tested. Work will continue in fiscal year 2005 to demonstrate the systems for other organizations, including NASA, and the B-52 Special Projects Office.

     Conservation of Natural Resources: Versar continues to grow our specialized expertise in ecological assessment and restoration. For more than 25 years we have supported the states of Maryland, Virginia and Delaware, EPA, and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay, and the development of management practices to restore this endangered ecosystem. Versar supports the Chesapeake Bay Monitoring Program which provides scientific support to state regulatory agencies in the development of guidelines for protecting the bay. We also have major contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers for the conduct of ecological assessments in support of the disposal of dredge material in the redevelopment of ports and harbors and the restoration of our nation’s beaches.

     Our natural resources support services recently have expanded into stormwater management and watershed support for a number of counties, including Fairfax County, Virginia and Frederick County, Maryland. These projects will use water quality models to develop and evaluate various watershed management strategies to achieve the county’s water quality management objectives.

Architectural, Engineering and Construction Services

     Versar continues to successfully develop its Architectural, Engineering and Construction Services segment. This growth is driven by the demand for infrastructure replacement and modernization as well as a shift toward more design/build projects. Over the past three years, Versar has made the transition from an engineering services provider to a full-service design/build construction contractor to address the market needs for turnkey design/build projects.

     Versar’s Architectural, Engineering, and Construction Group is focused on providing solutions to industrial, government and commercial clients. We have licensed professionals in civil, structural, electrical, mechanical and chemical engineering, as well as architecture and construction, which allow us to develop both design and design/build projects of moderate size, in the $2 to $10 million range.

     Design/Build: Versar completed three design/build projects in fiscal year 2004 including the renovation of a 28,000 square foot new office and telecommunication complex for the National Center for State Courts in Williamsburg, Virginia; new construction of a four-story parking garage for Sarnia Corporation in Springfield, Virginia; and a security screening facility upgrade for a confidential federal client in the metropolitan Washington, DC area.

     In addition, Versar was awarded a fourth design/build contract that will be completed in the fall of 2004 to complete the renovation and security upgrades of a materials processing center for a confidential federal client in the metropolitan Washington, DC area which includes 76,000 square feet of renovation and fit-out. This state-of-the-art facility will provide worker and facility protection, including protect explosive, radiological, biological and chemical agent exposure, which is technically superior to that currently being utilized by other similar facilities in the public and private sectors.

     Construction: Versar has three ongoing construction projects that were initiated in late fiscal year 2004 including a roofing systems repair/replacement project for the Defense Logistics Agency (DLA) for two buildings at the DLA Defense Distribution Center in San Diego, California; a modular infectious disease laboratory for the Air Force Surgeon General at Lackland AFB, Texas; and a demolition and remediation project at Vandenberg AFB, California.

     Design: Versar has completed design services and performed construction inspection for infrastructure projects at industrial process facilities, cleanrooms, laboratories (e.g., BSL-3 and Entomology), and weapons destruction facilities, for example, at Merck, Printpack, Barr Laboratories, Newport News Shipbuilding, Dynax, U.S. Air Force, U.S. Army and the Defense Threat Reduction Agency.

     Versar’s Architectural, Engineering and Construction Group’s repeat federal and state clients in fiscal year 2004 included U.S. Air Force, U.S. Army, General Services Administration, U.S. Department of State, Virginia Department of Transportation, Virginia Department of Mental Health, Virginia Tech, University of Virginia, and Virginia Commonwealth University. For these customers, Versar has provided a wide variety of services including those described above, ranging from new facility design, facility renovations, energy improvement projects, infrastructure evaluation, and related support services.

     Versar is recognized by our clients for providing sole-source solutions. We differentiate ourselves by providing vulnerability assessment, environmental health and safety systems integration and facility hardening, along with innovative design/build services. Versar has the expertise to cost-effectively design/construct facilities on an expedited basis, including those with homeland defense and anti-terrorism/force protection considerations.

Defense Systems

     The Defense Systems segment consists primarily of the operations of GEOMET Technologies, LLC. The Defense Systems segment operates in several defense markets:

     Personal Protection Equipment: GEOMET, is a leader in developing, testing and manufacturing personal protection equipment (PPE). Completion of the contract for the Army’s Self-Contained Toxic Environment Protection Outfit (STEPO) System was completed in fiscal year 2004. Through work on the STEPO contract the Company developed an infrastructure which in 2004 enabled us to respond to the increased demand for PPE from the emergency response sector. In response to this demand, GEOMET announced its DTAPS® (Disposable Toxicological Agent Protective System) Level B coverall chemical/biological protective suits, which are the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, will help fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals, chemical terrorism agents, or biological terrorism agents. The DTAPS® Level B coverall ensemble is a fully integrated and chemical warfare agent tested protective system including a coverall suit, a reusable chemical splash hood, boots, and breathing system. The U.S. Department of Homeland Security recently adopted a number of standards concerning personal protective equipment for first responders, one of which is NFPA 1994. These standards were specifically developed to enhance the safety of first responders during chemical, biological, radiological and nuclear incidents.

     GEOMET was awarded a contract by the Greek government to supply DTAPS® Level A chemical protective suits and associated equipment plus training to the Greek military forces as part of their preparation to respond to possible terrorist incidents at the 2004 Olympic Games held in the summer of 2004 in Athens, Greece. Over the past eight years, Versar has provided chemical protective suits and associated equipment to United States and Australian military services to strengthen their chemical and biological capabilities to respond to terrorist incidents at both Summer and Winter Olympic Games.

     Additional efforts are underway to develop new products such as the Next Generation Modular Chem-Bio Ensemble for the Marine Corps. The PPE marketplace will continue to be highly competitive, with decisions often based on price. Our strategy is to continue to work with customers to become a “one stop” supplier for protection needs, and to assist the customer in determining what systems are needed and how many to purchase.

     The Company continues to be successful with submittals to the Technical Support Working Group (TSWG). TSWG is the U.S. national forum that identifies, prioritizes, and coordinates interagency and international research and development (R&D) requirements for combating terrorism. TSWG has awarded the Company an R&D task, for example, to develop a heat stress calculation system for personal protection system use which accurately predicts how long an individual can operate in specific conditions. The system, based on a personal data assistant device, allows the user to rapidly assess and calculate the heat stress on an individual outfitted with PPE, and how long they can operate safely. Work continues in 2004 towards deployment of an operational system for TSWG under this contract.

     Chemical Surety Laboratory: Versar owns and operates one of seven DoD Surety Laboratories in the U.S. The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples (air, soil, water, and sludge) for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability. Laboratory operations in fiscal year 2004 were highlighted by an increase in work load from private sector manufacturers responding to market demands for chemical protection systems. GEOMET was also selected to be the lead subcontractor, providing nuclear, chemical and biological test and evaluation services to the West Desert Test Center (WDTC) located on the U.S. Army Dugway Proving Ground (DPG), Utah. The prime contract is a cost plus fixed fee contract with a value of $285 million and a one-year basic period of performance along with fourteen options and award terms, making the potential total contract period 15 years. Versar’s estimated portion of this contract is $35 million over the 15 year period of performance. The WDTC test programs include evaluation of munitions, chemical/biological detection and protection devices, testing to determine nuclear/biological/chemical contamination/decontamination survivability of various Department of Defense material and equipment, and a wide range of developmental testing and applied research related to tactics, techniques, and procedures. The Chemical Surety laboratory worked in fiscal year 2004 to improve its compliance with required regulations promulgated by the U.S. Army and the U.S. Department of Commerce, which are the agencies that provide oversight of operations and inspections of the facility. The Company passed rigorous inspections by the Army and the Organization for the Prevention of Chemical Weapons (OPCW) during fiscal year 2004.

     Biological Defense Laboratory: The Company’s biological defense laboratory was expanded in fiscal year 2004 to respond to the anticipated increase in demand for biological agent testing and identification services. Current projects include support for the Defense Advanced Research Projects Agency (DARPA) Biocomputational program, an award as a subcontractor from the U.S. Department of Homeland Security Advanced Research Projects Agency (HSARPA) for biological detection systems testing and evaluation, testing of a new, comprehensive filtration system for high security facilities worldwide, continued testing for bacillus anthracis in the environment, and research and development programs. The Biological Defense Laboratory currently operates at Biosafety Level 2 (BSL-2). During fiscal year 2004, planned upgrades to the laboratory were completed to allow Biosafety Level 3 operations under regulations from the Center for Disease Control (CDC), which will allow the Company in fiscal year 2005 to enter new markets that require the ability to handle live pathogens in real time.

Versar/GEOMET Collaboration Programs

     Navy Systems Engineering Support: The Company was selected as a team member on two teams for a major Navy Contract Vehicle, called “SEAPORT II”. These teams are headed by Lockheed Martin Corp and ELS, Inc., and will compete for naval ship and weapon systems support services awarded by the Naval Sea Systems Command. Versar will support each team with vulnerability assessments, systems engineering, test and evaluation, science and technology, field support, Base Realignment and Closure (BRAC) support services, and environmental services. The Navy estimates the value to all contractors of this 15 year program will be worth up to $19.5 billion for the design, building and maintenance of the Navy’s ships and combat systems. This is an opportunity to provide Versar’s unique defense services to the Navy’s ship and weapons program for the next 15 years.

     GSA IT: In fiscal year 2004, GEOMET was awarded a General Services Administration (GSA) Information Technology (IT) schedule contract which simplifies the process for government agencies to obtain Versar IT services. Versar will now be able to support homeland security and e-government type initiatives and extend existing corporate IT capabilities in the area of processing real-time data. The five-year base contract (with five years of options) allows for a wide-range of IT services to the government including: database management, systems engineering, programming, web design/hosting, training, IT needs determination, modeling & simulation and scenario development.

     Vulnerability Assessments: During fiscal year 2004, Versar continued to build a track record involving the assessment of critical infrastructure for vulnerability to terrorist attack. Versar is a licensee of Sandia National Laboratories (SNL) Risk Assessment Methodology for the execution of vulnerability assessments. Contracts were awarded by over 80 cities for water utility vulnerability assessments across the nation. The firm holds SNL licenses for Risk Assessment Methodology in the following areas: Water (W), Chemical Facilities (CF), Communities (C), Transmission Lines (T), and Dams (D). Versar has trainers in RAM-W™, RAM-CF™, and RAM-C™, and has offered training sessions from Atlanta to Honolulu. There are less than 100 trainers for these approaches in the U.S.. Versar completed a $725,000 contract with the Illinois Department of Transportation (IDOT) for consulting services on deterrence, surveillance, protection, and response to potential terrorist threats. Under this contract, Versar developed the methodology to plan and conduct vulnerability assessments for all of IDOT’s facilities: roads, bridges, buildings, pumping stations, communications facilities, rest areas, weigh stations, and the infrastructure backbone. The scope included reviews and design concept recommendations on transportation issues related to infrastructure, (information technology), emergency incident prevention, preparedness, response, and recovery from potential terrorist threats. The project also included reviewing all the operational plans and the emergency response plans for the State of Illinois. The State tasked Versar to develop a unique vulnerability assessment methodology to use in the evaluation of its critical facilities and assets. The focus of the work was on the IDOT-controlled highway network and related intermodal linkages, and on IDOT-controlled infrastructure systems. Management feels this contract will be replicated in other states, and has initiated an aggressive campaign to sell these focused vulnerability assessment services nationally.

     USAF Vulnerability Assessments: Versar was awarded a $1.1M contract by the Air Force Institute of Operational Health to perform food vulnerability assessments at over 90 Air Force installations around the country. The food vulnerability assessments check the food supply chain from the vendors (both prime vendor and other vendors) to the fork of the airmen’s mouths. Recommendations are made in the vulnerability assessments to improve protection of the food supply chain. Versar’s position in the marketplace offers the Air Force a one stop shopping solution wherein the Air Force only has to go to one firm to mitigate potential problems.

     DoD Contract Support: The Company was successful as a sub on the ECBC (Edgewood Chemical Biological Center) engineering support Contract awarded by the Edgewood Chemical Biological Center in Edgewood, MD. The Company will market this contract vehicle during fiscal year 2005 to secure task orders involving chemical and biological warfare agents, support systems and programs. Versar believes this contract will become an important foundation for future work in this arena.

Management Reorganization

     Effective beginning fiscal year 2005 on July 1, 2005, Versar implemented a reorganization of its operating units into three separate business segments: Infrastructure and Management Services Group; Engineering and Construction Group and National Security Group.

     The Information and Management Services Group includes environmental sciences engineering, facilities security, professional services, policy analyses, training and facilitation and program management. The Engineering and Construction Group includes large project implementation, design engineering and construction and design build. The National Security Group will provide chemical and biological testing and evaluation, systems integration and science and technology focusing on modeling and simulation. This organization was created to implement the Company’s strategy to move from smaller to larger projects and better penetrate the defense and homeland security market. It will also allow a focused group of project managers, estimators and construction specialists to perform more larger construction projects and at higher margins.

Markets

     Versar’s services are continuing to evolve in response to clients’ changing needs and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. The Company has refocused its emphasis on outsourcing professional services for government customers, developing long term level of effort contracts to stabilize the Company’s business base and is focusing on the challenging homeland security market.

     Terrorism and defense issues are the biggest short-term threat facing the economy, well ahead of government spending and the deficit. The next president will devote at least half of his time to the Middle East and terrorism. Management believes that all three business segments have expertise to address the needs raised by these national security issues. The Company believes that Versar is well positioned in the defense and national security sectors in the coming years.

     The industrial environmental marketplace, in our view, will remain highly competitive, as no major new regulatory requirements are expected to be placed on industry in the near future. Some of our private sector customers are beginning to return to funding capital expenses for environmental projects. Given the current economic and regulatory situation, we will continue to pursue those opportunities that can be performed profitably.

     Success in the federal environmental markets continues to be driven by a cost-effective set of solutions, such as the Guaranteed Fixed Price Remediation Program, outsourcing at the point of need, and relationships with key customers.

     We believe the next round of Base Realignment and Closure (BRAC) will drive a new round of base study and clean-up work, starting in fiscal year 2006. Government reorganization and privatization also present opportunities that we will continue to pursue. In addition, testing and training ranges have become more and more important to the environmental market, as new rules require more emphasis on the cleanup of munitions and safe disposal of unexploded ordnance. Water quality is also a focus area, and we have successfully entered new markets at the state and local level using our credentials gained from working at the federal level.

     The Architecture, Engineering, and Construction market remains uncertain for traditional design and construction in our sector. Private sector work began to rebound with an expanding economy, and we have relationships in place that we believe will place us in a good position to bid and win the jobs in the markets we serve. Design/build projects are also becoming more important, as customers look for “one stop shopping” from the contracting community. Our systems for managing these projects have been improved and specific attention is being paid to estimating and profit margins for this work. Versar will continue to pursue mid-sized design/build projects that focus on hardening of critical facilities, and projects that show a return on investment in energy and HVAC systems upgrade. Support for mail handling and remote delivery sites grew in fiscal year 2004 and we expect that trend to continue.

     Fiscal year 2004 saw a shift in the homeland security priorities away from the initial response to incidents, which characterized Versar’s work on the 2002 Anthrax crisis, to a more complex mixture of prevention, response, and support programs across the entire spectrum of the government. The challenge for a smaller firm is to retain a niche or technology position that makes us attractive to the large prime contractors who are positioning for major support efforts for the new Department of Homeland Security, and we continue to forge those key relationships with larger firms. Management believes that our biological, chemical, force protection, vulnerability assessment and hard engineering capability will pay off as this market continues to emerge.

     During fiscal year 2004, the Company’s largest client was the DoD constituting approximately 38% of Versar’s revenue. The EPA constitutes approximately 7% of our revenue. Other federal clients which make up in the aggregate 14% of our revenue, include NASA, General Services Administration, the Departments of Energy and the Interior, Federal Housing Authority, and Intelligence agencies. State and local governments comprise 13% of Versar’s revenue. Commercial revenue increased to 28% primarily as a result of increased mold remediation work. Revenues from the DoD decreased by 5% in fiscal year 2004, primarily as a result of uncertainty of funding as a result of the war in Iraq and Afghanistan.

Competition

     Versar continues to face substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Competitors are often larger and have greater financial resources than Versar, which means that we have to be very selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies with which we compete is an advantage. We are better able to compete with these smaller companies for certain contracts available only to companies qualifying as a “small business” under federal regulations because we have greater resources than they do. Generally, a company with more than 500 hundred employees will not qualify as a “small business” so our larger competitors are unable to compete with us on these contracts. In addition, there has been major consolidation in the environmental services market, with two brackets of firms emerging – the large, diversified firms with a wide range of capabilities, and the smaller, niche firms with limited capability in specific horizontal or vertical markets.

     Our market areas of environmental, architecture and engineering and defense reflect a mix of business that we believe will be stable and allow for growth, while retaining our core capability. The synthesis of our three core capabilities, however, is an important selling feature as customers look for one source to meet their needs. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package, and we are actively pursuing customers that require these combined services.

     Our pricing structure has been adjusted to ensure that we remain competitive, particularly for outsourcing, where procurement decisions are very sensitive to pricing. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our niche expertise. We are targeting and identifying specific programs that match our capability.

     Versar will also continue to target small business set aside opportunities in the federal marketplace, under the North American Industry Classification System (NAICS) codes that provide opportunities for firms with fewer than 500 personnel. We continue to work with customers to make them aware of the benefits of setting aside work under these NAICS codes, and expect that trend to continue. Typically, for large, environmental contracts, at least one of the awards is targeted for a small business, and Versar believes it is well equiped with its depth of expertise to compete in that sector.

Backlog

     Versar evaluates its backlog two ways: funded and total contract backlog. Funded backlog represents the total amount of uncompleted work for which the Company has received firm contractual commitments whether through a signed contract, written task order under a large contract vehicle or master contract or some other written authorization. Normally, at least 80% of all funded backlog is performed in the succeeding twelve months. Funded backlog amounts have historically resulted in revenue, however, no assurance can be given that all amounts included in funded backlog will ultimately be realized as revenue.

     Total contract backlog includes funded backlog, existing written contracts and contract vehicles, including option periods, in which funding for work or tasks have not yet been authorized. The amount of total contract backlog is what Versar reasonably believes, based on past experience and present expectations, will become funded backlog over the next several years. There cannot be any assurance, however, that all amounts included in total contract backlog will ultimately become funded backlog and later realized as revenue.

     As of June 30, 2004, funded backlog for Versar was approximately $46 million, an increase of 44% compared to approximately $32 million as of June 30, 2003. Backlog significantly increased, in part, with the recent contract awards in fiscal year 2004.

     As of June 30, 2004, total contract backlog for Versar, including unfunded government task orders, was approximately $370 million, as compared to approximately $312 million as of June 30, 2003, an increase of 19%. Approximately $200 million of the unfunded backlog is not expected to be funded in fiscal year 2005.

Employees

     At June 30, 2004, Versar had approximately 374 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Eighty percent of the Company’s professional employees have a bachelor’s degree, twenty-five percent have a master’s degree, and five percent have a doctorate degree.

Item 2. Properties

     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 66,742 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two-percent escalation per year through May 31, 2009.

     As of September 2, 2004, the Company had under lease an aggregate of approximately 184,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Norfolk and Williamsburg, VA; Tempe, AZ; Fair Oaks, CA; Northglenn, CO; Lombard, IL; Columbia, Gaithersburg and Germantown, MD; Oklahoma City, OK; San Antonio, TX; and Horsham, PA. The lease terms primarily range from two to six years.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and has continued for several years. Discovery is expected to be completed by the end of calendar 2004. Trial is scheduled for May 2005. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2004.

EXECUTIVE OFFICERS

     The current executive officers of Versar, and their ages as of September 1, 2004, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY
Theodore M. Prociv	56	President and Chief Executive Officer

Jerome B. Strauss	55	Senior Vice President, Environmental Business Segment

George J. Anastos	56	Senior Vice President, Architect and Engineering Business Segment

Paul W. Kendall	51	Senior Vice President, Defense Business Segment

Lawrence W. Sinnott	42	Senior Vice President, Chief Financial Officer and Treasurer

James C. Dobbs	59	Senior Vice President, General Counsel and Secretary

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

     Jerome B. Strauss, P.E., joined Versar in 1977, was elected Vice President in 1999, and Senior Vice President in 2003. He served as Division Director for Waste Management from 1989-2002, and Unit Manager for Atlantic Operations from 2001-2002. Mr. Strauss has led work in virtually all areas of environmental services during his 27 years with Versar.

     George J. Anastos, Ph.D., P.E. joined Versar in 1996 as a Vice President in charge of Northeast Operations. In 2000, he was promoted to Senior Vice President in charge of the Company’s Architect and Engineering Business Segment. From 1992 to 1996, Dr. Anastos was Senior Vice President of Environmental Science & Engineering of Gainesville, Florida responsible for Southeast Group Operations, Laboratories and Remedial Technology & Construction Group. Between 1984 and 1992, he was Vice President of Roy F. Weston, Inc. in charge of Weston Services (Construction Group) and Engineering Group Operations Manager, in West Chester, Pennsylvania.

     Paul W. Kendall, B.S., J.D., joined Versar in 1994 as Manager of Business Development, was elected Vice President in 2000, served as Vice President of Corporate Development from January to October 2003, and since November 2003 as Senior Vice President, Defense Business Segment and President of GEOMET Technnologies LLC.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock

     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 30, 2004, the Company had 1,170 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2004 and 2003 are presented below.

Fiscal Year 2004	High	Low
4th Quarter	$5.40	$3.21
3rd Quarter	3.84	3.20
2nd Quarter	3.80	2.56
1st Quarter	3.29	2.55

Fiscal Year 2003	High	Low
4th Quarter	$3.30	$2.51
3rd Quarter	3.98	1.89
2nd Quarter	2.25	1.75
1st Quarter	3.15	1.90

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

Equity Compensation Plan
June 30, 2004
(shares in thousands)

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
Equity compensation plans	exercise of outstanding	exercise price of	under equity compensation
approved by security holders	options	outstanding options	plans
2002	447	$3.12	252
1996	536	3.31	229
1992	533	2.23	—
1987	54	3.19	—

Total	1,570	$2.89	481

     In June 2004, two key employees surrendered 2,865 shares of equity securities to pay for the exercise of stock options. The purchase price of these treasury stocks was based on the closing price of the Company’s common stock on the American Stock Exchange on the date of surrender.

Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid Per Share	Programs	Plans or Programs
June 1 - 30, 2004	2,865	$4.92	—	—
Total	2,865	$4.92	—	—

*Represents shares surrendered to pay the exercise price of stock options exercised during the month. The average price paid per share is based on the value placed on the shares for purposes of such surrender, which was equal to the closing of a shares of the Company’s common stock on the American Stock Exchange on the date of surrender.

Item 6. Selected Financial Data (unaudited)

     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-3 of this report. The financial data is as follows:

	For the Years Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$60,454	$57,097	$67,988	$65,816	$56,149
Net Service Revenue	33,972	35,180	38,189	39,481	37,787
Operating Income (Loss)	1,277	262	619	(352)	728
Income (Loss) from Continuing Operations	1,191	(1,008)	159	(1,030)	340
(Loss) Income from Discontinued Operations	—	—	(80)	243	—
Net Income (Loss)	1,191	(1,008)	79	(787)	340
Income (Loss) per share from Continuing Operations - Diluted	$.16	$(.14)	$.02	$(.16)	$.05
(Loss) income per share from Discontinued Operations - Diluted	$—	$—	$(.01)	$.04	$—
Net Income (Loss) per share - Diluted	$.16	$(.14)	$.01	$(.12)	$.05
Weighted Average Shares Outstanding - Diluted	7,675	7,231	6,998	6,470	6,487
Consolidated Balance Sheet related data:
Working Capital	$7,494	$4,940	$6,600	$7,073	$7,801
Current Ratio	1.87	1.47	1.70	1.86	1.94
Total Assets	20,085	19,336	21,273	20,117	21,387
Current Portion of Long-Term Debt	—	—	—	—	—
Long-Term Debt	—	—	—	—	—

Total Debt, excluding bank line of credit	—	—	—	170	480
Stockholders’ Equity	$10,065	$7,396	$8,324	$6,013	$6,402

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements that are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and changes to or failure of the Federal government to fund certain programs in which the Company participates. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that acquired entities may not perform as well as expected; the possibility the Company will not be able to attract and retain key professional employees; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

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

     Deferred tax valuation allowance: The Company has approximately $4.5 million in deferred tax assets of which a $3.8 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time that it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company’s ability to generate taxable income, including management’s ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but does require the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Architecture and Engineering (A&E) reporting unit. In performing its goodwill impairment analysis, management has utilized a discounted cash flow model to determine the estimated fair value of the (A&E) reporting unit. This model requires management, among other things, to estimate future revenue and expenses of the A&E reporting unit based upon current contract backlog and projected growth resulting from new business. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.

     For fiscal years 2004 and 2003, management concluded, based upon its impairment analysis, that goodwill relating to the A&E reporting unit was not impaired.

Results of Operations

     Versar’s gross revenue for fiscal year 2004 totaled $60,454,000, a $3,357,000 (6%) increase compared to gross revenue of $57,097,000 for fiscal year 2003. Gross revenue for fiscal year 2003 decreased by $10,891,000 (16%) over that reported in fiscal year 2002. The increase in fiscal year 2004 was primarily due to higher revenues in the Environmental Services business segment of $8,292,000, which was in part offset by decreases in the Architecture and Engineering and Defense segments. The higher Environmental Services segment revenues relate primarily to increased subcontracted mold remediation work. The decrease in the Architecture and Engineering segment is primarily due to delays on two major projects. The decrease in the Defense segment is due to the completion of the Company’s STEPO contract and its inability to replace that revenue. The reduction in gross revenue for 2003 compared to 2002 was primarily due to the anticipated wind down of the STEPO suit production contract in the Company’s Defense segment.

     Purchased services and materials for fiscal year 2004 totaled $26,482,000, a 21% increase over that reported in fiscal year 2003. Purchased services and materials for fiscal year 2003 decreased by $7,882,000 (26%) over fiscal year 2002. The increase in fiscal year 2004 was due to higher subcontractor costs associated with the increase in mold remediation activity as mentioned above. The decrease in purchased services in fiscal year 2003 compared to 2002 was primarily due to cost reductions from the winding down of the STEPO contract and reduced construction activities in the Company’s Defense and Architecture and Engineering segments. The increase in purchased services trend is anticipated to continue into fiscal year 2005.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company’s labor force. Net service revenues decreased by 3% in fiscal year 2004 due lower revenue generated from the Company’s labor work force over the prior fiscal year. While net service revenue has decreased over the past few years, management anticipates that such a trend will be reversed in fiscal year 2005, with the increase in funded backlog.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 80.2% in fiscal year 2004 compared to 80.6% in fiscal year 2003 and 81.8% in fiscal year 2002. The decrease in the percentage in fiscal years 2004 and 2003 is due to continued cost reduction efforts by the Company to balance its cost structure with the business volume.

     Selling, general and administrative expenses approximated 16.1% of net service revenue in fiscal year 2004, compared to 16.4% in fiscal year 2003 and 16.5% in fiscal year 2002. The decrease is due to the Company’s cost reduction efforts to balance its cost structure with the business volume. Actual selling, general and administrative costs decreased by $305,000 (5%) in fiscal year 2004.

     In fiscal year 2003, the Company recorded a non-recurring charge of $800,000 to reduce the Company’s overall cost structure and to reduce costs in non-performing divisions. These costs included severance payments to terminated employees and estimated costs to restructure certain facility leases.

     Operating income for fiscal year 2004 was $1,277,000, compared to $262,000 in fiscal year 2003. Operating income in fiscal year 2004 increased primarily due to the impact of the non-recurring charge in fiscal year 2003 and improved operating results in fiscal year 2004. Fiscal year 2003 operating income was $357,000 lower than that recorded in fiscal year 2002 due to a non-recurring charge recorded in fiscal year 2003 as mentioned above.

     Interest expense during fiscal year 2004 was $153,000, a decrease of $13,000 from fiscal year 2003. The decrease is primarily attributable to reduced borrowing on the Company’s line of credit. In fiscal year 2003, interest expenses decreased by $37,000 from fiscal year 2002. The reduction was due to lower interest rates on the Company’s line of credit.

     Versar’s tax benefit for fiscal year 2004 was $67,000 compared to tax expense of $1,104,000 for the prior fiscal year. The tax benefit for fiscal year 2004 relates to the utilization of net operating loss carry forward from prior years and the decrease in tax asset valuation allowance requirement as a result of improved operating performance. During fiscal year 2004, the Company generated a tax benefit of approximately $169,000 relating to the exercise of certain non-qualified stock options. Since the Company has provided a valuation allowance against deferred tax assets, a portion of the valuation allowance has been identified as relating to this excess tax benefit and will be charged to additional paid-in capital in future periods. In fiscal year 2003, the Company increased the tax valuation allowance by $1,096,000 due to a lack of profitability and concerns over the ultimate realization of the deferred tax assets. The Company has approximately $4.5 million in deferred tax assets of which a $3.8 million valuation allowance has been recorded against such assets. The valuation allowance will be increased or decreased depending on the financial performance of the Company going forward, which will directly impact the Company’s Consolidated Statement of Operations, yet does not impact the cash flow of the Company.

     In fiscal year 2002, the Company recorded a loss from discontinued operations of $80,000, net of tax of $50,000 due to a requirement for additional accruals in order to wind down a benefit plan of Science Management Corporation (SMC), a former subsidiary of the Company.

     In summary, Versar’s net income for fiscal year 2004 was $1,191,000 compared to net loss of $1,008,000 in fiscal year 2003 and net income of $79,000 in fiscal year 2002.

REVENUE

     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended June 30,
	2004		2003		2002
	(In thousands, except for percentages)
Government
EPA	$4,315	7%	$3,312	6%	$3,495	5%
State & Local	7,785	13%	8,865	15%	9,075	13%
Department of Defense	22,921	38%	24,343	43%	38,576	57%
Other	8,558	14%	7,644	13%	3,906	6%
Commercial	16,875	28%	12,933	23%	12,936	19%

Gross Revenue	$60,454	100%	$57,097	100%	$67,988	100%

Liquidity and Capital Resources

     The Company’s operations generated $1,998,000 in cash in fiscal year 2004. The Company purchased $615,000 in property and equipment, which was funded by operations. In addition, the Company received $1,491,000 from the issuance of common stock resulting from the exercise of stock options. Such proceeds were used to further pay off the Company’s line of credit in its entirety as well as retain $817,000 in cash in the bank to be used for working capital purposes.

     During fiscal year 2004, the Company used its line of credit to supplement its day to day operating cash requirements. At June 30, 2004, the Company had $7,494,000 of working capital, compared to $4,940,000 in fiscal year 2003. Working capital increased primarily due to improved operating performance.

     Versar’s line of credit with United Bank (Bank) provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (5.5% as of June 30, 2004). The line is guaranteed by the Company and each subsidiary individually, and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at June 30, 2004 was $5,000,000. Advances under the line are due on November 2005. The loan has certain covenants related to the maintenance of financial ratios. At June 30, 2004, the Company was in compliance with the financial covenants. Management believes that the cash generated from operations and borrowings available from the line of credit will be adequate to meet its working capital needs for fiscal year 2005.

Liquidity Requirements

     At June 30, 2004, the Company had unfunded contractual payment obligations of approximately $3,690,000 due within the next twelve months. The table below specifies the total contractual payment obligations as of June 30, 2004.

Contractual	Total	Less than	1-3	4-5	After 5
Obligations	Cost	1 year	years	years	years
(In thousands)
Operating leases	$11,101	$3,276	$4,142	$3,415	$268
Capital lease	1,050	44	94	104	808
Notes payable	433	370	63	00	00

Total contractual cash obligations	$12,584	$3,690	$4,299	$3,519	$1,076

Impact of Inflation

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

     Versar currently has three business segments: environmental services, architecture and engineering, and defense, which have been reorganized effective July 1, 2004. The details on these segments and the reorganization are in Note B of the Notes to the Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of the last day of the period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2004 fiscal year end and is incorporated herein by reference.

     Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

     For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s Employee 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) Financial Statements:

            The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 30, 2004 and 2003

c)	Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003, and 2002

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2004, 2003, and 2002

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003, and 2002

f)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 30, 2004, 2003, and 2002

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 21 through 25 of this report.

(B) Reports on Form 8-K

            Pursuant to the Securities Exchange Release No. 33-8216, Form 8-K, which reported the Company’s third quarter Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on May 11, 2004.

Exhibit Index

Page Number/
Item No.	Description	Reference
3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A	)

3.2	Bylaws of Versar, Inc.	(A	)

3.3	Amendment to the Bylaws of Versar, Inc.	(W	)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A	)

10.10	Incentive Stock Option Plan *	(B	)

10.11	Executive Tax and Investment Counseling Program	(A	)

10.12	Nonqualified Stock Option Plan *	(B	)

10.13	Employee Incentive Plan, as amended *	(E	)

10.17	Deferred Compensation Agreements dated as follows:

	July 1, 1988 between the Registrant and Gayaneh Contos	(F	)

10.26	Executive Medical Plan dated August 21, 1991, effective July 1, 1991	(G	)

10.40	Option Exchange Offer dated April 16, 1991 between the Registrant and participants of the Incentive Stock Option Plan and the Nonqualified Stock Option Plan	(G	)

10.41	Securities and Exchange Commission response dated September 23, 1991 to certain question regarding the Registrant’s Option Exchange Offer	(G	)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I	)

10.65	Information Statement for the Distribution to Shareholders of Versar, Inc., the Outstanding Shares of its Wholly-owned Subsidiary, Sarnia Corporation, dated June 30, 1994	(J	)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of the Air Force	(K	)

10.83	Agreement and Plan of Merger dated July 29, 1997 between the Registrant and Science Management Corporation	(O	)

10.84	Acquisition Promissory Note, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P	)

Page Number/
Item No.	Description	Reference
10.85	Revolving Promissory Note, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.86	Financing and Security Agreement, dated March 27, 1997, between the Registrant and NationsBank, N.A.	(P)

10.87	Amendment to Financing and Security Agreement, dated April 30, 1997, between the Registrant and NationsBank, N.A.	(P)

10.88	The Greenwood Partnership Asset Acquisition Agreement	(Q)

10.89	Modification to NationsBank loan to increase to $5M	(Q)

10.90	AFCEE RAC Contract	(Q)

10.93	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and Lawrence W. Sinnott*	(R)

10.94	Change of Control Severance Agreement dated January 30, 1999 between the Registrant and James C. Dobbs*	(R)

10.95	Financing and Security Agreement, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

10.96	Revolving Promissory Note, dated May 24, 1999, between the Registrant and NationsBank, N.A.	(R)

10.97	Revolving Promissory Note, dated December 20, 1999, between the Registrant and Bank of America, N.A.	(T)

10.98	Employment Agreement dated November 1, 1999 between Registrant and Benjamin M. Rawls*	(T)

10.99	Employment Agreement dated November 1, 1999 between Registrant and Theodore M. Prociv*	(T)

10.100	AFCEE ENRAC Contract	(U)

10.101	Revolving Promissory Note, dated August 31, 2001 between Registrant and Bank of America, N.A.	(U)

10.102	Financing and Security Agreement, dated April 22, 2002 between Registrant and Bank of America, N.A.	(V)

Page Number/
Item No.	Description	Reference
10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and Radyr Investments Limited	(V)

10.104	Employment Agreement dated December 1, 2002 between Versar, Inc. and Theodore M. Prociv	(W)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W)

10.106	Revolving Promissory Note, dated June 20, 2003 between Registrant and Bank of America, N.A.	(W)

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between Registrant and United Bank	(W)

10.108	Employment Agreement dated December 1, 2003 between Versar, Inc. and Theodore M. Prociv*	28-41

10.109	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*	42-55

10.110	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*	56-69

10.111	Modification Agreement of the Revolving Commercial Note dated May 12, 2004 between Registrant and United Bank	70-74

10.112	AFCEE WERC Contract dated December 5, 2003	75-134

22	Subsidiaries of the Registrant	(Q)

23	Consent of Independent Certified Public Accountants, Grant Thornton LLP to register shares under the Company’s Option Plans under Form S-8 dated September 7, 2004	135

31.1	Certifications by Theodore M. Prociv, CEO and President and Lawrence W. Sinnott, Sr. Vice President and CFO pursuant to Securities Exchange Rule 13a-14	136-137

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2004 by Theodore M. Prociv, CEO and President and Lawrence W. Sinnott, Sr. Vice President and CFO	138-139

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(F)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1989 (“1st Quarter FY 1990 Form 10-Q”).

(G)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1991 (“FY 1991 Form 10-K”) filed with the Commission on October 15, 1991.

(H)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1992 (“FY 1992 Form 10-K”) filed with the Commission on September 28, 1992.

(I)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1993 (“FY 1993 Form 10-K”) filed with the Commission on September 22, 1993.

(J)	Incorporated by reference Sarnia Corporation Information Statement for distribution to shareholders of Versar, Inc. of the outstanding shares of its wholly-owned subsidiary, Sarnia Corporation, dated June 30, 1994.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(L)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K/A”) filed with the Commission on May 31, 1995.

(M)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1995 (“FY 1995 Form 10-K”) filed with the Commission on September 28, 1995.

(N)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1996 (“FY 1996 Form 10-K”) filed with the Commission on September 24, 1996.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(P)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1997 (“FY 1997 Form 10-K”) filed with the Commission on September 29, 1997.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (“FY1998 Form 10-K”) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on September 26, 2000.

(U)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001 (“FY2001 Form 10-K”) filed with the Commission on September 28, 2001.

(V)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2002 (“FY2002 Form 10K”) filed with the Commission on September 16, 2002.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 (“FY2003 Form 10K”) filed with the Commission on September 26, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

(Registrant)

/S/ Paul J. Hoeper
Date: September 7, 2004
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/S/ Paul J. Hoeper

Paul J. Hoeper	Chairman and Director	September 7, 2004

/S/ Theodore M. Prociv
	Chief Executive Officer, President, and	September 7, 2004
Theodore M. Prociv	Director

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 7, 2004

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 7, 2004

/S/ Robert L. Durfee Robert L. Durfee	Director	September 7, 2004

/S/ James L. Gallagher James L. Gallagher	Director	September 7, 2004

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 7, 2004

SIGNATURES	TITLE	DATE
/S/ James V. Hansen
James V. Hansen	Director	September 7, 2004

/S/ Amoretta M. Hoeber
Amoretta M. Hoeber	Director	September 7, 2004

/S/ Amir A. Metry

Amir A. Metry	Director	September 7, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) (the Company), and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and cash flows for the each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended June 30, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ Grant Thornton, LLP

Vienna, Virginia
September 7, 2004

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$817	$81
Accounts receivable, net	14,144	13,864
Prepaid expenses and other current assets	1,013	1,231
Deferred income taxes	168	184

Total current assets	16,142	15,360
Property and equipment, net	2,108	2,164
Deferred income taxes	501	418
Goodwill	776	776
Other assets	558	618

Total assets	$20,085	$19,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$2,125
Accounts payable	4,520	3,160
Billing in excess of revenue	433	379
Accrued salaries and vacation	1,967	2,009
Other liabilities	1,728	2,747

Total current liabilities	8,648	10,420
Other long-term liabilities	1,163	1,201
Liabilities of discontinued operations, net	209	319

Total liabilities	10,020	11,940

Commitments and contingencies (Note I)
Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 7,837,033 shares and 7,258,346 shares issued June 30, 2004 and 2003, respectively; 7,821,528 shares and 7,245,706 shares outstanding at June 30, 2004 and 2003, respectively	78	73
Capital in excess of par value	21,835	20,349
Accumulated deficit	(11,776)	(12,967)
Treasury stock	(72)	(59)

Total stockholders’ equity	10,065	7,396

Total liabilities and stockholders’ equity	$20,085	$19,336

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
GROSS REVENUE	$60,454	$57,097	$67,988
Purchased services and materials, at cost	26,482	21,917	29,799

NET SERVICE REVENUE	33,972	35,180	38,189
Direct costs of services and overhead	27,231	28,349	31,254
Selling, general and administrative expenses	5,464	5,769	6,316
Non-recurring charge	—	800	—

OPERATING INCOME	1,277	262	619
OTHER EXPENSE
Interest expense	153	166	203
Income tax (benefit) expense	(67)	1,104	257

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,191	(1,008)	159
LOSS FROM DISCONTINUED OPERATIONS (net of tax)	—	—	(80)

NET INCOME (LOSS)	$1,191	$(1,008)	$79

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$.16	$(.14)	$.02

LOSS PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$—	$—	$(.01)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$.16	$(.14)	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	7,360	7,231	6,709

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	7,675	7,231	6,998

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended June 30, 2004, 2003, and 2002
						Total
	Number		Capital in	Accumu-		Stock-
	of	Common	Excess of	lated	Treasury	holders’
	Shares	Stock	Par Value	Deficit	Stock	Equity
Balance, June 30, 2001	6,475	$65	$18,359	$(12,338)	$(73)	$6,013

Exercise of stock options	392	4	1,019	—	—	1,023
Treasury stock issued to ESSOP	—	—	—	—	250	250
Purchase of Treasury stock	—	—	—	—	(236)	(236)
Decrease in reserve on guarantee of real estate debt	—	—	—	300	—	300
Common stock issued to private placement	359	3	849	—	—	852
Tax benefit from exercise of stock options	—	—	43	—	—	43
Net income	—	—	—	79	—	79

Balance, June 30, 2002	7,226	72	20,270	(11,959)	(59)	8,324

Exercise of stock options	32	1	77	—	—	78
Tax benefit from exercise of stock options	—	—	2	—	—	2
Net loss	—	—	—	(1,008)	—	(1,008)

Balance, June 30, 2003	7,258	73	20,349	(12,967)	(59)	7,396

Exercise of stock options	579	5	1,486	—	—	1,491
Purchase of Treasury stock	—	—	—	—	(13)	(13)
Net income	—	—	—	1,191	—	1,191

Balance, June 30, 2004	7,837	$78	$21,835	$(11,776)	$(72)	$10,065

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$1,191	$(1,008)	$79
Adjustments to reconcile net income (loss) to net cash provided by continuing operations
Depreciation and amortization	670	699	766
Loss on sale of property and equipment	1	26	72
Provision for doubtful accounts receivable	191	300	732
Stock issued to ESSOP	—	—	250
(Decrease) increase in tax valuation allowance	(67)	1,097	1
Tax benefit on exercise of non-qualified stock options	—	2	43
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(471)	356	(1,734)
Decrease (increase) in prepaid expenses and other assets	278	(158)	(214)
Increase (decrease) in accounts payable	1,360	(1,266)	768
Decrease in accrued salaries and vacation	(42)	(186)	(151)
(Decrease) increase in other liabilities	(1,003)	219	599

Net cash provided by continuing operations	2,108	81	1,211
Changes in net assets/liabilities of discontinued operations	(110)	(42)	(167)

Net cash provided by operating activities	1,998	39	1,044

Cash flows used in investing activities
Purchases of property and equipment	(615)	(415)	(724)

Cash flows from financing activities
Net (payment) borrowing on bank line of credit	(2,125)	266	(1,904)
Purchase of treasury stock	(13)	—	(236)
Proceeds from issuance of common stock	1,491	78	1,023
Net proceeds from private placement	—	—	852

Net cash (used in) provided by financing activities	(647)	344	(265)

Net increase (decrease) in cash and cash equivalents	736	(32)	55
Cash and cash equivalents at the beginning of the year	81	113	58

Cash and cash equivalents at the end of the year	$817	$81	$113

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	134	156	230
Income Taxes	41	78	121

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

     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but does require the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Architecture and Engineering (A&E) reporting unit. In performing its goodwill impairment analysis, management has utilized a discounted cash flow model to determine the estimated fair value of the (A&E) reporting unit. This model requires management, among other things, to estimate future revenue and expenses of the A&E reporting unit based upon current contract backlog and projected growth resulting from new business. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.

     For fiscal years 2004 and 2003, management concluded, based upon its impairment analysis, that goodwill relating to the A&E reporting unit was not impaired.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts performed by the Company.

     Warranty estimates: The Company has certain warranty obligations under the sale of personal protective equipment. As such, the Company accrues for such costs based upon volume outstanding, historical performance and time remaining under the warranty. Such costs are either increased or decreased based upon the above factors and current year performance. As of June 30, 2004, all warranty obligations for personal protective equipment had expired.

     Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability at June 30, 2004 of $209,000 is primarily reserved to wind down the remaining benefit plans of SMC.

     Stock-based compensation: The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation--Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

     Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Years Ended June 30,
	2004	2003
	(In thousands)
Net income (loss) applicable to common shareholders	$1,191	$(1,008)
Deduct: Total stock-based compensation expense determined under fair value based method	(329)	(265)

Pro forma net income (loss)	$862	$(1,273)

Earnings per share:
Basic and Diluted - as reported	$0.16	$(0.14)
Basic - pro forma	$0.12	$(0.18)
Diluted - pro forma	$0.11	$(0.18)
Weighted average shares:
Weighted average common shares outstanding - basic	7,360	7,231
Weighted average common shares outstanding - diluted	7,675	7,231

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Net income (loss) per share: Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if it is dilutive. The Company’s common equivalent shares consist of stock options. For fiscal year 2003, the assumed exercise of the Company’s outstanding stock options and warrants of 172,000 shares using the Treasury Stock Method are not included in the calculation as the effect would be anti-dilutive.

     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Weighted average number of shares outstanding - basic	7,360	7,231	6,709
Effect of assumed exercise of options	315	—	289

Weighted average number of shares outstanding - diluted	7,675	7,231	6,998

     Recent Accounting Pronouncements: In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect on its financial condition from the adoption of this standard.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46 will not have a significant impact on the Company’s operations as it currently does not have any variable interest entities.

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

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $922,000 and $960,000 at June 30, 2004 and 2003, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, is $370,000 and $315,000 at June 30, 2004 and 2003, respectively.

     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.

     Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE B BUSINESS SEGMENTS

     The Company’s business segments are Environmental Services, Architecture and Engineering and Defense Systems. The Environmental Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Architecture and Engineering segment provides engineering, design and construction management to industrial, commercial and government facilities. The Defense Systems segment provides expertise in developing, testing and providing personal protection equipment.

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

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Summary financial information for each of the Company’s segments follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
NET SERVICE REVENUE
Environmental Services	$23,141	$21,480	$21,765
Architecture/Engineering	5,313	7,504	8,889
Defense Systems	5,518	6,196	7,535

	$33,972	$35,180	$38,189

OPERATING INCOME/(LOSS)(A)
Environmental Services	$5,539	$4,098	$3,783
Architecture/Engineering	460	1,095	241
Defense Systems	742	1,638	2,911

	$6,741	$6,831	$6,935
Selling, general and administrative expenses	(5,464)	(5,769)	(6,316)
Non-recurring charge	—	(800)	—

OPERATING INCOME	$1,277	$262	$619

(A) Operating income is defined as net service revenue less direct costs of services and overhead.

	Years Ended June 30,
	2004	2003
	(In thousands)
IDENTIFIABLE ASSETS
Environmental Services	$9,513	$8,388
Architecture/Engineering	5,105	5,735
Defense Systems	2,997	3,019
Corporate and Other	2,470	2,194

Total Assets	$20,085	$19,336

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C ACCOUNTS RECEIVABLE

	June 30,
	2004	2003
	(In thousands)
Billed receivables
U.S. Government	$4,189	$4,207
Commercial	4,487	3,353
Unbilled receivables
U.S. Government	5,422	4,713
Commercial	1,039	2,491

	15,137	14,764
Allowance for doubtful accounts	(993)	(900)

	$14,144	$13,864

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of Federal and state governments’ incurred cost audits. Management anticipates that the June 30, 2004 unbilled receivables will be substantially billed and collected in fiscal year 2005.

NOTE D PROPERTY AND EQUIPMENT

	Estimated Useful Life	June 30,
	in Years	2004	2003
		(In thousands)
Furniture and fixtures	10	$760	$760
Equipment	3 to 10	5,637	5,206
Capital leases	Life of lease	712	568
Leasehold improvements	Life of lease	1,426	1,400

		8,535	7,934
Accumulated depreciation and amortization		(6,427)	(5,770)

		$2,108	$2,164

     Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $670,000, $699,000, and $692,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

     Maintenance and repair expenses approximated $279,000, $289,000, and $307,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E DEBT

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (5.50% and 4.04% as of June 30, 2004 and 2003, respectively). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Outstanding borrowings as of June 30, 2003 were $2,125,000. At June 30, 2004, there was no outstanding borrowing. The line is subject to renewal in November 2005. The loan has certain covenants related to the maintenance of financial ratios. At June 30, 2004, the Company was in compliance with the financial covenants.

NOTE F STOCK OPTIONS

     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan provides for the grant of options, restricted stock and other types of stock-based awards to any employee, Service Provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “Service Provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its Affiliates but who provides the Company or one of its Affiliates substantial and important services. The aggregate number of shares of the Company’s Common Stock that may be issued upon exercise of options or granted as restricted stock or other stock-based awards under the 2002 Plan is 700,000. Grants of restricted stock, performance equity awards, options and stock appreciation rights in any one fiscal year to any one participant may not exceed 250,000 shares. The maximum amount of compensation that may be received by any one employee with respect to performance unit grants in any one fiscal year may not exceed $250,000.

     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the 1992 Plan). Options have been granted from these plans to purchase the Company’s common stock.

     Under the 1996 Stock Option Plan, options may be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the plan.

     Under the 1992 Plan, options through November 2002, were granted to key employees at the fair market value on the date of grant and become exercisable during the five-year period from the date of the grant at 20% per year. Certain unexercised options are cancelled on the tenth anniversary of the grant under the 1992 Plans. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

     Participants in the 1987 Plan included employees, independent contractors, and, in certain circumstances, directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised, forfeited or expired without exercise.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Total options under the Stock Option 2002, 1996, and 1992 Plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total
	(In thousands, except per share price)
Outstanding at June 30, 2001	1,281	$1.75	to	$5.38	$3,689
Granted	40	2.05	to	3.75	120
Exercised	(282)	1.75	to	3.94	(729)
Cancelled	(69)	1.75	to	4.50	(225)

Outstanding at June 30, 2002	970	$1.75	to	$5.38	$2,855
Granted	492	1.81	to	2.87	1,028
Exercised	(8)	2.38	to	2.40	(18)
Cancelled	(50)	1.75	to	4.50	(124)
Reclassified to non-qualified	(157)	1.75	to	5.38	(468)

Outstanding at June 30, 2003	1,247	1.75	to	4.50	$3,273
Granted	395	2.61	to	4.95	1,247
Exercised	(210)	1.75	to	3.50	(463)
Cancelled	(34)	1.75	to	4.50	(84)
Reclassified to non-qualified	(277)	1.75	to	4.50	(809)

Outstanding at June 30, 2004	1,121	$1.75	to	$4.95	$3,164

     At June 30, 2004, 2003, and 2002, options aggregating 566,000, 804,000 and 807,000 shares were exercisable under the 2002, 1996 and 1992 Plans.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Total non-qualified stock options granted under the 2002, 1996, and 1992 plans are as follows:

	Optioned	Option Price
	Shares	Per Share			Total
	(In thousands, except per share price)
Outstanding at June 30, 2001	299	$2.38	to	$4.75	$862
Granted	71	1.75	to	6.50	318
Exercised	(110)	2.38	to	4.75	(295)
Cancelled	(8)	2.50	to	3.57	(23)

Outstanding at June 30, 2002	252	$1.75	to	$6.50	$862
Granted	129	1.81	to	1.88	235
Exercised	(24)	1.75	to	2.88	(60)
Cancelled	(16)	2.38	to	3.94	(50)
Reclassified from ISO	157	1.75	to	5.38	468

Outstanding at June 30, 2003	498	1.75	to	6.50	$1,455
Granted	44	2.80	to	3.10	132
Exercised	(370)	1.75	to	4.50	(1,029)
Reclassified from ISO	277	1.75	to	4.50	809

Outstanding at June 30, 2004	449	$1.75	to	$6.50	$1,367

     Non-Qualified stock options of 326,000, 342,000, and 222,000 shares were exercisable at June 30, 2004, 2003, and 2002, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The weighted average fair value of options granted was $2.85, $2.69 and $2.59 during 2004, 2003 and 2002, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: expected volatility of 63.8%, 60.5% and 88.7% for 2004, 2003 and 2002, respectively; risk-free interest rate of 4.11%, 4.70% and 4.57% for 2004, 2003 and 2002, respectively; and expected lives of five years after the grant date.

NOTE G INCOME TAXES

     The income taxes (benefit) expense applicable to income from continuing operations consists of the following:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Current
Federal	$—	$—	$—
State	—	7	206
Deferred
Federal	—	—	1
State	—	—	—
Valuation Allowance	(67)	1,097	—

	$(67)	$1,104	$207

     Deferred tax assets are comprised of the following (in thousands):

	June 30,	June 30,
	2004	2003
Deferred Tax Assets:
Employee benefits	$587	$654
Accrued warranty costs	76	116
Bad debt reserves	394	359
All other reserves	300	380
Discontinued operations reserves	111	127
Alternative minimum tax credits	117	117
Net operating losses	1,244	1,668
Net operating losses of purchased business	915	663
State tax net operating losses	436	436
Depreciation	256	180
Other	15	14

Total Deferred Tax Assets	4,451	4,714
Valuation Allowance	(3,782)	(4,112)

Net Deferred Tax Asset	$669	$602

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. During fiscal year 2004, the Company generated a tax benefit of approximately $169,000 relating to the exercise of certain non-qualified stock options. Since the Company has provided a valuation allowance against deferred tax assets, a portion of the valuation allowance has been identified as relating to this excess tax benefit and will be charged to additional paid-in capital in future periods. At June 30, 2004, the Company had $117,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The alternative minimum tax credit carryforward may be used to offset regular tax liability in future years to the extent it exceeds the alternative minimum tax liability. These carryforwards are reflected as deferred tax assets. The Company has established a valuation allowance to state the deferred tax assets at amounts expected to be realized in future periods.

     SMC has net operating loss carryforwards of approximately $8.3 million for federal income tax purposes, which will expire in the years 2005 through 2012. Due to the substantial changes in SMC’s ownership, there are limitations on the amount of the carryforwards that can be utilized.

     A reconciliation of the Company’s income tax (benefit) expense for the federal statutory rate is as follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Expected provision at federal statutory rate	$382	$51	$97
Change in valuation allowance	(497)	1,007	100
State income tax expense	51	5	11
Permanent items	30	44	(38)
Tax effect of non-qualified stock option exercised	—	2	43
Other	(33)	(5)	(6)

	$(67)	$1,104	$207

     Income taxes paid for the years ended June 30, 2004, 2003, and 2002 were $41,000, $78,000, and $121,000, respectively.

NOTE H EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Company has historically maintained an Employee Savings and Stock Ownership Plan (ESSOP) for the benefit of its employees and those of its subsidiaries. The plan included an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (401(k) Plan). The 401(k) plan permits voluntary participation in the 401(k) Plan upon employment. All employees with at least 500 hours of service were eligible to participate in the ESOP.

     Contributions to the ESOP are made at the discretion of the Company in the form of the Company’s stock or cash, which is invested by the plan’s Trustees in the Company’s stock. No contributions were made to the plan since fiscal year 1993. The Company received approval from the Internal Revenue Service to terminate the ESOP effective December 31, 2002. The plan assets have been fully distributed to the plan participants and the plan was closed in September 2003.

     The Employee Savings Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. In fiscal year 2004, the Company matched qualified contributions of 100% of each employee’s deferral up to 2% of the employee’s salary. This contribution may be in the Company’s stock or cash. In fiscal year 2004, the Company made cash matching contributions of approximately

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$320,000. In fiscal year 2003, the Company made cash matching contributions of approximately $630,000. In fiscal year 2002, the Company matched $293,000 in stock and $369,000 in cash for a total of $662,000. Effective July 1, 2004, the Company will match 100% for the first 3% and 50% for the next 2% of the qualified employee salary for a total of 4% employer match. All contributions to the 401(k) Plan vest immediately.

     Effective July 1, 2002, the 401(k) Plan was restated to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA). The Company also changed the plan year from June 30 to a calendar year end. Restated plan documents and changes for the 401(k) plan have received favorable determination from the IRS.

     GEOMET, a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. There were no contributions made in fiscal years 2004, 2003 and 2002. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.

NOTE I COMMITMENTS AND CONTINGENCIES

     Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 2002 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

     The Company leases approximately 184,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)
2005	$3,320
2006	2,280
2007	1,956
2008	1,798
2009	1,721
2010 and thereafter	1,076

$12,151

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $3,008,000, $2,943,000 and $2,867,000, for 2004, 2003 and 2002, respectively.

     In May 2004, the Company entered into a letter of credit with the Greek government for approximately $140,000 to guarantee the performance under a contract to deliver chemical protective suits for the Greek Olympics. The Company anticipates that the letter of credit will be terminated in early fiscal year 2005 with the completion of the Company’s obligations under the contract.

Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site (the “Superfund Site”), which provided that, based upon an existing performance specification, Versar would refine the

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counter claim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and has continued for several years. Discovery is expected to be completed by the end of calendar 2004. Trial is scheduled for May 2005. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE J CUSTOMER INFORMATION

     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
U.S. Department of Defense	$22,921	$24,343	$38,576
U.S. Environmental Protection Agency	4,315	3,312	3,495
Other U.S. Government agencies	8,558	7,644	3,906

Total U.S. Government	$35,794	$35,299	$45,977

     The Company’s major contracts with the Department of Defense generated revenues of approximately $10,974,000, $11,206,000 and $20,353,000 in fiscal years 2004, 2003 and 2002, respectively.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for fiscal years 2004 and 2003 is as follows (in thousands, except per share amounts):

	Fiscal Year 2004				Fiscal Year 2003
Quarter ending	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30
Gross Revenue	$17,431	$15,130	$14,288	$13,605	$14,419	$13,366	$15,428	$13,884
Net Service Revenue	9,043	8,447	8,253	8,229	9,042	8,843	9,271	8,024
Operating (loss) income	417	64	399	397	564	114	553	(969)
Net (loss) income	$461	$21	$366	$343	$519	$(455)	$329	$(1,401)

Net (loss) income per share - diluted	$0.06	$—	$0.05	$0.05	$0.07	$(0.06)	$0.05	$(0.19)

Weighted average number of shares outstanding - diluted	8,105	7,737	7,569	7,518	7,497	7,227	7,247	7,227

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS
2002	321,688	732,173	(185,610)	868,251
2003	868,251	300,137	(267,996)	900,392
2004	900,392	190,916	(97,931)	993,377
DEFERRED TAX VALUATION ALLOWANCE
2002	3,056,000	100,000	—	3,156,000
2003	3,156,000	1,097,000	(141,000)	4,112,000
2004	4,112,000	—	(330,000)	3,782,000