Form 10-Q
period 2004-10-01
VERSAR INC
filed 2004-11-10
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period          Commission File Number
  Ended October 1, 2004                   1-9309
       ----------------                   ------

                           Versar Inc.
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                    54-0852979
-------------------------------    -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)      Identification No.)

      6850 Versar Center
     Springfield, Virginia                  22151
-------------------------------    -------------------------------
(Address of principal executive           (Zip Code)
           offices)

Registrant's telephone number, including area code (703)750-3000
                                                  ----------------


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

                         Yes   X     No
                            ------     ------

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes          No   X
                            ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock       Outstanding at November 1, 2004
     ---------------------       -------------------------------
        $.01 par value                      7,862,163

                  VERSAR, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                                                            PAGE
                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               October 1, 2004 and June 30, 2004               3

               Consolidated Statements of Operations
               for the Three-Month Periods Ended
               October 1, 2004 and September 30, 2003          4

               Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended
               October 1, 2004 and September 30, 2003          5

               Notes to Consolidated Financial Statements   6-10

     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  11-12

     ITEM 3 -  Quantitative and Qualitative Disclosures
               About Market Risk                              13

     ITEM 4 -  Procedures and Controls                        13

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                              13

     ITEM 6 -  Exhibits and Reports on Form 8-K               14

SIGNATURES                                                    15

EXHIBITS                                                   16-19

                  VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)

                                         October 1,      June 30,
                                            2004           2004
                                      -------------- --------------
ASSETS                                  (Unaudited)
  Current assets
     Cash and cash equivalents        $       2,095  $        817
     Accounts receivable, net                14,090        14,144
     Prepaid expenses and other
      current assets                          1,133         1,013
     Deferred income taxes                      168           168
                                      -------------- --------------
          Total current assets               17,486        16,142

  Property and equipment, net                 1,998         2,108
  Deferred income taxes                         501           501
  Goodwill                                      776           776
  Other assets                                  562           558
                                      -------------- --------------
          Total assets                $      21,323  $     20,085
                                      ============== ==============

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
     Accounts payable                 $       5,521  $      4,520
     Billing in excess of revenue               495           433
     Accrued salaries and vacation            1,929         1,967
     Other liabilities                        1,532         1,728
                                      -------------- --------------
          Total current liabilities           9,477         8,648

  Other long-term liabilities                 1,144         1,163
  Liabilities of discontinued
   operations, net                              199           209
                                      -------------- --------------
          Total liabilities                  10,820        10,020
                                      -------------- --------------
  Stockholders' equity
   Common stock, $0.01 par value;
    30,000 shares authorized; 7,852,613
    shares and 7,837,033 shares issued
    at October 1, 2004 and June 30, 2004,
    respectively; 7,837,108 and 7,821,528
    shares outstanding at October 1, 2004
    and June 30, 2004, respectively              79            78
   Capital in excess of par value            21,865        21,835
   Accumulated deficit                      (11,369)      (11,776)
   Treasury stock                               (72)          (72)
                                      -------------- --------------
          Total stockholders' equity         10,503        10,065
                                      -------------- --------------

          Total liabilities and
           stockholders' equity       $      21,323  $     20,085
                                      ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
      (Unaudited - in thousands, except per share amounts)


                                      October 1,        September 30,
                                         2004               2003
                                     ------------       ------------

GROSS REVENUE                        $    19,114        $    13,605
Purchased services and
 materials, at cost                        9,927              5,376
                                     ------------       ------------
NET SERVICE REVENUE                        9,187              8,229

Direct costs of services
 and overhead                              7,277              6,452
Selling, general and
 administrative expenses                   1,490              1,380
                                     ------------       ------------

OPERATING INCOME                             420                397

OTHER EXPENSE
Interest expense                              13                 54
                                     ------------       ------------

INCOME BEFORE TAX                            407                343

Income tax expense                           ---                ---
                                     ------------       ------------

NET INCOME                           $       407        $       343
                                     ============       ============

NET INCOME PER SHARE - BASIC
 AND DILUTED                         $      0.05        $      0.05
                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC                7,846              7,260
                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED              8,312              7,518
                                     ============       ============




The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                   (Unaudited - in thousands)


                                             October 1,   September 30,
                                                2004          2003
                                            ------------  -------------

Cash flows from operating activities
  Net income                                $       407   $        343


Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                    182            164
   Provision for doubtful accounts receivable         1             10

Changes in assets and liabilities
   Decrease in accounts receivable                   53            928
   (Increase) decrease in prepaids and
    other assets                                   (125)           415
   Increase in accounts payable                   1,001              1
   Decrease in accrued salaries and vacation        (38)          (453)
   Decrease in other liabilities                   (153)          (799)
                                            ------------  -------------
      Net cash provided by continuing
       operating activities                       1,328            609
                                            ------------  -------------

Changes in net liabilities of discontinued
  operations                                        (10)           ---
                                            ------------  -------------
      Net cash provided by operating
        activities                                1,318           (609)
                                            ------------  -------------

Cash flows used in investing activities
  Purchase of property and equipment                (71)          (138)
                                            ------------  -------------

Cash flows from financing activities
  Net payments on bank line of credit               ---           (473)
  Proceeds from issuance of common stock             31              5
                                            ------------  -------------
      Net cash provided by (used in)
       by financing activities                       31           (468)
                                            ------------  -------------

Net increase in cash and cash equivalents         1,278              3
Cash and cash equivalents at the beginning
  of the period                                     817             81
                                            ------------  -------------
Cash and cash equivalents at the end
  of the period                             $     2,095   $         84
                                            ============  =============

Supplementary disclosure of cash flow
  information:
    Cash paid during the period for
      Interest                              $         9   $         50
      Income taxes                                    5             12


The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2004 for additional information.

     Effective July 1, 2004, the Company changed its fiscal reporting period from the last day of the calendar month end to the last Friday closest to the calendar month end. As such, the first quarter of fiscal year 2005 ended on October 1, 2004.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of October 1, 2004, and the results of operations for the three-month periods ended October 1, 2004 and September 30, 2003. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D) Income Taxes

     At October 1, 2004, the Company had approximately $4.5 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Due to the Company's history of operating losses, a valuation allowance of approximately $3.8 million has been established. The valuation allowance is adjusted

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

(E)  Debt

     In September 2003, Versar entered into a new line of credit facility with United Bank (Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (6.25% as of October 1, 2004). The line is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. There were no outstanding borrowings on the line of credit as of October 1, 2004. The line is subject to renewal in November 2005. The loan has certain covenants related to the maintenance of financial ratios. At October 1, 2004, the Company was in compliance with the financial covenants.

(F)  Discontinued Operations

     In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability at October 1, 2004 of $109,000 is primarily reserved to wind down the remaining benefit plans of SMC.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

(H)  Goodwill and Other Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but does require the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Engineering & Construction (E&C) reporting unit. In performing its goodwill impairment analysis, management has utilized a discounted cash flow model to determine the estimated fair value of the E&C reporting unit. This model requires management, among other things, to estimate future revenue and expenses of the E&C reporting unit based upon current contract backlog and projected growth resulting from new business. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.

     For fiscal years 2004 and 2003, management concluded, based upon its impairment analysis, that goodwill relating to the E&C reporting unit was not impaired. Goodwill impairment testing for fiscal year 2005 will be performed in the fourth quarter.

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

stock equivalents outstanding during the period if dilutive.  The
Company's common stock equivalents shares consist of stock options.

                                  For the Three-Months Periods Ended
                                  ----------------------------------
                                     October 1,      September 30,
                                       2004              2003
                                  ---------------    ---------------
Weighted average common shares
  outstanding - basic                  7,845,905          7,259,770

Assumed exercise of options
  (treasury stock method)                466,538            257,871
                                  ---------------    ---------------

Weighted average common shares
  outstanding - diluted                8,312,443          7,517,641
                                  ===============    ===============

(J)  Common Stock

     The Company issued 15,580 shares of common stock upon the exercise of stock options during the first quarter of fiscal year
2005. Total proceeds from the exercise of such stock options were approximately $31,000.

(K)  Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities defined as certain entities in which the equity investors lack certain characteristics of a controlling financial interest or have insufficient equity investment for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any variable interest entities and as such, the adoption of FIN46 did not have a significant impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued, Statement of Financial Accounting Standard No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 requires an issuer to classify the following financial instruments as liabilities: a) mandatorily redeemable preferred and common stocks; b) forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets; c) freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and d) freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the issuer's shares, such as the price of gold multiplied by a fixed notional amount, or variations inversely related to changes in the value of the issuer's shares, such as a written put option that can be net share settled. The effect of adopting SFAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

periods is not permitted. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). Since the Company does not have any financial instruments that meet the criteria of SFAS 150, the adoption did not have an impact on the Company's financial position or results of operations.

(L)  Stock Based Compensation

     The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

     The Company's pro forma information follows (in thousands, except per share data):


                                   For the Three-Month Periods Ended
                                   ---------------------------------
                                      October 1,      September 30,
                                         2004             2003
                                   ---------------   ---------------

Net income, as reported            $          407    $          343
Less:  Total Stock-Based
  Compensation determined under
  the fair-value based method	               (102)              (75)
Pro-forma net income                          305               268

Net income per share - basic, as
 reported                          $         0.05    $         0.05
Pro-forma net income per share
 - basic                                     0.04              0.04

Net income per share - diluted,
 as reported                       $         0.05    $         0.05
Pro-forma net income per share               0.04              0.04

(M)  Business Segments

     Effective July 1, 2004, the Company renamed and made minor organizational changes to its business segments. The Environmental Business segment has been renamed to the Infrastructure and Management Services segment and now includes the Company's Pennsylvania, Ohio, and Arizona offices which were formerly part of the Architecture and Engineering business segment. The Architecture and Engineering business segment has been renamed the Engineering and Construction segment and now is focused on larger construction projects. The Defense segment has been renamed the National Security segment. Previous year segment information has been reclassified to conform to the current presentation.

     The Infrastructure and Management Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems. The Engineering and Construction segment provides engineering, design and construction management to industrial and commercial facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment, and detecting and destroying biological and chemical agents.

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

     Management evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

     Summary financial information for each of the Company's segments follows:

                                 For the Three-Month Periods Ended
                                 ---------------------------------
                                     October 1,     September 30,
                                       2004             2003
                                 ---------------   ---------------
GROSS REVENUE
-------------
Infrastructure and Management
  Services                       $       10,884    $       10,344
Engineering and Construction              5,733             1,547
National Security                         2,497             1,714
                                 ---------------   ---------------
                                 $       19,114    $       13,605
                                 ===============   ===============

NET SERVICE REVENUE
-------------------
Infrastructure and Management
  Services                       $        6,540    $        5,923
Engineering and Construction                993               906
National Security                         1,654             1,400
                                 ---------------   ---------------
                                 $        9,187    $        8,229
                                 ===============   ===============

OPERATING INCOME(A)
-------------------
Infrastructure and Management
  Services                       $        1,408    $        1,232
Engineering and Construction                298               218
National Security                           204               327
                                 ---------------   ---------------
                                          1,910             1,777

Selling, general and
  administrative expenses                 1,490             1,380
                                 ---------------   ---------------
                                 $          420    $          397
                                 ===============   ===============

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS			October 1,         June 30,
-------------------                    2004              2004
                                 ---------------   ---------------

Infrastructure and Management
  Services                       $        8,607    $       10,856
Engineering and Construction              6,338             3,762
National Security                         2,138             2,997
Corporate and Other                       3,854             2,470
                                 ---------------   ---------------
                                 $       20,937    $       20,085
                                 ===============   ===============

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2005 and 2004
-----------------------------------------------------

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

     Gross Revenue for the first quarter of fiscal year 2005 was $19,114,000, a $5,509,000 (40%) increase over that reported in the first quarter of fiscal year 2004. Approximately 62% of the increase is attributable to significantly higher subcontracted construction work in the Engineering and Construction Services business segment in support of the Air Force roofing project. The balance of the increase was primarily in the Infrastructure and Management Services business segment in support of Air Force remediation work.

     Purchased Services and materials increased by $4,551,000 (85%) in the first quarter of fiscal year 2005 compared to that reported in the first quarter of fiscal year 2004. Approximately 90% of the increase was due to increased subcontractor activity in the Engineering and Construction business segment in support of the Air Force and other government agencies.

     Net service revenue is derived by the deducting of the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenue increased by 12% in the first quarter of fiscal year 2005 primarily due to the profit on the higher subcontracted construction activities as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 79.2% in the first quarter of fiscal year 2005 compared to 78.4% in the first quarter of fiscal year 2004. The increase was primarily due to the lower labor utilization resulting in higher indirect labor costs in the National Security business segment with the continued reduced volume in the chemical and biological laboratories.

     Selling, general and administrative expenses approximated 16.2% of net service revenue in the first quarter of fiscal year 2005, compared to 16.8% in fiscal year 2004. The decrease is primarily due to the increased business volume in first quarter of fiscal year 2005, while expenses were relatively stable.

     Operating income for the first quarter of fiscal year 2005 was $420,000, a 6% increase over that reported in the prior fiscal year. The increase is primarily due to growth in revenue as mentioned above.

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

     Interest expense for the first quarter of fiscal year 2005 was $13,000, a decrease of $41,000 (76%) over that reported in the prior fiscal year. The decrease was due to the Company's improved financial performance, which has resulted in the Company paying off the Company's line of credit and significantly reducing the Company's reliance on its line of credit to meet the working capital requirements.

     Versar's net income for the first quarter of fiscal year 2005 was $407,000 compared to $343,000 in the prior fiscal year. The improved earnings were primarily attributable to the increase in gross revenue as well as the reduced interest costs in the first quarter of fiscal year 2005.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital as of October 1, 2004 approximated $8,009,000, an increase of $515,000 (7%) compared to the prior fiscal year. The increase is primarily due to the improved operating cash flows in the first quarter of fiscal year 2005. In addition, the Company's current ratio at October 1, 2004 was 1.85, which was slightly higher than that reported on June 30, 2004.

     Versar's line of credit with United Bank (Bank) provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (6.25% as of October 1, 2004). The line is guaranteed by the Company and each subsidiary individually, and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. Unused borrowing availability at October 1, 2004 was $5,000,000. The line is subject to renewal in November 2005. The loan has certain covenants related to the maintenance of financial ratios. At October 1, 2004, the Company was in compliance with the financial covenants. The Company intends to expand approximately $450,000 for capital purposes, primarily associated with updating existing information technology systems. Such working capital requirements will be funded through the use of existing cash or the Company's lease line of credit.

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

Item 3 - Quantitative and Qualitative Disclosures About Market
         Risk

     There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year end June 30, 2004.

Item 4 - Procedures and Controls

     As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and has continued for several years. The court recently granted Versar's demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Discovery is expected to be completed by the end of calendar 2004. Trial is scheduled for May 2005. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          	31.1 and 31.2 - Certification pursuant to Securities
                            Exchange Act Section 13a-14.

            32.1 and 32.2 - Certification under Section 906 of the
   				    Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          	Pursuant to the Securities Exchange Release No. 33-8216, Form 8-K, which reported the Company's annual Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on September 16, 2004.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VERSAR, INC.
                                             ------------
                                             (Registrant)




                                          /S/ Theodore M. Prociv
                                      By:________________________
                                      Theodore M. Prociv
                                      Chief Executive Officer,
                                      President, and Director



                                          /S/ Lawrence W. Sinnott
                                      By:________________________
                                      Lawrence W. Sinnott
                                      Senior Vice President,
                                      Chief Financial Officer,
                                      Treasurer, and Principal
                                      Accounting Officer




Date:  November 8, 2004

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



Date: November 8, 2004

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



Date: November 8, 2004

                    /S/ Lawrence W. Sinnott
                    ______________________________
                    Lawrence W. Sinnott
                    Senior Vice President and Chief Financial
                    Officer

                          Exhibit 32.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending October 1, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore M. Prociv, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2004

                          Exhibit 32.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Versar, Inc. (the "Company") on Form 10-Q for the period ending October 1, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence W. Sinnott, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2004