Form 10-Q
period 2004-12-31
VERSAR INC
filed 2005-02-14
CIK 803647

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period      Commission File Number 1-9309
   December 31, 2004                                --------
   -----------------

                          VERSAR Inc.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

              DELAWARE                        54-0852979
---------------------------------    ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

        6850 Versar Center
      Springfield, Virginia                      22151
---------------------------------    ------------------------------------
(Address of principal executive                (Zip Code)
 offices)

Registrant's telephone number, including area code     (703)750-3000
                                                  -----------------------

                         Not Applicable
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                            ------     ------

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes         No   X
                            ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock       Outstanding at January 31, 2005
          ---------------------       -------------------------------

             $.01 par value                       7,910,466

                     VERSAR, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               December 31, 2004 and June 30, 2004                  3

               Consolidated Statements of Operations for
               the Three-Month and Six-Month Periods Ended
               December 31, 2004 and 2003                           4

               Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended December
               31, 2004 and 2003                                    5

               Notes to Consolidated Financial Statements        6-10

     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       11-15

     ITEM 3 -  Quantitative and Qualitative Disclosures
               About Market Risk                                   16

     ITEM 4 -  Procedures and Controls                             16

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                16-17

     ITEM 4 -  Submission of Matters to a Vote of
               Stockholders                                        17

     ITEM 6 -  Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                         18

EXHIBITS                                                        19-36

                   VERSAR, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          (In Thousands)

                                          December 31,     June 30,
                                              2004           2004
                                          ____________   ____________
ASSETS                                    (Unaudited)
 Current assets
  Cash and cash equivalents               $     1,529    $       817
  Accounts receivable, net                     15,950         14,144
  Prepaid expenses and other
   current assets                                 730          1,013
  Deferred income taxes                           168            168
                                          ____________   ____________
     Total current assets                      18,377         16,142

 Property and equipment, net                    2,094          2,108
 Deferred income taxes                            501            501
 Goodwill                                         776            776
 Other assets                                     535            558
                                          ____________   ____________
     Total assets                         $    22,283    $    20,085
                                          ============   ============

LIABILITIES AND STOCKHOLDERS EQUITY
 Current liabilities
  Accounts payable                        $     6,566    $     4,520
  Billing in excess of revenue                    387            433
  Accrued salaries and vacation                 1,534          1,967
  Other liabilities                             1,506          1,728
                                          ____________   ____________
     Total current liabilities                  9,993          8,648

 Other long-term liabilities                    1,163          1,163
 Liabilities of discontinued
  operations, net                                  79            209
                                          ____________   ____________
     Total liabilities                         11,235         10,020
                                          ____________   ____________

 Stockholders' equity
  Common stock, $0.01 par value;
   30,000,000 shares authorized;
   7,906,016 shares and 7,837,033
   shares issued at December 31, 2004
   and June 30, 2004, respectively;
   7,890,511 and 7,821,528 shares
   outstanding at December 31, 2004
   and June 30, 2004, respectively                 79             78
  Capital in excess of par value               21,989         21,835
  Accumulated deficit                         (10,948)       (11,776)
  Treasury stock                                  (72)           (72)
                                          ____________   ____________
     Total stockholders' equity                11,048         10,065
                                          ____________   ____________

     Total liabilities and
      stockholders' equity                $    22,283    $    20,085
                                          ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
           (Unaudited - in thousands, except per share amounts)

                           For the Three-Month       For the Six-Month
                              Periods Ended            Periods Ended
                               December 31,             December 31,
                           ___________________       ___________________
                              2204      2003            2004     2003
                           _________ _________       _________ _________

GROSS REVENUE              $  19,048 $  14,288       $  38,161 $  27,893
Purchased services and
materials, at cost            10,177     6,035          20,103    11,411
                           _________ _________       _________ _________
NET SERVICE REVENUE            8,871     8,253          18,058    16,482

Direct costs of services
 and overhead                  6,875     6,469          14,152    12,921
Selling, general and
 administrative expense        1,565     1,385           3,055     2,765
                           _________ _________       _________ _________

OPERATING INCOME                 431       399             851       796

OTHER EXPENSE
Interest expense                  10        33              23        87
                           _________ _________       _________ _________

INCOME BEFORE TAX                421       366             828       709

Income tax expense               ---       ---             ---       ---
                           _________ _________       _________ _________

NET INCOME                 $     421 $     366       $     828 $     709
                           ========= =========       ========= =========

NET INCOME PER SHARE -
 BASIC                     $    0.05 $    0.05       $    0.11 $    0.10
                           ========= =========       ========= =========

NET INCOME PER SHARE -
 DILUTED                   $    0.05 $    0.05       $    0.10 $    0.09
                           ========= =========       ========= =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -
 BASIC                         7,880     7,262           7,862     7,261
                           ========= =========       ========= =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -
 DILUTED                       8,345     7,569           8,316     7,548
                           ========= =========       ========= =========


     The accompanying notes are an integral part of these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)

                                                  For the Six-Month
                                              Periods Ended December 31
                                              __________________________
                                                  2004          2003
                                              ____________  ____________

Cash flows from operating activities
  Net income                                  $       828   $       709

  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation and amortization                     374           322
    Loss on sale of property and equipment            ---             1
    Provision for doubtful accounts receivable         14            18

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable     (1,820)        1,173
    Decrease in prepaids and other assets             328           487
    Increase in accounts payable                    2,046           115
    Decrease in accrued salaries and vacation        (433)          (65)
    Decrease in other liabilities                    (268)       (1,808)
                                              ____________  ____________
       Net cash provided by continuing
         operations                                 1,069           952

  Changes in net assets/liabilities of
    discontinued operations                          (130)           (2)
                                              ____________  ____________
       Net cash provided by operating
         activities                                   939           950
                                              ____________  ____________

Cash flows used in investing activities
  Purchase of property and equipment                 (360)         (221)
  Increase in life insurance cash surrender
    value                                             (22)          (28)
                                              ____________  ____________

  Net cash used by investing activities              (382)         (249)
                                              ____________  ____________

Cash flows from financing activities
  Net payments on bank line of credit                 ---          (713)
  Proceeds from issuance of the Company's
    common stock                                      155             8
                                              ____________  ____________

       Net cash provided by (used in)
         financing activities                         155          (705)
                                              ____________  ____________

Net increase (decrease) in cash and cash
  equivalents                                         712            (4)
Cash and cash equivalents at the beginning
  of the period                                       817            81
                                              ____________  ____________

Cash and cash equivalents at the end of
  the period                                  $     1,529   $        77
                                              ============  ============

Supplementary disclosure of cash flow
  information:
 Cash paid during the period for
   Interest                                   $        15   $        82
   Income taxes                                        21            31


      The accompanying notes are an integral part of these consolidated financial statements.

                VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2004 for additional information.

	Effective July 1, 2004, the Company changed its fiscal reporting period from the last day of the calendar month end to the last
Friday closest to the calendar month end. As such, the first and second quarters of fiscal year 2005 ended on October 1, and December 31, 2004, respectively.

	The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries
("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.
The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2004, and the results of operations for the three and six-month periods ended December 31, 2004 and 2003. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(C)  Contract Accounting

	Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known.
Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and question of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.

(D)  Income Taxes

	At December 31, 2004, the Company had approximately $4.5 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous

                    VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

years, management recorded a valuation allowance of approximately
$3.8 million against the net deferred tax asset.   The valuation
allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

(E)  Debt

	In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent
(6.5% as of December 31, 2004). The credit facility is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. There were no outstanding borrowings on the credit facility as of December 31, 2004. The credit facility is subject to renewal in November 2005. The credit facility has certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to
1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the credit facility, which may impact the Company's ability to finance its working capital requirements. At December 31, 2004, the Company was in compliance with the financial covenants.

(F)  Discontinued Operations

	In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability at December 31, 2004 of $79,000 is primarily related to wind down the remaining benefit plans obligations of SMC.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations. (See Part II, Item 1 - Legal Proceedings).

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. Approximately $148,500 and $192,200 in severance payments were made in fiscal years 2003 and 2004, with a remaining liability balance of $109,200, which will be disbursed in fiscal year 2005. In addition, $82,000 and $131,000 of the facilities restructure reserve was reduced as a result of modifying existing long term leases in Texas, Chicago, and California facilities in fiscal years 2003 and 2004. The balance of $137,000 is expected to be utilized to reduce the facility costs for expected vacant space that was previously subleased at the Company's headquarters in Springfield, Virginia in fiscal year 2005.

     Versar Board of Directors approved a two-year employment agreement of Mr. Theodore M. Prociv as the Chief Executive
Officer, President and Director of the Company effective December
31, 2004. The agreement is filed as an exhibit in the Form 10Q for period ended December 31, 2004.

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

                    VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

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

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company's common stock equivalents shares consist of stock options.

                  	For the Three-Month        For the Six-Month
                           Periods Ended             Periods Ended
                            December 31,              December 31,
                        ____________________      ____________________

                           2004      2003           2004       2003
                        _________  _________      _________  _________

Weighted average
 common shares
 outstanding - basic    7,880,100  7,262,072      7,862,369  7,260,928

Assumed exercise of
 options
 (treasury stock
  method)                 465,017    307,393        453,973    287,360
                        _________  _________      _________  _________

Weighted average
 common shares
 outstanding -
 basic/diluted          8,345,118  7,569,465      8,316,342  7,548,288
                        =========  =========      =========  =========


(J)  Common Stock

     The Company issued 68,983 shares of common stock upon the exercise of stock options during the first six months of fiscal year 2005. Total proceeds from the exercise of such stock options were approximately $155,000.

     Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock. Through the Plan, employees may purchase shares of Versar common stock from the open market at 90% of its fair market value. The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

(K) Recently Issued Accounting Standards

	In December 2004, Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 123 (Revised 2004), "Shared-Based Payment". Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. The Company is currently evaluating the impact that this pronouncement will have on its future operations.

              VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

	In December 2004, FASB issued SFAS 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4". This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal".
In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

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

     The Company's pro forma information follows (in thousands, except per share data):


                            For the Three-Month      For the Six-Month
                               Periods Ended           Periods Ended
                                December 31,            December 31,
                            ____________________     ____________________
                               2004      2003           2004      2003
                            _________  _________     _________  _________
Net income, as reported     $    421   $    366      $    828   $    709
Less:  Total Stock-Based
 Compensation determined
 under the fair-value
 based method                   (112)       (87)         (209)      (161)
Pro-forma net income             309        279           619        548

Net income per share -
 basic, as reported         $   0.05   $   0.05      $   0.11   $   0.10
Pro-forma net income per
 share - basic                  0.04       0.04          0.08       0.08

Net income per share -
 diluted, as reported       $   0.05   $   0.05      $   0.10   $   0.09
Pro-forma net income
 per share                      0.04       0.04          0.07       0.07

(M) Business Segments

     Effective July 1, 2004, the Company renamed and made minor organizational changes to its business segments. The
Environmental Business segment has been renamed the Infrastructure and Management Services segment and now includes the Company's Pennsylvania, Ohio, and Arizona offices which were formerly part of the Architecture and Engineering business segment. The Architecture and Engineering business segment has been renamed the Engineering and Construction segment and is now focused on larger construction projects. The Defense segment has been renamed the National Security segment. Previous year segment information has been reclassified to conform to the current presentation.

     The Infrastructure and Management Services segment provides a full range of services including remediation/corrective actions, site investigations, professional and management services. The Engineering and Construction segment provides engineering, design and construction management to government and commercial facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment, and detecting and destroying biological and chemical agents.

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

     Summary financial information for each of the Company's segments follows:

                                  For the Three-Month    For the Six-Month
                                     Periods Ended         Periods Ended
                                       December 31,          December 31,
                                  ____________________  ____________________
                                     2004      2003         2004      2003
                                  _________  _________  _________  _________
GROSS REVENUE
_____________

Infrastructure and
 Management Services              $ 10,423   $ 11,340   $ 21,307   $ 21,684
Engineering and Construction         6,891      1,086     12,624      2,633
National Security                    1,734      1,862      4,230      3,576
                                  _________  _________  _________  _________
                                  $ 19,048   $ 14,288   $ 38,161   $ 27,893
                                  =========  =========  =========  =========

NET SERVICE REVENUE
___________________

Infrastructure and
 Management Services              $  6,281   $  6,295   $ 12,821   $ 12,218
Engineering and Construction         1,290        738      2,283      1,644
National Security                    1,300      1,220      2,954      2,620
                                  _________  _________  _________  _________
                                  $  8,871   $  8,253   $ 18,058   $ 16,482
                                  =========  =========  =========  =========

OPERATING INCOME(A)
________________

Infrastructure and
 Management Services              $  1,358   $  1,418   $  2,766   $  2,650
Engineering and Construction           610        100        908        318
National Security                       28        266        232        593
                                  _________  _________  _________  _________
                                     1,996      1,784      3,906      3,561

Selling, general and
 administrataive expenses            1,565      1,385      3,055      2,765
                                  _________  _________  _________  _________
                                  $    431   $    399   $    851   $    796
                                  =========  =========  =========  =========

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS               December 31,         June 30,
___________________                  2004                2004
                                  ____________       ___________

Infrastructure and Management
 Services                         $     8,988        $   10,856
Engineering and Construction            8,170             3,762
National Security                       1,918             2,997
Corporate and Other                     3,207             2,470
                                  ____________       ___________
                                  $    22,283        $   20,085
                                  ============       ===========

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
_____________________

Second Quarter Comparison of Fiscal Year 2005 and 2004
______________________________________________________

	This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability.
Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing;
the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Gross revenues for the second quarter of fiscal year 2005 were $19,048,000, a $4,760,000 (33%) increase over that reported in the second quarter of fiscal year 2004. The increase is attributable to significantly increased construction work in the Engineering and Construction business segment of approximately $5,805,000, as discussed further under the heading "Financial Trends", which was in part offset by reduction in mold remediation work in the Infrastructure and Management Services business segment. The Engineering and Construction gross revenue increases are attributable to roof replacement work in San Diego and other construction projects in support of the Air Force.

     Purchased services and materials increased by $4,142,000 (69%) in the second quarter of fiscal year 2005 compared to that reported in the second quarter of fiscal year 2004. As mentioned above, the increase was due to increased subcontractor activity in the Engineering and Construction business segment in support of the Air Force and other government agencies.

     Net service revenue is derived by the deducting of the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues increased by 7% in the second quarter of fiscal year 2005 primarily due to the profit on the increased subcontracted construction activities as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 77.5% in the second quarter of fiscal year 2005 compared to 78.4% in the second quarter of fiscal year 2004. The decrease was primarily due to the growth in the Engineering and Construction segments net revenue.

     Selling, general and administrative expenses approximated 17.6% of net service revenue in the second quarter of fiscal year 2005, compared to 16.8% in fiscal year 2004. The increase is primarily due to additional staffing costs with the addition of a corporate compliance function to the Company.

     Operating income for the second quarter of fiscal year 2005 was $431,000, a 8% increase over that reported in the prior fiscal year. The increase is due to the improved operating results in the Engineering and Construction segment which were in part offset by lower operating results in the National Security business segment.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Interest expense for the second quarter of fiscal year 2005 was $10,000, a decrease of $23,000 (70%) over that reported in the prior fiscal year. The decrease was due to the Company's improved financial performance, which has resulted in the Company paying off the Company's line of credit and significantly reducing the Company's reliance on its working capital line to manage the Company's working capital requirements.

     Versar's net income for the second quarter of fiscal year 2005 was $421,000 compared to $366,000 in the prior fiscal year. The improved earnings were primarily attributable to the increase in gross revenue as well as the reduced interest costs in the second quarter of fiscal year 2005.

Six Months Comparison of Fiscal Years 2005 and 2004
___________________________________________________

	Gross revenues for the first six months of fiscal year 2005 increased by $10,268,000 (37%) compared to gross revenue in the first six months of fiscal year 2004. The increase is attributable to significantly higher construction work in the Engineering and Construction business segment of approximately $9,991,000, as discussed further under the heading "Financial Trends", which was in part offset by reduced mold remediation work in the Infrastructure and Management Services business segment.

     The increase in gross revenue in the Engineering and Construction business segment is attributable to roof replacement work in San Diego, the construction of a specialized material handling facility, and other construction projects in support of the Air Force.

     Purchased services and materials increased by $8,692,000 (76%) in the first six months of fiscal year 2005 compared to that reported in the first six months of fiscal year 2004. As mentioned above, the increase was due to increased subcontractor activity in the Engineering and Construction business segment in support of the Air Force and other government agencies.

     Net service revenues increased by 10% in the first six months of fiscal year 2005 primarily due to the profit on the higher subcontracted construction activities as mentioned above.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts.
The percentage of these costs to net service revenue for 2005 remained comparable to 2004.

	Selling, general and administrative expenses approximated 16.9% of net service revenue in the first six months of fiscal year
2005, compared to 16.8% in fiscal year 2004. The percentage of these costs to net service revenue for 2005 remained comparable to 2004.

     Operating income for the first six months of fiscal year 2005 was $851,000, a 7% increase over that reported in the prior fiscal year. The increase is primarily due to improved operating results in the Engineering and Construction business segment, which were, in part, offset by lower operating results in the National Security business segment due to continued reduced business volume in the chemical and biological laboratories. The Company anticipates that the business shortfalls in the National Security segment will reverse themselves by the end of the third quarter of fiscal year 2005.

     Interest expense for the first six months of fiscal year 2005 was $23,000, a decrease of $64,000 (74%) over that reported in the prior fiscal year. The decrease was due to the Company's improved financial performance, which has resulted in the Company paying off the Company's line of credit during the fourth quarter of fiscal year 2004.

     Versar's net income for the first six months of fiscal year 2005 was $828,000 compared to $709,000 in the prior fiscal year. The improved earnings were primarily attributable to the increase in gross revenue as well as the reduced interest costs in the second quarter of fiscal year 2005.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Liquidity and Capital Resources
_______________________________

     The Company's working capital as of December 31, 2004 approximated $8,384,000, an increase of $890,000 (12%). The increase is primarily due to improved earnings in the first six months of fiscal year 2005. In addition, the Company's current ratio at December 31, 2004 was 1.84, which was slightly lower than that reported on June 30, 2004 due to the increase in receivables as a result of the 37% increase in gross revenues in the first six months of fiscal year 2005.

     In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (6.5% as of December 31, 2004). The credit facility is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility is subject to renewal in November 2005. The credit facility has certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the line of credit, which may impact the Company's ability to finance its working capital requirements.
At December 31, 2004, the Company was in compliance with the financial covenants.

     We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet our liquidity needs for the next twelve months. There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.

Financial trends
________________

	From fiscal year 2002 to 2004, the net service revenue of the Company continued to decline as the Company wound down the Army
STEPO suit production contract in the National Security business segment. With increased funded contract backlog in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company began to reverse that trend. Multi-million dollar contracts were awarded to the Engineering and Construction business segment. These included roofing projects in San Diego in support of Defense Logistic Agency and hurricane emergency response in various locations in Florida. Recently, the Company was awarded $3 million on construction oversight work in Iraq.
The Company anticipates that both gross and net revenues will continue to increase in fiscal year 2005 as a result of the increased Engineering and Construction work. Such continued growth is dependent upon winning additional follow-on projects and additional new contracts in order to keep the funded contract backlog at levels that would support such continued growth. Management continues to pursue many business opportunities to continue such growth, but can give no assurances that this will be achieved.

     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

	*  General economic or political conditions;
	*  Threatened or pending litigation;
	*  The timing of expenses incurred for corporate initiatives;
	*  Employee hiring, utilization, and turnover rates;
	* The seasonality of spending in the federal government and commercial clients;
	*  Delays in project contracted engagements;
	*  Unanticipated contract changes impacting profitability;
	*  Reductions in prices by our competitors;
	*  The ability to obtain follow on project work;

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

	* Our failure to properly manage projects resulting in additional costs;
	* The impact of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;
	*  Loss of key personnel;
	*  The ability to compete in a highly competitive environment; and
	*  Diversion of federal funding to Iraq.

Critical Accounting Policies and Related Estimates That Have a
______________________________________________________________

Material Effect on Versar's Consolidated Financial Statements
_____________________________________________________________

     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated, financial position, and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included in our annual report filed on form 10-K.

     Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or net estimated realizable value of costs, reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may potentially impact the revenue recognition on a project. Losses on contracts are recognized in the period when they become known.

     From time to time we may proceed with work based on customer direction pending finalization and signing of contractual funding documents. We have an internal process for approving any such work. The Company recognizes revenue based on actual costs incurred to the extent that the funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

     There is the possibility that there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. It is most likely that such adjustments could occur in our growing
Engineering and Construction business segment. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract.
Adjustments to the financial statement are made when they are known.

     Allowance for doubtful accounts: Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables.

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Deferred tax valuation allowance: The Company has approximately $4.5 million in deferred tax assets of which a $3.8 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

     In the first quarter of fiscal year 2003, management implemented a cost restructure plan to improve the operating performance of the Company. The cost reductions, along with stronger revenue, resulted in $1.3 million operating income in fiscal year 2004, a $1 million improvement from the prior year operating income of $262,000. As the likelihood of utilizing deferred tax assets increased, management reduced the tax valuation allowance from $4.1 million to $3.8 million in fiscal year 2004.

	Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or
VGSI).  The transaction was accounted for as a purchase.
Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but does require the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Engineering and Construction (E&C) reporting unit. In performing its goodwill impairment analysis, management has utilized a discounted cash flow model to determine the estimated fair value of the (E&C) reporting unit. This model requires management, among other things, to estimate future revenue and expenses of the E&C reporting unit based upon current contract backlog and projected growth resulting from new business. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. Should the E&C reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether the write down to the asset would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

	During fiscal years 2004 and 2003, management concluded, based upon its impairment analysis, that goodwill relating to the E&C reporting unit was not impaired.

Impact of Inflation
___________________

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Commitments and Contingencies
_____________________________

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. Approximately $148,500 and $192,200 in severance payments were made in fiscal years 2003 and 2004, with a remaining liability balance of $109,200, which will be disbursed in fiscal year 2005. In addition, $82,000 and $131,000 of the facilities restructure reserve was reduced as a result of modifying existing long term leases in Texas, Chicago, and California facilities in fiscal years 2003 and 2004. The balance of $137,000 is expected to be utilized to reduce the facility costs for expected vacant space that previously was subleased at the Company's headquarters in Springfield, Virginia in fiscal year 2005.

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

	On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana.  The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim.  The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part.  The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and has continued for several years. The court recently granted Versar's demand that the Trustees supply
requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Discovery has
been completed.   Motions for summary judgement are expected to
be filed by both parties. The trial, which was set for May 2005 will be rescheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

	Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

The Company's Annual Meeting of Stockholders (the "Annual
Meeting") was held on November 17, 2004. The matters voted on at the Annual Meeting were as follows:

	(1)  The Election of Directors
	     The election of ten nominees to serve as directors of the Company was approved as indicated below:

			                          For       Withheld
                                        ___________  ___________

               Robert L. Durfee           6,700,952       63,180
               Fernando V. Galaviz        6,729,865       34,267
               James L. Gallagher         6,732,023       32,109
               James V. Hansen            6,692,302       71,830
               Amoretta M. Hoeber         6,668,958       95,174
               Paul J. Hoeper             6,730,623       33,509
               Michael Markels, Jr.       6,642,737      121,395
               Amir A. Metry              6,669,971       94,161
               Theodore M. Prociv         6,730,623       33,509

	(2)	To approve the adoption of the Versar, Inc. Employee Stock
            Purchase Plan:

				For		Against	  Abstain
                    ___________   ___________   ___________

			   3,687,175	138,717	   23,454

		Broker Non-Votes		2,914,786

      (3) Ratify the appointment of Grant Thornton LLP as independent accountants for fiscal year 2005 was ratified as follows:

                        For         Against       Abstain
                    ___________   ___________   ___________

			   6,715,785       39,400         8,947

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.113 - Employment Agreement effective December 31,
                   2004 between Registrant and Theodore M. Prociv.

          31.1 and 31.2 - Certification pursuant to Securities
                          Exchange Act Section 13a-14.

          32.1 and 32.2 - Certification under Section 906 of the
                          Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

	    Form 8-K, which reported the Company's annual Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on November 10, 2004.

          Form 8-K, which reported the Company's Employee Stock Purchase Plan Definitive Agreement, was filed with the Securities and Exchange Commission on November 17, 2004.

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


Date:  February 11, 2005