Form 10-Q
period 2005-04-01
VERSAR INC
filed 2005-05-12
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended  April 1, 2005
                                        _______________

               Commission File Number      1-9309
                                     __________________


                           Versar Inc.
____________________________________________________________________
(Exact name of registrant as specified in its charter)

           DELAWARE                         54-0852979
__________________________________  ________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification
 incorporation or organization)      No.)

      6850 Versar Center
     Springfield, Virginia                     22151
__________________________________  ________________________________
(Address of principal executive              (Zip Code)
 offices)

Registrant's telephone number, including area code    (703)750-3000
                                                  __________________


                         Not Applicable
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                            ______     ______

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes          No   X
                            ______      ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class of Common Stock        Outstanding at April 29, 2005
     _____________________        _____________________________
        $.01 par value                      7,923,066

                  VERSAR, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                                                             PAGE
                                                             ____

PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               April 1, 2005 and June 30, 2004                  3

               Consolidated Statements of Operations
               for the Three-Month and Nine-Month
               Periods Ended April 1, 2005 and
               March 31, 2004                                   4

               Consolidated Statements of Cash Flows
               for the Nine-Month Periods Ended April 1,
               2005 and March 31, 2004                          5

               Notes to Consolidated Financial Statements    6-10

     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   11-16

     ITEM 3 -  Quantitative and Qualitative Disclosures
               About Market Risk                               16

     ITEM 4 -  Procedures and Controls                         16

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                            16-17

     ITEM 6 -  Exhibits and Reports on Form 8-K                17

SIGNATURES                                                     18

EXHIBITS                                                    19-22

                  VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)

                                         April 1,        June 30,
                                           2005            2004
                                     _______________  _______________
ASSETS                                 (Unaudited)
  Current assets
     Cash and cash equivalents       $        1,793   $          817
     Accounts receivable, net                12,554           14,144
     Prepaid expenses and other
      current assets                          2,131            1,013
     Deferred income taxes                      168              168
                                     _______________  _______________
          Total current assets               16,646           16,142

  Property and equipment, net                 1,985            2,108
  Deferred income taxes                         501              501
  Goodwill                                      776              776
  Other assets                                  511              558
                                     _______________  _______________
          Total assets               $       20,419   $       20,085
                                     ===============  ===============

LIABILITIES AND STOCKHOLDERS EQUITY
  Current liabilities
     Accounts payable                $        3,979   $        4,520
     Billing in excess of revenue               276              433
     Accrued salaries and vacation            1,931            1,967
     Other liabilities                        1,934            1,728
                                     _______________  _______________
          Total current liabilities           8,120            8,648

  Other long-term liabilities                 1,055            1,163
  Liabilities of discontinued
   operations, net                               58              209
                                     _______________  _______________
          Total liabilities                   9,233           10,020
                                     _______________  _______________

  Stockholders' equity
    Common stock, $0.01 par value;
     30,000,000 shares authorized;
     7,924,116 shares and 7,837,033
     shares issued at April 1, 2005
     and June 30, 2004, respectively;
     7,908,611 and 7,821,528 shares
     outstanding at April 1, 2005 and
     June 30, 2004, respectively                 79               78
    Capital in excess of par value           22,029           21,835
    Accumulated deficit                     (11,776)         (10,850)
    Treasury stock                              (72)             (72)
                                     _______________  _______________
          Total stockholders' equity         11,186           10,065
                                     _______________  _______________

          Total liabilities and
           stockholders' equity      $       20,419   $       20,085
                                     ===============  ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
      (Unaudited - in thousands, except per share amounts)

                        For the Three-Month      For the Nine-Month
                           Periods Ended            Periods Ended
                        _________  _________     _________  _________
                         April 1,   March 31,     April 1,   March 31,
                           2005       2004          2005       2004
                        _________  _________     _________  _________

GROSS REVENUE           $ 14,937   $ 15,130      $ 53,098   $ 43,023
Purchased services and
 materials, at cost        6,101      6,683        26,204     18,094
                        _________  _________     _________  _________
NET SERVICE REVENUE        8,836      8,447        26,894     24,929

Direct costs of services
 and overhead              7,198      6,956        21,350     19,877
Selling, general and
 administrative expenses   1,516      1,427         4,571      4,192
                        _________  _________     _________  _________

OPERATING INCOME             122         64           973        860

OTHER EXPENSE
Interest expense              24         43            47        130
                        _________  _________     _________  _________
INCOME BEFORE TAX             98         21           926        730

Income tax expense           ---        ---           ---        ---
                        _________  _________     _________  _________

NET INCOME              $     98   $     21      $    926   $    730
                        =========  =========     =========  =========

NET INCOME PER SHARE -
 BASIC                  $   0.01   $    ---      $   0.12   $   0.10
                        =========  =========     =========  =========

NET INCOME PER SHARE -
 DILUTED                $   0.01   $    ---      $   0.11   $   0.10
                        =========  =========     =========  =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -
 BASIC                     7,914      7,304         7,879      7,275
                        =========  =========     =========  =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -
 DILUTED                   8,302      7,737         8,306      7,583
                        =========  =========     =========  =========




The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                   (Unaudited - in thousands)

                                               For the Nine-Month
                                                  Periods Ended
                                              ____________________
                                               April 1,  March 31,
                                                 2005      2004
                                              _________  _________

Cash flows from operating activities
  Net income                                  $    926   $    730

  Adjustments to reconcile net income to net
   cash used in operating activities
      Depreciation and amortization                555        489
      Loss on sale of property and equipment       ---          1
      Provision for doubtful accounts
       receivable                                   15         21

  Changes in assets and liabilities
      Decrease in accounts receivable            1,575        131
      (Increase) decrease in prepaids and
       other assets                             (1,038)       369
      (Decrease) increase in accounts payable     (541)       712
       Decrease in accrued salaries and
        vacation                                   (36)      (474)
      Increase (decrease) in other liabilities     (59)    (1,011)
                                              _________  _________
          Net cash provided by continuing
           operations                            1,397        968

   Changes in net assets/liabilities of
    discontinued operations                       (151)        (4)
                                              _________  _________
          Net cash provided by operating
           activities                            1,246        964
                                              _________  _________

Cash flows used in investing activities
  Purchase of property and equipment              (432)      (394)
  Increase in life insurance cash surrender
   value                                           (33)       (42)
                                              _________  _________
  Net cash used by investing activities           (465)      (436)
                                              _________  _________

Cash flows from financing activities
  Net payments on bank line of credit              ---       (706)
  Proceeds from issuance of the Company's
   common stock                                    195        141
                                              _________  _________
          Net cash provided by (used in)
           financing activities                    195       (565)
                                              _________  _________
Net increase (decrease) in cash and cash
 equivalents                                       976        (37)
Cash and cash equivalents at the beginning
 of the period                                     817         81
                                              _________  _________
Cash and cash equivalents at the end of
 the period                                   $  1,793   $     44
                                              =========  =========

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for
    Interest                                  $     54   $    120
    Income taxes                                    41         39


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

     Effective July 1, 2004, the Company changed its fiscal reporting period from the last day of the calendar month end to the last Friday closest to the calendar month end. As such, the first three quarters of fiscal year 2005 ended on October 1 and December 31, 2004, and April 1, 2005.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of April 1, 2005, and the results of operations for the three and nine-month periods ended April 1, 2005 and March 31, 2004. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At April 1, 2005, the Company had approximately $4.5 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous years, management recorded a valuation allowance of approximately $3.8 million against the net deferred tax asset.

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

(E)  Debt

     In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (6.75% as of April 1, 2005). The credit facility is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. There were no outstanding borrowings on the credit facility as of April 1, 2005. The credit facility is subject to renewal in November 2005 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the credit facility, which may impact the Company's ability to finance its working capital requirements. At April 1, 2005, the Company was in compliance with such financial covenants.

(F)  Discontinued Operations

     In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and disposed of substantially all of the remaining assets and liabilities. The remaining liability at April 1, 2005 of $58,000 is primarily related to settling the remaining benefit plans obligations of SMC.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations. (See Part II, Item 1 - Legal Proceedings).

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. Approximately $148,500 and $192,200 in severance payments were made in fiscal years 2003 and 2004, with a remaining liability balance of $109,200, which will be disbursed in fiscal year 2005. In addition, $82,000 and $131,000 of the facilities restructure reserve was reduced as a result of modifying existing long term leases in Texas, Chicago, and California facilities in fiscal years 2003 and 2004. On April 1, 2005, the reserve balance of $137,000 is expected to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia in early fiscal year 2006.

     Versar Board of Directors approved a two-year employment agreement of Mr. Theodore M. Prociv as the Chief Executive
Officer, President and Director of the Company effective December
31, 2004. The agreement is filed as an exhibit in the Form 10Q for period ended December 31, 2004.

(H)  Goodwill and Other Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. (subsequently renamed Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards
(SFAS) No.  142,  "Goodwill  and Other Intangible Assets" which

                   VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Engineering & Construction (E&C) reporting unit. In performing its goodwill impairment analysis, management has utilized a discounted cash flow model to determine the estimated fair value of the E&C reporting unit. This model requires management, among other things, to estimate future revenue and expenses of the E&C reporting unit based upon current contract backlog and projected growth resulting from new business. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.

     For fiscal years 2004 and 2003, management concluded, based upon its impairment analysis, that goodwill relating to the E&C reporting unit was not impaired. Goodwill impairment testing for fiscal year 2005 will be performed in the fourth fiscal quarter.

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company's common stock equivalents shares consist of stock options.

                          For the Three-Month      For the Nine-Month
                             Periods Ended            Periods Ended
                          ____________________     ____________________
                           April 1,  March 31,      April 1,  March 31,
                             2005      2004           2005      2004
                          _________  _________     _________  _________

Weighted average common
 shares outstanding -
 basic                    7,914,442  7,303,828     7,879,293  7,275,386

Assumed exercise of
 options (treasury stock
 method)                    387,129    432,894       426,660    307,763
                          _________  _________     _________  _________

Weighted average common
 shares outstanding -
 basic/diluted            8,301,571  7,736,722     8,305,953  7,583,149
                          =========  =========     =========  =========

(J)  Common Stock

     The Company issued 87,083 shares of common stock upon the exercise of stock options during the first nine months of fiscal year 2005. Total proceeds from the exercise of such stock options were approximately $196,000.

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

     The Company's pro forma information follows (in thousands, except per share data):


                        For the Three-Month      For the Nine-Month
                           Periods Ended            Periods Ended
                        ____________________     ____________________
                         April 1,  March 31,      April 1,  March 31,
                           2005      2004           2005      2004
                        _________  _________     _________  _________
Net income, as reported $     98   $     21      $    926   $    730
Less:  Total Stock-Based
 Compensation determined
 under the fair-value
 based method               (130)      (103)          (334)     (259)
Pro-forma net income         (32)       (82)           592       471

Net income per share -
 basic, as reported     $   0.01   $    ---      $    0.12  $   0.10
Pro-forma net income per
 share - basic               ---      (0.01)          0.08      0.06

Net income per share -
 diluted, as reported   $   0.01   $    ---      $    0.11  $   0.10
Pro-forma net income
 per share                   ---      (0.01)          0.07      0.06

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

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

     Summary financial information for each of the Company's segments follows:

                           For the Three-Month     For the Nine-Month
                              Periods Ended           Periods Ended
                           ____________________    ____________________
                            April 1,  March 31,     April 1,  March 31,
                              2005      2004          2005      2004
                           _________  _________    _________  _________

GROSS REVENUE
_____________
Infrastructure and
 Management Services       $ 10,509   $ 11,526     $ 31,816   $ 33,210
Engineering and
 Construction                 2,465      1,923       15,089      4,556
National Security             1,963      1,681        6,193      5,257
                           _________  _________    _________  _________
                           $ 14,937   $ 15,130     $ 53,098   $ 43,023
                           =========  =========    =========  =========

NET SERVICE REVENUE
___________________
Infrastructure and
 Management Services       $  6,729   $  6,662     $ 19,550   $ 18,880
Engineering and
 Construction                   420        674        2,703      2,318
National Security             1,687      1,111        4,641      3,731
                           _________  _________    _________  _________
                           $  8,836   $  8,447     $ 26,894   $ 24,929
                           =========  =========    =========  =========

OPERATING INCOME(A)
___________________
Infrastructure and
 Management Services       $  1,638   $  1,474     $  4,404   $  4,124
Engineering and
 Construction                  (252)        66          656        384
National Security               252        (49)         484        544
                           _________  _________    _________  _________
                              1,638      1,491        5,544      5,052

Selling, general and
 administrative expenses      1,516      1,427        4,571      4,192
                           _________  _________    _________  _________
                           $    122   $     64     $    973   $    860
                           =========  =========    =========  =========

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS                 April 1, 2005        June 30, 2004
___________________                 __________________________________

Infrastructure and Management
 Services                           $       9,524        $      10,856
Engineering and Construction                4,154                3,762
National Security                           1,864                2,997
Corporate and Other                         4,877                2,470
                                    _____________        _____________
                                    $      20,419        $      20,085
                                    =============        =============

(N)  Subsequent Event

     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company's existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar's environmental core business. The Cultural Resources Group will be incorporated into the Company's Infrastructure and Management Services (IMS) segment. Currently, the Company is working on the allocation of purchase price to identifiable assets. It is anticipated that the eleven Cultural Resources employees will be relocated to the Company's Springfield facility in the middle of May 2005.

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Financial trends
________________

     From fiscal year 2002 to 2004, the net service revenue of the Company continued to decline as the Company wound down the Army STEPO suit production contract in the National Security business segment. With increased funded contract backlog in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company began to reverse that trend. Multi-million dollar contracts were awarded to the Engineering and Construction business segment. These included roofing projects in San Diego in support of Defense Logistic Agency and hurricane emergency response in various locations in Florida. Recently, the Company was awarded $4 million for construction oversight work in Iraq. The Company achieved significant gross revenue growth in the first nine months of fiscal year 2005 as a result of increased Engineering and Construction work. Such continued growth is dependent upon winning additional follow-on projects and additional new contracts in order to keep the funded contract backlog at levels that would support continued growth.
Management continues to pursue many business opportunities to continue such growth, but can give no assurances that this will be achieved.

     During the third quarter of fiscal year 2005, gross revenues on the Engineering and Construction business segment declined from the first half of the fiscal year due to delays in obtaining follow-on projects. The reduction in gross revenues along with the delay in resolution of several construction change orders negatively impacted the operating results for the quarter.

     Additional delays in contract funding for the Environmental Protection Agency and certain civilian agencies also experienced delays because of the diversion of funds for the war effort. Management expects that trend to reverse in the fourth quarter of fiscal year 2005.

     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

	*	General economic or political conditions;
	*	Threatened or pending litigation;
	*	The timing of expenses incurred for corporate initiatives;
	*	Employee hiring, utilization, and turnover rates;
	*	The seasonality of spending in the federal government and
          	commercial clients;
	*	Delays in project contracted engagements;
	*	Unanticipated contract changes impacting profitability;
	*	Reductions in prices by our competitors;
	*	The ability to obtain follow on project work;
	*	Our failure to properly manage projects resulting in
		additional costs;
	*	The cost of compliance for the Company's laboratories;
	*	The impact of a negative government audit potentially
		impacting our costs, reputation and ability to work with
		the federal government;
	*	Loss of key personnel;
	*	The ability to compete in a highly competitive
		environment; and
	*	Federal funding delay due to war in Iraq.

Results of Operations
_____________________

Third Quarter Comparison of Fiscal Year 2005 and 2004
_____________________________________________________

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

     Gross revenues for the third quarter of fiscal year 2005 were $14,937,000, a $193,000 (1%) decrease over that reported in the third quarter of fiscal year 2004. The decrease in gross revenues is attributable to decreased revenues in the Company's Infrastructure and Management Services segment due to project funding delays with the Environmental Protection Agency as a result of budget delays and the reallocation of funds for the war efforts in Iraq as well as reduced mold remediation work. The decrease was in part offset by increased revenues in the Engineering and Construction business segment.

     Purchased services and materials decreased by $582,000 (9%) in the third quarter of fiscal year 2005 compared to that reported in the third quarter of fiscal year 2004. The decrease was primarily the result of a reduction in mold remediation work in the Infrastructure and Management Services segment which in part were offset by the higher subcontracted efforts in the Engineering and Construction group.

     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues increased by 5% in the third quarter of fiscal year 2005 primarily as a result of improved operating performance in the National Security business segment.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 81.5% in the third quarter of fiscal year 2005 compared to 82.3% in the third quarter of fiscal year 2004. The decrease was primarily attributable to improved labor utilization over that reported in the prior fiscal reporting period.

     Selling, general and administrative expenses approximated 17.2% of net service revenue in the third quarter of fiscal year 2005, compared to 16.9% in the third quarter of fiscal year 2004. The increase in the percentage is due to additional staffing costs with the addition of a corporate compliance function to the company.

     Operating income for the third quarter of fiscal year 2005 was $122,000, a $58,000 increase over that reported in the prior fiscal quarter. The increase is primarily due to the decrease in direct costs of services and overhead as a percentage of net service revenue as mentioned above.

     Interest expense for the third quarter of fiscal year 2005 was $24,000, a decrease of $19,000 (44%) over that reported in the prior fiscal quarter. The decrease was due to the Company's improved cash management efforts to pay off the Company's line of credit in fiscal year 2004 and significantly reduce the Company's reliance on its working capital line to manage the Company's working capital requirements.

     Versar's net income for the third quarter of fiscal year
2005 was $98,000 compared to $21,000 in the prior fiscal quarter. The improved earnings were primarily attributable to the decrease in direct costs and services and overhead and reduced utilization of the Company's line of credit resulting in less interest expense. The improved performance in the Infrastructure and Management Services and National Security business segments were in part

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

offset by the lower financial performance in the Engineering and Construction business segment. (See Note M. Business Segments)

Nine Months Comparison of Fiscal Years 2005 and 2004
____________________________________________________

     Gross revenues for the first nine months of fiscal year 2005 increased by $10,075,000 (23%) compared to gross revenue in the first nine months of fiscal year 2004. The increase is attributable to higher construction work in the Engineering and Construction business segment, which is discussed further under the heading "Financial Trends". The increase in gross revenue in the Engineering and Construction business segment is attributable to roof replacement work in San Diego and the construction of a specialized material handling facility in support of the Air Force and other government agencies.

     Purchased services and materials increased by $8,110,000 (45%) in the first nine months of fiscal year 2005 compared to that reported in the first nine months of fiscal year 2004. As mentioned above, the increase was due to increased subcontractor activity related to the work in the Engineering and Construction business segment in support of the Air Force and other government agencies.

     Net service revenues increased by 8% in the first nine months of fiscal year 2005 primarily due to the profit on the higher subcontracted construction activities as mentioned above.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that directly attributable to contracts. The percentage of these costs to service revenue for the first nine months of fiscal year 2005 decreased slightly to 79.4% compared to 79.7% in the first nine months of fiscal year 2004.

     Selling, general and administrative expenses approximated
17.0% of net service revenue for the first nine months of fiscal year 2005, compared to 16.8% in fiscal year 2004.

     Operating income for the first nine months of fiscal year 2005 was $973,000, a 13% increase over that reported in the prior fiscal year. The increase is primarily due to the improved operating results in the Engineering and Construction business segment, which were in part offset by lower operating results in the Infrastructure and Management Services business segment.

     Interest expense for the first nine months of fiscal year 2005 was $47,000, a decrease of $83,000 (64%) over that reported in the prior fiscal year. The decrease was due to the improved cashflows from operations and improved cash management efforts, which resulted in the Company paying off the Company's line of credit during the fourth quarter of fiscal year 2004.

     Versar's net income for the first nine months of fiscal year 2005 was $926,000 compared to $730,000 in the prior fiscal year. The improved earnings were primarily attributable to the increase in gross revenue as well as the reduced interest costs in fiscal year 2005.

Liquidity and Capital Resources
_______________________________

     The Company's working capital as of April 1, 2005 approximated $8,526,000, an increase of $1,032,000 (14%). The increase is primarily due to improved earnings in the first nine months of fiscal year 2005. In addition, the Company's current ratio at April 1, 2005 was 2.05, which was slightly increased over that reported on June 30, 2004 due to the improved cash position and increase in other assets in the first nine months of fiscal year 2005.

     In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (6.75% as of April 1, 2005). The credit facility is guaranteed by the Company and

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility is subject to renewal in November 2005, and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At April 1, 2005, the Company was in compliance with the financial covenants.

     We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet the Company's liquidity needs for the next twelve months. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.

Critical Accounting Policies and Related Estimates That Have a
______________________________________________________________

Material Effect on Versar's Consolidated Financial Statements
_____________________________________________________________

     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company's consolidated, financial position, and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included in our annual report filed on Form 10-K.

     Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or net estimated realizable value of costs, reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may effect the revenue recognition on a project. Losses on contracts are recognized in the period when they become known.

     From time to time we may proceed with work based on customer direction pending finalizing and signing of contract funding documents. We have an internal process for approving any such work. The Company recognizes revenue based on actual costs incurred to the extent that the funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

     There is the possibility that there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. It is most likely that such adjustments could occur in our Engineering and Construction business segment. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract. Adjustments to the financial statement are made when they are known.

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

     Deferred tax valuation allowance: The Company has approximately $4.5 million in deferred tax assets of which a $3.8 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

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

Commitments and Contingencies
_____________________________

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. Approximately $148,500 and $192,200 in severance payments were made in fiscal years 2003 and 2004, with a remaining liability

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

balance of $109,200, which will be disbursed in fiscal year 2005. In addition, $82,000 and $131,000 of the facilities restructure reserve was reduced as a result of modifying existing long term leases in Texas, Chicago, and California facilities in fiscal years 2003 and 2004. The balance of $137,000 is expected to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia in early fiscal year 2006.

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

     Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

     There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In August 1997, Versar entered into a contract with the Trustees for the Enviro-Chem Superfund Site, which provided that, based upon an existing performance specification, Versar would refine the design, and construct and operate a soil vapor extraction system. During the performance of the contract, disputes arose between Versar and the Trustees regarding the scope of work. Eventually, Versar was terminated by the Trustees for convenience. The Trustees then failed to pay certain invoices and retainages due Versar.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has commenced and has continued for several years. The court granted Versar's demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgement are expected to be filed by both parties later this year. The trial, which had been set for May 2005, will be rescheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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

     Form 8-K, which reported the acquisition of the Cultural
     Resources Group of Parsons Corporation, was filed with the Securities and Exchange Commission on April 19, 2005.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VERSAR, INC.
                                             ____________
                                             (Registrant)



 							/S/ Theodore M. Prociv
                                      By:_______________________
                                      Theodore M. Prociv
                                      Chief Executive Officer,
                                      President, and Director




                                         /S/ Lawrence W. Sinnott
                                      By:_______________________
                                      Lawrence W. Sinnott
                                      Senior Vice President,
                                      Chief Financial Officer,
                                      Treasurer, and Principal
                                      Accounting Officer




Date:  May 11, 2005