Form 10-Q/A
period 2005-04-01
VERSAR INC
filed 2005-05-12
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

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
                                     _______________  _______________

  Stockholders' equity
    Common stock, $0.01 par value;
     30,000,000 shares authorized;
     7,924,116 shares and 7,837,033
     shares issued at April 1, 2005
     and June 30, 2004, respectively;
     7,908,611 and 7,821,528 shares
     outstanding at April 1, 2005 and
     June 30, 2004, respectively                 79               78
    Capital in excess of par value           22,029           21,835
    Accumulated deficit                     (10,850)         (11,776)
    Treasury stock                              (72)             (72)
                                     _______________  _______________
          Total stockholders' equity         11,186           10,065
                                     _______________  _______________

          Total liabilities and
           stockholders' equity      $       20,419   $       20,085
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