Form 10-K
period 2005-07-01
VERSAR INC
filed 2005-09-26
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
July 1, 2005	No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(I.R.S. employer identification no.)	(State or other jurisdiction of
incorporation or organization)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $25,034,193.
     The number of shares of Common Stock outstanding as of September 2, 2005 was 7,998,701.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
Business Overview
     Versar, Inc., a Delaware corporation organized in 1969, (the “Company” or “Versar”), is a professional services firm that provides the government and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, defense and homeland security needs. Versar operates in two primary business segments: 1) Infrastructure and Management Services and 2) National Security.
     The Infrastructure and Management Services business segment provides services including environmental compliance management, environmental restoration, environmental conservation, engineering, design, and construction management services. The National Security business segment provides a comprehensive range of testing, evaluation, system integration and field support services in the chemical domain. Capabilities include systems testing and evaluation; development and evaluation of detection technologies; development and production of personal protective systems; counter-terrorism planning; air quality analysis; and information technology support.
     In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company’s remediation business, shared similar customers, business opportunities and was duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations.
     In fiscal year 2005, Versar expanded both our capabilities and geographic support to the government sector by adding a cultural resources unit and providing extensive Title II engineering oversight services overseas in Iraq. In addition, management continued to reduce overhead and facility costs, and refocus the marketing and sales efforts on our core business and strategic business targets.
     In fiscal year 2005, the Company discontinued its biological laboratory operations due to poor financial performance, market concentration, and poor business outlook. As such, the financial results have been segregated into discontinued operations and the assets and liabilities have been segregated until the final disposition of the laboratory has occurred.

Infrastructure and Management Services
     Versar’s customers are incorporating environmental health and safety activities into their management systems and day-to-day operations. Versar supports our customers by providing the full range of scientific, engineering and program management services to address prevention, detection, control, management, and clean-up of toxic substances and hazardous waste. The Infrastructure and Management Services business segment is the largest component of Versar’s business base. Support to the Department of Defense (DoD), the U.S. Environmental Protection Agency (EPA) and state and local governments comprise the majority of this work. Programs generally focus on six major service areas, described below: compliance with environmental regulations, restoration of contaminated sites, prevention of pollution at the source, conservation of natural and cultural resources, engineering and design, and construction oversight.
     Compliance: Versar provides support for regulatory compliance programs involving air, water and other media. The trend in DoD compliance services is to use the capabilities of personnel from professional services firms to support on-site activity at DoD facilities. In 2005, Versar continued its growth in its professional services division providing on-site environmental management and compliance services. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core mission of defense of the nation. Versar’s company-wide federal outsourcing technical support business revenue increased by 14% in fiscal year 2005 providing technical and professional staff primarily to the U. S. Army and Air Force. Versar in 2005 added over 20 professional and administrative on-site support staff at over 19 DoD installations and industrial facilities not previously serviced. The current Administration’s public commitment to utilize the resources of the private sector to meet its personnel needs is another factor that has driven this segment of the business.
     Compliance and scientific support for the U.S. Environmental Protection Agency (EPA) continued to show stable revenue in fiscal year 2005. All existing contracts were used to capacity, with EPA adding options to several base contracts.
     Environmental Restoration: Federal restoration program revenue generally stayed stable in fiscal year 2005 as DoD restoration projects were converted from traditional cost plus to performance-based, fixed price contracts. Versar recognized this shift in contract needs and adjusted its bidding process to accommodate the new contracting process. As a result, Versar was awarded three such contracts in fiscal years 2004 and 2005 by the Air Force Center for Environmental Excellence (AFCEE). The first contract, awarded in 2004, is a contract for remediation of chlorinated solvents and hydrocarbons at Charleston AFB, SC, and will result in payments aggregating $4 million over a four-year period. The second contract, also awarded in 2004, is a $2.8 million performance-based contract to close a missile launch control facility and a fire training facility at Vandenberg AFB, CA. Two follow-on Task Orders representing $2.5 million in additional work are scheduled for award in early fiscal year 2006. The third contract, in fiscal year 2005 was a $6 million, 6-year contract from the Army to clean up sites and provide onsite O&M support at Schofield barracks and Tripler Medical facility in Honolulu, Hawaii. This project opens Versar to the Pacific Rim arena for additional DoD infrastructure services support.
     Another significant development in the restoration arena in 2005 was the award of two grants through the Environmental Security Technology Certification Program (ESTCP) to develop decision support tools for investigating sites with munitions and explosives of concern.
     The Air Force, however, continues to be our largest remediation customer, and through our existing AFCEE contracts we continue to bid and win task efforts at bases worldwide. In 2005, Versar continued to perform restoration support services at Vandenberg AFB, Beale AFB, and Buckley AFB, in the U.S., and Ramstein and Moron AFB, in Europe. Work at military training ranges is also expanding, through subcontracting opportunities with large DoD operations and maintenance firms. We have increased our staff of field personnel at Nellis AFB, Nevada, on a 15-year contract, and expect to provide more personnel at Nellis AFB and other ranges in fiscal year 2006. At Nellis AFB, Versar is saving and recycling UXO residue. The residue is sold as scrap and the resultant funds are turned over to the installation for further range cleaning.

     Remediation of mold has also been a growth area for Versar. Versar’s indoor air quality business has increased in the past year led by an expansion in mold investigation and remedial services. In fiscal year 2004, Versar completed an $11 million project involving mold remediation, moisture infiltration mitigation and engineering management services for a national real estate development company, John Laing Homes.
     Pollution Prevention: Versar has been involved with innovative pollution prevention (P2) programs since the 1980s. The market has shifted from the assessment of opportunities for P2 to engineering solutions that use sustainable, low impact technology to replace traditional processes.
     Our premiere P2 program continues to revolve around the technology associated with cleaning oxygen systems aboard military aircraft. The Aircraft Oxygen Line Cleaning System (OLCS) development project is complete, and has successfully been demonstrated on a number of aircraft platforms in the DoD inventory, including the B-1 bomber, the F-15 and F-16 fighter aircraft, and the C-130 transport. In 2004, a smaller-scale Oxygen Cart Cleaning System was developed and tested. Work continued in fiscal year 2005 as we demonstrated the technology on a B-52 aircraft and helped an aircraft manufacturer prove that crew-expansion projects could be performed in a clean manner relative to oxygen systems. We also provided oxygen converter cleaning services in the Tinker AFB oxygen shop.
     Conservation of Natural and Cultural Resources: Versar continues to grow our specialized expertise in ecological assessment, restoration and resource management. For more than 30 years we have supported the states of Maryland, Virginia and Delaware as well as the EPA, National Oceanic and Atmospheric Administration (NOAA), United States Fish and Wildlife Service (USFWS) and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay, and the development of management practices to restore this endangered ecosystem. In 2005, Versar was awarded a 5-year contract to continue monitoring of biota living in the Bay’s sediments and an additional contract to monitor the small planktonic organisms that serve as food for fish. As a cooperator with the University of Maryland, Versar is currently conducting an ecological risk assessment of the proposal by various states to introduce the Asian oyster to the Bay to enhance the Bay’s ecology and sustain commercial fishing in the region. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar has continued to assess the ecological consequences of beach restoration through removal of sand from offshore deposits. Our recent work has employed innovative technologies, such as underwater video, to evaluate how fish and other marine organisms may respond to USACE dredging programs.
     Our watershed planning and storm water management programs have expanded and diversified in the past year. For a comprehensive planning project in an urban watershed in Fairfax County, Virginia, Versar has been developing low impact development (LID) alternatives for improving water and habitat quality. For Frederick County, Maryland, we have been identifying sites in impaired watersheds that may present cost-effective and ecologically beneficial locations for restoration programs.
     Versar’s Cultural Resources (CR) Division, newly acquired in April 2005 from Parsons Corporation, added a new dimension to Versar’s broad range of professional services that already included professional services cultural staff supporting several DoD installations. Operating since 1977, the CR Division has successfully executed nearly 1,000 projects for federal, state, local and municipal, commercial, industrial and private clients in 49 states, Puerto Rico, Argentina and Japan. The staff of 12 professionals with a full-scale archaeological laboratory conducts projects in compliance with the National Environmental Protection Act, the National Historic Preservation Act, and other legislation. As cultural resources compliance is an integral and mandatory part of environmental planning, the addition of this group gives Versar the edge in satisfying customers’ total environmental needs in future projects.
     Engineering and Design: In 2005, Versar completed the renovation and security upgrades of a materials processing center for a confidential federal client in the metropolitan Washington, DC area which includes 76,000 square feet of renovation and fit-out. This state-of-the-art facility provides worker and facility protection, including protection from explosive, radiological, biological and chemical agent exposure, which is technically superior to that currently being utilized by other similar facilities in the public and private sectors.
     Versar has completed design services and performed construction inspection for infrastructure projects at industrial process facilities, cleanrooms, laboratories (e.g., BSL-3 and Entomology), and weapons destruction facilities, for example, at Merck, Printpack, Barr Laboratories, Newport News Shipbuilding, Dynax, U.S. Air Force, U.S. Army and the Defense Threat Reduction Agency.

     Construction Management: Versar completed three major construction projects that were initiated in late fiscal year 2004 including a roofing systems repair/replacement project for the Defense Logistics Agency (DLA) for two buildings at the DLA Defense Distribution Center in San Diego, California; a modular infectious disease laboratory for the Air Force Surgeon General at Lackland AFB, Texas; and a demolition and remediation project at Vandenberg AFB, California.
     Versar was also awarded a task order by AFCEE to provide Quality Assurance and Construction Oversight (Title II services) at AFCEE reconstruction projects throughout Iraq. Under the $4 million task order, Versar quickly demonstrated its construction expertise through an initiative to develop skilled-labor trade schools for the Iraqi workforce and an initiative to create the first ever, comprehensive Constructions Standards for Iraq.
     Versar’s repeat federal and state engineering and construction clients in fiscal year 2005 included U.S. Air Force, U.S. Army, General Services Administration, U.S. Department of State, Virginia Department of Transportation, Virginia Department of Mental Health, Virginia Tech, University of Virginia, and Virginia Commonwealth University. For these customers, Versar has provided a wide variety of services including those described above, ranging from new facility design, facility renovations, energy improvement projects, infrastructure evaluation, and related support services.
     Versar is recognized by our clients for providing vulnerability assessment, environmental health and safety systems integration and facility hardening, along with innovative design/build services. Versar has the expertise to cost-effectively design/construct facilities on an expedited basis, including those with homeland defense and anti-terrorism/force protection considerations.
National Security
     The National Security segment consists primarily of the operations of GEOMET Technologies, LLC. The National Security segment operates in several defense markets:
     Personal Protection Equipment: GEOMET, is a leader in developing, testing and manufacturing personal protection equipment (PPE). In fiscal year 2004, GEOMET announced its DTAPS® (Disposable Toxicological Agent Protective System) Level B coverall chemical/biological protective suits, which are the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, will help fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals, chemical terrorism agents, or biological terrorism agents. The DTAPS® Level B coverall ensemble is a fully integrated and chemical warfare agent tested protective system including a coverall suit, a reusable chemical splash hood, boots, and breathing system.
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
     The Company continues to be successful with submittals to the Technical Support Working Group (TSWG). TSWG is the U.S. national forum that identifies, prioritizes, and coordinates interagency and international research and development (R&D) requirements for combating terrorism. TSWG has awarded the Company an R&D task, for example, to develop a heat stress calculation system for personal protection system use which accurately predicts how long an individual can operate in specific conditions. The system, based on a personal data assistant device, allows the user to rapidly assess and calculate the heat stress on an individual outfitted with PPE, and how long they can operate safely. Work continues in 2006 towards deployment of an operational system for TSWG under this contract.
     Chemical Surety Laboratory: Versar owns and operates one of four non-federal DoD licensed Surety Laboratories in the U.S. The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples (air, soil, water, and sludge) for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
     GEOMET was also selected to be the lead subcontractor, providing nuclear, chemical and biological test and evaluation services to the West Desert Test Center (WDTC) located on the U.S. Army Dugway Proving Ground (DPG), Utah. The prime contract is a cost plus fixed fee contract with a value of $285 million and a one-year basic period of performance along with fourteen options and award terms, making the potential total contract period 15 years. Versar’s estimated portion of this contract is $35 million over the 15 year period of performance. The WDTC test programs include evaluation of munitions, chemical/biological detection and protection devices, testing to determine nuclear, biological, chemical contamination and decontamination survivability of various Department of Defense material and equipment, and a wide range of developmental testing and applied research related to tactics, techniques, and procedures.
     The Chemical Surety laboratory worked in fiscal year 2005 to improve its compliance with required regulations promulgated by the U.S. Army and the U.S. Department of Commerce, which are the agencies that provide oversight of operations and inspections of the facility. During fiscal year 2005, the Company was awarded a $6.9 million, five-year contract with the U.S. Marine Corps, Marine Logistics Command to support the Joint Service Chemical Agent Testing Program. GEOMET will provide chemical, and other testing services across a broad range of programs to protect military and homeland security personnel against weapons of mass destruction threats.
Versar/GEOMET Collaboration Programs
     Navy Systems Engineering Support: The Company was selected as a team member on two teams for a major Navy Contract Vehicle, called “SEAPORT II”. These teams are headed by Lockheed Martin Corp. and ELS, Inc., and will compete for naval ship and weapon systems support services awarded by the Naval Sea Systems Command. Versar will support each team with vulnerability assessments, systems engineering, test and evaluation, science and technology, field support, Base Realignment and Closure (BRAC) support services, and environmental services. The Navy estimates the value to all contractors of this 15 year program will be worth up to $19.5 billion for the design, building and maintenance of the Navy’s ships and combat systems. This is an opportunity to provide Versar’s unique defense services to the Navy’s ship and weapons program for the next 15 years.
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

     Vulnerability Assessments: Versar continued to build a track record involving the assessment of critical infrastructure for vulnerability to terrorist attack. Versar is a licensee of Sandia National Laboratories (SNL) Risk Assessment Methodology for the execution of vulnerability assessments. Contracts were awarded by over 80 cities for water utility vulnerability assessments across the nation. The firm holds SNL licenses for Risk Assessment Methodology in the following areas: Water (W), Chemical Facilities (CF), Communities (C), Transmission Lines (T), and Dams (D). Versar has trainers in RAM-WTM, RAM-CFTM, and RAM-CTM, and has offered training sessions from Atlanta to Honolulu. There are less than 100 trainers for these approaches in the U.S. for protection, and response to potential terrorist threats.
     USAF Vulnerability Assessments: In fiscal year 2004, Versar was awarded a $1.1M contract by the Air Force Institute of Operational Health to perform food service vulnerability assessments (FSVAs) at over 90 Air Force installations around the country. The FSVAs use the Operational Risk Management (ORM) method to check the food supply chain from the vendors (both prime vendor and other vendors) to the fork of the airmen’s mouths. Recommendations are made in the vulnerability assessments to improve protection of the food supply chain. By 2005, Versar had performed FSVAs at 12 Air Force Reserve Command (AFRC) bases, and 78 Air National Guard (ANG bases) around the U.S. during the past two years.
     DoD Contract Support: The Company was successful as a subcontractor on the ECBC (Edgewood Chemical Biological Center) engineering support Contract awarded by the Edgewood Chemical Biological Center in Edgewood, MD. The Company will market this contract vehicle during fiscal year 2006 to secure task orders involving chemical and biological warfare agents, support systems and programs. Versar believes this contract will become an important foundation for future work in this arena.
Markets
     Versar’s services are continuing to evolve in response to clients’ changing needs and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. The Company has focused its emphasis on outsourcing professional services for government customers, developing long term level of effort contracts to stabilize the Company’s business base and on the challenging homeland security market.
     Terrorism and defense issues are the biggest short-term threat facing the economy, well ahead of government spending and the deficit. The next president will devote at least half of his time to the Middle East and terrorism. Management believes that each business segment has expertise to address the needs raised by these national security issues. The Company believes that Versar is well positioned in the defense and national security sectors in the coming years.
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
     Success in the federal markets continues to be driven by a cost-effective set of solutions, such as the Guaranteed Fixed Price Remediation Program, outsourcing at the point of need, and relationships with key customers.
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
     Our market areas of environmental, architecture and engineering and defense reflect a mix of business that we believe will be stable and allow for growth, while retaining our core capability. The synthesis of our core capabilities, however, is an important selling feature as customers look for one source to meet their needs. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package, and we are actively pursuing customers that require these combined services.
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
     Versar will also continue to target small business set aside opportunities in the federal marketplace, under the North American Industry Classification System (NAICS) codes that provide opportunities for firms with fewer than 500 employees. We continue to work with customers to make them aware of the benefits of setting aside work under these NAICS codes, and expect that trend to continue. Typically, for large, environmental contracts, at least one of the awards is targeted for a small business, and Versar believes it is well equipped with its depth of expertise to compete in that sector.
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
     Total contract backlog includes funded backlog, existing written contracts and unutilized contract capacity, including option periods, in which funding for work or tasks has not yet been authorized. The amount of total contract backlog is what Versar reasonably believes, based on past experience and present expectations, will become funded backlog over the next five to seven years. There cannot be any assurance, however, that all amounts included in total contract backlog will ultimately become funded backlog and, when if funded, that it will ultimately be realized as revenue.

     As of June 30, 2005, funded backlog for Versar was approximately $31 million, a decrease of 33% compared to approximately $46 million as of June 30, 2004. The backlog decrease was attributable to the substantial completion of two major construction projects that were awarded in the fourth quarter of fiscal year 2004.
     As of June 30, 2005, total contract backlog for Versar, including unfunded government task orders, was approximately $405 million, as compared to approximately $370 million as of June 30, 2004, an increase of 9%. The increase is due to the award of six new contract vehicles during fiscal year 2005.
Employees
     At July 1, 2005, Versar had approximately 379 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Eighty-five percent of the Company’s professional employees have a bachelor’s degree, thirty-four percent have a master’s degree, and six percent have a doctorate degree.
Item 2. Properties
     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 68,014 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two-percent escalation per year through May 31, 2009.
     As of September 2, 2005, the Company had under lease an aggregate of approximately 173,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg and Norfolk, VA; Tempe, AZ; Fair Oaks, CA; Northglenn, CO; Lombard, IL; Baltimore, Columbia, Gaithersburg and Germantown, MD; Oklahoma City, OK; San Antonio, TX; and Horsham, PA. The lease terms primarily range from two to six years.
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
     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery which has continued for several years is now completed. The court granted Versar’s demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgement are expected to be filed by both parties. No trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2005.

EXECUTIVE OFFICERS
     The current executive officers of Versar, and their ages as of September 6, 2005, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY
Theodore M. Prociv	57	President and Chief Executive Officer

Lawrence W. Sinnott	43	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

Jerome B. Strauss	56	Senior Vice President, Infrastructure and Management Services Business Segment

Paul W. Kendall	52	Senior Vice President, National Security Business Segment

James C. Dobbs	60	Senior Vice President, General Counsel and Secretary
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
     Lawrence W. Sinnott, MBA, CPA, joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993, he was elected Treasurer and Corporate Controller. In 1994, he became Vice President, Chief Financial Officer and Treasurer. In October 1999, he was elected Senior Vice President. On September 6, 2005, he was elected Executive Vice President and Chief Operating Officer. From 1989 to 1991, he was Controller of a venture capital company, Defense Group, Inc.
     Jerome B. Strauss, P.E., joined Versar in 1977, was elected Vice President in 1999, and Senior Vice President in 2003. He served as Division Director for Waste Management from 1989-2002, and Unit Manager for Atlantic Operations from 2001-2002. Mr. Strauss has led work in virtually all areas of environmental services during his 27 years with Versar.
     Paul W. Kendall, B.S., J.D., joined Versar in 1994 as Manager of Business Development, was elected Vice President in 2000, served as Vice President of Corporate Development from January to October 2003, and since November 2003 as Senior Vice President, Defense Business Segment and President of GEOMET Technologies LLC.
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
     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At July 1, 2005, the Company had 1,156 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2005 and 2004 are presented below.

Fiscal Year 2005	High	Low
4th Quarter	$3.80	$3.00
3rd Quarter	4.45	3.59
2nd Quarter	4.70	3.90
1st Quarter	4.88	3.70

Fiscal Year 2004	High	Low
4th Quarter	$5.40	$3.21
3rd Quarter	3.84	3.20
2nd Quarter	3.80	2.56
1st Quarter	3.29	2.55
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

Item 6. Selected Financial Data (unaudited)
     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-3 of this report. The financial data is as follows:

	For the Years Ended
	July 1,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$67,678	$60,067	$56,646	$67,988	$65,816
Net Service Revenue	35,638	33,656	34,747	38,189	39,481
Operating Income (Loss)	1,427	1,913	612	619	(352)
Income (Loss) from Continuing Operations	1,361	1,827	(658)	159	(1,030)
(Loss) Income from Discontinued Operations	(1,159)	(636)	(350)	(80)	243
Net Income (Loss)	202	1,191	(1,008)	79	(787)
Income (Loss) per share from Continuing Operations — Diluted	$.16	$.24	$(.09)	$.02	$(.16)
(Loss) income per share from Discontinued Operations — Diluted	$(.14)	$(.09)	$(.05)	$ ( .01)	$ . 04
Net Income (Loss) per share — Diluted	$.02	$.16	$(.14)	$.01	$(.12)
Weighted Average Shares Outstanding - Diluted	8,263	7,675	7,231	6,998	6,470

Consolidated Balance Sheet related data:

Working Capital	$7,887	$7,494	$4,940	$6,600	$7,073
Current Ratio	1.86	1.87	1.47	1.70	1.86
Total Assets	20,912	20,085	19,336	21,273	20,117

Current Portion of Long-Term Debt	—	—	—	—	170
Long-Term Debt	—	—	—	—	—

Total Debt, excluding bank line of credit	—	—	—	—	170

Stockholders’ Equity	$10,552	$10,065	$7,396	$8,324	$6,013

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial trends
     From fiscal year 2002 to 2004, the net service revenue of the Company declined as the Company wound down the Army STEPO suit production contract in the National Security business segment. With increased funded contract backlog in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company began to reverse that trend. Multi-million dollar contracts were awarded to the Infrastructure and Management Services business segment. These included roofing projects in San Diego in support of the Defense Logistic Agency and hurricane emergency response in various locations in Florida. The Company achieved significant gross revenue growth in the first half of fiscal year 2005 as a result of increased Infrastructure and Management Services work. Such continued growth is dependent upon winning additional follow-on projects and additional new contracts in order to keep the funded contract backlog at levels that would support continued growth. Management continues to pursue many business opportunities to continue such growth, and recently, the Company was awarded a $4 million contract for construction oversight in Iraq. However, there can be no assurance that the Company’s efforts to grow the business base will be successful or that the Company will receive sufficient contract awards to replace work as contracts are completed.
     During the third and fourth quarters of fiscal year 2005, gross revenues on the major construction projects declined compared to the first half of the fiscal year due to delays in obtaining follow-on and new projects. The resulting reduction in gross revenues along with the delay in resolution of several construction change orders negatively impacted the Company’s operating results for the second half of fiscal year 2005.
     Additionally, there were delays in contract funding for the Environmental Protection Agency and certain delays with civilian agencies also experienced delays because of the diversion of funds for the war effort, and the announcement of additional military base closings by the BRAC commission, which impacted funding by approximately $5 million.
     In fiscal year 2005, the Company discontinued the operations of its biological laboratory primarily due to the continued poor operating performance, market saturation and future business outlook. Such results are presented as discontinued operations for financial statement purposes and the assets and liabilities have been segregated as the Company winds down the business affairs of the laboratory.
     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow on project work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories; - The impact of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to war in Iraq.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
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
     Versar’s gross revenue for fiscal year 2005 totaled $67,678,000, a $7,611,000 (13%) increase compared to gross revenue of $60,067,000 for fiscal year 2004. Gross revenue for fiscal year 2004 increased by 3,421,000 (6%) over that reported in fiscal year 2003. The increase in fiscal year 2005 was primarily due to increased construction revenues in the Infrastructure and Management Services business segment of $7,347,000 primarily in the first half of year. The increase in gross revenue in the Infrastructure and Management Services business segment is attributable to roof replacement work in San Diego, the construction of a specialized material handling facility, and Title II construction quality control work in Iraq in support of the Air Force and other government agencies. In the second half of fiscal year 2005, the Company has not been successful in replacing that business volume. The increase in fiscal year 2004 was due to increased revenues in the Infrastructure and Management Services business segment primarily related to subcontracted mold remediation work. This is further discussed under the heading “Financial Trends”.
     Purchased services and materials for fiscal year 2005 totaled $32,040,000, a (21%) increase over that reported in fiscal year 2004. Purchased services and materials for fiscal year 2004 increased by $4,512,000 (21%) over fiscal year 2003. The increase in 2005 was due to increased subcontracted construction work in the Infrastructure and Management Services business segment as mentioned above. The increase in fiscal year 2004 was due to higher subcontractor costs associated with the increase in mold remediation activity as mentioned above.
     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company’s labor force. Net service revenue increased by 6% in fiscal year 2005, primarily due to an increase in direct project labor, which generated higher margins as compared to fiscal year 2004. Net service revenues decreased by 3% in fiscal year 2004 due to a decrease in revenue generated from the Company’s work force compared to fiscal year 2003.
     Direct costs of service and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased slightly to 78.2% in fiscal year 2005 compared to 78.1% in fiscal year 2004 and 79.3% in fiscal year 2003. The increase in the percentage in fiscal year 2005 is due to lower profit margins in the Company’s Infrastructure and Management Services business segment in which the Company recorded lower revenue due to schedule slippage and a contract dispute that has not been resolved as of the end of the fiscal year. As per the Company’s revenue recognition policy, the disputed revenue will not be recorded until resolved.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Selling, general and administrative expenses approximated 17.2% of net service revenue in fiscal year 2005, compared to 16.2% in fiscal year 2004 and 16.6% in fiscal year 2003. The increase is due to higher marketing labor, the engagement of consultants, and Sarbanes Oxley compliance costs to begin assessing and documenting internal controls in preparation for Section 404 internal control requirements.
     In fiscal year 2005, the Company recorded a restructuring charge of $217,000 for the estimated costs of terminating a long term office lease in Versar’s northeast regional office. Such costs were recorded due to a business downturn in that office, as a result of the BRAC closures. This made it no longer viable to continue occupying the facility. In fiscal year 2003, the Company recorded a restructuring charge of $800,000 to reduce the Company’s overall cost structure and to reduce costs in non-performing divisions. These costs included severance payments to terminated employees and estimated costs to restructure certain facility leases.
     Operating income for fiscal year 2005 was $1,427,000, compared to $1,913,000 in fiscal year 2004. Operating income from continuing operations decreased in fiscal year 2005 primarily due to the restructuring charge and lower profitability as a result of a contract dispute as mentioned above. Fiscal year 2004 operating income of $1,913,000 was $1,301,000 higher than that recorded in fiscal year 2003 due to the $800,000 restructuring charge recorded in fiscal year 2003 as mentioned above and improved operating results.
     Interest expense during fiscal year 2005 was $66,000, a decrease of $87,000 from fiscal year 2004. The decrease is primarily attributable to reduced borrowing under the Company’s line of credit. In fiscal year 2004, interest expenses decreased by $13,000 from fiscal year 2003. The reduction was due to lower interest rates on the Company’s line of credit.
     No tax expense was recorded in fiscal year 2005. In fiscal year 2004, the Company recorded a $67,000 tax benefit. In fiscal year 2003, the Company increased the tax valuation allowance by $1,096,000. The increase was due to the reduced operating performance in fiscal year 2003. The Company has approximately $4.4 million in deferred tax assets of which a $3.5 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company’s ability to generate taxable income, including management’s ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.
     Income from continuing operations for fiscal year 2005 was $1,361,000, compared to $1,827,000 in fiscal year 2004. Income from continuing operations decreased in fiscal year 2005 primarily due to the restructuring charge and lower profitability as a result of a contract dispute as mentioned above. Fiscal year 2004 income from continuing operations was $2,485,000 higher than that recorded in fiscal year 2003 due to the $800,000 restructuring charge recorded in fiscal year 2003 as mentioned above and improved operating results, and the increase to the tax valuation allowance recorded in fiscal year 2003.
     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to the lack of business volume, market concentration, and poor operating performance. Operating losses for the biological laboratory were $556,000, $636,000, and $350,000 for fiscal years 2005, 2004, and 2003, respectively. In addition, the Company recorded an additional loss of $603,000 for the disposition of the biological laboratory, which included a charge of $183,000 for the write-off of certain equipment and leasehold improvements and a charge of $420,000 for the estimated termination costs of the facilities lease.
     In summary, Versar’s net income for fiscal year 2005 was $202,000 compared to net income of $1,191,000 in fiscal year 2004 and net loss of $1,008,000 in fiscal year 2003.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
REVENUE
     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	July 1,		June 30,		June 30,
	2005		2004		2003
	(In thousands, except for percentages)
Government
EPA	$3,972	6%	$4,315	7%	$3,312	6%
State & Local	8,620	13%	7,785	13%	8,865	16%
Department of Defense	31,182	46%	22,921	38%	24,343	43%
Other	14,786	22%	8,558	14%	7,644	13%
Commercial	9,118	13%	16,488	28%	12,482	22%

Gross Revenue	$67,678	100%	$60,067	100%	$56,646	100%

     The increase in Department of Defense and other government revenues were primarily due to the large construction projects performed during fiscal year 2005. Such increases were in part offset by the winding down of a large commercial mold remediation project during the year.
Liquidity and Capital Resources
     The Company’s working capital as of July 1, 2005 approximated $7,887,000, an increase of $393,000 (5%). In addition, the Company’s current ratio at July 1, 2005 was 1.86, which was slightly lower than that reported on June 30, 2004 due to the increase in receivables and prepaids and the utilization of the line of credit during the year.
     In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (7.25% as of July 1, 2005). As of July 1, 2005, Versar had outstanding borrowing of $777,000 and additional availability of $4,223,000 under the line of credit. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and are collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility is scheduled for renewal in November 2005, and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At July 1, 2005, the Company was in compliance with the financial covenants.
     We believe that our borrowing capacity and the renewal of the line of credit, together with anticipated cash flows from operations, is sufficient to meet the Company’s liquidity needs for the next year. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity Requirements
     At July 1, 2005, the Company had unfunded contractual payment obligations of approximately $3,361,000 due within the next twelve months. The table below specifies the total contractual payment obligations as of July 1, 2005.

Contractual	Total	Less than	1-3	4-5	After 5
Obligations	Cost	1 year	years	years	years
(In thousands)
Operating leases	$10,977	$2,809	$4,653	$2,889	$626
Capital lease	1,007	46	99	109	753
Notes payable	529	506	23	00	00

Total contractual cash obligations	$12,513	$3,361	$4,775	$2,998	$1,379

Critical Accounting Policies and Related Estimates That Have a Material Effect on Versar’s Consolidated Financial Statements
     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company’s consolidated, financial position, and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-K.
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
     From time to time we may proceed with work based on customer direction pending finalizing and signing of contract funding documents. We have an internal process for approving any such work. The Company recognizes revenue based on actual costs incurred to the extent that the funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.
     There is the possibility that there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. It is most likely that such adjustments could occur with our larger fixed priced projects. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract. Adjustments to the financial statement are made when they are known.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Allowance for doubtful accounts: Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs pincurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables.
     Deferred tax valuation allowance: The Company has approximately $4.4 million in deferred tax assets of which a $3.5 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company’s ability to generate taxable income, including management’s ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 because many of the services provided were similar to the Company’s remediation business, shared similar customers, business opportunities, and was duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $23M which is in excess of the carrying amount of goodwill on the books. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether the write down to the asset would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     During fiscal years 2005 and 2004, management concluded, based upon its impairment analysis, that goodwill relating to the Infrastructure and Management Services reporting unit was not impaired.
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company’s existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar’s environmental core business. The Cultural Resources Group will be incorporated into the Company’s Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company has executed a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price has been allocated to contract rights being amortized over a three-year period.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     New accounting pronouncements: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). The Company is in the process of assessing the impact on the adoption of 123(R).
Impact of Inflation
     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.
Business Segments
     Versar currently has two business segments: Infrastructure and Management Services and National Security. The details on these segments are in Note B of the Notes to the Consolidated Financial Statements.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 9B. Other Information
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2005 fiscal year end and is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2005 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2005 fiscal year.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2005 fiscal year.
Item 14. Principal Accountant Fees and Services
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(A)(1) Financial Statements:
     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of July 1, 2005 and June 30, 2004

c)	Consolidated Statements of Operations for the Years Ended July 1, 2005, June 30, 2004 and June 30, 2003

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 1, 2005, June 30, 2004 and June 30, 2003

e)	Consolidated Statements of Cash Flows for the Years Ended July 1, 2005, June 30, 2004 and June 30, 2003

f)	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended July 1, 2005, June 30, 2004 and June 30, 2003
All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits:
The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 23 through 25 of this report.
(B) Reports on Form 8-K
          A Form 8-K, which reported the Company’s third quarter Results of Operations and Financial Condition, was furnished to, but not filed with the Securities and Exchange Commission on May 12, 2005.
          A Current Report Form 8-K, which reported the accelerated vesting of certain stock options, was filed with the Securities and Exchange Commission on June 29, 2005.

Exhibit Index

Page Number/
Item No.	Description	Reference
3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A	)

3.2	Bylaws of Versar, Inc.	(A	)

3.3	Amendment to the Bylaws of Versar, Inc.	(W	)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A	)

10.10	Incentive Stock Option Plan *.	(B	)

10.11	Executive Tax and Investment Counseling Program.	(A	)

10.12	Nonqualified Stock Option Plan *.	(B	)

10.13	Employee Incentive Plan, as amended *.	(E	)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I	)

10.66	Agreement dated January 13, 1994 between the Registrant and the Department of the Air Force	(K	)

10.90	AFCEE RAC Contract	(Q	)

10.100	AFCEE ENRAC Contract	(U	)

10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and Radyr Investments Limited	(V	)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W	)

10.108	Employment Agreement dated December 1, 2003 between Versar, Inc. and Theodore M. Prociv*	(X	)

10.109	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*	(X	)

10.110	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*	(X	)

10.111	Modification Agreement of the Revolving Commercial Note dated May 12, 2004 between Registrant and United Bank	(X	)

10.112	AFCEE WERC Contract dated December 5, 2003	(X	)

10.113	2002 Stock Incentive Plan	(Y	)

		Page Number/
Item No.	Description	Reference
10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	28-42

10.115	Form of Stock Option Agreement	43-46

10.116	Air National Guard Contract dated July 6, 2005	47-122

22	Subsidiaries of the Registrant	(Q	)

23	Consent of Independent Certified Public Accountants, Grant Thornton LLP to register shares under the Company’s Option Plans under Form S-8 dated September 7, 2004	(X	)

31.1	Certifications by Theodore M. Prociv, CEO and President pursuant to Securities Exchange Rule 13a-14	123

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President and CFO pursuant to Securities Exchange Rule 13a-14	124

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2005 by Theodore M. Prociv, CEO and President	125

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2005 by Lawrence W. Sinnott, Exec. Vice President and CFO	126

*	Indicates management contract or compensatory plan or arrangement
(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant=s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (AFY1998 Form 10-K@) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on September 26, 2000.

(U)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001 (“FY2001 Form 10-K”) filed with the Commission on September 28, 2001.

(V)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2002 (“FY2002 Form 10K”) filed with the Commission on September 16, 2002.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 (“FY2003 Form 10K”) filed with the Commission on September 26, 2003.

(X)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 (“FY2004 Form 10K”) filed with the Commission on September 27, 2004.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Definitive Proxy Statement filed with the Commission on October 11, 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

/S/ Paul J. Hoeper

Date: September 6, 2005
Paul J. Hoeper
Chairman and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 6, 2005
Paul J. Hoeper

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 6, 2005

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 6, 2005

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 6, 2005

/S/ Robert L. Durfee Robert L. Durfee	Director	September 6, 2005

/S/ James L. Gallagher James L. Gallagher	Director	September 6, 2005

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 6, 2005

SIGNATURES	TITLE	DATE

/S/ James V. Hansen James V. Hansen	Director	September 6, 2005

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 6, 2005

/S/ Amir A. Metry Amir A. Metry	Director	September 6, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) (the Company), and subsidiaries as of July 1, 2005 and June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of July 1, 2005 and June 30, 2004, and the results of their operations and cash flows for each of the three years in the period ended July 1, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited Schedule II for the year ended July 1, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/S/ Grant Thornton, LLP
Vienna, Virginia
September 6, 2005

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 1,	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$132	$817
Accounts receivable, net	14,577	14,144
Prepaid expenses and other current assets	2,017	1,013
Deferred income taxes	308	168

Total current assets	17,034	16,142

Property and equipment, net	1,855	2,108
Deferred income taxes	457	501
Goodwill	776	776
Other assets	790	558

Total assets	$20,912	$20,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$777	$—
Accounts payable	3,958	4,520
Billing in excess of revenue	92	433
Accrued salaries and vacation	1,490	1,967
Other liabilities	2,550	1,728
Liabilities of discontinued operations, net	280	—

Total current liabilities	9,147	8,648

Other long-term liabilities	1,041	1,163
Liabilities of discontinued operations, net	172	209

Total liabilities	10,360	10,020

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 7,924,116 shares and 7,837,033 shares issued July 1, 2005 and June 30, 2004, respectively; 7,908,611 shares and 7,821,528 shares outstanding at July 1, 2005 and June 30, 2004, respectively	79	78
Capital in excess of par value	22,119	21,835
Accumulated deficit	(11,574)	(11,776)
Treasury stock	(72)	(72)

Total stockholders’ equity	10,552	10,065

Total liabilities and stockholders’ equity	$20,912	$20,085

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003

GROSS REVENUE	$67,678	$60,067	$56,646
Purchased services and materials, at cost	32,040	26,411	21,899

NET SERVICE REVENUE	35,638	33,656	34,747

Direct costs of services and overhead	27,871	26,279	27,566
Selling, general and administrative expenses	6,123	5,464	5,769
Restructuring charge	217	—	800

OPERATING INCOME	1,427	1,913	612

OTHER EXPENSE
Interest expense	66	153	166
Income tax (benefit) expense	—	(67)	1,104

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,361	1,827	(658)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(556)	(636)	(350)
Loss on disposal of discontinued operations	(603)	—	—

LOSS FROM DISCONTINUED OPERATIONS	(1,159)	(636)	(350)

NET INCOME (LOSS)	$202	$1,191	$(1,008)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS — BASIC	$0.17	$0.25	$(0.09)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS — DILUTED	$0.16	$0.24	$(0.09)

LOSS FROM DISCONTINUED OPERATION — BASIC AND DILUTED	$(0.07)	$(0.09)	$(0.05)

LOSS ON DISPOSAL OF DISCONTINUED OPERATION — BASIC AND DILUTED	$(0.07)	$—	$—

NET INCOME (LOSS) PER SHARE — BASIC	$0.03	$0.16	$(0.14)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.02	$0.16	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	7,890	7,360	7,231

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	8,263	7,675	7,231

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended July 1, 2005, June 30, 2004, and 2003

							Total
			Capital in	Accumu-			Stock-
	Common	Stock	Excess of	lated	Treasury	Treasury	holders’
	Shares	Amount	Par Value	Deficit	Shares	Stock	Equity
Balance, June 30, 2002	7,226	$72	$20,270	$(11,959)	(13)	$(59)	$8,324

Exercise of stock options	32	1	77	—	—	—	78
Tax benefit from exercise of stock options	—	—	2	—	—	—	2
Net loss	—	—	—	(1,008)	—	—	(1,008)

Balance, June 30, 2003	7,258	73	20,349	(12,967)	(13)	(59)	7,396

Exercise of stock options	579	5	1,486	—	—	—	1,491
Purchase of Treasury stock	—	—	—	—	(3)	(13)	(13)
Net income	—	—	—	1,191	—	—	1,191

Balance, June 30, 2004	7,837	78	21,835	(11,776)	(16)	(72)	10,065

Exercise of stock options	87	1	195	—	—	—	196
Share-based compensation	—	—	33	—	—	—	33
Tax benefit from exercise of stock options	—	—	56	—	—	—	56

Net income	—	—	—	202	—	—	202

Balance, July 1, 2005	7,924	$79	$22,119	$(11,574)	(16)	$(72)	$10,552

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
Cash flows from operating activities
Income (loss) from continuing operations	$1,361	$1,827	$(658)
Loss from discontinued operations	(1,159)	(636)	(350)
Net income (loss)	202	1,191	(1,008)
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operations
Depreciation and amortization	740	670	699
Loss on sale of property and equipment	183	1	26
Provision for doubtful accounts receivable	100	191	300
Non-qualified stock option	33	—	—
(Decrease) increase in deferred tax asset	(96)	(67)	1,097
Tax benefit on exercise of non-qualified stock options	56	—	2

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(533)	(471)	356
(Increase) decrease in prepaid expenses and other assets	(1,174)	333	(169)
(Decrease) increase in accounts payable	(562)	1,360	(1,266)
Decrease in accrued salaries and vacation	(477)	(42)	(186)
Increase (decrease) in other liabilities	359	(1,003)	219

Net cash (used in) provided by continuing operations	(1,169)	2,163	70
Changes in net assets/liabilities of discontinued operations	243	(110)	(42)

Net cash (used in) provided by operating activities	(926)	2,053	28

Cash flows used in investing activities
Purchases of property and equipment	(670)	(615)	(415)
(Increase) decrease in life insurance cash surrender value	(61)	(55)	11

Net cash used in investing activities	(731)	(670)	(404)

Cash flows from financing activities
Net borrowing (payment) on bank line of credit	777	(2,125)	266
Purchase of treasury stock	—	(13)	—
Proceeds from issuance of common stock	195	1,491	78

Net cash provided by (used in) financing activities	972	(647)	344

Net (decrease) increase in cash and cash equivalents	(685)	736	(32)
Cash and cash equivalents at the beginning of the year	817	81	113

Cash and cash equivalents at the end of the year	$132	$817	$81

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$69	$134	$156
Income Taxes	$39	$41	$78
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A SIGNIFICANT ACCOUNTING POLICIES
     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are infrastructure and management services and national security (see Note B).
     Accounting estimates: The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 because many of the services provided were similar to the Company’s remediation business, shared similar customers, business opportunities, and was duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $23M which is in excess of the carrying amount of goodwill on the books. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether the write down to the asset would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     During fiscal years 2005 and 2004, management concluded, based upon its impairment analysis, that goodwill relating to the Infrastructure and Management Services reporting unit was not impaired.
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company’s existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar’s environmental core business. The Cultural Resources Group will be incorporated into the Company’s Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company has executed a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price has been allocated to contract rights being amortized over a three-year period.
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
     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and wound down the remaining assets and liabilities. The remaining liability at June 30, 2005 of $32,000 is primarily reserved to wind down the remaining benefit plans of SMC.
     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to the lack of business volume and poor operating performance. Operating losses for the biological laboratory were $556,000, $636,000, and $350,000 for fiscal years 2005, 2004, and 2003, respectively. In addition, the Company recorded an additional loss of $603,000 for the disposition of the biological laboratory, which included a charge of $183,000 for the write-off of certain equipment and leasehold improvements and a charge of $420,000 for the estimated termination costs of the facilities lease.
     Stock-based compensation: The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.
     Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
Net income	$202	$1,191	$(1,008)
Add: Share-based compensation expense included in reported net income	33	—	—
Deduct: Total share-based compensation expense determined under fair value based method	(232)	(87)	(125)

Pro forma net (loss) income	$3	$1,104	$(1,133)

Earnings (loss) per share:
Basic — as reported	$0.03	$0.16	$(0.14)
Diluted — as reported	$0.02	$0.16	$(0.14)
Basic — pro forma	$—	$0.15	$(0.16)
Diluted — pro forma	$—	$0.14	$(0.16)

Weighted average shares:
Weighted average common shares outstanding — basic	7,890	7,360	7,231
Weighted average common shares outstanding — diluted	8,263	7,675	7,231
     Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     Effective June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain previously awarded unvested and “out-of-the-money” stock options that have an exercise price per share of $3.00 or more for all employees and officers of the Company. The awards accelerated were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005 was $3.00. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). The non-qualified stock options were not included in the acceleration. Based on the potential for these options to have value over their expected life, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis, as a result of the acceleration.
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

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
Weighted average number of shares outstanding — basic	7,890	7,360	7,231

Effect of assumed exercise of options	373	315	—

Weighted average number of shares outstanding — diluted	8,263	7,675	7,231

     Deferred compensation: The Company permitted employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company has liabilities for deferred compensation of $800,000 and $922,000 at July 1, 2005 and June 30, 2004, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, was $431,000 and $370,000 at July 1, 2005 and June 30, 2004, respectively.
     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.
     Classification: Certain prior year information has been reclassified to conform to current year presentation.
NOTE B BUSINESS SEGMENTS
     The Company’s business segments are Infrastructure and Management Services and National Security. The Infrastructure and Management Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems, engineering, design and construction management to industrial, commercial and government facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment.
     In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company’s remediation business, shared similar customers, business opportunities and was duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations, with the cyclical nature of the former Engineering and Construction business segment. The Company now evaluates the business along these two business lines. The prior year segment information has been restated to conform to the new presentation.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.
     Summary financial information for each of the Company’s segments follows:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
NET SERVICE REVENUE
Infrastructure and Management Services	$29,745	$28,454	$28,984
National Security	5,893	5,202	5,763

	$35,638	$33,656	$34,747

OPERATING INCOME(A)
Infrastructure and Management Services	$6,655	$5,999	$5,193
National Security	1,112	1,378	1,988

	$7,767	$7,377	$7,181

Selling, general and administrative expenses	(6,123)	(5,464)	(5,769)
Restructuring charge	(217)	—	(800)

OPERATING INCOME	$1,427	$1,913	$612

(A)	Operating income is defined as net service revenue less direct costs of services and overhead.

	Years Ended
	July 1,	June 30,
	2005	2004
	(In thousands)
IDENTIFIABLE ASSETS
Infrastructure and Management Services	$15,270	$14,618
National Security	1,770	2,997
Corporate and Other	3,872	2,470

Total Assets	$20,912	$20,085

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE C ACCOUNTS RECEIVABLE

	Years Ended
	July 1,	June 30,
	2005	2004
	(In thousands)
Billed receivables
U.S. Government	$6,410	$4,189
Commercial	2,783	4,487
Unbilled receivables
U.S. Government	5,600	5,422
Commercial	246	1,039

	15,039	15,137
Allowance for doubtful accounts	(462)	(993)

	$14,577	$14,144

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contracts, attainment of certain contract objectives, or completion of Federal and state governments’ incurred cost audits. Management anticipates that the July 1, 2005 unbilled receivables will be substantially billed and collected in fiscal year 2006.
NOTE D PROPERTY AND EQUIPMENT

		Years Ended
	Estimated	July 1,	June 30,
	Useful Life	2005	2004
	in Years	(In thousands)
Furniture and fixtures	10	$755	$760
Equipment	3 to 10	6,030	5,493
Capital leases	Life of lease	712	712
Leasehold improvements	Life of lease	1,329	1,570

		8,826	8,535
Accumulated depreciation and amortization		(6,971)	(6,427)

		$1,855	$2,108

     Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $740,000, $670,000, and $699,000 for the years ended July 1, 2005, June 30, 2004 and 2003, respectively.
     Maintenance and repair expenses approximated $264,000, $279,000, and $289,000 for the years ended July 1, 2005, June 30, 2004, and 2003, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE E DEBT
     In September 2003, Versar entered into a new line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on the borrowings is based on prime plus one and a half percent (7.25% as of July 1, 2005). As of July 1, 2005, Versar had outstanding borrowing of $777,000 and additional availability of $4,223,000 under the line of credit. The credit facility is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility is scheduled for renewal in November 2005, and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At July 1, 2005, the Company was in compliance with the financial covenants.
     We believe that our borrowing capacity and the extension of the line of credit, together with anticipated cash flows from operations, is sufficient to meet the Company’s liquidity needs for the next year. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.
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
     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the “1992 Plan”) and the Versar 1987 Stock Option Plan (the “1987 Plan”). Options have been granted from these plans to purchase the Company’s common stock.
     Under the 1996 Stock Option Plan, options may be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement.
     Under the 1992 Plan, options through November 2002, were generally granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Participants in the 1987 Plan included employees, independent contractors, and, in certain circumstances, directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised, forfeited or expired without exercise.
     Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
		Average Option
	Optioned Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2002	970	$2.94	$2,855
Granted	492	2.09	1,028
Exercised	(8)	2.25	(18)
Cancelled	(50)	2.48	(124)
Reclassified to non-qualified	(157)	2.98	(468)

Outstanding at June 30, 2003	1,247	$2.62	$3,273
Granted	395	3.16	1,247
Exercised	(210)	2.20	(463)
Cancelled	(34)	2.47	(84)
Reclassified to non-qualified	(277)	2.92	(809)

Outstanding at June 30, 2004	1,121	$2.82	$3,164
Granted	293	4.10	1,200
Exercised	(42)	2.17	(91)
Cancelled	(71)	3.38	(240)
Reclassified to non-qualified	(19)	2.71	(52)

Outstanding at July 1, 2005	1,282	$3.10	$3,981

     Effective on June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that have an exercise price per share of $3.00 or more for all employees and officers at the Company. The awards subject to acceleration related to the Versar, Inc. 1996 and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005 was $3.00. The acceleration of the out-of-the-money options was done in order to avoid the impact of adoption of FAS 123(R). The non-qualified stock options were not included in the acceleration. Based on the potential for these options to have value over their expected life, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis, as a result of the acceleration.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Details of total exercisable incentive stock option at July 1, 2005 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of Option	Average	Average	Exercisable
Options	Price	Option Price	Remaining Life	Options
(In thousands, except as noted)
148	$1.75 to $1.94	$1.80	6.4 — years	87
556	$2.05 to $2.92	2.50	6.9 — years	362
301	$3.00 to $3.82	3.62	8.0 — years	299
277	$4.00 to $4.95	4.43	6.7 — years	277

1,282		$3.10	7.1 — years	1,025

Total non-qualified stock options granted under the 2002, 1996, and 1992 plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2002	252	$3.42	$862
Granted	129	1.82	235
Exercised	(24)	2.50	(60)
Cancelled	(16)	3.13	(50)
Reclassified from ISO	157	2.98	468

Outstanding at June 30, 2003	498	$2.92	$1,455
Granted	44	3.00	132
Exercised	(370)	2.79	(1,029)
Reclassified from ISO	277	2.93	809

Outstanding at June 30, 2004	449	$3.05	$1,367
Granted	25	4.66	116
Exercised	(46)	2.32	(105)
Cancelled	(40)	2.70	(108)
Reclassified from ISO	19	2.71	52

Outstanding at July 1, 2005	407		$1,322

     The accelerated vesting of certain unvested “out-of-the-money” stock options did not include any non-qualified outstanding options. The non-qualified options were granted to members of the Board, key employees and service providers at fair market value on the grant date.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Details of total exercisable Non-Qualified Stock Option Plans at July 1, 2005 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of Option	Average Option	Average	Exercisable
Options	Price	Price	Remaining Life	Options
(In thousands, except as noted)
87	$1.75 to $1.88	$1.81	6.4 — years	70
54	$2.06 to $2.80	2.56	7.7 — years	24
152	$3.00 to $3.65	3.08	2.4 — years	152
84	$4.14 to $4.65	4.45	5.2 — years	76
15	$5.75	5.75	6.6 — years	—
15	$6.50	6.50	6.6 — years	—

407		$3.24	4.8 — years	322

     The weighted average fair value of options granted was $2.22, $1.81 and $1.21 during fiscal years 2005, 2004 and 2003, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: expected volatility of 61.1%, 68.8% and 69.3% for 2005, 2004 and 2003, respectively; risk-free interest rate of 3.5%, 3.1% and 3.1% for 2005, 2004 and 2003, respectively; and expected lives of five years after the grant date.
NOTE G INCOME TAXES
     The income taxes (benefit) expense applicable to income from continuing operations consists of the following:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
Current
Federal	$(7)	$—	$—
State	47	—	7

Deferred
Federal	197	221	119
State	15	42	22

Valuation Allowance	(252)	(330)	956

	$—	$(67)	$1,104

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Deferred tax assets are comprised of the following (in thousands):

	July 1,	June 30,
	2005	2004
Deferred Tax Assets:
Employee benefits	$550	$587
Accrued warranty costs	—	76
Bad debt reserves	175	394
All other reserves	391	300
Discontinued operations reserves	—	111
Alternative minimum tax credits	125	117
Net operating losses	1,401	1,244
Net operating losses of purchased business	915	915
State tax net operating losses	436	436
Depreciation	354	256
Other	31	15

Total Deferred Tax Assets	4,378	4,451

Valuation Allowance	(3,530)	(3,782)

Deferred Tax Liabilities:
Goodwill	(83)	—

Net Deferred Tax Assets	$765	$669

     Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. As of July 1, 2005, the Company has provided a valuation allowance against deferred tax assets. A portion of the valuation allowance has been identified as relating to the excess tax benefit from the exercise of nonqualified stock options and will be charged to additional paid-in capital in future periods. At July 1, 2005, the Company had $125,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely. The Company has established a valuation allowance on the deferred tax assets at amounts expected to be realized in future periods.
     SMC has net operating loss carryforwards of approximately $7.0 million for federal income tax purposes, which will expire in the years 2006 through 2012. Due to the substantial changes in SMC’s ownership, there are limitations on the amount of the carryforwards that can be utilized.
A reconciliation of the Company’s income tax (benefit) expense for the federal statutory rate is as follows:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
Expected provision at federal statutory rate	$69	$382	$51
Change in valuation allowance	(252)	(330)	956
State income tax expense	60	51	5
Permanent items	41	30	44
Tax effect of non-qualified stock option exercised	—	—	2
NOL adjustments and other	82	(200)	46

	$—	$(67)	$1,104

     Income taxes paid for the years ended July 1, 2005, June 30 2004, and 2003 were $39,000, $41,000, and $78,000, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE H EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
     Historically, the Company maintained an Employee Savings and Stock Ownership Plan (ESSOP), which included Employee Stock Ownership Plan (ESOP) and Employee Savings Plan (401(k) Plan) components. Contributions to the ESOP were made at the discretion of the Company in the form of the Company’s stock or cash, which was invested by the ESOP Trustees in the Company’s stock. The Company received approval from the Internal Revenue Service to terminate the ESOP effective December 31, 2002 and the plan assets were distributed to the participants and the plan closed in September 2003. Prior to its termination, no contributions had been made to the ESOP since fiscal year 1993.
     The Company continues to maintain the 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
     Under the 401(k) Plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. In fiscal year 2005, the Company matched 100% for the first 3% and 50% for the next 2% of the employee qualified contribution for a total of 4% match. In fiscal year 2004, the Company matched qualified contributions of 100% of each employee’s deferral up to 2% of the employee’s salary. The employer contribution may be made in Company’s stock or cash. In fiscal year 2005 and 2004, the Company made cash contributions of $665,000 and $320,000, respectively. All contributions to the 401(k) Plan vest immediately.
     In January 2005, the Company established an Employee Stock Purchase Plan (ESPP) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market. The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will be purchasing shares for participants on the open market. Eligible employees may purchase the shares at a discount rate of 90% of the closing price of the Company’s shares on the American Stock Exchange on the purchase date.
     GEOMET, a wholly-owned subsidiary of Versar, has a profit-sharing retirement plan for the benefit of its employees. Contributions are made at the discretion of GEOMET’s Board of Directors. No contributions have been made to this plan since fiscal year 1998. Vesting occurs over time, such that an employee is 100% vested after seven years of participation.
NOTE I COMMITMENTS AND CONTINGENCIES
     Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency. All fiscal years through 2003 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company leases approximately 173,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)
2006	$2,855
2007	2,478
2008	2,274
2009	2,182
2010	816
2011 and thereafter	1,379

$11,984

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,799,000, $3,008,000 and $2,943,000, for 2005, 2004 and 2003, respectively.
     In May 2004, the Company entered into a letter of credit with the Greek government for approximately $140,000 to guarantee the performance under a contract to deliver chemical protective suits for the Greek Olympics. The letter of credit was terminated in early fiscal year 2005 with the completion of the Company’s obligations under the contract.
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
     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company=s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery which has continued for several years is now completed. The court granted Versar=s demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgement are expected to be filed by both parties. No trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE J CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
U.S. Department of Defense	$31,182	$22,921	$24,343
U.S. Environmental Protection Agency	3,972	4,315	3,312
Other U.S. Government agencies	14,786	8,558	7,644

Total U.S. Government	$49,940	$35,794	$35,299

NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for fiscal years 2005 and 2004 is as follows (in thousands, except per share amounts):

	Fiscal Year 2005				Fiscal Year 2004
Quarter ending	Jul 1	Apr 1	Dec 31	Oct 1	Jun 30	Mar 31	Dec 31	Sept 30
Gross Revenue	$14,845	$14,922	$18,956	$18,958	$17,356	$15,019	$14,182	$13,510

Net Service Revenue	8,980	8,822	8,792	9,044	8,970	8,342	8,168	8,176

Operating (loss) income	62	307	542	516	575	200	561	577

Income from continuing operations	43	283	532	503	619	157	528	523

Loss from discontinued operations	(699)	(111)	(185)	(164)	(158)	(136)	(162)	(180)

Net (loss) income	$(724)	$98	$421	$407	$461	$21	$366	$343

Income per share from continuing operations — diluted	$—	$0.03	$0.06	$0.06	$0.07	$0.02	$0.07	$0.07

Loss per share from discontinued operations — diluted	$(0.09)	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Net (loss) income per share — diluted	$(0.09)	$0.01	$0.05	$0.05	$0.06	$—	$0.05	$0.05

Weighted average number of shares outstanding — diluted	7,924	8,302	8,345	8,312	8,105	7,737	7,569	7,518

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2003	868,251	300,137	(267,996)	900,392
2004	900,392	190,916	(97,931)	993,377
2005	993,377	99,578	(631,464)	461,491

DEFERRED TAX VALUATION ALLOWANCE

2003	3,156,000	1,097,000	(141,000)	4,112,000
2004	4,112,000	—	(330,000)	3,782,000
2005	3,782,000	—	(252,000)	3,530,000