Form 10-K/A
period 2005-07-01
VERSAR INC
filed 2005-10-04
CIK 803647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

Versar, Inc. is filing this amendment to Form 10-K for the fiscal year ended July 1, 2005, which was filed with the Securities and Exchange Commission on September 26, 2005. The table in Note K Quarterly Financial Information on page F-20 of the 2005 Form 10-K, reported quarterly loss from discontinued operations for fiscal year 2005 as $164,000, $185,000, $111,000 and $699,000 for quarters ended October 1, 2004, December 31, 2004, April 1, 2005 and July 1, 2005, respectively. The corrected loss from discontinued operations are $96,000, $111,000, $185,000 and $767,000 for quarters ended October 1, 2004, December 31, 2004, April 1, 2005 and July 1, 2005, respectively. Additionally, the correct gross revenue for quarter ended July 1, 2005 is $14,842,000 instead of the $14,845,000 as reported in Form 10-K.
Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, Versar, Inc. 2005 Form 10-K.

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
NOTE J CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
	(In thousands)
U.S. Department of Defense	$31,182	$22,921	$24,343
U.S. Environmental Protection Agency	3,972	4,315	3,312
Other U.S. Government agencies	14,786	8,558	7,644

Total U.S. Government	$49,940	$35,794	$35,299

NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for fiscal years 2005 and 2004 is as follows (in thousands, except per share amounts):

	Fiscal Year 2005				Fiscal Year 2004
Quarter ending	Jul 1	Apr 1	Dec 31	Oct 1	Jun 30	Mar 31	Dec 31	Sept 30
Gross Revenue	$14,842	$14,922	$18,956	$18,958	$17,356	$15,019	$14,182	$13,510

Net Service Revenue	8,980	8,822	8,792	9,044	8,970	8,342	8,168	8,176

Operating (loss) income	62	307	542	516	575	200	561	577

Income from continuing operations	43	283	532	503	619	157	528	523

Loss from discontinued operations	(767)	(185)	(111)	(96)	(158)	(136)	(162)	(180)

Net (loss) income	$(724)	$98	$421	$407	$461	$21	$366	$343

Income per share from continuing operations — diluted	$—	$0.03	$0.06	$0.06	$0.07	$0.02	$0.07	$0.07

Loss per share from discontinued operations — diluted	$(0.09)	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Net (loss) income per share — diluted	$(0.09)	$0.01	$0.05	$0.05	$0.06	$—	$0.05	$0.05

Weighted average number of shares outstanding — diluted	7,924	8,302	8,345	8,312	8,105	7,737	7,569	7,518

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