Form 10-Q
period 2005-09-30
VERSAR INC
filed 2005-11-10
CIK 803647

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended     September 30, 2005
                                    _________________________

			Commission File Number 1-9309
                                        _________


                           VersarInc.
_______________________________________________________________________
      (Exact name of registrant as specified in its charter)

           DELAWARE                              54-0852979
________________________________     ___________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

      6850 Versar Center
     Springfield, Virginia                          22151
________________________________     ____________________________________
(Address of principal executive                  (Zip Code)
           offices)

Registrant's telephone number, including area code     (703) 750-3000
                                                  _______________________

                           Not Applicable
_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

                         Yes         No  X
                            _____      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class of Common Stock       Outstanding at November 1, 2005
        _____________________       _______________________________

           $.01 par value                       8,038,465

                  VERSAR, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                                                             PAGE
                                                             ____

PART I - FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements

               Consolidated Balance Sheets as of
               September 30, 2005 and July 1, 2005              3

               Consolidated Statements of Operations
               for the Three-Month Periods Ended
               September 30, 2005 and October 1, 2004           4

               Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended September
               30, 2005 and October 1, 2004                     5

               Notes to Consolidated Financial Statements    6-11

     ITEM 2 -  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   12-16

     ITEM 3 -  Quantitative and Qualitative
               Disclosures About Market Risk                   16

     ITEM 4 -  Controls and Procedures                         17

PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                            17-18

     ITEM 6 -  Exhibits                                        18

SIGNATURES                                                     19

EXHIBITS                                                    20-23

                  VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)

                                        September 30,     July 1,
                                            2005           2005
                                       ______________  ______________
  ASSETS                                 (Unaudited)
   Current assets
     Cash and cash equivalents         $       1,765   $      132
     Accounts receivable, net                 11,852       14,577
     Prepaid expenses and other
       current assets                          1,401        2,017
     Deferred income taxes                       765          308
                                       ______________  ______________
          Total current assets                15,783       17,034

  Property and equipment, net                  1,795        1,855
  Deferred income taxes                          ---          457
  Goodwill                                       776          776
  Other assets                                   833          790
                                       ______________  ______________
          Total assets                 $      19,187   $   20,912
                                       ==============  ==============

LIABILITIES AND STOCKHOLDERS EQUITY
 Current liabilities
   Bank line of credit                 $         ---   $      777
   Accounts payable                            3,509        3,958
   Accrued salaries and vacation               1,828        1,490
   Other liabilities                           1,512        2,642
   Liabilities of discontinued
    operations, net                              235          280
                                       ______________  ______________

          Total current liabilities            7,084        9,147

 Other long-term liabilities                   1,059        1,041
 Liabilities of discontinued
  operations, net                                 87          172
                                       ______________  ______________

          Total liabilities                    8,230       10,360
                                       ______________  ______________

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.01 par value;
  30,000,000 shares authorized;
  8,026,751 shares and 7,924,116
  shares issued September 30, 2005
  and July 1, 2005, respectively;
  8,011,246 and 7,908,611 shares
  outstanding at September 30, 2005
  and July 1, 2005, respectively                  80           79
 Capital in excess of par value               22,407       22,119
 Accumulated deficit                         (11,458)     (11,574)
 Treasury stock                                  (72)         (72)
                                       ______________  ______________
          Total stockholders' equity          10,957       10,552
                                       ______________  ______________

          Total liabilities and
           stockholders' equity        $      19,187   $   20,912
                                       ==============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
      (Unaudited - in thousands, except per share amounts)

                                         For the Three-Month
                                            Periods Ended
                                     ______________________________
                                      September 30,     October 1,
                                          2005             2004
                                     ______________  ______________

GROSS REVENUE                        $    13,502     $     18,958
Purchased services and
 materials, at cost                        5,040            9,914
                                     ______________  ______________
NET SERVICE REVENUE                        8,462            9,044

Direct costs of services and
 overhead                                  6,875            7,038
Selling, general and
 administrative expenses                   1,451            1,490
                                     ______________  ______________

OPERATING INCOME                             136              516

OTHER EXPENSE
Interest expense                              20               13
                                     ______________  ______________

INCOME FROM CONTINUING OPERATIONS            116              503

LOSS FROM DISCONTINUED OPERATIONS            ---              (96)
                                     ______________  ______________

NET INCOME                           $       116     $        407
                                     ==============  ==============

INCOME PER SHARE FROM CONTINUING
OPERATIONS - BASIC AND DILUTED       $      0.01     $       0.06
                                     ==============  ==============

LOSS PER SHARE FROM DISCONTINUED
 OPERATIONS - BASIC AND DILUTED      $       ---     $      (0.01)
                                     ==============  ==============

NET INCOME PER SHARE - BASIC
 AND DILUTED                         $      0.01     $       0.05
                                     ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC                7,988            7,846
                                     ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED              8,412            8,312
                                     ==============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                   (Unaudited - in thousands)

                                             For the Three-Month
                                                Periods Ended
                                        ______________________________
                                         September 30,    October 1,
                                             2005            2004
                                        ______________  ______________

Cash flows from operating activities
  Net income                            $        116    $        407

  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation and amortization               192             182
     Provision for doubtful accounts
      receivable                                 ---               1
     Share based compensation                      4             ---

  Changes in assets and liabilities
     Decrease in accounts receivable           2,725              53
     Decrease (increase) in prepaids and
      other assets                               583            (115)
     (Decrease) increase in accounts
      payable                                   (449)          1,001
     Increase (decrease) in accrued
      salaries and vacation                      338             (38)
     Decrease in other liabilities            (1,112)           (153)
                                        ______________  ______________

       Net cash provided by continuing
        operating activities                   2,397           1,338
                                        ______________  ______________

  Changes in net liabilities of
   discontinued operations                      (130)            (10)
                                        ______________  ______________
       Net cash provided by operating
        activities                             2,267           1,328
                                        ______________  ______________

Cash flows used in investing activities
  Purchase of property and equipment            (107)            (71)
  (Increase) in life insurance policies
   cash surrender value                          (35)            (10)
                                        ______________  ______________

       Net cash used in investing
        activities                              (142)            (81)

Cash flows from financing activities
  Net payments on bank line of credit           (777)            ---
  Proceeds from issuance of common stock         285              31
                                        ______________  ______________
       Net cash (used in) provided by
        financing activities                    (492)             31

                                        ______________  ______________

Net increase in cash and cash equivalents      1,633           1,278
Cash and cash equivalents at the beginning
 of the period                                   132             817
Cash and cash equivalents at the end of
 the period                             $      1,765    $      2,095
                                        ==============  ==============

Supplementary disclosure of cash flow
 information:
  Cash paid during the period for
    Interest                            $         23    $          9
    Income taxes                                  10               5


The accompanying notes are an integral part of these consolidated financial statements.

                  VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K/A filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended July 1, 2005 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2005, and the results of operations for the three-month periods ended September 30, 2005 and October 1, 2004. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At September 30, 2005, the Company had approximately $4.3 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous years, management recorded a valuation allowance of approximately $3.5 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

(E)  Debt

     Versar's line of credit facility with United Bank (the Bank) provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on prime plus one and a half percent (7.75% as of September 30, 2005). The credit facility is guaranteed by the Company and each subsidiary individually and is collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. There were no outstanding borrowings on the credit facility as of September 30, 2005. The credit facility is subject to renewal in November 2005 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand the amount due under the credit facility, which may impact the Company's ability to finance its working capital requirements. At September 30, 2005, the Company was in compliance with such financial covenants.

(F)  Discontinued Operations and Restructuring Charges

     In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). As such, the Company disposed of portions of SMC and disposed of substantially all of the remaining assets and liabilities. At July 1, 2005, there was $32,000 remaining liability primarily related to settling the remaining benefit plan obligations of SMC. The Company is in the process of locating eligible participants and will make a final distribution.

     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to lack of business volume, market concentration and poor operating performance. The Company recorded $420,000 facility termination costs at the end of fiscal year 2005. During the first quarter of fiscal year 2006, approximately $98,000 was charged against the termination costs leaving an accrued liability of approximately $322,000. Management believes the balance is adequate to satisfy the remaining lease obligation.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. At September 30, 2005, all of the severance obligations were satisfied. As of September 30, 2005, there is an accrual of approximately $137,000 to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia.

(H)  Goodwill and Other Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or VGSI. The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 and continues to

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

operate under the IMS segment name, because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis as of July 1, 2005, the estimated fair value of the IMS reporting unit was $23 million which is in excess of the carrying amount of the net assets of the reporting unit by a substantial margin.

     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company's existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company has executed a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable upon the agreement of both parties. Approximately $25,000 of the purchase price was allocated to fixed assets, with the remaining balance to be allocated to contract rights which are being amortized over a three-year period.

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company's common stock equivalents shares consist of stock options.

                                  For the Three-Month Periods Ended
                                  _________________________________
                                    September 30,     October 1,
                                        2005             2004
                                  _______________   _______________

  Weighted average common shares
   outstanding - basic                  7,987,872         7,845,905

  Assumed exercise of options
   (treasury stock method)                423,716           466,538
                                  _______________   _______________

  Weighted average common shares
   outstanding - diluted                8,411,588         8,312,443
                                  ===============   ===============


(J)  Common Stock

     The Company issued 102,635 shares of common stock upon the exercise of stock options during the first three months of fiscal year 2006. Total proceeds from the exercise of such stock options was approximately $285,000.

     Effective January 1, 2005, the Company implemented an
Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock. Through the Plan, employees may purchase shares of Versar common stock from the open market at 90% of its fair market value. The plan has been modified, effective September 7, 2005, to increase the purchase price of shares to 95% of fair market value as a result of the Company's adoption of the Statement of Financial Accounting Standard

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

("SFAS") 123 (Revised 2004), "Accounting for Stock-Based
Compensation" (SFAS 123 (R) requirements. The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

 (K) Stock-Based Compensation

     Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The compensation expense of $4,000 for the first quarter of fiscal year 2006 was included in the Consolidated Statements of Operations.

     On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain previously awarded unvested and "out-of-the-money" stock options that have an exercise price per share of $3.00 or more for all employees and officers of the Company. The awards accelerated were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The closing price of the Company's common stock on the American Stock Exchange on June 21, 2005 was $3.00. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). Non-qualified stock options were not included in the acceleration. Based on the potential for these options to have value over their expected life, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis, as a result of the acceleration.

     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan provides for the grant of options, restricted stock and other types of stock-based awards to any employee, service provider or director to whom a grant is approved from time to time by the Company's Compensation Committee. A "service provider" is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. The aggregate number of shares of the Company's Common Stock that may be issued upon exercise of options or granted as restricted stock or other stock-based awards under the 2002 Plan is 700,000. Grants of restricted stock, performance equity awards, options and stock appreciation rights in any one fiscal year to any one participant may not exceed 250,000 shares. The maximum amount of compensation that may be received by any one employee with respect to performance unit grants in any one fiscal year may not exceed $250,000.

     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the "1992 Plan") and the Versar 1987 Stock Option Plan (the "1987 Plan"). Options have been granted from these plans to purchase the Company's common stock.

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

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

     As a result of adopting SFAS 123(R) on July 1, 2005, the Company's income before income taxes and net income for the first quarter ended September 30, 2005 is $4,000 lower than if it had continued to account for share-based compensation under Opinion
25. Basic and diluted earnings per share for the first quarter ended September 30, 2005 remained the same at $0.01 and $0.01, respectively.

     A summary of option activity under the Company's employee stock option plans as of September 30, 2005, and changes during the thirteen weeks then ended is presented below:


                                                    Weighted-
                                       Weighted-     Average     Aggregate
          Options                       Average     Remaining    Intrinsic
                               Shares   Exercise    Contractual    Value
                                (000)    Price         Term        ($000)
___________________________    ______   ________    ___________  __________

Outstanding at July 1, 2005    1,690    $   3.10
Granted                            5    $   3.20
Exercised                       (104)   $   2.77
Forfeited or expired             (40)   $   3.30
                               ______   ________

Outstanding at September
  30, 2005                     1,551    $   3.16           6.3   $   2,730
                               ======   ========    ===========  ==========

Exercisable at September
  30, 2005                     1,238    $   3.26           6.3   $   2,248
                               ======   ========    ===========  =========



     As of September 30, 2005, there was approximately 313,000 shares of unvested option under the plans. The estimated compensation costs of $112,000 is expected to be recognized over a weighted-average period of 6.4 years. The total fair value of these unvested shares is approximately $482,000 as of September 30, 2005.

 (L) Business Segments

     The Company's business segments are Infrastructure and Management Services and National Security. The Infrastructure and Management Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems, engineering, design and construction management to industrial, commercial and government facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment.

     In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations, given the cyclical nature of the former Engineering and Construction business segment. The Company now evaluates the business along these two business lines. The prior year segment information has been restated to conform to the new presentation.

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

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

      Summary financial information for each of the Company's segments follows:

                                  For the Three-Month Periods Ended
                                ______________________________________
                                   September 30,        October 1,
                                      2005                 2004
                                ________________      ________________
NET SERVICE REVENUE                         (In thousands)
-------------------
Infrastructure and Management
  Services                      $         7,052       $         7,533
National Security                         1,410                 1,511
                                ________________      ________________
                                $         8,462       $         9,044
                                ================      ================

OPERATING INCOME(A)
-------------------
Infrastructure and Management
  Services                      $         1,326       $         1,706
National Security                           261                   300
                                ________________      ________________
                                $         1,587       $         2,006

Selling, general and
 administrative expenses                 (1,451)               (1,490)
                                ________________      ________________

OPERATING INCOME                $           136       $           516
                                ================      ================

(A) Operating income is defined as net service revenue less direct costs of services and overhead.


IDENTIFIABLE ASSETS                 September 30,      July 1,
-------------------                     2005            2004
                                    _____________   _____________

Infrastructure and Management
 Services                           $     12,280    $     14,817
National Security                          1,536           1,738
Corporate and Other                        5,371           4,357
                                    _____________   _____________

Total Assets                        $     19,187    $     20,912
                                    =============   =============

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Financial trends
----------------

     From fiscal year 2002 to 2004, the Company's net service revenue declined as the Company wound down the Army STEPO suit production contract in its National Security business segment. With increased funded contract backlog in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company began to reverse this trend. Multi-million dollar contracts were awarded in the IMS business segment; including roofing projects in San Diego in support of the Defense Logistic Agency and hurricane emergency response projects in various locations in Florida. The Company achieved significant gross revenue growth in the first half of fiscal year 2005 as a result of increased IMS work.

     However, during the third and fourth quarters of fiscal year 2005, gross revenues on the major construction projects declined compared to the first half of the fiscal year, due to delays in obtaining follow-on and new projects. The resulting reduction in gross revenues along with the delay in resolution of several construction change orders had a negative effect on the Company's operating results for the second half of fiscal year 2005. Additionally, during 2005, there were delays in contract funding for the Environmental Protection Agency and certain delays with civilian agencies because of diversion of funds for the war effort, and the announcement of additional military base closings by the BRAC commission, which impacted funding by approximately $5 million.

     During much of the first quarter of 2006, the Company continued to experience reduced gross revenues as a result of continuing effects of the delays and other factors that impacted the last half of fiscal 2005. However, late in the first quarter of 2006, the Company increased its funded contract backlog from $31 million as reported at July 1, 2005 to $40 million for the end of the first quarter of fiscal 2006, primarily due to the release of several construction projects, recently awarded an additional $3 million contract for construction oversight in Iraq and increased activity at the government fiscal year end. Further, the Company has over $11 million of pending large construction projects that as of yet have not been funded. We anticipate that with the increased funded backlog, that gross revenues will increase during the remainder of the fiscal year as compared to that reported for the first quarter of fiscal 2006. However, for the Company to foster and sustain growth, it must win additional follow-on projects and additional new contracts to keep funded contract backlog at levels that will support continued growth. There can be no assurance that the Company's efforts to grow the business base will be successful or that the Company will receive sufficient contract awards to replace work as contracts are completed.

     In fiscal year 2005, the Company discontinued the operations of its biological laboratory primarily due to the continued poor operating performance, market saturation and poor future business outlook. Such results are presented as discontinued operations for financial statement purposes and the liabilities of such operations have been segregated as the Company winds down the business affairs of the laboratory.

     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

       * General economic or political conditions;
       * Threatened or pending litigation;
       * The timing of expenses incurred for corporate initiatives;
       * Employee hiring, utilization, and turnover rates;
       * The seasonality of spending in the federal government and for commercial clients;
       * Delays in project contracted engagements;
       * Unanticipated contract changes impacting profitability;
       * Reductions in prices by our competitors;
       * The ability to obtain follow on project work;
       * Failure to properly manage projects resulting in additional costs;
       * The cost of compliance for the Company's laboratories;
       * The impact of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

       * Loss of key personnel;
       * The ability to compete in a highly competitive environment; and
       * Federal funding delays due to war in Iraq.

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2006 and 2005
-----------------------------------------------------

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

     Gross revenue for the first quarter of fiscal year 2006 was $13,502,000, a $5,456,000 (29%) decrease over that reported in the first quarter of fiscal year 2005, which had significant growth due to several large construction projects. The decrease in gross revenue is primarily attributable to decreased revenue in the Company's Infrastructure and Management Services segment due to reduced new construction work and delayed project funding of pending construction work. A portion of that funding was received late in the first quarter of fiscal year 2006. Such revenue was primarily generated from purchased services and materials, which is further discussed below.

     Purchased Services and materials decreased by $4,874,000 (49%) in the first quarter of fiscal year 2006 compared to that reported in the first quarter of fiscal year 2005. The decrease was primarily the result of reduced subcontracted construction work and delayed project funding of pending construction work. A portion of that funding was not received until late in the first quarter of fiscal year 2006.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues decreased by 6% in the first quarter of fiscal year 2006 compared to that reported in the first quarter of fiscal year 2005. This was primarily due to the lower markup on purchased services and materials as a result of the reduced subcontracted work in the first quarter of fiscal year 2006.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 81.2% in the first quarter of fiscal year 2006 compared to 77.8% in the first quarter of fiscal year 2005. The increase was primarily due to lower labor utilization over that reported in the prior fiscal reporting period and significant proposal activity during the first quarter of fiscal year 2006.

     Selling, general and administrative expenses approximated 17.1% of net service revenue in the first quarter of fiscal year 2006, compared to 16.5% in the first quarter of fiscal year 2005. The increase is primarily due to the decrease in business volume in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005.

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

     Operating income from continuing operations for the first quarter of fiscal year 2006 was $136,000, a 74% decrease over that reported in the prior fiscal year. The decrease is primarily due to the decreased gross revenues and the increased direct costs of services and overhead as discussed above.

     Interest expense for the first quarter of fiscal year 2006 was $20,000, an increase of $7,000 (59%) over that reported in the first quarter of fiscal year 2005. The increase was due to the Company's temporary utilization of the line of credit as well as interest rate increases as the line of credit is tied to the prime rate. During the first quarter of fiscal year 2006, the Company repaid outstanding borrowings on the line of credit and reduced the Company's reliance on such credit facility to manage the Company's working capital requirements.

     Income from continuing operations was $116,000, a decrease of $387,000 over that reported in the prior fiscal year. The decrease is primarily due to the decreased gross revenues and increased direct costs of services and overhead as discussed above.

     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to the lack of business volume, market concentration, and poor operating performance. The loss from discontinued operations for the biological laboratory for the first quarter of fiscal year 2005 was $96,000. No further losses were incurred in the first quarter of fiscal year 2006.

     Versar's net income for the first quarter of fiscal year 2006 was $116,000 compared to $407,000 in the first quarter of fiscal year 2005. The lower earnings were primarily attributable to the decrease in gross revenues and higher direct costs of services as discussed above.

Liquidity and Capital Resources

     The Company's working capital as of September 30, 2005 approximated $8,699,000, an increase of $812,000 (10%). In addition, the Company's current ration was 2.23 which improved over the 1.86 reported on July 1, 2005. The improvement was primarily due to the decrease in accounts receivables, which improved the Company's cash position and allowed it to repay its line of credit.

     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate plus one and half percent (7.75% as of September 30, 2005). As of September 30, 2005, Versar had no balance outstanding on the line of credit. Borrowing capacity available under the line of credit was $5,000,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility is scheduled for renewal in November 2005, and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $6,500,000, a maximum total liabilities to tangible net worth ratio not exceed
2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to met the covenant requirements gives the Bank the right to demand the amount due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At September 30, 2005, the Company was in compliance with the financial covenants.

     We believe that with our current cash position, together with anticipated cash flows and the renewal of the line of credit, will be sufficient to meet the Company's liquidity needs within the next year. Expected capital requirements for fiscal year 2006 are approximately $500,000 primarily to maintain and upgrade our chemical laboratory and the Company's computer systems. Such capital requirements will either be funded through the existing working capital or will be financed through third party financing sources. However, third party financing services may not be available on terms acceptable to us, or at all.

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

Critical Accounting Policies and Related Estimates That Have a
--------------------------------------------------------------
Material Effect on Versar's Consolidated Financial Statements
-------------------------------------------------------------

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

     Deferred tax valuation allowance: The Company has approximately $4.3 million in deferred tax assets of which a $3.5 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

     Goodwill and other intangible assets:
     -------------------------------------

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or VGSI. The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 and continues to operate under the IMS segment name, because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, as of July 1, 2005, the estimated fair value of the IMS reporting unit was $23 million which is in excess of the carrying amount of the net assets of the reporting unit by a substantial margin. As such, management concluded goodwill was not impaired.

     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company's existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company has executed a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable upon agreement of both parties. Approximately $25,000 of the purchase price was allocated to fixed assets, with the remaining balance to be allocated to contract rights which are being amortized over a three-year period.

Impact of Inflation
-------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

Commitments and Contingencies
-----------------------------

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. At September 2005, all of the severance obligations were satisfied. As of September 30, 2005, there is an accrual of approximately $137,000 to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia.

Item 3 - Quantitative and Qualitative Disclosures About Market
Risk

     There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year end July 1, 2005.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has continued for several years. The court granted Versar's demand that the Trustees supply requested information and documents, including electronic documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for
Partial Summary Judgement have been filed by both parties.   No
trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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




                                             VERSAR, INC.
                                             (Registrant)




                                         /S/ Theodore M. Prociv

                                      By:_____________________
                                      Theodore M. Prociv
                                      Chief Executive Officer,
                                      President, and Director




                                         /S/ Lawrence W. Sinnott

                                      By:_____________________
                                      Lawrence W. Sinnott
                                      Executive Vice President,
                                      Chief Operating Officer,
                                      Chief Financial Officer,
                                      Treasurer, and Principal
                                      Accounting Officer



Date:  November 10, 2005