Form 10-Q
period 2005-12-30
VERSAR INC
filed 2006-02-13
CIK 803647

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended         Commission File Number

       December 30, 2005                         1-9309
       _________________                         ______

                              Versar Inc.
_____________________________________________________________________
(Exact name of registrant as specified in its charter)

            DELAWARE                           54-0852979
_________________________________  __________________________________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
      Springfield, Virginia                       22151
_________________________________   __________________________________
(Address of principal executive
 offices)                                       (Zip Code)

Registrant's telephone number, including area code  (703) 750-3000
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

                             Yes    X      No
                                ________     ________

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (see definition of accelerated filer and large filer in Rule 12b-2 of the Exchange Act).
                                                                      X
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No    X
                                ________     ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class of Common Stock      Outstanding at January 31, 2006
           _____________________      _______________________________

               $.01 par value                    8,048,465

                        VERSAR, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q

                                                               PAGE
                                                               ____

PART I - FINANCIAL INFORMATION


     ITEM 1 - Financial Statements

              Consolidated Balance Sheets as of
              December 30, 2005 and July 1, 2005                  3

              Consolidated Statements of Operations
              for the Three-Month and Six-Month Periods
              Ended December 30, 2005 and December 31, 2004       4

              Consolidated Statements of Cash Flows
              for the Six-Month Periods Ended December 30,
              2005 and December 31, 2004                          5

              Notes to Consolidated Financial Statements       6-12

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                      13-18

     ITEM 3 - Quantitative and Qualitative Disclosures
              About Market Risk                                  18

     ITEM 4 - Procedures and Controls                         18-19

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings	                             19

     ITEM 4 - Submission of Matters to a Vote of Stockholders    20

     ITEM 6 - Exhibits	                                         20

SIGNATURES                                                       21

EXHIBITS                                                      22-25

                     VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In Thousands)

                                             December 30,    July 1,
                                                2005          2005
                                             ____________  ____________
                                              (Unaudited)

ASSETS
 Current assets
   Cash and cash equivalents                 $     2,601   $       132
   Accounts receivable, net                       13,044        14,577
   Prepaid expenses and other current
     assets                                        1,205         2,017
   Deferred income taxes                             765           308
                                             ____________  ____________
     Total current assets                         17,615        17,034

 Property and equipment, net                       1,852         1,855
 Deferred income taxes                               ---           457
 Goodwill                                            776           776
 Other assets                                        815           790
                                             ____________  ____________
     Total assets                            $    21,058   $    20,912
                                             ============  ============

LIABILITIES AND STOCKHOLDERS EQUITY
 Current liabilities
   Bank line of credit                       $       ---   $       777
   Accounts payable                                4,326         3,958
   Accrued salaries and vacation                   1,406         1,490
   Other liabilities                               2,242         2,642
   Liabilities of discontinued
     operations, net                                 425           280
                                             ____________  ____________
     Total current liabilities                     8,399         9,147

 Other long-term liabilities                       1,077         1,041
 Liabilities of discontinued operations, net         ---           172
                                             ____________  ____________
     Total liabilities                             9,476        10,360
                                             ____________  ____________

 Commitments and contingencies

 Stockholders' equity
  Common stock, $0.1 par value; 30,000,000
   shares authorized; 8,061,351 shares and
   7,924,116 shares issued December 30, 2005
   and July 1, 2005, respectively; 8,045,846
   and 7,908,611 shares outstanding at
   December 30, 2005 and July 1, 2005,
   respectively                                       81            79
  Capital in excess of par value                  22,513        22,119
  Accumulated deficit                            (10,940)      (11,574)
  Treasury stock                                     (72)          (72)
                                             ____________  ____________
     Total stockholders' equity                   11,582        10,552
                                             ____________  ____________

     Total liabilities and stockholders'
      equity                                 $    21,058   $    20,912
                                             ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           (Unaudited - in thousands, except per share amounts)

                     For the Three-Month         For the Six-Month
                        Periods Ended               Periods Ended
                   _________________________   _________________________
                   December 30, December 31,   December 30, December 31,
                      2005         2004           2005         2004
                   ____________ ____________   ____________ ____________

GROSS REVENUE      $    16,571  $    18,956    $    30,073  $    37,914
Purchased services
 and materials,
 at cost                 7,463       10,164         12,503       20,078
                   ____________ ____________   ____________ ____________
NET SERVICE REVENUE      9,108        8,792         17,570       17,836

Direct costs of
 services and
 overhead                7,030        6,686         13,905       13,724
Selling, general and
 administrative
 expenses                1,381        1,564          2,832        3,054
                   ____________ ____________   ____________ ____________

OPERATING INCOME           697          542            833        1,058

OTHER EXPENSE
Interest expense           (26)          10             (6)          23
                   ____________ ____________   ____________ ____________


INCOME FROM CONTINUING
OPERATIONS                 723          532            839        1,035

LOSS FROM DISCONTINUED
OPERATIONS                (205)        (111)          (205)        (207)
                   ____________ ____________   ____________ ____________

NET INCOME         $       518  $       421    $       634  $       828
                   ============ ============   ============ ============

INCOME PER SHARE
FROM CONTINUING
OPERATIONS - BASIC $      0.09  $      0.07    $      0.10  $      0.13
                   ============ ============   ============ ============

INCOME PER SHARE
FROM CONTINUING
OPERATIONS -
DILUTED            $      0.09  $      0.06    $      0.10  $      0.12
                   ============ ============   ============ ============

NET INCOME PER
SHARE - BASIC      $      0.06  $      0.05    $      0.08  $      0.11
                   ============ ============   ============ ============

NET INCOME PER
SHARE - DILUTED    $      0.06  $      0.05    $      0.07  $      0.10
                   ============ ============   ============ ============

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING -
BASIC                    8,053        7,880          8,021        7,862
                   ============ ============   ============ ============

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING -
DILUTED                  8,456        8,345          8,515        8,316
                   ============ ============   ============ ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       VERSAR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                        (Unaudited - in thousands)


                                                 For the Six-Month
                                                   Periods Ended
                                             __________________________
                                             December 30,  December 31,
                                                2005          2004
                                             ____________  ____________

Cash flows from operating activities

 Income from continuing operations           $       839   $     1,035
 Loss from discontinued operations                  (205)         (207)
 Net income                                          634           828


 Adjustments to reconcile net income to
  net cash provided by operating
  activities

   Depreciation and amortization                     374           374
   Loss and sale of property and equipment             9           ---
   Provision for doubtful accounts
    receivable                                       (11)           14
   Share based compensation                           21           ---

 Changes in assets and liabilities
   Decrease (increase) in accounts
    receivable                                     1,544        (1,820)
   Decrease in prepaids and other assets             794           328
   Increase in accounts payable                      368         2,046
   Decrease in accrued salaries and
    vacation                                         (84)         (433)
   Decrease in other liabilities                    (364)         (268)
                                             ____________  ____________
    Net cash provided by continuing
     operating activities                          3,285         1,069
                                             ____________  ____________

 Changes in net liabilities of
  discontinued operations                            (27)         (130)
                                             ____________  ____________
    Net cash provided by operating
     activities                                    3,258           939
                                             ____________  ____________

Cash flows used in investing activities
 Purchase of property and equipment                 (336)         (360)
 (Increase) in life insurance policies
  cash surrender value                               (52)          (22)
                                             ____________  ____________
    Net cash used in investing activities           (388)         (382)
                                             ____________  ____________

Cash flows from financing activities
 Net payments on bank line of credit                (777)          ---
 Proceeds from issuance of common stock              376           155
                                             ____________  ____________
    Net cash (used in) provided by
     financing activities                           (401)          155
                                             ____________  ____________

Net increase in cash and cash equivalents          2,469           712
Cash and cash equivalents at the
 beginning of the period                             132           817
                                             ____________  ____________
Cash and cash equivalents at the end of
 the period                                  $     2,601   $     1,529
                                             ============  ============

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for
  Interest                                   $        18   $        15
  Income taxes                                        17            21



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

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 30, 2005, and the results of operations for the six-month periods ended December 30, 2005 and December 31, 2004. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At December 30, 2005, the Company had approximately $4.1 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous years, management recorded a valuation allowance of approximately $3.3 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

                  VERSAR, INC. AND SUBSIDIARIES
    Notes to Consolidated Financial Statements (continued)

(E)  Debt

     The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (7.25% as of December 30, 2005). As of December 30, 2005, Versar had no borrowings outstanding under the line of credit and borrowing capacity under the line of credit of $5,000,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility was renewed in November 2005 and is due in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. ailure to met the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At December 30, 2005, the Company was in compliance with the financial covenants.

(F)  Discontinued Operations and Restructuring Charges

     In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC. At December 30, 2005, there was an additional $205,000 accrued to cover the additional cost to wind down the plan and fully fund the plan in accordance with the PBGC requirements for settling the remaining benefit plan obligations of SMC. The Company is in the process of locating eligible participants in the benefit plan and intends to make a final distribution to clear any future obligations in fiscal year 2006.

     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to lack of business volume, market concentration and poor operating performance. The Company recorded $420,000 facility termination costs at the end of fiscal year 2005. During the first six months of fiscal year
2006, approximately $202,000 was charged against the termination costs with a remaining accrued liability of approximately $218,000. Management believes the balance is adequate to satisfy the remaining lease obligation.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. At December 30, 2005, all of the severance obligations were satisfied. As of December 30, 2005, there is an accrual of approximately $154,000 to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia.

(H)  Goodwill and Other Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed
Versar Global Solutions, Inc. or VGSI. The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the

                VERSAR, INC. AND SUBSIDIARIES
    Notes to Consolidated Financial Statements (continued)

amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 and continues to operate under the IMS segment name, because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis as of July 1, 2005, the estimated fair value of the IMS reporting unit was $23 million which is in excess of the carrying amount of the net assets of the reporting unit by a substantial margin.

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

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period, if dilutive. The Company's common stock equivalents consist of stock options.


                     For the Three-Month         For the Six-Month
                        Periods Ended               Periods Ended
                   _________________________   _________________________
                   December 30, December 31,   December 30, December 31,
                      2005         2004           2005         2004
                   ____________ ____________   ____________ ____________

Weighted average
 common shares
 outstanding -
 basic               8,053,449    7,880,100      8,020,987    7,862,369

Assumed exercise
 of options
 (treasury stock
  method)              402,436      465,017        493,815      453,973
                   ____________ ____________   ____________ ____________

Weighted average
 common shares
 outstanding -
 basic/diluted       8,455,885    8,345,118      8,514,802    8,316,342
                   ============ ============   ============ ============


(J)  Common Stock

     The Company issued 137,235 shares of common stock upon the exercise of stock options during the first six months of fiscal year 2006. Total proceeds from the exercise of such stock options was approximately $376,000.

     Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock.

                           VERSAR, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

Through the Plan, employees initially purchased shares of Versar common stock from the open market at 90% of its fair market value. The plan was modified, effective January 1, 2006, to increase the purchase price of shares to 95% of fair market value to address certain issues raised under Statement of Financial Accounting Standard ("SFAS") 123 (Revised 2004), "Accounting for Stock-Based Compensation". The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

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

     Under the 1992 Plan through November 2002, the expiration date of the plan, options were generally granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

     Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). As a result a compensation expense of $21,000 for the first six months of fiscal year 2006 was included in the Company's Consolidated Statements of Operations.

     On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain previously awarded unvested and "out-of-the-money" stock options that had an exercise price per share of $3.00 or more for all employees and officers of the Company. The accelerated awards were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock

                      VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

option grants remain in effect. The closing price of the Company's common stock on the American Stock Exchange on June 21, 2005 was $3.00. The acceleration of the out-of-the-money stock options was done in order to avoid as significant an impact from the adoption of SFAS 123(R). Outstanding non-qualified stock options and options held by non-employee directors were not included in the acceleration. As a result of the acceleration, the Company reduced the amount of stock compensation expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis.

     In November 2006, the stockholders approved the Versar 2005
Incentive Plan ("the 2005 Plan") to provide employees, directors of the Company, and certain other parties incentives to remain as employees and to encourage superior performance. No options under the 2005 Plan have been issued to date.

     As a result of adopting SFAS 123(R) on July 1, 2005, the Company's income before income taxes and net income for the first six months ended December 30, 2005 was $21,000 lower than if it had continued to account for share-based compensation under Opinion 25.

     A summary of option activity under the Company's employee stock option plans in the six months ended December 30, 2005, is presented below:



                                                     Weighted-
                                       Weighted-     Average       Aggregate
                                         Average     Remaining     Intrinsic
          Options          Shares       Exercise    Contractual      Value
                           (000)          Price        Term         ($000)
______________________  ___________  ____________  ____________  ____________

Outstanding at
  July 1, 2005               1,690   $      3.10
Granted                          5   $      3.20
Exercised                     (137)  $      2.73
Forfeited or expired          (179)  $      3.18
                        ___________  ____________
Outstanding at
  December 30, 2005          1,379   $      3.17           6.1   $     2,432
                        ===========  ============  ============  ============

Exercisable at
  December 30, 2005          1,204   $      3.26           6.2   $     2,143
                        ===========  ============  ============  ============



     As of December 30, 2005, there were approximately 175,000 unvested options to purchase common stock under the plans. An estimated compensation cost of $64,000 is expected to be recognized over 5.3 years. The total fair value of these unvested options is approximately $289,000 as of December 30, 2005.

     For periods prior to the adoption of SFAS 123R, the Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

                       VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

     The Company's pro forma information follows (in thousands, except per share data):



                            For the Three-Month   For the Six-Month
                               Periods Ended         Periods Ended
                                December 31,          December 31,
                           _____________________  __________________
                                    2004                 2004
                           _____________________  __________________

Net income, as reported            $    421             $    828
Less:  Total Stock-Based
  Compensation determined
  under the fair-value
  based method                         (112)                (209)
Pro-forma net income                    309                  619

Net income per share -
  basic, as reported               $   0.05             $   0.11
Pro-forma net income per
  share - basic                        0.04                 0.08

Net income per share -
  diluted, as reported             $   0.05             $   0.10
Pro-forma net income per
  share                                0.04                 0.07


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

     In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. The combination provided a more efficient use of resources and more effective management of the business operations, given the cyclical nature of the former Engineering and Construction business segment. The Company now evaluates the business along these two business lines. The prior year segment information has been restated to conform to the new presentation.

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

                            VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements (continued)

     Summary financial information for each of the Company's segments follows:



                          For the Three-Month         For the Six-Month
                             Periods Ended               Periods Ended
                        _________________________   _________________________
                        December 30, December 31,   December 30, December 31,
                           2005         2004           2005         2004
                        ____________ ____________   ____________ ____________

NET SERVICE REVENUE
___________________
Infrastructure and
 Management Services    $     7,747  $     7,571    $    14,799  $    15,104
National Security             1,361        1,221          2,771        2,732
                        ____________ ____________   ____________ ____________
                        $     9,108  $     8,792    $    17,570  $    17,836
                        ============ ============   ============ ============

OPERATING INCOME (A)
____________________
Infrastructure and
 Management Services    $     1,785  $     1,967    $     3,111  $     3,673
National Security               293          139            554          439
                        ____________ ____________   ____________ ____________
                              2,078        2,106          3,665        4,112

Selling, general and
 administrative
 expenses                    (1,381)      (1,564)        (2,832)      (3,054)
                        ____________ ____________   ____________ ____________

OPERATING INCOME        $       697  $       542    $       833  $     1,058
                        ============ ============   ============ ============

(A) Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS                  December 30,          July 1,
___________________                      2005               2005
                                     ____________       ____________

Infrastructure and
 Management Services                 $   13,198         $   14,817
National Security                         1,921              1,738
Corporate and Other                       5,939              4,357
                                     ____________       ____________

Total Assets                         $   21,058         $   20,912
                                     ============       ============

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

     However, during the third and fourth quarters of fiscal year 2005, gross revenues on major construction projects declined compared to the first half of the fiscal year, due to delays in obtaining follow-on and new projects. The resulting reduction in gross revenues along with the delay in resolution of several construction change orders had a negative effect on the Company's operating results for the second half of fiscal year 2005. Additionally, during 2005, there were delays in contract funding for the Environmental Protection Agency and certain delays with civilian agencies because of diversion of funds for the war effort, and the announcement of additional military base closings by the BRAC commission, which impacted funding by approximately $5 million.

     During much of the first quarter of 2006, the Company continued to experience reduced gross revenues as a result of continuing effects of the delays and other factors that impacted the last half of fiscal year 2005. However, late in the first quarter of fiscal year 2006, the Company increased its funded contract backlog from $31 million as reported at July 1, 2005 to $40 million for the end of the first quarter of fiscal 2006, primarily due to the release of several construction projects, the award of an additional $3 million contract for construction oversight in Iraq and increased activity at the government fiscal year end. In the second quarter of fiscal year 2006, with the government's continued budget delays and continuing resolutions, funded backlog declined to $34 million as of December 30, 2005. The Company now has over $15 million of pending large construction projects that as of yet have not been funded by the government. We anticipate that with the current level of funded backlog, that quarterly gross revenues will increase modestly during the remainder of the fiscal year as compared to that reported for the first quarter of fiscal 2006. However, for the Company to foster and sustain growth, it must win additional follow-on projects and additional new contracts to keep funded contract backlog at levels that will support continued growth. There can be no assurance that the Company's efforts to grow the business base will be successful or that the Company will receive sufficient contract awards to replace work as contracts are completed.

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

Results of Operations
_____________________

Second Quarter Comparison of Fiscal Year 2006 and 2005
______________________________________________________

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

     Gross revenues for the second quarter of fiscal year 2006 were $16,571,000, a $2,385,000 (13%) decrease over that reported in the second quarter of fiscal year 2005. The decrease is attributable to reduced new construction work and continued delayed project funding of over $15 million of pending construction work in the Company's Infrastructure and Management Services Business segment due to delays in approvals of the Federal budget and allocations to agencies.
Such revenue was primarily generated from purchased services and materials, which will be further discussed below.

     Purchased services and materials decreased by $2,701,000 (27%) in the second quarter of fiscal year 2006 compared to that reported in the second quarter of fiscal year 2005. The decrease was primarily the result of reduced subcontracted construction work and delayed project funding of over $15 million of pending construction work.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues increased by 4% in the second quarter of fiscal year 2006 compared to that reported in the second quarter of fiscal year 2005. This was primarily due to improved labor utilization, which translated into higher margins for the Company during the quarter.

     Direct costs of services and revenue include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 77.2% in the second quarter of fiscal year 2006 compared to 76.0% in the second quarter of fiscal year 2005. The increase is attributable to the lower markup obtained from the reduced level of purchased services and materials during the second quarter as mentioned above.

     Selling, general and administrative expenses approximated 15.2% of net service revenue in the second quarter of fiscal year 2006, compared to 17.8% in fiscal year 2005. The decrease is due to the consolidation of certain administrative functions during the first part of fiscal year 2006.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Operating income for the second quarter of fiscal year 2006 was $697,000, a 29% decrease over that reported in the prior fiscal year. The decrease is attributable to the lower gross revenues as a result of the lower levels of subcontracted construction work described above.

     Interest income for the second quarter of fiscal year 2006 was $26,000, compared to interest expense of $10,000 reported in the second quarter of the prior fiscal year. The improvement was the result of the resolution of an outstanding receivable with interest of $25,000, paying off the Company's line of credit, and interest earned on investment, further improving its working capital and cash flow generated by operations.

     In the second quarter of fiscal year 2006, the Company recorded an additional expense of $205,000 due to additional estimated costs to close the SMC pension plan and higher than expected plan funding requirements based upon actuarial calculations. In the fourth quarter of fiscal year 2005, the Company discontinued the operations of its biological laboratory due the lack of business volume, market concentration, and poor operating performance. The second quarter of fiscal year 2005 was adjusted to reflect the discontinued operations of the biological laboratory. In the second quarter of fiscal year 2005, the loss from discontinued operations was $111,000.

     Versar's net income for the second quarter of fiscal year 2005 was $518,000 compared to $421,000 in the prior fiscal year. The improved earnings were primarily attributable to removal of the biological laboratory from the operating results of the Company.

Six Months Comparison of Fiscal Years 2006 and 2005
___________________________________________________

     Gross revenues for the first six months of fiscal year 2006 decreased by $7,841,000 (21%) compared to gross revenue in the first six months of fiscal year 2005. The decrease is due to the decrease in construction work in fiscal year 2006 in the Infrastructure and Management Services Business segment. The decrease is attributable to the completion of two large construction projects. Three large construction projects remain outstanding pending funding from the federal government for over $15 million. See "Financial Trends" for additional discussion.

     Purchased services and materials decreased by $7,575,000 (38%) in the first six months of fiscal year 2006 compared to that reported in the first six months of fiscal year 2005. As discussed above, with the completion of the two large construction projects, there was decreased subcontractor activity in the Infrastructure and Management Services segment.

     Net service revenue decreased by 1% in the first six months of fiscal year 2006 primarily due to the lower level of purchased services and materials discussed above.

     Direct costs of services as a percentage of net service revenue increased to 79.1% in the first six months of fiscal year 2006, compared to 76.9% in the first six months of fiscal year 2005.
The increase is attributable to higher proposal costs in the first quarter and to the lower markup obtained from the reduced level of purchased services and materials during the second quarter discussed above.

     Selling, general and administrative expenses approximated 16.1% of net service revenue for the first six months of fiscal year 2006, compared to 17.1% in fiscal year 2005. The decrease is due to the consolidation of certain administrative functions during fiscal year 2006.

     Operating income for the first six months of fiscal year 2006 was $833,000, a $225,000 decrease over that reported in the prior fiscal year. The decrease is primarily due to significant proposal costs incurred in the first quarter of fiscal year 2006 and reduced construction work in the first six months of fiscal year 2006.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest income for the first six months was $6,000, a $29,000 decrease to that reported in the prior fiscal year, with the resolution of an outstanding receivable, which included $25,000 of interest. In addition to the improved cash flow, the utilization of the Company's line of credit has been minimal. The Company continues to finance certain insurance policies and capital equipment, which will continue to incur interest costs in the future.

     Loss from discontinued operations in the first six months of fiscal year 2006 was $205,000 reserve to cover the additional cost to wind down the SMC pension plan and to fully fund the plan in accordance with the PBGC requirements. The loss for the discontinuance of the Company's biological laboratory operations for the first six months of fiscal year 2005 was $207,000.

Liquidity and Capital Resources
_______________________________

     The Company's working capital as of December 30, 2005 approximated $9,216,000, an increase of $1,329,000 (17%). In addition, the Company's current ratio was 2.10, which improved over the 1.86 reported at July 1, 2005. The improvement was primarily due to a decrease in accounts receivable, which improved the Company's cash position and allowed it to repay its line of credit.

     The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (7.25% as of December 30, 2005). As of December 30, 2005, Versar had no borrowings outstanding under the line of credit and borrowing capacity under the line of credit of $5,000,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility was renewed in November 2005 and is due in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios.
These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed
2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to met the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements.
At December 30, 2005, the Company was in compliance with the financial covenants.

     We believe that our current cash position, together with anticipated cash flows and the renewal of the line of credit, will be sufficient to meet the Company's liquidity needs within the next year. Expected capital requirements for fiscal year 2006 are approximately $400,000, primarily to maintain and upgrade our chemical laboratory and the Company's computer systems. Such capital requirements will either be funded through the existing working capital or will be financed through third party financing sources. However, third party financing may not be available on terms acceptable to us, or at all.

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

     From time to time we may proceed with work based on customer direction pending finalizing and signing of contract funding documents. We have an internal process for approving any such work. The Company recognizes revenue based on actual costs incurred to the extent that the funding is assessed as probable. In evaluating the probability of the receipt of funding, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.

     There is the possibility that there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. It is most likely that such adjustments could occur in our Engineering and Construction business segment. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract. Adjustments to the financial statements for such events are made when they are known.

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

     Deferred tax valuation allowance: The Company has approximately $4.1 million in deferred tax assets of which a $3.3 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

     Goodwill and other intangible assets:
     ____________________________________

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

Commitments and Contingencies
_____________________________

     In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. At September 2005, all of the severance obligations were satisfied.
As of December 30, 2005, there is an accrual of approximately $154,000 to be utilized to reduce the facility costs for vacant space at the Company's headquarters in Springfield, Virginia.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company's counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery has continued for several years. The court granted Versar's demand that the Trustees supply requested information and documents, including electronic documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for Summary Judgement have been filed and briefed by both parties.
No trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 - Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders (the
"Annual Meeting") was held on November 16, 2005. The matters voted on at the Annual Meeting were as follows:

(1)  The Election of Directors
         The election of nine nominees to serve as directors of the Company was approved as indicated below:

				            For   	    Withheld
                               ________________  _____________

	Robert L. Durfee	         6,983,836	    349,856
	Fernando V. Galaviz	   6,884,178	    449,514
	James L. Gallagher	   6,989,932	    343,760
	James V. Hansen		   6,959,450	    374,242
	Amoretta M. Hoeber	   7,022,930	    310,762
	Paul J. Hoeper		   7,052,514	    281,178
	Michael Markels, Jr.	   6,897,223	    436,469
	Amir A. Metry		   6,928,580	    405,112
	Theodore M. Prociv	   7,039,310	    294,382

(2)  To approve an amendment to the Versar, Inc. Employee Stock
     Purchase Plan:

			          For     	  Against	Abstain
                      	____________	__________	_______
			       3,748,056	        252,040	 31,384

Broker Non-Votes	 3,302,212

(3)  To approve the 2005 Stock Incentive Plan:

			           For     	 Against	Abstain
       			____________	__________	_______
			        3,386,242	       597,782	 47,456

Broker Non-Votes	 3,302,212

(4) To ratify the appointment of Grant Thornton LLP as independent accountants for fiscal year 2006:

			    For     	 Against	Abstain
			____________	__________	_______
			 7,215,875	        28,235	 89,582

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





                                                     VERSAR, INC.
                                                     ____________
                                                     (Registrant)





                                           /S/ Theodore M. Prociv
                                       By:_______________________
                                          Theodore M. Prociv
                                          Chief Executive Officer,
                                          President, and Director




                                           /S/ Lawrence W. Sinnott
                                       By:______________________
                                           Lawrence W. Sinnott
                                           Executive Vice President,
                                           Chief Operating Officer,
                                           Chief Financial Officer,
                                           Treasurer, and Principal
                                           Accounting Officer

Date:  February 13, 2006