Form 10-Q
period 2006-03-31
VERSAR INC
filed 2006-05-11
CIK 803647

				UNITED STATES

		  SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

 				  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended   March 31, 2006
                               ------------------
Commission File Number      1-9309
                      -----------------

			   	   VERSAR INC.
--------------------------------------------------------------------------
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

Registrant's telephone number, including area code      (703) 750-3000
                                                  ------------------------

					Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					Yes    X      No
                                 --------     --------

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (see definition of accelerated filer and large filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ____                  ____                      ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes           No   X
                                 --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class of Common Stock                Outstanding at April 28, 2006
---------------------                -----------------------------
    $.01 par value                              8,085,355

			VERSAR, INC. AND SUBSIDIARIES

				INDEX TO FORM 10-Q

											PAGE
											----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of
	     March 31, 2006 and July 1, 2005				   3

           Consolidated Statements of
	     Operations for the Three-Month and
	     Nine-Month Periods Ended March 31,
	     2006 and April 1, 2005						   4

           Consolidated Statements of Cash
	     Flows for the Nine-Month Periods
	     Ended March 31, 2006 and April 1, 2005 			   5

           Notes to Consolidated Financial Statements			6-12

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations	     13-19

  ITEM 3 - Quantitative and Qualitative Disclosures
    	     About Market Risk							  19

  ITEM 4 - Procedures and Controls        				  19

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings						     19-20

  ITEM 6 - Exhibits								  20

SIGNATURES										  21

EXHIBITS									     22-25

					VERSAR, INC. AND SUBSIDIARIES
					Consolidated Balance Sheets
						(In Thousands)
									March 31,		July 1,
								  	  2006		 2006
	                                            ---------------  ----------------
								     (Unaudited)
ASSETS
  Current assets
	Cash and cash equivalents		  	  $        2,261	 $           132
	Accounts receivable, net			          11,019		    14,577
	Prepaid expenses and other current assets            1,532             2,017
	Deferred income taxes                                  765               308
								  ---------------  ----------------
		Total current assets			          15,577		    17,034

  Property and equipment, net					     1,858	           1,855
  Deferred income taxes				                   945		       457
  Goodwill								       776		       776
  Other Assets							       796               790
								  ---------------  ----------------
		Total assets				  $       19,952	 $        20,912
								  ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
	Bank line of credit				  $          ---   $           777
	Accounts payable                                     2,505             3,958
	Billings in excess of revenue			 	       324			 ---
	Accrued salaries and vacation				     1,803		     1,490
	Other liabilities					           1,531		     2,642
	Liabilities of discontinued operations, net	       234			 280
								  ---------------  ----------------
		Total current liabilities			     6,397		     9,147

  Other long-term liabilities					       968		     1,041
  Liabilities of discontinued operations, net		       ---		       172
								  ---------------  ----------------
		Total liabilities				           7,365		    10,360
								  ---------------  ----------------

  Commitments and contingencies

  Stockholders' equity
	Common stock, $.01 par value; 30,000,000
	  shares authorized; 8,086,405 shares and
	  7,924,116 shares issued March 31, 2006
	  and July 1, 2005, respectively; 8,070,900
	  and 7,908,611 shares outstanding at
	  March 31, 2006 and July 1, 2005, respectively		  81			  79
	Capital in excess of par value			    22,606		    22,119
	Accumulated deficit					   (10,028)		   (11,574)
	Treasury stock						       (72)		       (72)
								  ---------------  ----------------
		Total stockholders' equity			    12,587		    10,552
								  ---------------  ----------------

		Total liabilities and stockholders'
		 equity					  $       19,952	 $        20,912
								  ===============  ================



	 		The accompanying notes are an integral part of these
				  consolidated financial statements.


					VERSAR, INC. AND SUBSIDIARIES
				 Consolidated Statements of Operations
			(Unaudited - in thousands, except per share amounts)

								For the Three-Month		 For the Nine-Month
	   							   Periods Ended			    Periods Ended
							 ------------------------------  ------------------------------
							    March 31,       April 1,         March 31,      April 1,
						            2006            2005             2006           2005
							 --------------  --------------  --------------  --------------
GROSS REVENUE					 $      12,974   $      14,921   $      43,047   $      52,835
Purchased services and materials, at cost          4,639           6,098          17,142          26,176
                                           --------------  --------------  --------------  --------------
NET SERVICE REVENUE				         8,335           8,823          25,905          26,659

Direct costs of services and overhead              6,912           7,000          20,817          20,724
Selling, general and administrative expenses       1,437           1,517           4,269           4,571
							 --------------  --------------  --------------  --------------
OPERATING (LOSS) INCOME				           (14)            306             819           1,364

OTHER EXPENSE
Interest expense                 		            19              23              13              46
Income tax (benefit)                                (945)            ---            (945)            ---
							 --------------  --------------  --------------  --------------

INCOME FROM CONTINUING OPERATIONS			     912             283           1,751           1,318

LOSS FROM DISCONTINUED OPERATIONS	 	           ---            (185)           (205)           (392)
							 --------------  --------------  --------------  --------------

NET INCOME						 $         912   $          98   $       1,546   $         926
							 ==============  ==============  ==============  ==============

INCOME PER SHARE FROM CONTINUING
OPERATIONS - BASIC 				 $        0.11   $        0.04   $        0.22   $        0.17
							 ==============  ==============  ==============  ==============

INCOME PER SHARE FROM CONTINUING
OPERATIONS - DILUTED				 $        0.11   $        0.03   $        0.21   $        0.16
							 ==============  ==============  ==============  ==============

NET INCOME PER SHARE - BASIC			 $        0.11   $        0.01   $        0.19   $        0.12
							 ==============  ==============  ==============  ==============

NET INCOME PER SHARE - DILUTED		 $        0.11   $        0.01   $        0.19   $        0.11
							 ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC				         8,071           7,914           8,038           7,879
							 ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - DILUTED				         8,336           8,302           8,343           8,306
							 ==============  ==============  ==============  ==============



			The accompanying notes are an integral part of these
				  consolidated financial statements.


					VERSAR, INC. AND SUBSIDIARIES
				  Consolidated Statements of Cash Flows
					 (Unaudited - in thousands)

                                                                      For the Nine-Month
												 Periods Ended
										-----------------------------------
										    March 31,		April 1,
											2006			  2005
										----------------   ----------------
Cash flows from operating activities
  Income from continuing operations					$	    1,751	 $	     1,318
  Loss from discontinued operations						     (205)	 	      (392)
										----------------   ----------------
  Net income								          1,546	             926

  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                       573		       555
    Loss on sale of property and equipment				       30		       ---
    Provision for doubtful accounts receivable					(34)			  15
    Share based compensation							       47			 ---
    Decrease in tax valuation allowance					     (945)		       ---

  Changes in assets and liabilities
    Decrease in accounts receivable                                   3,592		     1,575
    Decrease (increase) in prepaids and other assets			      474		    (1,038)
    Decrease in accounts payable						   (1,453)              (541)
    Increase (decrease) in accrued salaries and vacation		      313		       (36)
    Decrease in other liabilities						     (860)		       (59)
										----------------    ---------------
	Net cash provided by continuing operating activities		    3,283 		     1,397
										----------------    ---------------
  Changes in net liabilities of discontinued operations		     (218)              (151)
										----------------    ---------------
	Net cash provided by operating activities				    3,065  		     1,246
										----------------    ---------------

Cash flows used in investing activities
  Purchase of property and equipment					     (542)		      (432)
  (Increase) in life insurance policies cash surrender value	      (59)		       (33)
										----------------    ---------------
	Net cash used in investing activities				     (601)    	      (465)
										----------------    ---------------

Cash flows from financing activities
  Net payments on bank line of credit					     (777)		       ---
  Proceeds from issuance of common stock					      442			 195
										----------------    ---------------
	Net cash (used in) provided by financing activities		     (335)		       195
										----------------    ---------------

Net increase in cash and cash equivalents					    2,129		       976
Cash and cash equivalents at the beginning of the period			132			 817
										----------------    ---------------
Cash and cash equivalents at the end of the period		$         2,261	  $	     1,793
										================    ===============

Supplementary disclosure of cash flow information:
 Cash paid during the period for
	Interest								$	       83	  $		  54
	Income taxes									 34			  41


			The accompanying notes are an integral part of these
				  consolidated financial statements.



				VERSAR, INC. AND SUBSIDIARIES
			Notes to Consolidated Financial Statements

(A)	Basis of Presentation

	The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended July 1, 2005 for additional information. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2006, and the results of operations for the nine-month periods ended March 31, 2006 and April 1, 2005. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

       At March 31, 2006, the Company had approximately $4.0 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous years, management recorded a valuation allowance of approximately $2.3 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets. In the third quarter of fiscal year 2006, the Company decreased the tax valuation allowance by $945,000 due to an improved history of earnings, significant reductions in fixed costs and

				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

recent contract wins, which should enhance profitability in future years. As such, the net deferred tax asset of $1.7 million represents an amount that management believes more likely than not will benefit future periods. This also provides a greater assurance that the Company will be able to utilize the tax assets in future periods.

(E)	Debt

       The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (7.75% as of March 31, 2006). As of March 31, 2006, there were no borrowings outstanding under the line of credit and had borrowing capacity under the line of credit of $5,000,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least
1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At March 31, 2006, the Company was in compliance with the financial covenants.

(F)	Discontinued Operations and Restructuring Charges

	In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC. At December 30, 2005, there was a $205,000 reserve set aside to cover the additional cost to wind down the SMC pension plan and fully fund the pension plan in accordance with the PBGC requirements for settling the remaining benefit plan obligations of SMC. The Company is in the process of locating eligible participants in the pension plan and intends to make a final distribution as early as administratively practical.

	In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to lack of business volume, market concentration and poor operating performance. The Company recorded $420,000 facility termination costs at the end of fiscal year 2005. In fiscal year 2006, the Company sublet the laboratory facility and completely satisfied the equipment leases. At March 31, 2006, there were approximately $22,000 net liability remaining to wind down the Company's existing obligations. Management believes the balance is adequate to satisfy the remaining obligations.

(G)	Contingencies

	Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

	In March 2006, the Company entered into a new master lease for its headquarters facility in Springfield, Virginia. The new lease reduced the prior leased square footage by 19,000 square feet to 47,222 square feet. The rent is subject to two and one-half percent escalation per year through June 30, 2016. As a result of the new lease, the Company reversed the $154,000 vacant space reserve, which was set up in prior years to reduce the leased space and is no longer required.

				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

(H)	Goodwill and Other Intangible Assets

	On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or VGSI. The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately
$776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 and continues to operate under the IMS segment name, because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. This combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis as of July 1, 2005, the estimated fair value of the IMS reporting unit was $23 million which is in excess of the carrying amount of the net assets of the reporting unit by a substantial margin.

	On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company's existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's IMS segment. As part of the acquisition, the Company entered into a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable upon the agreement of both parties. Approximately $25,000 of the purchase price was allocated to fixed assets, with the remaining balance allocated to contract rights which are being amortized over three years.

(I)	Net Income Per Share

	Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes the assumed exercise or conversion of common stock equivalents outstanding during the period, if dilutive. The Company's common stock equivalents consist of stock options.


				For the Three-Month Periods Ended	  For the Nine-Month Periods Ended
			    ------------------------------------  -----------------------------------
			        March 31,            April 1,	    March 31,           April 1,
			          2006                 2005             2006                2005
			    ----------------    ----------------  ----------------    ---------------
Weighted average
 common shares
 outstanding - basic         8,071,030           7,914,442         8,037,668          7,879,293

Assumed exercise of
 options (treasury
 stock method)		       264,872             387,129           305,169            426,660
			    ----------------    ----------------  ----------------    ---------------

Weighted average
 common shares
 outstanding - diluted       8,335,902           8,301,571         8,342,837          8,305,953
			    ================    ================  ================    ===============


				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

(J)	Common Stock

	The Company issued 162,289 shares of common stock upon the exercise of stock options during the first nine months of fiscal year 2006. Total proceeds from the exercise of such stock options was approximately $440,000.

       Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock. Through the Plan, employees initially purchased shares of Versar common stock from the open market at 90% of its fair market value. The plan was modified, effective January 1, 2006, to increase the purchase price to 95% of fair market value to address certain issues raised under Statement of Financial Accounting Standard ("SFAS") 123 (Revised 2004), "Share-Based Payment". The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

(K)	Stock-Based Compensation

	In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted share units and performance based awards, may be granted to directors, officers and employees of the Company and its affiliates. Only employees may receive stock options classified as "incentive stock options", also known as "ISO". The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may be granted more than 100,000 shares of Common Stock during the term of the 2005 Plan. The 2005 Plan awards in this plan will terminate in September 2015.

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

	In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the "1992 Plan") and the Versar 1987 Stock Option Plan (the "1987 Plan"). Options to purchase all shares of common stock reserved under these plans have been granted.

	Under the 1996 Plan, which expires in November 2006, options may be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option will be determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement.

       Under the 1992 Plan and through the expiration of the 1992 Plan in November 2002, options were generally granted to key employees at the fair market value on the date of grant and became exercisable during the ten-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expired if

				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

       Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). As a result a compensation expense of $47,000 for the nine months of fiscal year 2006 was included in the Company's Consolidated Statements of Operations.

	On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain previously awarded unvested and "out-of-the-money" stock options that had an exercise price per share of $3.00 or more for all employees and officers of the Company. The accelerated awards were originally made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The closing price of the Company's Common Stock on the American Stock Exchange on June 21, 2005 was $3.00. The acceleration of the out-of-the-money stock options was effected in order to avoid as significant an impact from the adoption of SFAS 123(R). Outstanding non-qualified stock options and options held by non-employee directors were not included in the acceleration. As a result of the acceleration, the Company reduced the amount of stock compensation expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis.

	A summary of option activity under the Company's employee stock incentive plans in the nine months ended March 31, 2006, is presented below:


										Weighted-
								Weighted-	Average	Aggregate
								 Average	Remaining	Intrinsic
	    Options				Shares	Exercise	Contractual	  Value
						(000)		  Price	  Term	 ($000)
---------------------------	---------------	----------	-----------	----------
Outstanding at July 1, 2005		1,690		$	3.10
Granted					    5		$	3.20
Exercised					 (163)	$	2.72
Forfeited or cancelled			 (196)	$	3.20
					---------------	----------
Outstanding at march 31, 2006		1,336		$	3.18		5.9	$	2,362
					===============	==========	===========	===========

Exercisable at March 31, 2006		1,164		$	3.19		6.0	$	2,077
					=============== 	==========	===========	===========


	As of March 31, 2006, there were approximately 172,000 unvested options to purchase common stock under the plans. The total fair value of these unvested options was approximately $285,000. An estimated compensation cost of $64,000 is expected to be recognized over 5 years.

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

				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

	The Company's pro forma information follows (in thousands, except per share data):


						 For the Three-Month	   For the Nine-Month
				     		Periods Ended April 1,    Periods Ended April 1,
 					     ------------------------  ------------------------
					               2005                      2005
				   	     ------------------------  ------------------------
Net income, as reported				$	  98			$	 926
Less:  Total Stock-Based
  Compensation determined
  under the fair-value based
  method							(130)				(334)
Pro-forma net income					 (32)				 592

Net income per share - basic,
 as reported					$	0.01			$	0.12
Pro-forma net income per
 share - basic					$	 ---			$	0.08

Net income per share - diluted,
 as reported					$	0.01			$	0.11
Pro-forma net income per share		$	 ---			$	0.07




(L)	Business Segments

	The Company's two business segments are Infrastructure and Management Services and National Security. The Infrastructure and Management Services segment provides a full range of services including remediation/corrective actions, site investigations, remedial designs, construction, operation and maintenance of remedial systems, and engineering, design and construction management to industrial, commercial and government facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment.

       In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. The combination provided a more efficient use of resources and more effective management of the business operations, given the cyclical nature of the former Engineering and Construction business segment. The Company now evaluates the business along the two business lines described above. The prior year segment information has been restated to conform to the new presentation.

       The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

				VERSAR, INC. AND SUBSIDIARIES
		Notes to Consolidated Financial Statements (continued)

	Summary financial information for each of the Company's segments follows:


				For the Three-Month Periods Ended	  For the Nine-Month Periods Ended
			    ------------------------------------  -----------------------------------
			        March 31,            April 1,	    March 31,           April 1,
			          2006                 2005             2006                2005
			    ----------------    ----------------  ----------------    ---------------
NET SERVICE REVENUE
-------------------
Infrastructure and
 Management Services  $    	6,860		$	7,149		$	21,659	  $	   22,253
National Security			1,475			1,674			 4,246		    4,406
			    ----------------    ----------------  ----------------    ---------------
			    $		8,335		$	8,823		$	25,905	  $	   26,659
			    ================	================	================    ===============

OPERATING INCOME (A)
--------------------
Infrastructure and
 Management Services  $		1,037		$	1,387		$	 4,148	  $	    5,060
National Security			  386			  436			   940		      875
			    ---------------- 	----------------	----------------	  ---------------
					1,423			1,823			 5,088		    5,935

Selling, general and
 administrative
 expenses			     (1,437)	     (1,517)		(4,269)		   (4,571)
			    ----------------	----------------	----------------	  ---------------
OPERATING (LOSS)
 INCOME (A)		    $	  	  (14)	$	  306		$	   819	  $	    1,364
			    ================	================	================	  ===============

<A> Operating income is defined as net revenue less direct costs of services and overhead.




IDENTIFIABLE ASSETS					March 31,		July 1,
-------------------					  2006		 2005
							------------------  ----------------
Infrastructure and Management Services	$	11,212	  $	14,817
National Security						 1,847		 1,738
Corporate and Other					 6,893		 4,357
							------------------  ----------------

Total Assets					$	19,952	  $	20,912
							==================  ================


ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

Financial trends
----------------

	During the third and fourth quarters of fiscal year 2005, gross revenues on major construction projects declined compared to the first half of the fiscal year, due to delays in obtaining follow-on and new projects. The resulting reduction in gross revenues along with the delay in resolution of several construction change orders had a negative effect on the Company's operating results for the second half of fiscal year 2005. Additionally, during 2005, there were delays in contract funding for the Environmental Protection Agency and certain delays with civilian agencies because of diversion of funds for the war effort and the announcement of additional military base closings by the BRAC commission, which cancelled project funding of approximately $5 million.

	During much of the first quarter of 2006, the Company continued to experience reduced gross revenues as a result of continuing effects of the delays and other factors that impacted the last half of fiscal year 2005. However, late in the first quarter of fiscal year 2006, the Company increased its funded contract backlog from $31 million as reported at July 1, 2005 to $40 million at September 30, 2005, primarily due to the release of several construction projects, the award of an additional $3 million contract for construction oversight in Iraq and increased activity at the government fiscal year end. Late in the third quarter of fiscal year 2006, with the award of the Army's professional services contract, funded backlog increased to $48 million as of March 31, 2006. In addition, the Company has over $16 million of pending large construction projects that as of yet have not been funded by the government. Subsequent to the third quarter end, $9.6 million of the $16 million of funding was received. We anticipate that with the current level of funded backlog, that quarterly gross revenues will increase during the fourth quarter of the fiscal year as compared to that reported for the first nine months of fiscal 2006. However, for the Company to foster and sustain growth, it must win additional follow-on projects and additional new contracts to keep funded contract backlog at levels that will support continued growth. There can be no assurance that the Company's efforts to grow the business base will be successful or that the Company will receive sufficient contract awards to replace work as contracts are completed.

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

	There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

	-	General economic or political conditions;
	-	Threatened or pending litigation;
	-	The timing of expenses incurred for corporate initiatives;
	-	Employee hiring, utilization, and turnover rates;
	-	The seasonality of spending in the federal government and for
		commercial clients;
	-	Delays in project contracted engagements;
	-	Unanticipated contract changes impacting profitability;
	-	Reductions in prices by our competitors;
	-	The ability to obtain follow on project work;
	-	Failure to properly manage projects resulting in additional
		costs;
	-	The cost of compliance for the Company's laboratories;

ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations (continued)

	-	The impact of a negative government audit potentially impacting
		our costs, reputation and ability to work with the federal
		government;
	-	Loss of key personnel;
	-	The ability to compete in a highly competitive environment; and
	-	Federal funding delays due to war in Iraq.

Results of Operations
---------------------

Third Quarter Comparison of Fiscal Year 2006 and 2005
-----------------------------------------------------

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

	Gross revenue for the third quarter of fiscal year 2006 was $12,974,000, a $1,947,000 (13%) decrease over that reported in the third quarter of fiscal year 2005. The decrease is attributable to reduced new construction work and continued delayed project funding of over $16 million in pending construction work in the Company's Infrastructure and Management Services Business segment due to delays in federal funding and the diversion of funds to the war in Iraq. Subsequent to the third quarter end, $9.6 million of the $16 million of funding was received. A large portion of these revenues was primarily generated from purchased services and materials.

	Purchased services and materials decreased by $1,459,000 (24%) in the third quarter of fiscal year 2006 compared to that reported in the third quarter of fiscal year 2005. The decrease was primarily the result of reduced subcontracted construction work and delayed project funding as discussed above.

	Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues decreased by 6% in the third quarter of fiscal year 2006 compared to that reported in the third quarter of fiscal year 2005. The decrease was primarily due to the lower labor utilization as a result of project funding delays which translated into lower margins for the Company during the quarter, and the lower markup associated with the reduced purchased services and materials as mentioned above.

	Direct costs of services and revenue include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 82.9% in the third quarter of fiscal year 2006 compared to 79.3% in the third quarter of fiscal year 2005. The increase is attributable to the reduced labor utilization, lower than anticipated performance in the chemical laboratory, and the increases in costs related to a performance based project in the Infrastructure and Management Services Business segment.

ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations (continued)

       Selling, general and administrative expenses remained at approximated 17.2% of net service revenue in the third quarter of fiscal years 2006 and 2005.

	Operating loss for the third quarter of fiscal year 2006 was $14,000 compared to operating income of $306,000 over the same period in fiscal year 2005. The decrease was due to the lower gross revenues, and purchased services and higher direct costs of services in relation to the business volume as mentioned above.

	Interest expense for the third quarter of fiscal year 2006 was $19,000, a reduction of $4,000 over that reported in the third quarter of fiscal year 2005. The interest expense is primarily for the financing of large insurance premiums and capital leases as part of the normal operations of the business. The Company continues to remain cash positive and did not utilize the existing line of credit during the third quarter of fiscal year 2006.

	In the third quarter of fiscal year 2006, the Company decreased the tax valuation allowance by $945,000 due to an improved earnings history, significant reductions in fixed costs and recent contract wins, which should enhance profitability in future years. As such, the net deferred tax asset of $1.71 million represents an amount that management believes more likely than not will benefit future periods. This also provides a greater assurance that the Company will be able to utilize the tax assets in future periods.

	Income from continuing operations was $912,000 for the third quarter of fiscal year 2006, an increase of $629,000 over that reported in the third quarter of fiscal year 2005 as a result of tax benefit recorded in the quarter due to the reduction of the tax valuation allowance as noted above.

	Loss from discontinued operations for the third quarter of fiscal year 2005 was $185,000, which was due to the discontinuance of the Company's biological laboratory operations in the fourth quarter of fiscal year 2005. The results for the third quarter of fiscal year 2005 were adjusted to reflect the discontinued operations of the biological laboratory.

	Versar's net income for the third quarter of fiscal year 2006 was $912,000 compared to $98,000 in the prior fiscal year. The improved earnings were primarily attributable to the removal of the biological laboratory from the operating results of the Company and the tax benefit recorded during the quarter.

Nine Months Comparison of Fiscal Years 2006 and 2005
----------------------------------------------------

	Gross revenues for the first nine months of fiscal year 2006 decreased by $9,788,000 (19%) compared to the first nine months of fiscal year 2005.
The decrease is due to the decrease in construction work in fiscal year 2006 in the Infrastructure and Management Services business segment. The decrease is attributable to the completion of two large construction projects in fiscal year 2005. One project for $4.7 million was received late in the third quarter of fiscal year 2005 and an additional $16 million remain outstanding pending funding from the federal government. Subsequent to the end of the third quarter, the Company has received $9.6 million of the $16 million of pending project funding. See "Financial Trends" for additional discussion.

	Purchased services and materials decreased by $9,034,000 (35%) in the first nine months of fiscal year 2006 compared to that reported in the first nine months of fiscal year 2005. As discussed above, with the completion of the two large construction projects, there was decreased subcontractor activity in the Infrastructure and Management Services segment, which accounted for a majority of the reduction in purchased services and materials.

	Net service revenue decreased by 3% for the first nine months of fiscal year 2006 primarily due to the reduced markup associated with the lower level of purchased services and materials due to the delay in the award of construction related projects.

ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations (continued)

	Direct costs of services as a percentage of net service revenue increased to 80.4% in the first nine months of fiscal year 2006, compared to 77.7% in the first nine months of fiscal year 2005. The increase is due to higher proposal costs, lower markup obtained from the reduced level of purchased services and materials, and lower than expected financial performance in the Company's chemical laboratory.

	Selling, general and administrative expenses approximated 16.5% of net service revenue for the first nine months of fiscal year 2006, compared to 17.1% in the prior fiscal year. The decrease is due to the consolidation of certain administrative functions during fiscal year 2006.

	Operating income for the first nine months of fiscal year 2006 was $819,000, a $545,000 decrease over that reported in the prior fiscal year. The decrease is primarily due to the decrease in gross revenues as a result of reduced construction work and higher proposal costs in fiscal year 2006.

	Interest expense for the first nine months was $13,000, a decrease of $33,000 to that reported in the prior fiscal year. The decrease is attributable to $25,000 of interest income associated with the resolution of a receivable that was resolved in arbitration and improved cash flow of the Company. The Company continues to finance certain insurance policies and capital equipment, which will continue to incur interest costs in the future.

	In the third quarter of fiscal year 2006, the Company decreased the tax valuation allowance by $945,000 due to an improved earnings history, significant reductions in fixed costs and recent contract wins, which should enhance profitability in future years. As such, the net deferred tax asset of $1.71 million represents an amount that management believes more likely than not will benefit future periods. This also provides a greater assurance that the Company will be able to utilize the tax assets in future periods.

	Income from continuing operations for the first nine months of fiscal year 2006 was $1,751,000, an increase of $433,000. The increase was primarily due to the tax benefit recorded in the third quarter of fiscal year 2006.

	Loss from discontinued operations in the first nine months of fiscal year 2006 was $205,000, which resulted from additional costs to wind down the SMC pension plan and to fully fund the plan in accordance with PBGC
requirements.   The loss incurred from discontinued operations of $392,000 for the first nine months of fiscal year 2005 resulted from the discontinuance of the Company's biological laboratory operations.

	Net income for the first nine months of fiscal year 2006 was $1,546,000 compared to $926,000 in the first nine months of fiscal year 2005.

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of March 31, 2006 approximated $9,180,000, an increase of $1,293,000 (16.4%). In addition, the Company's current ratio was 2.44, which improved over the 1.86 reported at July 1, 2005. The improvement was primarily due to efforts to decrease accounts receivable through improved collections, which improved the Company's cash position and allowed it to repay its line of credit.

       The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (7.75% as of March 31, 2006). As of March 31, 2006, there were no borrowings outstanding under the line of credit and borrowing capacity under the line of credit of $5,000,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to
1.  Failure to meet the covenant

ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations (continued)

requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At March 31, 2006, the Company was in compliance with the financial covenants.

	We believe that our current cash position, together with anticipated cash flows and the renewal of the line of credit, will be sufficient to meet the Company's liquidity needs within the next year. Expected capital requirements for remainder of fiscal year 2006 are approximately $200,000, primarily to maintain and upgrade our chemical laboratory and the Company's computer systems. Such capital requirements will either be funded through the existing working capital or will be financed through third party financing sources. However, third party financing may not be available on terms acceptable to us, or at all.

Critical Accounting Policies and Related Estimates That Have a Material
-----------------------------------------------------------------------
Effect on Versar's Consolidated Financial Statements
----------------------------------------------------

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

       Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or net estimated realizable value of costs, reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Losses on contracts are recognized in the period when they become known.

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

	Deferred tax valuation allowance: The Company has approximately $4.0 million in deferred tax assets of which a $2.3 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. In the third quarter of fiscal year 2006, the Company decreased the tax valuation allowance by $945,000 due to an improved history of earnings, significant reductions in fixed costs and recent contract wins, which should enhance profitability in future years. This also provides a greater assurance that the Company will be able to utilize the tax assets in future periods. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

       Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or VGSI. The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 and continues to operate under the IMS segment name, because many of the services provided were similar to the Company's remediation business, and the two segments shared similar customers and business opportunities, and were duplicative in nature. This combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, as of July 1, 2005, the estimated fair value of the IMS reporting unit was $23 million which is in excess of the carrying amount of the net assets of the reporting unit by a substantial margin. As such, management concluded goodwill was not impaired.

	On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition will expand the Company's existing and future capabilities in cultural resources work. Their expertise will enhance and compliment Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's IMS segment. As part of the acquisition, the Company entered into a two year marketing agreement with Parsons to give Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable upon agreement of both parties. Approximately $25,000 of the purchase price was allocated to fixed assets, with the remaining balance to be allocated to contract rights which are being amortized over three years.

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

Commitments and Contingencies
-----------------------------

	In September 2002, the Company recorded a non-recurring charge of $800,000 to reduce the Company's overall cost structure and to reduce costs in non-performing divisions. The costs included $450,000 for severance payments to terminated employees and $350,000 for costs to restructure certain leased facilities. At September 2005, all of the severance obligations were satisfied. As of March 31, 2006, the remaining accrual was reversed due to the Company's lease renewal in Springfield at reduced square footage, which made the accrual no longer necessary.

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





									VERSAR, INC.
								-----------------------
									(Registrant)





									/S/ Theodore M. Prociv
								By:__________________________
									Theodore M. Prociv
									Chief Executive Officer,
									President, and Director




									/S/ Lawrence W. Sinnott
								By:__________________________
									Lawrence W. Sinnott
									Executive Vice President,
									Chief Operating Officer,
									Chief Financial Officer,
									Treasurer, and Principal
									Accounting Officer



Date:  May 11, 2006