Form 10-K
period 2006-06-30
VERSAR INC
filed 2006-09-19
CIK 803647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 30, 2006	No. 1-9309
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)
(703) 750-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)
American Stock Exchange
(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005 was approximately $21,344,666.
     The number of shares of Common Stock outstanding as of September 1, 2006 was 8,140,364.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Forward-Looking Statements
     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays on project funding; and such other risks and uncertainties as are described under Item 1A Risk Factors of this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
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
     In fiscal year 2006, Versar further expanded both our capabilities and geographic support to the government sector with the award of the U.S. Army’s $40 million personal services contract. This award, along with our extensive Title II engineering services overseas in Iraq for the Air Force, has solidified a strong baseline business internationally. In addition, management continued to reduce further costs and refocus marketing and sales efforts on our core business and strategic business targets.
     In fiscal year 2006, the Company implemented a new initiative to further increase the Company’s project management as well as address the new Federal Acquisition Regulation requirements for earned value management systems as a federal government contractor. Currently the Company has 5% of its workforce PMP (Project Management Professionals) through the Project Management Institute with another 5% soon to be certified in the coming months. The Company intends to continue investing in this program as the PMP discipline is the backbone of the Company’s business in managing projects.
     In fiscal year 2006, the Company experienced extensive contract and project funding delays until the fourth quarter of fiscal year 2006. The delay resulted in funding occurring six to nine months later than anticipated. The delays were primarily due to funding shortfalls as a result of the war in Iraq and the lack of additional federal government supplemental funding at the end of fiscal year 2006. Such delays had a significant negative effect on our overall business volume for fiscal year 2006.

Infrastructure and Management Services
     Versar’s customers are incorporating environmental health and safety activities into their management systems and day-to-day operations. Versar supports our customers by providing the full range of scientific, engineering and program management services to address prevention, detection, control, management, and clean-up of toxic substances and hazardous waste. The Infrastructure and Management Services business segment is the largest component of Versar’s business base. Support to the Department of Defense (DoD), the U.S. Environmental Protection Agency (EPA) and state and local governments comprise the majority of this work. Programs generally focus on six major service areas, described below: compliance with environmental regulations, restoration of contaminated sites, prevention of pollution at the source, conservation of natural and cultural resources, and engineering and construction.
     Compliance: Versar provides support for regulatory compliance programs involving air, water and other media. The trend in DoD compliance services is to use the capabilities of personnel from professional services firms to support on-site activity at DoD facilities. In 2006, Versar continued its growth in its professional services division providing on-site environmental management and compliance services. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core mission of defense of the nation. Versar’s company-wide federal outsourcing technical support business revenue represented approximately 12% of the Company’s total gross revenues in fiscal year 2006. Versar has grown to over 80 professional and administrative on-site support staff at over 18 DoD installations and industrial facilities. The Bush Administration’s public commitment to utilize the resources of the private sector to meet its personnel needs is another factor that has driven this segment of the business.
     Compliance and scientific support for the EPA continued to show stable revenue in fiscal year 2006. All existing contracts were used to capacity, with EPA adding options to several base contracts.
     Environmental Restoration: Federal restoration program revenue generally stayed stable in fiscal year 2006 as DoD restoration projects were converted from traditional cost plus to performance-based, fixed price contracts. Versar recognized this shift in contract needs and adjusted its bidding process to accommodate the new contracting process. Versar has completed approximately $10 million of business in the past two fiscal years with this new type of contract vehicle. Performance based contract work continues to be in its infancy as this new method of contracting has had several problems and issues industry wide. We anticipate that these problems will be resolved in the next couple of fiscal years to mitigate and reduce risk for both the government and private contractors.
     The Air Force continues to be our largest remediation customer, and through our existing Air Force Center for Environmental Excellence (AFCEE) contracts we continue to bid and win task efforts at bases worldwide. In fiscal year 2006, Versar continued to perform restoration support services at Vandenberg AFB, Beale AFB, and Buckley AFB, in the U.S., and Ramstein and Moron AFB, in Europe. Work at military training ranges also continued to expand, through subcontracting opportunities with large DoD operations and maintenance firms. We have increased our staff of field personnel at Nellis AFB, Nevada, a 15-year contract, and expect to provide more personnel at Nellis AFB in fiscal year 2007. At Nellis AFB, Versar is saving and recycling UXO residue. The residue is sold as scrap and the resultant funds are turned over to the installation for further range cleaning.
     Pollution Prevention: Versar has been involved with innovative pollution prevention (P2) programs since the 1980s. The market has shifted from the assessment of opportunities for P2 to engineering solutions that use sustainable, low impact technology to replace existing processes.
     Our premiere P2 program continues to revolve around the technology associated with cleaning oxygen systems aboard military aircraft. The Aircraft Oxygen Line Cleaning System (OLCS) development project is complete, and has been successfully demonstrated on a number of aircraft platforms in the DoD inventory, including the B-1 bomber, the F-15 and F-16 fighter aircraft, and the C-130 transport. In 2004, we developed and tested a smaller-scale Oxygen Cart Cleaning System. Work continued in fiscal years 2005 and 2006 as we demonstrated the technology on a B-52 aircraft and helped an aircraft manufacturer prove that crew-expansion projects could be performed in a clean manner relative to oxygen systems. We also provided oxygen converter cleaning services in the Tinker AFB oxygen shop.

     Conservation of Natural and Cultural Resources: Versar continues to grow our specialized expertise in ecological assessment, restoration and resource management. For more than 30 years we have supported the states of Maryland, Virginia and Delaware as well as the EPA, National Oceanic and Atmospheric Administration (NOAA), United States Fish and Wildlife Service (USFWS) and U.S. Army Corps of Engineers (USACE) in the assessment of the ecological health of the Chesapeake Bay, and the development of management practices to restore this endangered ecosystem. As a cooperator with the University of Maryland, Versar is currently conducting an ecological risk assessment of the proposal by various states to introduce the Asian oyster to Chesapeake Bay to enhance the Bay’s ecology and sustain commercial fishing in the region. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar has continued to assess the ecological consequences of beach restoration through removal of sand from offshore deposits. We continue to employ innovative technologies, such as underwater video, to evaluate how fish and other marine organisms may respond to USACE dredging programs.
     Our watershed planning and storm water management programs have expanded and diversified in the past two years. For a comprehensive planning project in an urban watershed in Fairfax County, Virginia, Versar has been developing low impact development (LID) alternatives for improving water and habitat quality. For Frederick County, Maryland, we have been identifying sites in impaired watersheds that may present cost-effective and ecologically beneficial locations for restoration programs.
     Versar’s Cultural Resources (CR) Division, acquired in fiscal year 2005 from Parsons Corporation, added a new dimension to Versar’s broad range of professional services that already included professional services cultural staff supporting several DoD installations. Operating since 1977, the CR Division has successfully executed nearly 1,000 projects for federal, state, local and municipal, commercial, industrial and private clients in 49 states, Puerto Rico, Argentina and Japan. The staff of 10 professionals with a full-scale archaeological laboratory conducts projects in compliance with the National Environmental Protection Act, the National Historic Preservation Act, and other legislation. As cultural resources compliance is an integral and mandatory part of environmental planning, this group gives Versar the ability to satisfy customers’ total environmental needs.
     Engineering and Construction: During fiscal year 2006, construction and design / build programs included support to many federal agencies such as the Air Force, Department of State, Defense Logistics Agency, and the Army Corps of Engineers. Projects involved both renovation and new construction. Versar was able to capture significant new construction management projects by integrating its staff’s strengths in general contracting and professional design by providing value engineering attributable to energy, sustainability, and constructability savings.
     Versar completed two large engineering and construction projects in fiscal year 2006; a roofing systems repair/replacement project for the Defense Logistics Agency (DLA) at the DLA Defense Distribution Center in San Diego, California and a building renovation project for Robbins AFB, Georgia. The Company continues to focus on obtaining larger construction management projects and in fiscal year 2006 obtained a $4.7 million classified renovation project and a $6.7 million renovation project in Ft. Jackson, South Carolina.
     Project funding delays were resolved late in the fourth quarter of fiscal year 2006 resulting in much stronger backlog going into fiscal year 2007. The Air Force’s decision to extend our Indefinite Delivery / Indefinite Quantity (ID/IQ) WERC contract for an additional five years provides the Company with continuing capacity to further expand engineering and construction capability. Versar continues to bid on several large engineering and construction programs for the Air Force, Department of State and the U.S. Army Corps of Engineers and expects to receive the results in the first half of fiscal year 2007. If the Company is successful in obtaining such contract vehicles, this will provide an even stronger base for future business and growth.
     Versar’s support for the war on terrorism in Iraq continues to grow. Versar’s support of the Air Force Title II effort in Iraq has increased to $15.7 million in funding since the programs’ inception in fiscal year 2005. We anticipate that our services will be required through fiscal year 2008 in support of the International Coalition’s efforts.

     In April 2006, Versar was awarded a contract to provide personal services support to the U.S. Army Corps of Engineers and to manage the Iraqi associate workforce who provide quality control on Army projects. The contract value was $40 million for a three year period. Approximately $15 million was funded in the first year of the contract and we anticipate that these projects will continue to grow in the future.
National Security
     The National Security segment consists primarily of the operations of GEOMET Technologies, LLC. The National Security segment operates in several defense markets:
     Personal Protection Equipment: GEOMET is a leader in developing, testing and manufacturing personal protection equipment (PPE). In fiscal year 2004, GEOMET announced its Disposable Toxicological Agent Protective System (DTAPS®) Level B coverall chemical/biological protective suits, which are the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, will help fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals, chemical terrorism agents, or biological terrorism agents. The DTAPS® Level B coverall ensemble is a fully integrated and chemical warfare agent tested protective system including a coverall suit, a reusable chemical splash hood, boots, and breathing system.
     GEOMET was awarded a contract by the Greek government to supply DTAPS® Level A chemical protective suits and associated equipment plus training to the Greek military forces as part of their preparation to respond to possible terrorist incidents at the 2004 Olympic Games in Athens, Greece. Over the past eight years, Versar has provided chemical protective suits and associated equipment to United States and Australian military services to strengthen their chemical and biological capabilities to respond to terrorist incidents at both Summer and Winter Olympic Games.
     The PPE marketplace will continue to be highly competitive, with decisions often based on price. Our strategy is to continue to work with customers to become a “one stop” supplier for protection needs, and to assist the customer in determining what systems are needed and help determine their requirements.
     The Company continues to be successful with submittals to the Technical Support Working Group (TSWG). TSWG is the U.S. national forum that identifies, prioritizes, and coordinates interagency and international research and development (R&D) requirements for combating terrorism. TSWG has awarded the Company an R&D task, for example, to develop a heat stress calculation system for personal protection system use which accurately predicts how long an individual can operate in specific conditions. The system operates on a personal data assistant platform and allows the user to rapidly assess and calculate the heat stress on an individual outfitted with PPE, and how long they can operate safely. Work continues in fiscal year 2007 towards deployment of an operational system for TSWG under this project.
     Chemical Surety Laboratory: Versar owns and operates one of four non-federal DoD licensed Surety Laboratories in the U.S. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples of air, soil, water, and sludge for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
     GEOMET was also selected to be the lead subcontractor, providing nuclear, chemical and biological test and evaluation services to the West Desert Test Center (WDTC) located on the U.S. Army Dugway Proving Ground (DPG), Utah. The prime contract is a cost plus fixed fee contract with a value of $285 million and a one-year base period of performance along with fourteen options and award terms, making the potential total contract period 15 years. Versar’s estimated portion of this contract is $30 million over the 15 year period of performance. The WDTC test programs include evaluation of munitions, chemical/biological detection and protection devices, testing to determine nuclear, biological, chemical contamination and decontamination survivability of various Department of Defense material and equipment, and a wide range of developmental testing and applied research related to tactics, techniques, and procedures.
     The Chemical Surety laboratory worked in fiscal year 2006 to further improve its compliance with required regulations promulgated by the U.S. Army and the U.S. Department of Commerce, which are the agencies that provide oversight of operations and inspections of the facility. During fiscal year 2005, the Company was awarded a $6.9 million, five-year contract with the U.S. Marine Corps, Marine Logistics Command to support the Joint Service Chemical Agent Testing Program. GEOMET will continue to provide chemical and other testing services across a broad range of programs to protect military and homeland security personnel against threats from weapons of mass destruction.
Versar/GEOMET Collaboration Programs
     Navy Systems Engineering Support: In fiscal year 2005, the Company was selected as a team member on two teams for a major Navy contract vehicle, called “SEAPORT II”. These teams are headed by Lockheed Martin Corp. and ELS, Inc., and will compete for naval ship and weapon systems support services awarded by the Naval Sea Systems Command. Versar will support each team with vulnerability assessments, systems engineering, test and evaluation, science and technology, field support, Base Realignment and Closure (BRAC) support services, and environmental services. The Navy estimates the value to all contractors of this 15 year program will be worth up to $19.5 billion for the design, building and maintenance of the Navy’s ships and combat systems. This is an opportunity to provide Versar’s unique defense services to the Navy’s ship and weapons program for the duration of this program.
     Vulnerability Assessments: In fiscal year 2006, Versar continued to build a track record involving the assessment of critical infrastructure for vulnerability to terrorist attacks. Versar is a licensee of Sandia National Laboratories (SNL) Risk Assessment Methodology for the execution of vulnerability assessments. Over the past several years, contracts were awarded by over 80 cities for water utility vulnerability assessments across the nation for the past two years. The firm holds SNL licenses for Risk Assessment Methodology (M) in the following areas: Water (W), Chemical Facilities (CF), Communities (C), Transmission Lines (T), and Dams (D). Versar has trainers in RAM-WTM, RAM-CFTM, and RAM-CTM, and has offered training sessions from Atlanta to Honolulu. Industry wide there are less than 100 trainers for these approaches in the U.S. for protection and response to potential terrorist threats.
     In fiscal year 2006, Versar was awarded an additional $585,000 contract by the Air Force Institute of Operational Health (AFIOH) to perform Food Service Vulnerability Assessments (FSVAs) at over 37 Air Force installations in the United States and around the world. The FSVAs use the Operational Risk Management (ORM) method to check the food supply chain from the vendors (both prime vendor and other vendors) to the fork of the airmen’s mouths. Recommendations are made in the vulnerability assessments to improve protection of the food supply chain. To date, Versar had performed over 100 FSVAs at Air Force Reserve Command (AFRC) bases, Air Combat Command (ACC), Air Education and Training Command (AETC), Air National Guard (ANG), Air Force Material Command (AFMC) and U.S. Air Force Europe (USAFE) installations around the world.
     DoD Contract Support: The Company was successful as a prime contractor for ECBC (Edgewood Chemical Biological Center) engineering support Contract awarded by the Edgewood Chemical Biological Center in Edgewood, MD. The Company will continue to market this contract vehicle during fiscal year 2007 to secure task orders involving chemical and biological warfare agents, support systems and programs. Versar believes this contract will become an important foundation for future work in this arena.
Markets
     Versar’s services are continuing to evolve in response to clients’ changing needs and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. The

Company has focused its emphasis on outsourcing professional services for government customers, developing long- term level of effort contracts to stabilize the Company’s business base and on the challenging homeland security market.
     Terrorism and defense issues are the biggest near-term threats facing the economy, well ahead of government spending and the deficit. Management believes that each business segment has expertise to address the needs raised by these national security issues. The Company believes that Versar is well positioned in the defense and national security sectors in the coming years.
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
     Initially, we thought that Base Realignment and Closure (BRAC) funding would occur late in fiscal year 2006, yet due to funding constraints we believe that the BRAC funding and clean-up work will start in fiscal year 2007 as the government reorganization and privatization also present opportunities that we will continue to pursue. In addition, testing and training ranges have become more and more important to the environmental market, as new rules require more emphasis on the cleanup of munitions and safe disposal of unexploded ordnance. Water quality is also a focus area, and we have successfully entered new markets at the state and local level using our credentials gained from working at the federal level.
Competition
     Versar continues to face substantial competition in each market in which it operates and expects to continue to face substantial competition as it diversifies its business. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies with which we compete is an advantage. We are better able to compete with these smaller companies for certain contracts available only to companies qualifying as a “small business” under federal regulations because we have greater resources than they do although still meeting the “small business” criteria. Generally, a company with more than 500 hundred employees will not qualify as a “small business” so our larger competitors are unable to compete with us on these contracts. In addition, there has been major consolidation in the environmental services market, with two brackets of firms emerging — the large, diversified firms with a wide range of capabilities, and the smaller, niche firms with limited capability in specific horizontal or vertical markets.
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
     Our pricing structure has been adjusted to ensure that we remain competitive, particularly for outsourcing, where procurement decisions are very price sensitive. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our niche expertise. We are targeting and identifying specific programs that match our capability.
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
Backlog
     For Versar, firm backlog is identified as “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure. Based on past experience, the Company believes that at least 80% of funded backlog will be performed in the succeeding twelve month period.
     The Company also reports “total contract” backlog which includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. Versar has a number of large, multi-year (including option periods), multi-million dollar contracts with the federal and state governments. In many cases these contracts are identified as “Indefinite Delivery/Indefinite Quantity” multi-year contracts. These are unfunded contract “Vehicles” through which the particular government client issues funded work to Versar by written task r work orders. When these task or work orders are issued, the Company then counts the portion covered by the task or work orders as funded backlog.
     The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what Versar reasonably believes, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in Versar’s possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that Versar will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that Versar may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Nevertheless, the Company believes the number characterized as total contract backlog is important information for investors, reflecting on the potential future performance of the Company.
     While total contract backlog is comprised of total funded backlog and management’s estimate of additional amounts to be received under existing contracts, contract backlog does not represent the full amount of the Company’s contract capacity. Each of the contracts with “unutilized contract capacity” is reviewed individually and, based upon the various subjective factors described above, an estimate is made of the amount of this unutilized capacity Versar expects will become funded backlog in five to seven years. There is no specific formula for these estimates. If sufficient information is not available upon which to base an estimate, or the Company does not have prior experience with the particular client, management may not include any unfunded portion of a contract in total contractual backlog until such time as a reasonable estimate of expected future funded orders can be made.
     Other companies with similar types of contracts to Versar may not calculate backlog in the same manner as Versar, because their calculations are based on different subjective factors or because they use a different methodology.

Therefore, information presented by Versar regarding funded backlog and total contract backlog may not be comparable to similar presentations by others.
     As of June 30, 2006, funded backlog for Versar was approximately $48 million, an increase of 55% compared to approximately $31 million as of June 30, 2005.
     As of June 30, 2006, total contract backlog for Versar, including unfunded expected government task orders, was approximately $456 million, as compared to approximately $405 million as of July 1, 2005, an increase of 13%. The increase is due to the award of two USAEC contracts and the five year extension of the Company’s AFCEE WERC contract.
Employees
     At June 30, 2006, Versar had approximately 295 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Seventy-eight percent of the Company’s professional employees have a bachelor’s degree, thirty percent have a master’s degree, and six percent have a doctorate degree.

Item 1A. Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
     Contracts with agencies of the United States government and various state and local governments represented approximately 92% of our revenue in fiscal year 2006, with only 8% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks, are:
•	a competitive procurement process with no guaranty of being awarded contracts;

•	dependence on congressional appropriations and administrative allotment of funds;

•	policies and regulations that can be changed at any time by Congress or a presidential administration;

•	competing political priorities and changes in the political climate regarding funding and operations of the services;

•	changes in and delays or cancellations of government programs or requirements;

•	government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and

•	many contracts with Federal government agencies require annual funding and may be terminated at the agency’s discretion.
     Following the award of a government contract, payment for the work is dependent on congressional appropriations of the funds necessary to complete the task. The Federal government contracting laws also provide that the United States government is to do business only with responsible contractors. Accordingly, Federal agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.
     A reduction or shift in spending priorities by Federal government agencies could limit or eliminate the continued funding of our existing government contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.
Our government contracts are subject to audit and potential reduction of costs and fees.
     Contracts with the Federal government and many other state and local governmental agencies are subject to audit, which could result in the disallowance of certain fees and costs. These audits may be conducted by governmental agencies and can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.
As a government contractor, we are subject to a number of procurement laws and regulations; a violation of any such law or regulation could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations affect how we transact business with our government clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm.
Since we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and financial condition.
     Our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate any potential profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are offered to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure may require us to seek to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amounts of costs we anticipate, our profitability on these contracts will be negatively impacted. Further, even if we are qualified to work on a government contract, we may not be awarded the contract if a competitor is selected or because of certain government policies.
Robust regulatory enforcement of environmental regulations is important to our financial success.
     Our business is materially dependent on the continued enforcement by local, state and federal governments of various environmental regulations. From time to time, depending on political pressures, local, state and federal agencies relax environmental clean-up standards to promote economic growth and to discourage industrial businesses from relocating. Any relaxation in clean-up standards impacts our ability to secure additional contracting work with such agencies or with other federal agencies that operate or manage contaminated property. Further, in a period of relaxed environmental standards, private industry may be less willing to allocate funds to consulting services designed to prevent or remediate environmental problems.
A large portion of our backlog is subject to cancellation and adjustments which makes backlog an uncertain indicator of future operating results.
     Our funded backlog was approximately $48 million as of June 30, 2006. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
     Our total contract backlog was $456 million as of June 30, 2006. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders.
     As a result, there can be no assurance that we will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that we may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Backlog reductions could adversely affect our revenues and margins. Due to these uncertainties, our funded backlog and our total contract backlog as of any particular date may not be an accurate indicator or our future earnings.
We could face potential liability for failure to properly design remediation.
     A part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if someone claims that we did, we could face expensive litigation and settlement costs. If we failed to successfully defend against such a lawsuit, it could materially effect our business.
Our failure to properly manage projects may result in additional costs or claims.
     Our engagements often involve complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the projects and deploy appropriate resources in a timely manner. If we miscalculate the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual milestones, our operating results could be adversely affected. Further, any defects or errors, or failures to meet our client’s expectations, could result in claims for damages against us.
Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage.
     Our services involve significant risks of professional and other liabilities that may exceed the fees we derive from performance. Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we sometimes may assume liability by contract under indemnification agreements. We are not able to predict the magnitude of any such liabilities.
     We obtain insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.
We operate in highly competitive industries.
     The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and environmental consulting firms, and other organizations which offer many of the same services offered by us. We compete with many companies, many of which have greater resources than us and we cannot assure you that such competitors will not substantially increase the resources devoted to their business in a manner competitive with the services provided by us. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.
Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.
     Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:
•	the seasonality of the spending cycle of our public sector clients, notably the Federal government and the spending patterns of our private sector clients;

•	employee hiring and utilization rates;

•	the number and significance of client engagements commenced and completed during the period;

•	delays incurred in connection with an engagement because of weather or other factors;

•	the ability of clients to terminate engagements without penalties;

•	the creditworthiness and solvency of clients;

•	the size and scope of engagements;

•	the ability to perform contracts within budget or contractual limitations;

•	the timing of expenses incurred for corporate initiatives;

•	threatened or pending litigation matters;

•	reductions in the prices of services offered by our competitors;

•	winning rebids of our existing large government contracts; and

•	general economic and political conditions.
     Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.
We are highly dependent on key personnel.
     Our business is managed by a small number of key management and operating and professional personnel, the loss of certain of who could have a material adverse effect of us. The market for these professionals is competitive and we believe that our ability to manage planned growth successfully will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 47,742 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.
     As of September 6, 2006, the Company had under lease an aggregate of approximately 136,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg and Norfolk, VA; Tempe, AZ; Fair Oaks, CA; Westminster, CO; Lombard, IL; Baltimore, Columbia, Gaithersburg and Germantown, MD; Oklahoma City, OK; and San Antonio, TX. The lease terms primarily range from two to six years with the exception of Springfield and Lynchburg offices. Lease terms for these two offices expire in 2015 and 2020, respectively.
     The Company’s National Security business segments office space is located in Germantown and Gaithersburg, MD with the remainder of the office space being used by the Infrastructure and Management Services business segment.
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
     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery which has continued for several years is now completed. The court granted Versar’s demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgment were filed by both parties. On September 5, 2006, the court granted, in part and denied in part, the Trustees’ claim that Versar was obligated to achieve certain clean up criteria and eliminated certain, but not all, defenses raised by Versar in its counterclaims. The court also granted Versar summary judgement on one of the Trustees’ breach of contract claims. The court also denied both parties motions to exclude certain expert testimony. No trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2006.

EXECUTIVE OFFICERS
     The current executive officers of Versar, and their ages as of September 6, 2006, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY
Theodore M. Prociv	58	President and Chief Executive Officer

Lawrence W. Sinnott	44	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

Jerome B. Strauss	57	Senior Vice President, Infrastructure and Management Services Business Segment

Paul W. Kendall	53	Senior Vice President, National Security Business Segment

James C. Dobbs	61	Senior Vice President, General Counsel and Secretary

Gina Foringer	37	Senior Vice President, Professional Services Segment
     Theodore M. Prociv, Ph.D., joined Versar as President on November 1, 1999 and was elected Chief Executive Officer on July 1, 2000. From 1995 to August 1998, Dr. Prociv served as the Deputy Assistant to the Secretary of Defense for Chemical and Biological Matters, and subsequently as the Deputy Assistant Secretary of Army for Chemical Demilitarization. Before joining the Department of Defense, Dr. Prociv was Corporate Vice President of Environmental Business at Science Applications International Corporation, (SAIC) 1993 to 1994, and served as the Vice President for Government Systems at Battelle Memorial Institute 1979 to 1993.
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
     Jerome B. Strauss, P.E., PMP, joined Versar in 1977, was elected Vice President in 1999, and Senior Vice President in 2003. He became Senior Vice President, Corporate Development on July 1, 2006. He served as Division Director for Waste Management from 1989 to 2002 and Unit Manager for Atlantic Operations from 2001 to 2002. Mr. Strauss has led work in virtually all areas of environmental services during his 27 years with Versar.
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
     Gina Foringer, MBA, PMP joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 1993, she was elected Vice President of Outsourcing. In April 2006, Ms. Foringer was elected Senior Vice President, Professional Services Group. Prior to joining Versar, she was an US Army Transportation Officer, worked for the Norfolk District, US Army Corps of Engineers as an on-site contractor.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 30, 2006, the Company had 1,131 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2006 and 2005 are presented below.

Fiscal Year 2006	High	Low
4th Quarter	$5.10	$3.71
3rd Quarter	4.15	3.25
2nd Quarter	4.23	3.20
1st Quarter	5.50	3.15

Fiscal Year 2005	High	Low
4th Quarter	$3.83	$2.90
3rd Quarter	4.53	3.51
2nd Quarter	4.78	3.80
1st Quarter	4.96	3.65
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
     The Company has established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers to serve Versar, Inc. and its affiliates. Currently, there are five stock option plans which were previously approved by the security holders: the 2005 and 2002 Stock Incentive Plans, the 1996 Stock Option Plan, the 1992 Stock Option Plan and the 1987 Nonqualified Stock Option Plan.

Item 6. Selected Financial Data (unaudited)
     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-3 of this report. The financial data is as follows:

	For the Years Ended
	June 30,	July 1,	June 30,	June 30,	June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$60,888	$67,678	$60,067	$56,646	$67,988
Net Service Revenue	34,290	35,638	33,656	34,747	38,189
Operating Income	716	1,427	1,913	612	619
Income (Loss) from Continuing Operations	1,637	1,361	1,827	(658)	159
Loss from Discontinued Operations	(290)	(1,159)	(636)	(350)	(80)
Net Income (Loss)	1,347	202	1,191	(1,008)	79
Income (Loss) per share from Continuing Operations — Diluted	$.20	$.16	$.24	$(.09)	$.02
Loss per share from Discontinued Operations — Diluted	$(.04)	$(.14)	$(.09)	$(.05)	$(.01)
Net Income (Loss) per share — Diluted	$.16	$.02	$.16	$(.14)	$.01
Weighted Average Shares Outstanding — Diluted	8,347	8,263	7,675	7,231	6,998

Consolidated Balance Sheet related data:

Working Capital	$9,119	$7,887	$7,494	$4,940	$6,600
Current Ratio	1.99	1.86	1.87	1.47	1.70
Total Assets	22,802	20,912	20,085	19,336	21,273

Current Portion of Long-Term Debt	—	—	—	—	—
Long-Term Debt	—	—	—	—	—

Total Debt, excluding bank line of credit	—	—	—	—	—

Stockholders’ Equity	$12,572	$10,552	$10,065	$7,396	$8,324

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial trends
     From fiscal year 2002 to 2004, the net service revenue of the Company declined as the Company wound down the Army STEPO suit production contract in the National Security business segment. With increased funded contract backlog in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company began to reverse that trend. Multi-million dollar contracts were awarded to the Infrastructure and Management Services business segment. These included roofing projects in San Diego in support of the Defense Logistic Agency and hurricane emergency response in various locations in Florida. The Company achieved significant gross revenue growth in the first half of fiscal year 2005 as a result of increased Infrastructure and Management Services work. During the second half of fiscal year 2005, gross revenues on major construction projects declined compared to the first half of the year due to delays in obtaining follow-on and new projects. The Company also experienced delays in contract funding from the EPA and other civilian agencies. The resulting reduction in gross revenues along with the delay in resolution of several construction change orders negatively impacted the Company’s operating results in the second half of fiscal year 2005.
     In fiscal year 2005, the Company discontinued the operations of its biological laboratory primarily due to poor operating performance, market saturation and an uncertain business outlook. Such results were presented as discontinued operations for financial statement purposes and the assets and liabilities were segregated for financial reporting purposes.
     In fiscal year 2006, the Company’s gross revenues declined primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq work under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and increased the Company’s funded backlog by 55% to $48 million. The Company anticipates that with improved level of project funding, the anticipated backlog and gross revenues will increase in excess of 10% in fiscal year 2007. However, such growth is dependent upon winning additional follow-on projects and additional new contracts in order to keep the funded contract backlog at levels that would support continued growth. Management continues to pursue many business opportunities to continue such growth.
     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on project work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The impact of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to war in Iraq.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
     Versar’s gross revenue for fiscal year 2006 totaled $60,888,000, a $6,790,000 (10%) decrease compared to gross revenue of $67,678,000 for fiscal year 2005. Gross revenue for fiscal year 2005 increased by $7,611,000 (13%) over that reported in fiscal year 2004. The decrease in gross revenue in fiscal year 2006 was primarily attributable to delays in construction contract awards in the Company’s Infrastructure and Management Services Business segment. A number of these awards were made late in the fourth quarter of fiscal year 2006. The increase in gross revenue in fiscal year 2005 was due to increased construction work primarily in the first half of fiscal year 2005. Managing the construction cycles, timing, and funding by the federal government is difficult especially with the country’s commitments in Iraq and delays created in funding of other projects. This was further discussed under the heading “Financial Trends”.
     Purchased services and materials for fiscal year 2006 totaled $26,598,000, a $5,442,000 (17%) decrease over that reported in fiscal year 2005. Purchased services and materials for fiscal year 2005 increased by $5,629,000 (21%) over that reported in fiscal year 2004. The decrease in fiscal year 2006 was due to a decline in subcontracted construction work in the Infrastructure and Management Services business segment as mentioned above as a result of delays in contract funding and fewer large construction projects. The increase in fiscal year 2005 was primarily due to the increased subcontractor work that related to the increase in construction projects discussed above.
     Net service revenue is derived by deducting the costs of purchased services from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company’s labor force. Net service revenue decreased by 4% in fiscal year 2006, primarily due to the reduced subcontractor cost mark up on lower purchased services and materials during fiscal year 2006. Net service revenue increased by 6% in fiscal year 2005 due to higher labor generated revenues and increased subcontracted costs during the year.
     Direct costs of service and overhead include direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue increased to 81.4% in fiscal year 2006 compared to 78.2% in fiscal year 2005 and 78.1% in fiscal year 2004. The increase in the percentage in fiscal year 2006 is due to lower profit margins in the Company’s Infrastructure and Management Services business segment in which the Company recorded lower revenue as a result of delays in construction project funding due to the funding requirements of the war in Iraq and a $400,000 project overrun. Project funding started to become available late in the fourth quarter of fiscal year 2006.
     Selling, general and administrative expenses approximated 16.5% of net service revenue in fiscal year 2006, compared to 17.2% in fiscal year 2005 and 16.2% in fiscal year 2004. The decrease is due to cost reduction efforts early in fiscal year 2006 as a result of reduced business volume of the Company. The increase in fiscal year 2005 was the result of higher marketing costs, Sarbanes Oxley compliance costs and external consultant marketing costs.
     In fiscal year 2005, the Company recorded a restructuring charge of $217,000 for terminating a long term lease in Versar’s northeast regional office. Such costs were recorded due to a business downturn in that office, as a result of the BRAC closures. This lease was terminated in the fourth quarter of fiscal year 2006.
     Operating income for fiscal year 2006 was $716,000, compared to $1,427,000 in fiscal year 2005 and $1,913,000 in fiscal year 2004. The decrease in operating income is primarily due to the decline in gross revenues and the increase in direct costs of services and overhead in fiscal year 2006. The decrease in operating income in fiscal year 2005 was due to the restructuring charge, higher selling, general and administrative costs and an unresolved contract dispute during fiscal year 2005.
     Interest expense, net during fiscal year 2006 was $24,000, a decrease of $42,000 from fiscal year 2005. The decrease is due to minimal use of the Company’s line of credit and interest income from cash in the bank and interest

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
income from the resolution of a disputed receivable in fiscal year 2006. In fiscal year 2005, interest expenses decreased by $87,000 as a result of reduced borrowing on the Company’s line of credit.
     An income tax benefit of $945,000 was recorded in fiscal year 2006 primarily as a result of the contract awards obtained during the third quarter and the reduction of several long term future lease obligations for the Company. Such improvements in the Company’s contract backlog and reduced fixed costs increased the likelihood that the Company’s deferred tax assets would be utilized in future years based upon management’s assessment of the ability to derive the benefit of the asset. The Company has approximately $4.8 million in deferred tax assets of which a $3.0 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company’s ability to generate taxable income, including management’s ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.
     Income from continuing operations for fiscal year 2006 was $1,637,000, compared to $1,361,000. The increase is due to the income tax benefit recorded in fiscal year 2006 as mentioned above. Income from continuing operations in fiscal year 2005 decreased by $466,000 over that reported in fiscal year 2004 due to the restructuring charge recorded in fiscal year 2005 and the contract dispute referenced above.
     Loss from discontinued operations in fiscal year 2006 was $290,000, compared to a loss of $1,159,000 in fiscal year 2005 and $636,000 in fiscal year 2004. The loss recorded in fiscal year 2006 resulted from additional benefit obligations associated with the SMC pension plan. The losses recorded in fiscal years 2005 and 2004 were the result of the Company’s discontinuance of its biological laboratory operations due to the lack of business volume, market concentration, and poor operating performance.
     In summary, Versar’s net income for the fiscal year 2006 was $1,347,000 compared to $202,000 in fiscal year 2005 and $1,191,000 in fiscal year 2004.
REVENUE
     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	June 30,		July 1,		June 30,
	2006		2005		2004
	(In thousands, except for percentages)
Government
EPA	$3,909	6%	$3,972	6%	$4,315	7%
State & Local	7,880	13%	8,620	13%	7,785	13%
Department of Defense	32,012	53%	31,182	46%	22,921	38%
Other	11,933	20%	14,786	22%	8,558	14%
Commercial	5,154	8%	9,118	13%	16,488	28%

Gross Revenue	$60,888	100%	$67,678	100%	$60,067	100%

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The increase in Department of Defense and other government revenues were primarily due to the two Iraq projects performed during fiscal year 2006. Such increases were in part offset by the completion of several construction projects during the year.
Liquidity and Capital Resources
     The Company’s working capital as of June 30, 2006 approximated $9,119,000, an increase of $1,232,000 (16%). In addition, the Company’s current ratio at June 30, 2006 was 1.99, compared to 1.86 reported on July 1, 2005. The improved current ratio was attributed to the increase in receivables and the decrease in the utilization of the line of credit during the year.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of June 30, 2006). As of June 30, 2006, there were no borrowings outstanding under the line of credit. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At June 30, 2006, the Company was in compliance with such financial covenants.
     The Company believes that borrowing capacity on the line of credit, together with anticipated cash flows from operations, are sufficient to meet the Company’s liquidity needs for the next year. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.
Contractual Obligations
     At June 30, 2006, the Company had unfunded contractual payment obligations of approximately $2,492,000 due within the next twelve months. The table below specifies the total contractual payment obligations as of June 30, 2006.

Contractual	Total	Less than	1-3	4-5	After 5
Obligations	Cost	1 year	years	years	years
(In thousands)
Operating lease obligations	$14,323	$2,221	$3,833	$3,016	$5,253
Capital lease obligations	961	48	104	115	694
Notes payable	223	223	—	—	—

Total contractual cash obligations	$15,507	$2,492	$3,937	$3,131	$5,947

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
     There is the possibility that there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. It is likely that such adjustments could occur with our larger fixed priced projects. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract. Adjustments to the financial statements are made when they are known.
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
     Deferred tax valuation allowance: The Company has approximately $4.8 million in deferred tax assets of which a $3 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company’s ability to generate taxable income, including management’s ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 because many of the services provided were similar to the Company’s remediation business, the business shared similar customers, and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $25 million which exceeds the carrying value of the net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     During fiscal years 2006 and 2005, management concluded, based upon its impairment analysis, that goodwill relating to the Infrastructure and Management Services reporting unit was not impaired.
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company’s existing and future capabilities in cultural resources work enhancing and complimenting Versar’s environmental core business. The Cultural Resources Group was incorporated into the Company’s Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gives Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price was allocated to contract rights and is being amortized over a three-year period.
     In fiscal year 2006, the Company recorded approximately $84,000 amortization expense of Culture Resources intangible assets. At June 30, 2006, the balance of the intangible asset was approximately $144,000.
     Stock-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     Effective on June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share of $3.00 or more for all employees and officers of the Company. The awards subject to acceleration were granted under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained the same. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005, the date the options were accelerated, was $3.00. The acceleration of the out-of-the-money options was done in order to avoid the impact of adoption of FAS 123(R). Certain non-qualified stock options were not subject to the acceleration. Based on the potential for the options subject to acceleration to have value over their remaining terms, the Company reduced the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis.
     In fiscal year 2006, the Company adopted FAS 123(R) and recorded stock-based compensation expense in its consolidated financial statements of approximately $48,000. The impact on basic and diluted net income per common share was $0.01.
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more-likely-than-not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company currently anticipates that the adoption of FIN No. 48 will not have a material impact on the consolidated financial results of the Company.

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

PART III
Item 9B. Other Information
     None.
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2006 fiscal year end and is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2006 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2006 fiscal year.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2006 fiscal year.
Item 14. Principal Accountant Fees and Services
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (1) Financial Statements:
     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 30, 2006 and July 1, 2005

c)	Consolidated Statements of Operations for the Years Ended June 30, 2006, July 1, 2005 and June 30, 2004

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2006, July 1, 2005 and June 30, 2004

e)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, July 1, 2005 and June 30, 2004

f)	Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules:
a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended June 30, 2006, July 1, 2005 and June 30, 2004
All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits:
The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 27 through 30 of this report.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A	)

3.2	Bylaws of Versar, Inc	(A	)

3.3	Amendment to the Bylaws of Versar, Inc	(W	)

4	Specimen of Certificate of Common Stock of Versar, Inc	(A	)

10.10	Incentive Stock Option Plan *	(B	)

10.11	Executive Tax and Investment Counseling Program	(A	)

10.12	Nonqualified Stock Option Plan *	(B	)

10.13	Employee Incentive Plan, as amended *	(E	)

10.52	Incentive Stock Option Plan of Versar, Inc. dated December 1, 1992 *	(I	)

10.100	AFCEE ENRAC Contract	(U	)

10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and Radyr Investments Limited	(V	)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W	)

10.109	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*	(X	)

10.110	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*	(X	)

10.111	Modification Agreement of the Revolving Commercial Note dated May 12, 2004 between Registrant and United Bank	(X	)

10.112	AFCEE WERC Contract dated December 5, 2003	(X	)

10.113	2002 Stock Incentive Plan	(Y	)

10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	(Z	)

10.115	Form of Stock Option Agreement	(Z	)

10.116	Air National Guard Contract dated July 6, 2005	(Z	)

Page Number/
Item No.	Description	Reference

10.117	2005 Stock Incentive Plan and definitions as approved by the Board of Directors on September 7, 2005 and by the stockholders on November 16, 2005	33-54

10.118	Modification Agreement of the Revolving Commercial Note, dated November 30, 2005, between Registrant and United Bank	55-56

10.119	Amendment to Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*, March 17, 2006	57-71

10.120	Amendment to Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*, March 17, 2006	72-86

10.121	Change of Control Severance Agreement dated March 17, 2006 between the Registrant and Jeffrey A. Wagonhurst*	87-100

10.122	Change of Control Severance Agreement dated March 17, 2006 between the Registrant and Michael J. Abram*	101-114

22	Subsidiaries of the Registrant	(Q )

23	Consent of Independent Certified Public Accountants, Grant Thornton LLP to register shares under the Company’s Option Plans under Form S-8 dated September 7, 2004	(X )

31.1	Certifications by Theodore M. Prociv, President and Chief Executive Officer pursuant to Securities Exchange Rule 13a-14	115

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Securities Exchange Rule 13a-14	116

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2006 by Theodore M. Prociv, President and Chief Executive Officer	117

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ending June 30, 2006 by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer	118

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(C)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1988 (“FY 1988 Form 10-K”) filed with the Commission on September 28, 1988.

(D)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1989 (“FY 1989 Form 10-K”) filed with the Commission on September 28, 1989.

(E)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1990 (“FY 1990 Form 10-K”) filed with the Commission on September 28, 1990.

(K)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1994 (“FY 1994 Form 10-K”) filed with the Commission on September 27, 1994.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(Q)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1998 (AFY1998 Form 10-K) filed with the Commission on September 28, 1998.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(S)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10K/A”) filed with the Commission on September 1, 2000.

(T)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2000 (“FY2000 Form 10-K”) filed with the Commission on September 26, 2000.

(U)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001 (“FY2001 Form 10-K”) filed with the Commission on September 28, 2001.

(V)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2002 (“FY2002 Form 10K”) filed with the Commission on September 16, 2002.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 (“FY2003 Form 10K”) filed with the Commission on September 26, 2003.

(X)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 (“FY2004 Form 10K”) filed with the Commission on September 27, 2004.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Definitive Proxy Statement filed with the Commission on October 11, 2002.

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended July 1, 2005 (“FY2005 Form 10K/A”) filed with the Commission on October 4, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

(Registrant)

/S/ Paul J. Hoeper
Date: September 6, 2006

Paul J. Hoeper Chairman and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 6, 2006

Paul J. Hoeper

/S/ Theodore M. Prociv	Chief Executive Officer, President, and	September 6, 2006

Theodore M. Prociv	Director

/S/ Lawrence W. Sinnott	Executive Vice President, Chief	September 6, 2006

Lawrence W. Sinnott	Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer

/S/ Michael Markels, Jr.	Chairman Emeritus and Director	September 6, 2006

Michael Markels, Jr.

/S/ Robert L. Durfee	Director	September 6, 2006

Robert L. Durfee

/S/ James L. Gallagher	Director	September 6, 2006

James L. Gallagher

/S/ Fernando V. Galaviz	Director	September 6, 2006

Fernando V. Galaviz

SIGNATURES	TITLE	DATE

/S/ James V. Hansen	Director	September 6, 2006

James V. Hansen

/S/ Amoretta M. Hoeber	Director	September 6, 2006

Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 6, 2006

Amir A. Metry

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) (the Company), and subsidiaries as of June 30, 2006 and July 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of June 30, 2006 and July 1, 2005, and the results of their operations and cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited Schedule II for the year ended June 30, 2006. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/s/ GRANT THORNTON LLP
McLean, Virginia
August 28, 2006

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	July 1,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$140	$132
Accounts receivable, net	16,227	14,577
Prepaid expenses and other current assets	1,430	2,017
Deferred income taxes	566	308

Total current assets	18,363	17,034

Property and equipment, net	1,744	1,855
Deferred income taxes	1,144	457
Goodwill	776	776
Other assets	775	790

Total assets	$22,802	$20,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$777
Accounts payable	4,691	3,958
Billing in excess of revenue	209	92
Accrued salaries and vacation	1,474	1,490
Other liabilities	2,585	2,550
Liabilities of discontinued operations	285	280

Total current liabilities	9,244	9,147

Other long-term liabilities	986	1,041
Liabilities of discontinued operations	—	172

Total liabilities	10,230	10,360

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 8,144,692 shares and 7,924,116 shares issued; 8,129,187 shares and 7,908,611 shares outstanding	81	79
Capital in excess of par value	22,790	22,119
Accumulated deficit	(10,227)	(11,574)
Treasury stock	(72)	(72)

Total stockholders’ equity	12,572	10,552

Total liabilities and stockholders’ equity	$22,802	$20,912

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
GROSS REVENUE	$60,888	$67,678	$60,067
Purchased services and materials, at cost	26,598	32,040	26,411

NET SERVICE REVENUE	34,290	35,638	33,656

Direct costs of services and overhead	27,901	27,871	26,279
Selling, general and administrative expenses	5,673	6,123	5,464
Restructuring charge	—	217	—

OPERATING INCOME	716	1,427	1,913

OTHER EXPENSE
Interest expense, net	24	66	153
Income tax (benefit) expense	(945)	—	(67)

INCOME FROM CONTINUING OPERATIONS	1,637	1,361	1,827

DISCONTINUED OPERATIONS
Loss from discontinued operations	(290)	(556)	(636)
Loss on disposal of discontinued operations	—	(603)	—

LOSS FROM DISCONTINUED OPERATIONS	(290)	(1,159)	(636)

NET INCOME	$1,347	$202	$1,191

INCOME PER SHARE FROM CONTINUING OPERATIONS — BASIC	$0.20	$0.17	$0.25

INCOME PER SHARE FROM CONTINUING OPERATIONS — DILUTED	$0.20	$0.16	$0.24

LOSS FROM DISCONTINUED OPERATION — BASIC AND DILUTED	$(0.04)	$(0.07)	$(0.09)

LOSS ON DISPOSAL OF DISCONTINUED OPERATION — BASIC AND DILUTED	$—	$(0.07)	$—

NET INCOME PER SHARE — BASIC	$0.17	$0.03	$0.16

NET INCOME PER SHARE — DILUTED	$0.16	$0.02	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	8,057	7,890	7,360

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	8,347	8,263	7,675

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended June 30, 2006, July 1, 2005, and June 30, 2004

							Total
			Capital in	Accumu-			Stock
	Common	Stock	Excess of	lated	Treasury	Treasury	holders’
	Shares	Amount	Par Value	Deficit	Shares	Stock	Equity
Balance, June 30, 2003	7,258	$73	$20,349	$(12,967)	(13)	$(59)	$7,396

Exercise of stock options	579	5	1,486	—	—	—	1,491
Purchase of Treasury stock	—	—	—	—	(3)	(13)	(13)
Net income	—	—	—	1,191	—	—	1,191

Balance, June 30, 2004	7,837	78	21,835	(11,776)	(16)	(72)	10,065

Exercise of stock options	87	1	195	—	—	—	196
Share-based compensation	—	—	33	—	—	—	33
Tax benefit from exercise of stock options	—	—	56	—	—	—	56
Net income	—	—	—	202	—	—	202

Balance, July 1, 2005	7,924	79	22,119	(11,574)	(16)	(72)	10,552

Exercise of stock options	221	2	604	—	—	—	606
Share-based compensation	—	—	67	—	—	—	67
Net income	—	—	—	1,347	—	—	1,347

Balance, June 30, 2006	8,145	$81	$22,790	$(10,227)	(16)	$(72)	$12,572

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
Cash flows from operating activities
Income from continuing operations	$1,637	$1,361	$1,827
Loss from discontinued operations	(290)	(1,159)	(636)
Net income	1,347	202	1,191
Adjustments to reconcile net income to net cash provided by (used in) continuing operations
Depreciation and amortization	755	740	670
Loss on sale of property and equipment	52	183	1
Provision for doubtful accounts receivable	(34)	100	191
Non-qualified stock option	—	33	—
Decrease in deferred tax valuation allowance	(945)	(96)	(67)
Tax benefit on exercise of non-qualified stock options	—	56	—
Stock based compensation	67	—	—

Changes in assets and liabilities
Increase in accounts receivable	(1,616)	(533)	(471)
Decrease (increase) in prepaid expenses and other assets	561	(1,174)	333
Increase (decrease) in accounts payable	733	(562)	1,360
Decrease in accrued salaries and vacation	(16)	(477)	(42)
Increase (decrease) in other liabilities	98	359	(1,003)

Net cash provided by (used in) continuing operations	1,002	(1,169)	2,163
Changes in net assets/liabilities of discontinued operations	(167)	243	(110)

Net cash provided by (used in) operating activities	835	(926)	2,053

Cash flows used in investing activities
Purchase of property and equipment	(613)	(670)	(615)
Increase in life insurance cash surrender va1ue	(43)	(61)	(55)

Net cash used in investing activities	(656)	(731)	(670)

Cash flows from financing activities
Net (payments) borrowings on bank line of credit	(777)	777	(2,125)
Purchase of treasury stock	—	—	(13)
Proceeds from issuance of common stock	606	195	1,491

Net cash (used in) provided by financing activities	(171)	972	(647)

Net increase (decrease) in cash and cash equivalents	8	(685)	736
Cash and cash equivalents at the beginning of the year	132	817	81

Cash and cash equivalents at the end of the year	$140	$132	$817

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$96	$69	$134
Income Taxes	$44	$39	$41
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
     Accounting estimates: The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Infrastructure and Management Services (IMS) reporting unit. The IMS business segment was combined with the Engineering and Construction business segment during fiscal year 2005 because many of the services provided were similar to the Company’s remediation business, the businesses shared similar customers, and business opportunities, and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $25 million which exceeds

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the carrying value of the net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     During fiscal years 2006 and 2005, management concluded, based upon its impairment analysis, that goodwill relating to the Infrastructure and Management Services reporting unit was not impaired.
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company’s existing and future capabilities in cultural resources work enhancing and complimenting Versar’s environmental core business. The Cultural Resources Group was incorporated into the Company’s Infrastructure and Management Services (IMS) segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gives Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price was allocated to contract rights and is being amortized over a three-year period.
     In fiscal year 2006, the Company recorded approximately $84,000 amortization expense of Culture Resources intangible assets. At June 30, 2006, the balance of the intangible asset was approximately $144,000.
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
     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an additional $205,000 liability based on a revised actuarial calculation of the remaining SMC pension plan obligation. In the fourth quarter of fiscal year 2006, an additional $85,000 accrual was deemed necessary to cover the under funding and plan termination costs. At June 30, 2006, there was an accrkual of approximately $278,000 to cover the cost to terminate the SMC pension plan in accordance with the Pension Guaranty Corporation Benefit (PBGC) requirements. The Company has received Internal Revenue Service (IRS) and PBGC plan termination approval and is in the process of locating eligible participants in the pension plan and intends to make a final distribution as early as administratively practical.
     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to the lack of business volume and poor operating performance. Operating losses for the biological laboratory were $556,000 and $636,000 for fiscal years 2005 and 2004, respectively. In addition, the Company recorded an additional loss of $603,000 in fiscal year 2005 for the disposition of the biological laboratory,

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
which included a charge of $183,000 for the write-off of certain equipment and leasehold improvements and a charge of $420,000 for the estimated termination costs of the facilities lease.
     Stock-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     Effective on June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share of $3.00 or more for all employees and officers at the Company. The awards subject to acceleration were granted under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained the same. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005, the date the options were accelerated, was $3.00. The acceleration of the out-of-the-money options was done in order to avoid the impact of adoption of FAS 123(R). Certain non-qualified stock options were not subject to the acceleration. Based on the potential for the options subject to acceleration to have value over their remaining terms, the Company reduced the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the next four years on a pre-tax basis.
     A summary of option activity under the Company’s employee stock incentive plans in the twelve months ended June 30, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at July 1, 2005	1,690	$3.10

Granted	5	$3.20

Exercised	(221)	$2.75

Forfeited or cancelled	(244)	$3.45

Outstanding at June 30, 2006	1,230	$3.15	6.0 Years	$2,160

Exercisable at June 30, 2006	1,084	$3.13	6.2 Years	$1,910

     As of June 30, 2006, there were approximately 146,000 unvested options to purchase common stock under the plans. Remaining compensation expense of approximately $44,000 is expected to be recognized over the next 3 years.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Prior to July 1, 2005, the Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.
     In fiscal year 2006, the Company adopted FAS 123(R) and recorded stock-based compensation expense in its consolidated financial statements of approximately $48,000. The impact on basic and diluted net income per common share was $0.01.
     Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Years Ended
	July 1,	June 30,
	2005	2004
	(In thousands)
Net income	$202	$1,191
Add: Share-based compensation expense included in reported net income	33	—
Deduct: Total share-based compensation expense determined under fair value based method	(232)	(87)

Pro forma net income	$3	$1,104

Income per share:
Basic — as reported	$0.03	$0.16
Diluted — as reported	$0.02	$0.16
Basic — pro forma	$—	$0.15
Diluted — pro forma	$—	$0.14
Weighted average shares:
Weighted average common shares outstanding — basic	7,890	7,360
Weighted average common shares outstanding — diluted	8,263	7,675
     Net income (loss) per share: Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
	(In thousands)
Weighted average number of shares outstanding —basic	8,057	7,890	7,360

Effect of assumed exercise of options	290	373	315

Weighted average number of shares outstanding — diluted	8,347	8,263	7,675

     Deferred compensation: The Company permitted certain employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company had liabilities for deferred compensation of $744,000, $800,000 and $922,000 at June 30, 2006, July 1, 2005 and June 30, 2004, respectively, included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, was $474,000, $431,000 and $370,000 at June 30, 2006, July 1, 2005 and June 30, 2004, respectively.
     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.
     Fair value of financial instruments: The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
     Classification: Certain prior year information has been reclassified to conform to current year presentation.
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more-likely-than-not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company currently anticipates that the adoption of FIN No. 48 will not have a material impact on the consolidated financial results of the Company.
     In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards (SFAS) No. 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial results of the Company.
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
     In fiscal year 2005, Versar combined the Infrastructure and Management Services and the former Engineering and Construction business segment because many of the services provided were similar to the Company’s remediation business, the businesses shared similar customers and business opportunities and were duplicative in nature. Such a combination provided a more efficient use of resources and more effective management of the business operations, with the cyclical nature of the former Engineering and Construction business segment. The Company now evaluates the business along these two business lines.
     The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Summary financial information for each of the Company’s segments follows:

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
	(In thousands)
NET SERVICE REVENUE
Infrastructure and Management Services	$28,328	$29,745	$28,454
National Security	5,962	5,893	5,202

	$34,290	$35,638	$33,656

OPERATING INCOME(A)
Infrastructure and Management Services	$4,946	$6,655	$5,999
National Security	1,443	1,112	1,378

	$6,389	$7,767	$7,377

Selling, general and administrative expenses	(5,673)	(6,123)	(5,464)
Restructuring charge	—	(217)	—

OPERATING INCOME	$716	$1,427	$1,913

(A)	Operating income is defined as net service revenue less direct costs of services and overhead.

	Years Ended
	June 30,	July 1,
	2006	2005
	(In thousands)
IDENTIFIABLE ASSETS
Infrastructure and Management Services	$16,456	$15,270
National Security	1,777	1,770
Corporate and Other	4,569	3,872

Total Assets	$22,802	$20,912

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE C ACCOUNTS RECEIVABLE

	Years Ended
	June 30,	July 1,
	2006	2005
	(In thousands)
Billed receivables
U.S. Government	$6,160	$6,410
Commercial	3,824	2,783
Unbilled receivables
U.S. Government	6,471	5,600
Commercial	121	246

	16,576	15,039
Allowance for doubtful accounts	(349)	(462)

	$16,227	$14,577

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2007.
NOTE D PROPERTY AND EQUIPMENT

	Estimated	Years Ended
	Useful Life	June 30,	July 1,
	in Years	2006	2005
		(In thousands)
Furniture and fixtures	10	$616	$755
Equipment	3 to 10	6,172	6,030
Capital leases	Life of lease	712	712
Leasehold improvements	Life of lease	1,368	1,329

		8,868	8,826
Accumulated depreciation and amortization		(7,124)	(6,971)

		$1,744	$1,855

     Depreciation and amortization of property and equipment included as expenses in the accompanying Consolidated Statements of Operations was $755,000, $740,000 and $670,000 for the years ended June 30, 2006, July 1, 2005 and June 30, 2004, respectively.
     Maintenance and repair expenses approximated $252,000, $264,000, and $279,000 for the years ended June 30, 2006, July 1, 2005 and June 30, 2004, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE E DEBT
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of June 30, 2006). As of June 30, 2006, there were no borrowings outstanding under the line of credit. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At June 30, 2006, the Company was in compliance with the financial covenants.
     The Company believes that the borrowing capacity under the line of credit, together with anticipated cash flows from operations, is sufficient to meet the Company’s liquidity needs for the next year. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.
NOTE F STOCK OPTIONS
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, may be granted to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards as to more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.
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
     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the “1992 Plan”) and the Versar 1987 Stock Option Plan (the “1987 Plan”). Options covering all shares reserved for award under these plans have been granted.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Under the 1996 Stock Option Plan, options were permitted to be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option was determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement.
     Under the 1992 Plan, through November 2002, options were generally granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted. The Company will continue to maintain the plan until all previously granted options under the plan have been exercised, forfeited or expire.
     Participants in the 1987 Plan included employees, independent contractors, and, in certain circumstances, directors of the Company. This Plan has expired and no additional options may be granted under its terms. The Company will continue to maintain the 1987 Plan until all options previously granted under it have been exercised, forfeited or expired without exercise.
     Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2003	1,247	$2.62	$3,273
Granted	395	3.16	1,247
Exercised	(210)	2.20	(463)
Cancelled	(34)	2.47	(84)
Reclassified to non-qualified	(277)	2.92	(809)

Outstanding at June 30, 2004	1,121	$2.82	$3,164
Granted	293	4.10	1,200
Exercised	(42)	2.17	(91)
Cancelled	(71)	3.38	(240)
Reclassified to non-qualified	(19)	2.71	(52)

Outstanding at July 1, 2005	1,282	$3.10	$3,981
Granted	5	3.20	16
Exercised	(81)	2.51	(203)
Cancelled	(180)	3.24	(584)

Outstanding at June 30, 2006	1,026	$3.13	$3,210

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Details of total exercisable incentive stock option at June 30, 2006 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)
102	$ 1.75 to $1.81	$ 1.80	5.6 – years	79
461	$ 2.05 to $2.80	2.50	5.7 – years	386
230	$ 3.00 to $3.82	3.64	7.7 – years	229
233	$ 4.00 to $4.95	4.44	5.7 – years	233

1,026		$ 3.13	6.2 – years	927

     Total non-qualified stock options granted under the 2002,1996, and 1992 plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2003	498	$2.92	$1,455
Granted	44	3.00	132
Exercised	(370)	2.79	(1,029)
Reclassified from ISO	277	2.93	809

Outstanding at June 30, 2004	449	$3.05	$1,367
Granted	25	4.66	116
Exercised	(46)	2.32	(105)
Cancelled	(40)	2.70	(108)
Reclassified from ISO	19	2.71	52

Outstanding at July 1, 2005	407	$3.25	$1,322
Exercised	(140)	2.89	(403)
Cancelled	(64)	4.03	(260)

Outstanding at June 30, 2006	203	$3.24	$659

     The accelerated vesting of certain unvested “out-of-the-money” stock options did not include any non-qualified outstanding options. The non-qualified options were granted to members of the Board, key employees and service providers at fair market value on the grant date.

     VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Details of total exercisable Non-Qualified Stock Option Plans at June 30, 2006 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
	(In thousands, except as noted)
77	$1.75 to $1.88	$1.81	5.4 — years	68
28	$2.06 to $2.80	2.67	7.0 — years	20
35	$3.00 to $3.65	3.33	6.5 — years	35
33	$4.14 to $4.65	4.38	8.3 — years	33
15	$5.75	5.75	5.6 — years	—
15	$6.50	6.50	5.6 — years	—

203		$3.24	6.5 — years	156

     There were incentive stock options to purchase 5,000 shares of common stock granted to one employee during the first quarter of fiscal year 2006. These shares were later cancelled due to the employee terminating employment. During the fiscal year of 2006, the Company awarded 12,500 shares of restricted stock to directors and employees, vesting over a period of one to two years and recorded compensation expense of approximately $18,000.
     The weighted average fair value of options granted was $2.22 and $1.81 during fiscal years 2005 and 2004, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: expected volatility of 61.1% and 68.8% for 2005 and 2004, respectively; risk-free interest rate of 3.5% and 3.1% for 2005 and 2004, respectively; and expected lives of five years after the grant date.
NOTE G INCOME TAXES
     The income taxes (benefit) expense applicable to income from continuing operations consists of the following:

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
	(In thousands)
Current
Federal	$—	$(7)	$—
State	—	47	—

Deferred
Federal	(276)	197	221
State	(93)	15	42

Valuation Allowance	(576)	(252)	(330)

	$(945)	$—	$(67)

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Deferred tax assets are comprised of the following (in thousands):

	June 30,	July 1,
	2006	2005
Deferred Tax Assets:
Employee benefits	$542	$550
Bad debt reserves	132	175
All other reserves	162	391
Alternative minimum tax credits	124	125
Net operating losses	2,196	1,401
Net operating losses of purchased business	698	915
State tax net operating losses	436	436
Depreciation	437	354
Other	48	31

Total Deferred Tax Assets	4,775	4,378

Valuation Allowance	(2,954)	(3,530)

Deferred Tax Liabilities:
Goodwill	(111)	(83)

Net Deferred Tax Assets	$1,710	$765

     During fiscal year 2006, the Company made an adjustment of $564,000 to the deferred tax assets primarily to adjust cumulative temporary balances and the net operating loss carryforwards. This adjustment had no effect on the income statement as the valuation allowance was adjusted by the same amount.
     Realization of deferred tax assets is dependent upon generation of sufficient income by Versar and in some cases sufficient income in specific jurisdictions and by specific office locations. Because the Company experienced losses in previous years, management recorded a valuation allowance of approximately $3.5 million against the net deferred tax asset as of June 30, 2005. The valuation allowance is adjusted periodically based upon management’s assessment of the Company’s ability to derive benefit from the deferred tax assets. For the 2006 fiscal year, the Company decreased the tax valuation allowance and recognized additional net deferred tax assets of $945,000 due to an improved history of earnings, significant reductions in fixed costs and recent contract wins, which should enhance profitability in future years. As such, the net deferred tax asset of $1.7 million represents an amount that management believes more likely than not will benefit future periods. A portion of the valuation allowance has been identified as relating to the excess tax benefit from the exercise of nonqualified stock options and will be charged to additional paid-in capital in future periods.
     At June 30, 2006, the Company has net operating loss carryforwards of approximately $6.9 million for federal income tax purposes related to SMC, which will expire in the years 2007 through 2012. Due to the substantial changes in SMC’s ownership, there are limitations on the amount of the carryforwards that can be utilized. As a result of such limitation, approximately $5.1 million of the SMC net operating loss carryforwards are expected to expire unused. The Company has additional net operating loss carryforwards of approximately $6.0 million for federal income tax purposes that will expire in the years 2013 through 2025. At June 30, 2006, the Company had $124,000 of alternative minimum tax credit canyforwards which can be carried forward indefinitely.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     During the 2006 fiscal year, stock options for the purchase of 220,576 shares of common stock were exercised. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price of $230,000. In accordance with SFAS 123(R), the Company will not recognize the deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce their income tax liability. As such, the Company has not recorded a deferred tax asset of $88,000 related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid-in capital.
     A reconciliation of the Company’s income tax (benefit) expense for the federal statutory rate is as follows:

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
	(In thousands)
Expected provision at federal statutory rate	$133	$69	$382
Change in valuation allowance	(1,140)	(252)	(330)
State income tax expense	20	60	51
Permanent items	42	41	30
Tax effect of non-qualified stock option exercised	—	—	—
NOL adjustments and other	—	82	(200)

	$(945)	$—	$(67)

     Income taxes paid for the years ended June 30, 2006, July 1, 2005 and June 30, 2004 were $44,000, $39,000 and $41,000, respectively.
NOTE H EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
     The Company continues to maintain the 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
     Under the 401(k) Plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. Effective fiscal year 2005, the Company matched 100% for the first 3% and 50% for the next 2% of the employee qualified contribution for a total match of 4%. In fiscal year 2004, the Company matched qualified contributions of 100% of each employee’s deferral up to 2% of the employee’s salary. The employer contribution may be made in Company’s stock or cash. In fiscal years 2006, 2005 and 2004, the Company made cash contributions of $658,000, $665,000 and $320,000, respectively. All contributions to the 401(k) Plan vest immediately.
     In January 2005, the Company established an Employee Stock Purchase Plan (ESPP) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market. The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will be purchasing shares for participants on the open market. Eligible employees may purchase the shares at a discount rate of 95% of the closing price of the Company’s shares on the American Stock Exchange on the purchase date.

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
     The Company leases approximately 136,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)
2007	$2,269
2008	1,990
2009	1,947
2010	1,828
2011	1,303
2012 and thereafter	5,947

$15,284

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,535,000, $2,799,000 and $3,008,000, for 2006, 2005 and 2004, respectively.
     On February 8, 2005, Versar, Inc. entered into an employment agreement with its Chief Executive Officer (CEO), Mr. Theodore M. Prociv. The agreement stipulated the compensation of $285,000 and certain benefits that the CEO is entitled to under various termination conditions. The agreement expires on December 1, 2006.
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
     On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. Versar, in seeking to recover amounts due under the remediation contract from the Trustees of the Superfund Site, claimed breach of contract, interference with contractual relationships, negligent misrepresentations, breach of good faith and fair dealing, unjust enrichment and implied contract. Mr. Ball and several defendants moved to dismiss the action or, in the alternative, transfer the action to the U.S. District Court for the Southern District of Indiana, where, on April 20, 2001,

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the two Trustees had filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Bernstein, Trustees v, Versar, Inc., Case No. IPO1-0531 C H/G. The Trustees alleged breach of contract and breach of warranty with respect to the remediation contract and asked for a declaratory judgment on a number of the previously stated claims.
     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants’ motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company’s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas. Written and oral discovery which has continued for several years is now completed. The court granted Versar’s demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgment were filed by both parties. On September 5, 2006, the court granted, in part and denied in part, the Trustees’ claim that Versar was obligated to achieve certain clean up criteria and eliminated certain, but not all, defenses raised by Versar in its counterclaims. The court also granted Versar summary judgement on one of the Trustees’ breach of contract claims. The court also denied both parties motions to exclude certain expert testimony. No trial date is presently scheduled. Based upon discussions with outside counsel, management does not believe that the ultimate resolution under the Trustees’ lawsuit will have a materially adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE J CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended
	June 30,	July 1,	June 30,
	2006	2005	2004
	(In thousands)
U.S. Department of Defense	$32,012	$31,182	$22,921
U.S. Environmental Protection Agency	3,909	3,972	4,315
Other U.S. Government agencies	11,933	14,786	8,558

Total U.S. Government	$47,854	$49,940	$35,794

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for fiscal years 2006 and 2005 is as follows (in thousands, except per share amounts):

	Fiscal Year 2006				Fiscal Year 2005
Quarter ending	Jun 30	Mar 31	Dec 30	Sep 30	Jul 1	Apr 1	Dec 31	Oct 1
Gross Revenue	$17,841	$12,974	$16,571	$13,502	$14,842	$14,922	$18,956	$18,958

Net Service Revenue	8,385	8,335	9,108	8,462	8,980	8,822	8,792	9,044

Operating (loss) income	(103)	(14)	697	136	62	307	542	516

(Loss) Income from continuing operations	(114)	912	723	116	43	283	532	503

Loss from discontinued operations	(85)	—	(205)	—	(767)	(185)	(111)	(96)

Net (loss) income	$(199)	$912	$518	$116	$(724)	$98	$421	$407

Loss per share from continuing operations — diluted	$(0.01)	$0.11	$0.09	$0.01	$—	$0.03	$0.06	$0.06

Loss per share from discontinued operations — diluted	$(0.01)	$—	$(0.02)	$—	$(0.09)	$(0.01)	$(0.02)	$(0.02)

Net (loss) income per share — diluted	$(0.02)	$0.11	$0.06	$0.01	$(0.09)	$0.01	$0.05	$0.05

Weighted average number of shares outstanding — diluted	8,115	8,336	8,456	8,412	7,924	8,302	8,345	8,312

     Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	YEAR	EXPENSES	CHARGE OFF	YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2004	900,392	190,916	(97,931)	993,377

2005	993,377	99,578	(631,464)	461,491

2006	461,491	—	(112,990)	348,501

DEFERRED TAX VALUATION ALLOWANCE

2004	4,112,000	—	(330,000)	3,782,000

2005	3,782,000	—	(252,000)	3,530,000

2006	3,530,000	—	(576,000)	2,954,000