Form 10-Q
period 2006-09-29
VERSAR INC
filed 2006-11-13
CIK 803647

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended     September 29, 2006
                                           --------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
             For the transition period from _______ to _______
                          Commission File Number   1-9309
                                                ------------

                                  VersarInc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                         54-0852979
-------------------------------------    ---------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

          6850 Versar Center
        Springfield, Virginia                       22151
-------------------------------------    ---------------------------------
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number, including area code     (703) 750-3000
--------------------------------------------------------------------------

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

                              Yes  [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class of Common Stock        Outstanding at November 1, 2006
              ---------------------        -------------------------------
                  $.01 par value                      8,146,364

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - 	Financial Statements


            Consolidated Balance Sheets as of
		September 29, 2006 and June 30, 2006                           3

            Consolidated Statements of Operations for the
		Three-Month Periods Ended September 29, 2006
            and September 30, 2005                                         4

            Consolidated Statements of Cash Flows
		for the Three-Month Periods Ended September 29, 2006
            and September 30, 2005                                         5

            Notes to Consolidated Financial Statements	            6-11

  ITEM 2 -	Management's Discussion and Analysis
		of Financial Condition and Results of Operations           12-17

  ITEM 3 -  Quantitative and Qualitative Disclosures About
            Market Risk                                                   17

  ITEM 4 -	Controls and Procedures                                       17

PART II - OTHER INFORMATION

  ITEM 1 - 	Legal Proceedings	                                         17-18

  ITEM 6 - 	Exhibits	                                                  18

SIGNATURES                                                                19

EXHIBITS                                                               20-23

                        VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In Thousands)

                                                September 29,      June 30,
                                                    2006             2006
                                                -------------   -------------
ASSETS                                           (Unaudited)

 Current assets
   Cash and cash equivalents                     $      2,935    $       140
   Accounts receivable, net                            14,853         16,227
   Prepaid expenses and other current assets            1,576          1,430
   Deferred income taxes                                  566            566
                                                 -------------  -------------
     Total current assets                              19,930         18,363

 Property and equipment, net                            1,670          1,744
 Deferred income taxes                                  1,144          1,144
 Goodwill                                                 776            776
 Other assets                                             770            775
                                                 -------------  -------------
     Total assets                                $     24,290   $     22,802
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS EQUITY

 Current liabilities
   Accounts payable                              $      5,407   $      4,691
   Billings in excess of revenue                           33            209
   Accrued salaries and vacation                        1,836          1,474
   Other liabilities                                    2,677          2,585
   Liabilities of discontinued operations, net            213            285
                                                 -------------  -------------
     Total current liabilities                         10,166          9,244

Other long-term liabilities                               928            986
                                                 -------------  -------------
     Total liabilities                                 11,094         10,230
                                                 -------------  -------------

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 30,000,000
   shares authorized; 8,148,192 shares and
   8,144,692 shares issued; 8,132,687 and
   8,129,187 shares outstanding at September
   29, 2006 and June 30, 2006, respectively                81             81
  Capital in excess of par value                       22,808         22,790
  Accumulated deficit                                  (9,621)       (10,227)
  Treasury stock                                          (72)           (72)
                                                 -------------  -------------
     Total stockholders' equity                        13,196         12,572
                                                 -------------  -------------

     Total liabilities and stockholders'
       equity                                    $     24,290   $     22,802
                                                 =============  =============

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                  (Unaudited - in thousands, except per share amounts)

                                                   For the Three-Month
                                                      Periods Ended
                                              -------------  -------------
                                              September 29,  September 30,
                                                  2006           2005
                                              -------------  -------------

GROSS REVENUE                                 $     22,285   $     13,502
Purchased services and materials, at cost           13,671          5,040
                                              -------------  -------------
NET SERVICE REVENUE                                  8,614          8,462

Direct costs of services and overhead                6,466          6,875
Selling, general and administrative expenses         1,497          1,451
                                              -------------  -------------

OPERATING INCOME                                       651            136

OTHER EXPENSE
Interest expense, net                                   11             20
Income tax expense                                      34            ---
                                              -------------  -------------

NET INCOME                                    $        606   $        116
                                              =============  =============

NET INCOME PER SHARE - BASIC AND DILUTED      $       0.07   $       0.01
                                              =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC                                  8,148          7,988
                                              =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - DILUTED                                8,429          8,412
                                              =============  =============


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                             VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                               (Unaudited - in thousands)

                                                   For the Three-Month
                                                      Periods Ended
                                              -------------  -------------
                                              September 29,  September 30,
                                                  2006           2005
                                              -------------  -------------

Cash flows from operating activities
  Net income                                  $        606   $        116

  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation and amortization                     179            192
     Provision for doubtful accounts
      receivable                                        25            ---
     Share based compensation                            8              4

  Changes in assets and liabilities
     Decrease in accounts receivable                 1,349          2,725
     (Increase) decrease in prepaids
      and other assets                                (135)           583
     Increase (decrease) in accounts payable           716           (449)
     Increase in accrued salaries and vacation         362            338
     Decrease in other liabilities                    (142)        (1,112)
                                              -------------  -------------

       Net cash provided by continuing
        operating activities                         2,968          2,397
                                              -------------  -------------

  Changes in net liabilities of
   discontinued operations                             (72)          (130)
                                              -------------  -------------
       Net cash provided by operating
        activities                                   2,896          2,267
                                              -------------  -------------

Cash flows used in investing activities
  Purchase of property and equipment                   (85)          (107)
  Increase in life insurance policies
   cash surrender value                                (26)           (35)
                                              -------------  -------------

       Net cash used in investing
        activities                                    (111)          (142)
                                              -------------  -------------

Cash flows from financing activities
  Net payments on bank line of credit                  ---           (777)
  Proceeds from issuance of common stock                10            285
                                              -------------  -------------
       Net cash provided by (used in)
        financing activities                            10           (492)
                                              -------------  -------------

Net increase in cash and cash equivalents            2,795          1,633
Cash and cash equivalents at the beginning
 of the period                                         140            132
                                              -------------  -------------

Cash and cash equivalents at the end of
 the period                                   $      2,935   $      1,765
                                              =============  =============

Supplementary disclosure of cash flow
 information:
Cash paid during the period for
  Interest                                    $          9   $         23
  Income taxes                                           7             10


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                             VERSAR, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


(A)  Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2006 for additional information.

     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 29, 2006, and the results of operations for the three-month periods ended September 29, 2006 and September 30, 2005.
The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

(D)  Income Taxes

     At September 29, 2006, the Company had approximately $4.6 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. Since the Company had experienced losses in previous years, management recorded a valuation allowance of approximately $2.8 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

                     VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

(E)  Debt

     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of September 29, 2006). As of September 29, 2006, there were no borrowings outstanding under the line of credit. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At September 29, 2006, the Company was in compliance with the financial covenants.

     The Company believes that the borrowing capacity under the line of credit, together with anticipated cash flows from operations, is sufficient to meet the Company's liquidity needs. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.

(F)  Discontinued Operations and Restructuring Charges

     In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an additional $205,000 liability based on a revised actuarial calculation of the remaining SMC pension plan obligation. In the fourth quarter of fiscal year 2006, an additional $85,000 accrual was deemed necessary to cover the under funding and plan termination costs. At September 29, 2006, there was an accrual of approximately $213,000 to cover the cost to terminate the SMC pension plan in accordance with the Pension Guaranty Corporation Benefit (PBGC) requirements. The Company has received Internal Revenue Service (IRS) and PBGC plan termination approval and is in the process of locating eligible participants in the pension plan and intends to make a final distribution as early as administratively practical.

(G)  Contingencies

     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

(H)  Goodwill and Other Intangible Assets

     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or
VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is included in the Infrastructure and Management Services (IMS) reporting unit. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the

                         VERSAR, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.
An analysis was performed on public companies and company transactions to
prepare a market-based valuation.   Based upon the analysis, the estimated
fair value of the IMS reporting unit was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company(s financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company's existing and future capabilities in cultural resources work enhancing and complimenting Versar's environmental core business.
The Cultural Resources Group was incorporated into the Company's IMS segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gives Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price was allocated to contract rights and is being amortized over a three-year period.

(I)  Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company's common stock equivalents shares consist of stock options and restricted stock.

                                    For the Three-Month Periods Ended
                                    ---------------------------------
                                     September 29,     September 30,
                                         2006              2005
                                    --------------     --------------
Weighted average common shares
  outstanding - basic                   8,147,879          7,987,872

Effect of assumed exercise of
  options                                 281,251            423,716
                                    --------------     --------------

Weighted average common shares
  outstanding - diluted                 8,429,130          8,411,588
                                    ==============     ==============

(J)  Common Stock

     The Company issued 3,500 shares of common stock upon the exercise of stock options during the first three months of fiscal year 2007.
Total proceeds from the exercise of such stock options were approximately
$10,000.

     Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock. As amended, the Plan permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

                        VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(K)  Stock-Based Compensation

     Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The compensation expense of $7,000 for the first quarter of fiscal year 2007 was included in the Consolidated Statements of Operations.

     On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested "out-of-the-money" employee options that had exercise prices of $3.00 or more per share. The awards subject to acceleration were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained in effect. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). Based on the potential for these options to have value over their expected term, the Company estimated stock-based compensation of expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000.

     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's". The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards as to more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.

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

     In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the "1992 Plan"). Options have been granted under these plans to purchase the Company's common stock.

     Under the 1996 Plan, through September 2006, options were granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option was determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

                       VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

     Under the 1992 Plan, through November 2002, options were generally granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.

     As a result of adopting SFAS 123(R) on July 1, 2005, the Company's income before income taxes for the first quarter ended September 29, 2006 and September 30, 2005 was reduced by stock-based compensation expense of $7,000 and $4,000, respectively. Basic and diluted earnings per share for the first quarter ended September 29, 2006 remained the same at $0.07.

     A summary of the Company's stock option plans as of September 29, 2006, and changes during the first quarter of fiscal year 2007 is presented below:

                                                     Weighted-
                                        Weighted-     Average     Aggregate
        Options                         Average      Remaining    Intrinsic
                         Shares         Exercise    Contractual     Value
                         (000)           Price         Term        ($000)
-------------------  ------------  --------------  -------------  ----------
Outstanding at
  July 1, 2006             1,230       $   3.15
Exercised                     (3)      $   2.92
Forfeited or expired         (17)      $   3.46
                     ------------  --------------
Outstanding at
  September 29, 2006       1,210       $   3.14            5.75   $   2,120
                     ============  ==============  =============  ==========

Exercisable at
  September 29, 2006       1,071       $   3.12            5.96   $   1,884
                     ============  ==============  =============  ==========

     As of September 29, 2006, there were unvested options to purchase approximately 108,000 shares outstanding under the plans. Estimated compensation costs of $34,000 are expected to be recognized over a weighted-average period of 4.2 years. The total fair value of these unvested options is approximately $161,000 as of September 29, 2006.

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

	Summary financial information for each of the Company's segments follows:


                                     For the Three-Month Periods Ended
                                     ---------------   ---------------
                                      September 29,     September 30,
                                          2006              2005
                                     ---------------   ---------------
NET SERVICE REVENUE                            (In thousands)
-------------------

Infrastructure and Management
  Services                           $        7,367    $        7,052
National Security                             1,247             1,410
                                     ---------------   ---------------
                                     $        8,614    $        8,462
                                     ===============   ===============

OPERATING INCOME(A)
-------------------
Infrastructure and Management
  Services                           $        2,124    $        1,326
National Security                                24               261
                                     ---------------   ---------------
                                     $        2,148    $        1,587

Selling, general and
  administrative expenses                    (1,497)           (1,451)
                                     ---------------   ---------------

OPERATING INCOME                     $          651    $          136
                                     ===============   ===============

(A)Operating income is defined as net service revenue less direct costs of services and overhead.

IDENTIFIABLE ASSETS                    September 29,      June 30,
-------------------                        2006             2006
                                     ---------------   ---------------

Infrastructure and Management
  Services                           $       15,215    $       16,456
National Security                             1,590             1,777
Corporate and Other                           7,485             4,569
                                     ---------------   ---------------

Total Assets                         $       24,290    $       22,802
                                     ===============   ===============

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial trends
----------------

     In fiscal year 2006, the Company's gross revenues continued to decline primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and the Company's funded backlog increased by 55% to $48 million. For the first quarter of fiscal year 2007, the Company was able to further increase its funded backlog, to $65 million at September 29, 2006, an increase of 35% over that reported at June 30, 2006. The increase was primarily attributable to increased funding of construction work as a result of the U.S. government's year end funding of project work. Management continues to pursue many business opportunities to continue such growth.

     There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

     .  General economic or political conditions;
     .  Threatened or pending litigation;
     .  The timing of expenses incurred for corporate initiatives;
     .  Employee hiring, utilization, and turnover rates;
     . The seasonality of spending in the federal government and for commercial clients;
     .  Delays in project contracted engagements;
     .  Unanticipated contract changes impacting profitability;
     .  Reductions in prices by our competitors;
     .  The ability to obtain follow-on project work;
     . Failure to properly manage projects resulting in additional costs; . The cost of compliance for the Company(s laboratories;
     . The impact of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;
     .  Loss of key personnel;
     .  The ability to compete in a highly competitive environment;
     . Federal funding delays due to war in Iraq, and funding of Iraq support; and
     . Changes in political parties and the impact to funding of priorities.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2007 and 2006
-----------------------------------------------------

     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Gross revenue for the first quarter of fiscal year 2007 was $22,285,000, an $8,783,000 (65%) increase over that reported in the first quarter of fiscal year 2006. Approximately sixty-six percent of the increase is due to growth in construction work in support of the Air Force and the State Department. The remaining amount of the increase is due to additional work in Iraq to provide personnel services for the Army, which was awarded to the Company in fiscal year 2006.

     Purchased services and materials increased by $8,631,000 (171%) in the first quarter of fiscal year 2007 compared to that reported in the first quarter of fiscal year 2006. The increase was the result of the increased gross revenues as mentioned above.

     Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company's labor force. Net service revenues increased by 2% in the first quarter of fiscal year 2007 compared to that reported in the first quarter of fiscal year 2006. The increase was primarily due to the markup on the increased purchased services and materials.

     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 75.1% in the first quarter of fiscal year 2007 compared to 81.2% in the first quarter of fiscal year 2006. The decrease was primarily due to increased labor utilization and reduced facility costs over that reported in the prior fiscal year reporting period.

     Selling, general and administrative expenses approximated 17.4% of net service revenue in the first quarter of fiscal year 2007, compared to 17.1% in the first quarter of fiscal year 2006. The slight increase is primarily due to costs associated with the Company's reinstitution of its in-house corporate proposal development capacity in the first quarter of fiscal year 2007 to address the Company's business growth and future business opportunities.

	Operating income for the first quarter of fiscal year 2007 was $651,000, a $515,000 increase over that reported in the prior fiscal year. The increase is primarily due to the increased gross revenues and the decreased direct costs of services and overhead as discussed above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense for the first quarter of fiscal year 2007 was $11,000, a decrease of $9,000 (45%) over that reported in the prior fiscal year. The decrease was due to reduced usage of the Company's line of credit and the effect of interest income earned during the quarter on cash balances invested with the United Bank.

     In the first quarter of fiscal year 2007, the company recorded $34,000 of tax expenses associated with the various annual minimum tax filing requirements for the Company.

     Versar's net income for the first quarter of fiscal year 2007 was $606,000 compared to $116,000 in the first quarter of fiscal year 2006. The increased earnings were primarily due to increased gross revenues and reduced direct costs of services and overhead as discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital as of September 29, 2006 approximated $9,764,000, an increase of $645,000 (7%). In addition, the Company's current ratio was 1.96, which was slightly less than June 30, 2006.
The reduction was primarily due to the increased business growth of the Company increasing both accounts receivables and accounts payables in the first quarter of fiscal year 2007.

     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of September 29, 2006). As of September 29, 2006, there were no borrowings outstanding under the line of credit. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At September 29, 2006, the Company was in compliance with the financial covenants.

     We believe that with our current cash position along with anticipated cash flows will be sufficient to meet the Company?s liquidity needs within the next year. Expected capital requirements for fiscal year 2007 are approximately $400,000 primarily to maintain our existing information technology systems. Such capital requirements will either be funded through existing working capital or will be financed through third party sources.

Critical Accounting Policies and Related Estimates That Have a Material
-----------------------------------------------------------------------
Effect on Versar's Consolidated Financial Statements
----------------------------------------------------

     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company's consolidated, financial position, and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and our annual report on Form 10-K filed for our 2006 fiscal year.

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

     Deferred tax valuation allowance: The Company has approximately $4.6 million in deferred tax assets of which a $2.8 million valuation allowance has been established against such assets. Management provides for a valuation allowance until such time as it can conclude more likely than not that the Company will derive a benefit from such assets. The valuation allowance is adjusted as necessary based upon the Company's ability to generate taxable income, including management's ability to implement tax strategies that will enable the Company to benefit from such deferred tax assets.

     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually.
The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is included in the Infrastructure and Management Services (IMS) reporting unit. Such a combination provided a more efficient use of resources and more effective management of the business operations. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company's existing and future capabilities in cultural resources work enhancing and complimenting Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's IMS segment.

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

     Stock-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

     On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested "out-of-the-money" employee options that had exercise prices of $3.00 or more per share. The awards acceleration were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained in effect. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). Based on the potential for these options to have value over their expected term, the Company estimated stock-based compensation of expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000.

     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting of tax positions with uncertainty. The regulation prevents the recording of tax benefits of a transaction unless it is more-likely-than-not that the benefits from a tax position will be realized in the financial statements.
FIN No. 48 becomes effective as of July 1, 2007. The Company is currently evaluating the impact of the adoption of this standard to determine any potential impact to the consolidated financial results of the Company.

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

     In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006.

     Impact of Inflation
     -------------------

     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost plus fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.

     Contingencies
     -------------

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year end June 30, 2006.

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

     On July 12, 2001, the Federal District Court in Pennsylvania granted defendants' motion to transfer the Pennsylvania lawsuit and consolidate the two legal actions in Indiana. The Company filed an answer and counterclaim to the Indiana lawsuit. The plaintiffs and third-party defendants filed Motions to Dismiss the Company(s counterclaim. The court granted the motions in part and denied them in part. Versar amended its answer and counterclaim. In the meantime, plaintiffs filed a Motion for Partial Summary Judgment which the Judge granted in part and denied in part. The Judge held that certain agreements entered into by the parties prevented Versar from recovering certain amounts under its counterclaim but that Versar could pursue its claim for fraud in other areas.
Written and oral discovery which has continued for several years is now completed. The court granted Versar's demand that the Trustees supply requested information and documents. Versar continues to seek additional discovery compliance by the Trustees. Motions for summary judgment were
filed by both parties.   On September 5, 2006, the court granted, in part
and denied in part, the Trustees' claim that Versar was obligated to achieve certain clean up criteria and eliminated certain, but not all, defenses raised by Versar in its counterclaims. The court also granted Versar summary judgement on one of the Trustees' breach of contract claims.
The court also denied both parties motions to exclude certain expert testimony. Preliminary settlement discussions have taken place under the Court's auspices. Trial is presently scheduled for February 26, 2007.
The Company continues to evaluate the impact of the Trustees' claim and Versar's defenses and other avenues of potential recoveries. Based upon discussions with outside counsel and assuming expected defenses and recoveries are available, management does not believe that the ultimate resolution under the Trustees' lawsuit will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

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





                                                       VERSAR, INC.
                                                       ------------
    									 (Registrant)





                                            By: /S/ Theodore M. Prociv
                                               ------------------------
                                               Theodore M. Prociv
                                               Chief Executive Officer,
                                               President, and Director





                                            By: /S/ Lawrence W. Sinnott
                                               ------------------------
                                               Lawrence W. Sinnott
                                               Executive Vice President,
                                               Chief Operating Officer,
                                               Chief Financial Officer,
                                               Treasurer, and Principal
                                               Accounting Officer

Date:  November 13, 2006