Form 10-Q
period 2006-12-29
VERSAR INC
filed 2007-02-12
CIK 803647

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended     December 29, 2006
                                            -------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from _______ to _______

                 Commission File Number   1-9309
                                       ------------

                                  Versar Inc.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              54-0852979
-------------------------------------  ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or orgnaization)

          6850 Versar Center
         Springfield, Virginia                         22151
-------------------------------------  ------------------------------------
(Address of principal executive                     (Zip Code)
 offices)

   Registrant's telephone number, including area code     (703) 750-3000
---------------------------------------------------------------------------

                                Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

                               Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class of Common Stock       Outstanding at January 31, 2007
            ---------------------       -------------------------------
                $.01 par value                     8,147,364

                       VERSAR, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

              Consolidated Balance Sheets as of
              December 29, 2006 and June 30, 2006			     3

              Consolidated Statements of Operations for the
              Three-Month and Six-Month Periods Ended
              December 29, 2006 and December 30, 2005                  4

              Consolidated Statements of Cash Flows
              for the Six-Month Periods Ended December 29, 2006
              and December 30, 2005                                    5

              Notes to Consolidated Financial Statements	        6-11

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations     12-18

     ITEM 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                             18

     ITEM 4 - Controls and Procedures                                 18

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                       19

     ITEM 4 - Submission of Matters to a Vote of Stockholders         19

     ITEM 6 - Exhibits	                                              19

SIGNATURES                                                            20

EXHIBITS                                                           21-24

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)


                                              December 29,      June 30,
                                                  2006            2006
                                            ---------------  ---------------
                                              (Unaudited)
ASSETS
 Current assets
  Cash and cash equivalents                 $           25   $          140
  Accounts receivable, net                          19,943           16,227
  Prepaid expenses and other current assets            868            1,430
  Deferred income taxes                                566              566
                                            ---------------  ---------------
     Total current assets                           21,402           18,363

 Property and equipment, net                         1,689            1,744
 Deferred income taxes                               1,144            1,144
 Goodwill                                              776              776
 Other assets                                          765              775
                                            ---------------  ---------------
     Total assets                           $       25,776   $       22,802
                                            ===============  ===============
LIABILITIES AND STOCKHOLDERS EQUITY
 Current liabilities
  Bank line of credit                       $          608   $          ---
  Accounts Payable                                   4,313            4,691
  Billings in excess of revenue                        258              209
  Accrued salaries and vacation                      1,435            1,474
  Other liabilities                                  3,989            2,585
  Liabilities of discontinued
    operations, net                                    199              285
                                            ---------------  ---------------
     Total current liabilities                      10,802            9,244

Other long-term liabilities                            945              986
                                            ---------------  ---------------
     Total liabilities                              11,747           10,230
                                            ---------------  ---------------

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; 30,000,000
   shares authorized; 8,155,192 shares and
   8,144,692 shares issued; 8,139,687 and
   8,129,187 shares outstanding at December
   29, 2006 and June 30, 2006, respectively             82               81
  Capital in excess of par value                    22,891           22,790
  Accumulated deficit                               (8,872)         (10,227)
  Treasury stock                                       (72)             (72)
                                            ---------------  ---------------
     Total stockholders' equity                     14,029           12,572
                                            ---------------  ---------------

     Total liabilities and stockholders'
       equity                               $       25,776   $       22,802
                                            ===============  ===============


                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
               (Unaudited - in thousands, except per share amounts)

                            For the Three-Month        For the Six-Month
                               Periods Ended             Periods Ended
                        -------------------------  -------------------------
                        December 29, December 30,  December 29, December 30,
                            2006         2005          2006         2005
                        ------------ ------------  ------------ ------------

GROSS REVENUE           $    21,938  $    16,571   $    44,223  $    30,073
Purchased services
 and materials,
 at cost                     12,484        7,463        26,155       12,503
                        ------------ ------------  ------------ ------------
NET SERVICE REVENUE           9,454        9,108        18,068       17,570

Direct costs of
 services and overhead        6,986        7,030        13,452       13,905
Selling, general and
 administrative expenses      1,691        1,381         3,188        2,832
                        ------------ ------------  ------------ ------------
OPERATING INCOME                777          697         1,428          833

OTHER EXPENSE
Interest expense (income)        13          (26)           24           (6)
Income tax espense               15          ---            49          ---
                        ------------ ------------  ------------ ------------

INCOME FROM CONTINUING
OPERATIONS                      749          723         1,355          839

LOSS FROM DISCONTINUED
OPERATIONS                      ---         (205)          ---         (205)
                        ------------ ------------  ------------ ------------

NET INCOME              $       749  $       518   $     1,355  $       634
                        ============ ============  ============ ============

INCOME PER SHARE FROM
CONTINUING OPERATIONS
- BASIC                 $      0.09  $      0.09   $      0.17  $      0.10
                        ============ ============  ============ ============

INCOME PER SHARE FROM
CONTINUING OPERATIONS
- DILUTED               $      0.09  $      0.09   $      0.16  $      0.10
                        ============ ============  ============ ============

LOSS (PER SHARE) FROM
DISCONTINUED OPERATIONS
- DILUTED               $       ---  $     (0.02)  $       ---  $     (0.02)
                        ============ ============  ============ ============

NET INCOME PER SHARE
- BASIC                 $      0.09  $      0.06   $      0.17  $      0.08
                        ============ ============  ============ ============

NET INCOME PER SHARE
- DILUTED               $      0.09  $      0.06   $      0.16  $      0.07
                        ============ ============  ============ ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
- BASIC                       8,154        8,053         8,151        8,021
                        ============ ============  ============ ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
- DILUTED                     8,392        8,456         8,412        8,515
                        ============ ============  ============ ============


                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                             (Unaudited - in thousands)

                                                 For the Six-Month
                                                   Periods Ended
                                         --------------------------------
                                           December 29,     December 30,
                                               2006             2005
                                         ---------------  ---------------

Cash flows from operating activities
 Income from continuing operations       $        1,355   $          839
 Loss from discontinued operations                  ---             (205)
     Net income                                   1,355              634

 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities
   Depreciation and amortization                    354              374
   Loss on sale of property and equipment           ---                9
   Provision for doubtful accounts
    receivable                                       26              (11)
   Share based compensation                          77               21

 Changes in assets and liabilities
   (Increase) decrease in accounts
    receivable                                   (3,742)           1,544
   Decrease in prepaids and other assets            585              794
   (Decrease) increase in accounts payable         (378)             368
   Decrease in accrued salaries and vacation        (39)             (84)
   Increase (decrease) in other liabilities       1,413             (364)
                                         ---------------  ---------------
     Net cash (used in) provided by
      continuing operating activities              (349)           3,285
                                         ---------------  ---------------

 Changes in net liabilities of
  discontinued operations                           (86)             (27)
                                         ---------------  ---------------
     Net cash (used in) provided by
      operating activities                         (435)           3,258
                                         ---------------  ---------------

Cash flows used in investing activities
 Purchase of property and equipment                (261)            (336)
 Increase in life insurance policies
  cash surrender value                              (51)             (52)
                                         ---------------  ---------------
     Net cash used in investing
      activities                                   (312)            (388)
                                         ---------------  ---------------

Cash flows from financing activities
 Net borrowings (payments) on bank
  line of credit                                    608             (777)
 Proceeds from issuance of common stock              24              376
                                         ---------------  ---------------
     Net cash provided by (used in)
      financing activities                          632             (401)
                                         ---------------  ---------------

Net (decrease) increase in cash and
 cash equivalents                                  (115)           2,469
Cash and cash equivalents at the
 beginning of the period                            140              132
                                         ---------------  ---------------
Cash and cash equivalents at the
 end of the period                       $           25   $        2,601
                                         ===============  ===============

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for
  Interest                               $           25   $           18
  Income taxes                                       21               17


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(A)	Basis of Presentation

	The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2006 for additional information.

	The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 29, 2006, and the results of operations for the six-month periods ended December 29, 2006 and December 30, 2005. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

	At December 29, 2006, the Company had approximately $4.1 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. The Company has an accumulated deficit and has experienced losses in previous years, as such, management recorded a valuation allowance of approximately $2.4 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

                       VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(E)	Debt

	The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of December 29, 2006). During October 2006, the Company obtained a letter of credit of approximately $1,570,000 which serves as collateral for surety bond coverage provided by the Company's insurance carrier. The letter of credit reduces the Company's borrowing base on the line of credit. As of December 29, 2006, there were $608,000 borrowings under the line of credit. The remaining line of credit capacity at December 29, 2006 was $4,392,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At December 29, 2006, the Company was in compliance with the financial covenants.

	The Company believes that the borrowing capacity under the line of credit, together with anticipated cash flows from operations, is sufficient to meet the Company's liquidity needs. There can be no assurance, however, that amounts available in the future from existing sources of liquidity will be sufficient to meet future capital needs.

(F)	Discontinued Operations and Restructuring Charges

	In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC).
Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an additional $205,000 liability based on a revised actuarial calculation of the remaining SMC pension plan obligation.
In the fourth quarter of fiscal year 2006, an additional $85,000 accrual was deemed necessary to cover the under funding and plan termination costs. At December 29, 2006, there was an accrual of approximately $199,000 remaining to cover the cost to terminate the SMC pension plan in accordance with the Pension Guaranty Corporation Benefit (PBGC) requirements. The Company has received Internal Revenue Service (IRS) and PBGC plan termination approval. Final distribution to eligible participants of the pension plan was substantially completed as of January 2007.

(G)	Contingencies

	Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

(H)	Goodwill and Other Intangible Assets

	On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is part of Infrastructure and Management Services (IMS) reporting unit. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the

                  VERSAR, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)

IMS reporting unit.  Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.
An analysis was performed on public companies and company transactions
to prepare a market-based valuation.   Based upon the analysis, the
estimated fair value of the IMS reporting unit was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or compliance with financial debt covenants.

	On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company's existing and future capabilities in cultural resources work enhancing and complimenting Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's IMS segment. As part of the acquisition, the Company executed a two-year marketing agreement with Parsons which gives Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Thereafter, this agreement is annually renewable should both parties agree. Substantially all of the purchase price was allocated to contract rights and is being amortized over a three-year period.

(I)	Net Income Per Share

	Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The
Company's common stock equivalents consist of stock options and restricted stock.

                            For the Three-Month        For the Six-Month
                               Periods Ended             Periods Ended
                        -------------------------  -------------------------
                        December 29, December 30,  December 29, December 30,
                            2006         2005          2006         2005
                        ------------ ------------  ------------ ------------

Weighted average common
 shares outstanding
 - basic                  8,153,522    8,053,449     8,150,810    8,020,987

Assumed exercise of
 options and restricted
 stock (treasury stock
 method)                    238,771      402,436       261,301      493,815
                        ------------ ------------  ------------ ------------

Weighted average common
 shares outstanding
 - basic/diluted          8,392,293    8,455,885     8,412,111    8,514,802
                        ============ ============  ============ ============

	For the six months periods ended December 29, 2006 and December 30, 2005, options to purchase approximately 194,000 and 341,000 shares, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(J)	Common Stock

	The Company issued 10,500 shares of common stock upon the exercise of stock options during the first six months of fiscal year 2007. Total proceeds from the exercise of such stock options was approximately $24,000.

	Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company?s common stock.

                         VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

As amended, the Plan permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

(K)	Stock-Based Compensation

	Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). In the first six months of fiscal year 2007, the Company has awarded 34,800 shares of restricted stock to employees and the Board of Directors. Compensation expense of $77,000 and $21,000 for the first six months of fiscal year 2007 and 2006, respectively, was included in the Consolidated Statements of Operations.

	As a result of adopting SFAS 123(R) on July 1, 2005, the Company's income before income taxes for the six months ended
December 29, 2006 and December 30, 2005 was reduced by stock-based compensation expense of $77,000 and $21,000, respectively.

	On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested "out-of-the-money" employee options that had exercise prices of $3.00 or more per share. The awards subject to acceleration were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained in effect. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). Based on the potential for these options to have value over their expected term, the acceleration of vesting of such avoided approximately $124,000 of compensation expense that otherwise would have been required to be recognized.

	In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's".
The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.

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

                        VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

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

	As a result of adopting SFAS 123(R) on July 1, 2005, the Company's income before income taxes for the six months ended
December 29, 2006 and December 30, 2005 was reduced by stock-based compensation expense of $77,000 and $21,000, respectively.

	A summary of activity under the Company?s stock option plans as of December 29, 2006, and changes during the first six months of fiscal year 2007 are presented below:

                                                     Weighted-
                                         Weighted-    Average    Aggregate
        Options                           Average    Remaining   Intrinsic
                              Shares     Exercise   Contractual    Value
                              (000)        Price       Term       ($000)
-----------------------     ---------   ----------  -----------  ----------
Outstanding at July 1,
 2006                          1,229    $    3.15
Exercised                        (10)   $    2.30
Forfeited or expired             (24)   $    3.66
                            ---------   ----------
Outstanding at December
 29, 2006                      1,195    $    3.14         5.50   $   2,096
                            =========   ==========  ===========  ==========

Exercisable at December
 29, 2006                      1,125    $    3.08         5.74   $   1,954
                            =========   ==========  ===========  ==========


	As of December 29, 2006, there were unvested options to purchase approximately 70,000 shares outstanding under the plans. Estimated compensation costs of $16,000 is expected to be recognized over a weighted-average period of 3 years. The total fair value of these unvested options is approximately $141,000 as of December 29, 2006.

(L)	Business Segments

	The Company's business segments are Infrastructure and Management Services and National Security. The Infrastructure and Management
Services segment provides a full range of services including remediation/ corrective actions, site investigations, remedial designs, and construction, operation and maintenance of remedial systems, engineering, design and construction management to industrial, commercial and government facilities. The National Security segment provides expertise in developing, testing and providing personal protection equipment.

                        VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

	The Company evaluates and measures the performance of its business segments based on net service revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

	Summary financial information for each of the Company's segments follows:

                           For the Three-Month        For the Six-Month
                              Periods Ended             Periods Ended
                        -------------------------  -------------------------
                        December 29, December 30,  December 29, December 30,
                            2006         2005          2006         2005
                        ------------ ------------  ------------ ------------
NET SERVICE REVENUE
-------------------
Infrastructure and
 Management Services    $     8,274  $     7,747   $    15,642  $    14,799
National Security             1,180        1,361         2,426        2,771
                        ------------ ------------  ------------ ------------
                        $     9,454  $     9,108   $    18,068  $    17,570
                        ============ ============  ============ ============

OPERATING INCOME (A)
--------------------
Infrastructure and
 Management Services    $     2,573  $     1,785   $     4,697  $     3,111
National Security              (105)         293           (81)         554
                        ------------ ------------  ------------ ------------
                              2,468        2,078         4,616        3,665

Selling, general and
 administrative
 expenses                    (1,691)      (1,381)       (3,188)      (2,832)
                        ------------ ------------  ------------ ------------

OPERATING INCOME        $       777  $       697   $     1,428  $       833
                        ============ ============  ============ ============

(A) Operating income is defined as net service revenue less direct costs of services and overhead.


IDENTIFIABLE ASSETS                          December 29,        June 30,
-------------------                              2006              2006
                                             ------------      -----------

Infrastructure and Management Services       $    20,291       $   16,456
National Security                                  1,659            1,777
Corporate and Other                                3,826            4,569
                                             ------------      -----------

Total Assets                                 $    25,776       $   22,802
                                             ============      ===========

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial trends
----------------

	In fiscal year 2006, the Company's gross revenues continued to decline primarily due to federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, government project funding began to return to normal levels and the Company's funded backlog increased by 55% to $48 million at June 30, 2006. For the first six months of fiscal year 2007, the Company was able to further increase its funded backlog to $53 million at December 29, 2006. The increase was primarily attributable to increased funding of construction work as a result of the U.S. government's year end funding of such project work and the award of additional work in Iraq. Management continues to pursue many business opportunities to continue such growth.

	There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

	*	General economic or political conditions;
	*	Threatened or pending litigation;
	*	The timing of expenses incurred for corporate initiatives;
	*	Employee hiring, utilization, and turnover rates;
	*	The seasonality of spending in the federal government and for
		commercial clients;
	*	Delays in project contracted engagements;
	*	Unanticipated contract changes impacting profitability;
	*	Reductions in prices by our competitors;
	*	The ability to obtain follow-on project work;
	*	Failure to properly manage projects resulting in additional
		costs;
	*	The cost of compliance for the Company's laboratories;
	*	The impact of a negative government audit or investigation
		potentially impacting our costs, reputation and ability to work with the federal government;
	*	Loss of key personnel;
	*	The ability to compete in a highly competitive environment;
	*	Federal funding delays due to war in Iraq, and funding of Iraq
		support; and
	*	Changes in political parties and the impact to funding of
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

Second Quarter Comparison of Fiscal Year 2007 and 2006
------------------------------------------------------

	Gross revenue for the second quarter of fiscal year 2007 was $21,938,000, an increase of $5,367,000 (32%) over that reported in the second quarter of fiscal year 2006. The increase is attributable to the Company's work on supporting of both the Air Force and the Army in Iraq as part of the reconstruction efforts.

	Purchased services and materials increased by $5,021,000 (67%) in the second quarter of fiscal year 2007 compared to that reported in the second quarter of fiscal year 2006. The increase was the result of the additional subcontract work as part of the Iraq projects mentioned above.

	Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Versar considers it appropriate to analyze operating margins and other ratios in relation to net service revenue, because such revenues reflect the actual work performed by the Company?s labor force. Net service revenues increased by 4% in the second quarter of fiscal year 2007 compared to that reported in the second quarter of fiscal year 2006. The increase was primarily due to the markup on the increased purchased services and materials.
The increase in such markup was reduced by lower revenue generated by the Company's labor force as such labor was 12% lower than the prior fiscal year as the Company adjusted to the changes in business mix and reduced business volume from the prior fiscal year.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. The percentage of these costs to net service revenue decreased to 73.9% in the second quarter of fiscal year 2007 compared to 77.2% in the second quarter of fiscal year 2006. The decreased was primarily due to lower direct labor and facility costs compared to that reported in the second quarter of fiscal year 2006.

	Selling, general and administrative expenses approximated 17.9% of net service revenue in the second quarter of fiscal year 2007, compared to 15.2% in the second quarter of fiscal year 2006. The increase is primarily due to the Company's reinstitution of its corporate proposal development group in the first quarter of fiscal year 2007 to enhance the Company's business growth and future business opportunities.

	Operating income for the second quarter of fiscal year 2007 was $777,000, an $80,000 increase over that reported in the prior fiscal year. The increase is primarily attributable to the increased gross revenues, and reduced labor and facility costs. Operating income was decreased by various incentive plan accruals of $323,000 as part of the Company's approved incentive plans during the second quarter of fiscal year 2007.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Interest expense (income) for the second quarter of fiscal year 2007 was $13,000, an increase of $39,000 (150%) over that reported in the prior
fiscal year.   Fiscal year 2006 included interest income that was received in connection with the settlement of a lawsuit. The Company has used its line of credit to a limited extent during the second quarter of fiscal year 2007. The interest expense is primarily associated with capital leases and the financing of insurance programs for the Company.

	In the second quarter of fiscal year 2007, the Company recorded $15,000 of tax expenses associated with the various annual minimum tax filing requirements for the Company.

	In the second quarter of fiscal year 2006, the Company accrued an additional $205,000 for discontinued operations associated with changes in actuarial estimates in the dissolution of the former SMC pension plan.

	Versar's net income for the second quarter of fiscal year 2007 was $749,000 compared to $518,000 in the second quarter of fiscal year 2006.

Six Months Comparison of Fiscal Years 2007 and 2006
---------------------------------------------------

	Gross revenue for the first six months of fiscal year 2007 was $44,223,000, an increase of $14,150,000 (47%) over that reported in the first six months of fiscal year 2006. Seventy percent of the increase is attributable to the Company's efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts.
The balance is from increased construction work in the United States in support of the Air Force and the Department of State.

	Purchased services and materials increased by $13,652,000 (109%) in the first six months of fiscal year 2007 compared to that reported in the first six months of fiscal year 2006. The increase was the result of the increased Iraq, domestic and subcontract work as mentioned above.

	Net service revenue is derived by deducting the costs of purchased services and materials from gross revenue. Net service revenues increased by 3% in the first six months of fiscal year 2007 compared to that reported in the first six months of fiscal year 2006. The increase was primarily due to the markup on the increased purchased services and materials. The increase in such markup was reduced by lower revenue generated by the Company's labor force which was 9% lower than the prior fiscal year as the Company resulting from the changes in business mix and reduced business volume from the prior fiscal year.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts.
The percentage of these costs to net service revenue decreased to 74.5% in the first six months of fiscal year 2007 compared to 79.1% in the first six months of fiscal year 2006. The decrease was primarily due to lower direct labor and facility costs compared to that reported in the first six months of fiscal year 2006.

	Selling, general and administrative expenses approximated 17.6% of net service revenue in the first six months of fiscal year 2007, compared to 16.1% in the first six months of fiscal year 2006.
The increase is primarily due to the Company's reinstitution of its corporate proposal development group in fiscal year 2007 to enhance the Company's business growth and future business opportunities.

	Operating income for the first six months of fiscal year 2007 was $1,428,000, a $595,000 increase over that reported in the prior fiscal year. The increase is primarily attributable to the increased gross revenues, and reduced labor and facility costs. Operating income was decreased by various incentive plan accruals of $511,000 as part of the Company's incentive plans during the first six months of fiscal year 2007.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Interest expense (income) for the first six months of fiscal year 2007 was $24,000, an increase of $30,000 over that reported in the prior
fiscal year.   Fiscal year 2006 included interest income that was
reported in connection with the settlement of a lawsuit. The Company currently has had very limited use of the Company's line of credit during the first six months of fiscal year 2007. The interest expense is primarily associated with capital leases and the financing of insurance programs for the Company.

	In the first six months of fiscal year 2007, the Company recorded $49,000 of tax expenses associated with the various annual minimum tax filing requirements for the Company.

	In the second quarter of fiscal year 2006, the Company accrued an additional $205,000 for discontinued operations associated with changes in actuarial estimates in the dissolution of the former SMC pension plan.

	Versar's net income for the first six months of fiscal year 2007 was $1,355,000 compared to $634,000 in the first six months of fiscal year 2006.

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of December 29, 2006 approximated $10,600,000, an increase of $1,481,000 (16%) from June 30, 2006. In addition, at December 29, 2006, the Company's current ratio was 1.98, which was slightly less than at June 30, 2006. The reduction was primarily due to the increased business growth of the Company resulting in increased accounts receivables, offset by increased current liabilities and accruals, causing a slight decrease in the first six months of fiscal year 2007.

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5,000,000 based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of December 29, 2006). During October 2006, the Company obtained a letter of credit of approximately $1,570,000 which serves as collateral for surety bond coverage provided by the Company?s insurance carrier. The letter of credit reduces the Company's borrowing base on the line of credit. As of December 29, 2006, there were $608,000 borrowings under the line of credit. The remaining line of credit capacity at December 29, 2006 was $4,392,000. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8,500,000, a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At December 29, 2006, the Company was in compliance with the financial covenants.

	We believe that our current cash position along with anticipated cash flows will be sufficient to meet the Company's liquidity needs for the next year. Expected capital requirements for fiscal year 2007 are approximately $250,000 primarily to maintain our existing information technology systems. Such capital requirements will either be funded through existing working capital or will be financed through third party sources.

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

	Allowance for doubtful accounts: Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. The Company currently has approximately $370,000 reserved as of December 29, 2006. Management reviews outstanding receivables on a regular basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables.

	Deferred tax valuation allowance: At December 29, 2006, the Company had approximately $4.3 million in deferred tax assets which primarily relate to net operating loss and tax credit carryforwards. The Company has an accumulated deficit and has experienced losses in previous years, as such, management recorded a valuation allowance of approximately $2.6 million against the net deferred tax asset. The valuation allowance is adjusted periodically based upon management's assessment of the Company's ability to derive benefit from the deferred tax assets.

	Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is part of the Infrastructure and Management Services (IMS) reporting unit. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting unit. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting unit was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting unit financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or compliance with financial debt covenants.

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

	On June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested "out-of-the-money" employee options that had exercise prices of $3.00 or more per share. The awards subject to acceleration were made under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company's common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained in effect. The acceleration of the out-of-the-money stock options was done in order to avoid the impact of adopting SFAS 123(R). Based on the potential for these options to have value over their expected term, the Company estimated the stock-based compensation of expense it otherwise would have been required to recognize in its consolidated statements of income would have been approximately $124,000.

	New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting of tax positions with uncertainty. The regulation prevents the recording of tax benefits of a transaction unless it is more-likely-than-not that the benefits from a tax position will be realized in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company is currently evaluating the effect of the adoption of this standard to determine any potential impact to the consolidated financial results of the Company.

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

	In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff?s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company anticipates that the adoption of SAB 108, would have minimal impact to the Company.

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

	On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. On April 20, 2001, the Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Bernstein, Trustees v. Versar, Inc., Case No. IPO1-0531 C H/G.

	The parties have agreed to settle their various claims against each other and are in the process of executing a settlement agreement. The settlement is not expected to have a materially adverse effect on the Company's consolidated financial condition and results of operations.

	Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4 -  Submission of Matters to a Vote of Stockholders

	The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 15, 2006. The matters voted on at the Annual
Meeting were as follows:

	(1)  The Election of Directors
             The election of nine nominees to serve as directors of the Company was approved as indicated below:

                                                   For     Withheld
                                                ---------  ---------

				Robert L. Durfee		6,857,267 	150,020
				Fernando V. Galaviz	6,827,803	179,484
				James L. Gallagher	6,775,114	232,173
				James V. Hansen		6,857,910	149,377
				Amoretta M. Hoeber	6,857,076	150,211
				Paul J. Hoeper		6,857,910	149,377
				Michael Markels, Jr.	6,790,351	216,936
				Amir A. Metry		6,841,510	165,777
				Theodore M. Prociv	6,853,192	154,095

 	(2) To ratify the appointment of Grant Thornton LLP as independent accountants for fiscal year 2007:

					    For      Against	Abstain
                              ---------   ---------   --------
					6,952,871	  47,887	  6,529

Item 6 - Exhibits

(a)	Exhibits

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

Date:  February 12, 2007