Form 10-Q
period 2007-03-30
VERSAR INC
filed 2007-05-11
CIK 803647

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended     March 30, 2007
                                             -----------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to _______
                        Commission File Number   1-9309
                                              ------------
                                 VERSAR INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                               54-0852979
--------------------------------------  -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

        6850 Versar Center
      Springfield, Virginia                            22151
--------------------------------------  -----------------------------------
(Address of principal executive                     (Zip Code)
 offices)

   Registrant's telephone number, including area code     (703) 750-3000
                                                     ----------------------

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

                                Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class of Common Stock        Outstanding at May 1, 2007
            ---------------------        --------------------------
                $.01 par value                    8,244,000

                          VERSAR, INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q


                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements - Unaudited

              Consolidated Balance Sheets as of
              March 30, 2007 and June 30, 2006     			     3

              Consolidated Statements of Operations
              for the Three-Month and Nine-Month Periods
              Ended March 30, 2007 and March 31, 2006                  4

              Consolidated Statements of Cash Flows
   		  for the Nine-Month Periods Ended March 30, 2007
              and March 31, 2006                                       5

              Notes to Consolidated Financial Statements	        6-11

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations     12-18

     ITEM 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                             19

     ITEM 4 - Controls and Procedures                                 19

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                       20

     ITEM 6 - Exhibits                                                20

SIGNATURES                                                            21

EXHIBITS                                                           22-25

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)

                                                 March 30,      June 30,
                                                   2007           2006
                                               ------------  ------------
                                                (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents                  $     3,125   $       140
    Accounts receivable, net                        20,397        16,227
    Prepaid expenses and other current assets        1,790         1,430
    Deferred income taxes                            2,437           566
                                               ------------  ------------
      Total current assets                          27,749        18,363

  Property and equipment, net                        1,656         1,744
  Deferred income taxes                              1,276         1,144
  Goodwill                                             776           776
  Other assets                                         752           775
                                               ------------  ------------
      Total assets                             $    32,209   $    22,802
                                               ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable                           $     8,247   $     5,950
    Billings in excess of revenue                      712           209
    Accrued salaries and vacation                    1,964         1,474
    Accrued bonus                                    1,109           ---
    Other liabilities                                1,895         1,326
    Liabilities of discontinued
      operations, net                                   71           285
                                               ------------  ------------
      Total current liabilities                     13,998         9,244

  Other long-term liabilities                          897           986
                                               ------------  ------------
      Total liabilities                             14,895        10,230
                                               ------------  ------------

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.01 par value; 30,000,000
     shares authorized; 8,208,692 shares and
     8,144,692 shares issued; 8,193,187 and
     8,129,187 shares outstanding at March
     30, 2007 and June 30, 2006, respectively           82            81
    Capital in excess of par value                  23,079        22,790
    Accumulated deficit                             (5,775)      (10,227)
    Treasury stock                                     (72)          (72)
                                               ------------  ------------
      Total stockholders' equity                    17,314        12,572
                                               ------------  ------------

      Total liabilities and stockholders'
       equity                                  $    32,209   $    22,802
                                               ============  ============

       The accompanying notes are an integral part of these consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (Unaudited - in thousands, except per share amounts)

                               For the Three-Month      For the Nine-Month
                                  Periods Ended            Periods Ended
                              ----------------------  ----------------------
                              March 30,    March 31,  March 30,    March 31,
                                2007         2006       2007         2006
                              ----------  ----------  ----------  ----------
GROSS REVENUE                 $  28,313   $  12,974   $  72,536   $  43,047
Purchased services and
 materials, at cost              17,465       4,639      43,620      17,142
Direct costs of services
 and overhead                     7,988       6,912      21,440      20,817
                              ----------  ----------  ----------  ----------
GROSS PROFIT                      2,860       1,423       7,476       5,088

Selling, general and
 administrative expenses          1,734       1,437       4,922       4,269
                              ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)           1,126         (14)      2,554         819

OTHER EXPENSE
Interest expense                     29          19          53          13
Income tax benefit               (2,000)       (945)     (1,951)       (945)
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                        3,097         912       4,452       1,751

LOSS FROM DISCONTINUED
OPERATIONS                          ---         ---         ---        (205)
                              ----------  ----------  ----------  ----------
NET INCOME                    $   3,097   $     912   $   4,452   $   1,546
                              ==========  ==========  ==========  ==========

INCOME PER SHARE FROM
CONTINUING OPERATIONS - BASIC $    0.38   $    0.11   $    0.55   $    0.22
                              ==========  ==========  ==========  ==========

INCOME PER SHARE FROM
CONTINUING OPERATIONS -
DILUTED                       $    0.36   $    0.11   $    0.53   $    0.21
                              ==========  ==========  ==========  ==========

LOSS (PER SHARE) FROM
DISCONTINUED OPERATIONS -
BASIC                         $     ---   $     ---   $     ---   $   (0.03)
                              ==========  ==========  ==========  ==========

LOSS (PER SHARE) FROM
DISCONTINUED OPERATIONS -
DILUTED                       $     ---   $     ---   $     ---   $   (0.02)
                              ==========  ==========  ==========  ==========

NET INCOME PER SHARE - BASIC  $    0.38   $    0.11   $    0.55   $    0.19
                              ==========  ==========  ==========  ==========

NET INCOME PER SHARE -
DILUTED                       $    0.36   $    0.11   $    0.53   $    0.19
                              ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC        8,176       8,071       8,159       8,038
                              ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED      8,564       8,336       8,473       8,343
                              ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              VERSAR, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                               (Unaudited - in thousands)

                                                       For the Nine-Month
                                                          Periods Ended
                                                    ------------------------
                                                     March 30,    March 31,
                                                       2007         2006
                                                    -----------  -----------
Cash flows from operating activities
  Income from continuing operations                 $    4,452   $    1,751
  Loss from discontinued operations                        ---         (205)
                                                    -----------  -----------
    Net income                                           4,452        1,546

Adjustments to reconcile net income to
 net cash
  Provided by operating activities
    Depreciation and amortization                          522          573
    Loss on sale of property and equipment                 ---           30
    Provision for doubtful accounts receivable             214          (34)
    Share based compensation                               154           47
    Decrease in tax valuation allowance                 (2,003)        (945)

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable          (4,384)       3,592
    (Increase) decrease in prepaids and other assets      (337)         474
    Increase (decrease) in accounts payable              2,297       (1,453)
    Increase in accrued salaries and vacation              490          313
    Increase (decrease) in other liabilities             2,092         (860)
                                                    -----------  -----------
      Net cash provided by continuing operating
       activities                                        3,497        3,283
                                                    -----------  -----------

  Changes in net liabilities of discontinued
   operations                                             (214)        (218)
                                                    -----------  -----------
      Net cash provided by operating activities          3,283        3,065
                                                    -----------  -----------

Cash flows used in investing activities
  Purchase of property and equipment                      (376)        (542)
  Increase in life insurance policies cash
   surrender value                                         (58)         (59)
                                                    -----------  -----------
      Net cash used in investing activities               (434)        (601)
                                                    -----------  -----------

Cash flows from financing activities
  Net (payments) on bank line of credit                    ---         (777)
  Proceeds from issuance of common stock                   136          442
                                                    -----------  -----------
      Net cash provided by (used in) financing
       activities                                          136         (335)
                                                    -----------  -----------

Net increase in cash and cash equivalents                2,985        2,129
Cash and cash equivalents at the beginning of the
 period                                                    140          132
                                                    -----------  -----------
Cash and cash equivalents at the end of the period  $    3,125   $    2,261
                                                    ===========  ===========

Supplementary disclosure of cash flow information:
Cash paid during the period for
  Interest                                          $       53   $       83
  Income taxes                                              25           34

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

      The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices.
In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 30, 2007, and the results of operations for the three and nine-month periods ended March 30, 2007 and March 31, 2006. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

	At March 30, 2007, the Company had approximately $3.8 million in deferred tax assets which primarily relate to net operating loss and tax credit carry forwards. A valuation allowance was recorded against a substantial portion of such assets given management's lack of ability to conclude more likely than not that the Company would derive benefit from the entire deferred tax asset. In the third quarter of fiscal year 2007, management re-evaluated the need for the valuation allowance. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset. As such, the Company recognized a tax benefit of approximately $2.0 million for the quarter ended March 30, 2007 as a result of releasing the valuation allowance.

                          VERSAR, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

(E)	Debt

      The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5.0 million based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of March 30, 2007). During October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier.
The letter of credit reduces the Company's borrowing base on the line of credit. As of March 30, 2007, there were no borrowings under the line of credit. The line of credit capacity at March 30, 2007 was $5.0 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007.
The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which could impact the Company's ability to finance its working capital requirements. At March 30, 2007, the Company was in compliance with the financial covenants.

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

(F)	Discontinued Operations and Restructuring Charges

      In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an additional $205,000 liability based on a revised actuarial calculation of the remaining SMC pension plan obligation. In the fourth quarter of fiscal year 2006, an additional $85,000 accrual was deemed necessary to cover the under funding and plan termination costs. At
March 30, 2007, the Company has successfully completed the final distribution of benefits to eligible participants, and is in the process of completing final regulatory filing requirements.

(G)	Contingencies

	Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 - Legal Proceedings).

(H)   Goodwill and Other Intangible Assets

      On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is part of Infrastructure and Management Services (IMS) reporting segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis.
An analysis was performed on public companies and company transactions to prepare a

                        VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting segment was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting segment financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or compliance with financial debt covenants.

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

                               For the Three-Month      For the Nine-Month
                                  Periods Ended            Periods Ended
                             -----------------------  -----------------------
                               March 30,   March 31,   March 30,   March 31,
                                 2007        2006        2007        2006
                             ----------- -----------  ----------- -----------
Weigted average common
 shares outstanding - basic   8,175,709   8,071,030    8,159,185   8,037,668

Assumed exercise of options
 and restricted stock
 (treasury stock method)        388,402     264,872      314,117     305,169
                             ----------- -----------  ----------- -----------

Weighted average common
 shares outstanding -
 basic/diluted                8,564,111   8,335,902    8,473,302   8,342,837
                             =========== ===========  =========== ===========


 	For the nine months periods ended March 30, 2007 and March 31, 2006, options to purchase approximately 240,000 and 344,000 shares, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(J)	Common Stock

	The Company issued 47,000 shares of common stock upon the exercise of stock options during the nine months ended March 30, 2007. Total proceeds from the exercise of such stock options were approximately $136,000. The Company also issued 17,000 shares of restricted stock at the fair market value of approximately $68,000 during the nine months of fiscal year 2007.

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

      Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). In the first nine months of fiscal year 2007, the Company has awarded 42,800 shares of restricted stock to employees and the Board of Directors. Stock-based compensation expense of $154,000 and $47,000 for the first nine months of fiscal year 2007 and 2006, respectively, was included in the Consolidated Statements of Operations.

      In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's". The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.

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

                      VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

      A summary of activity under the Company's stock option plans as of March 30, 2007, and changes during the nine months of fiscal year 2007 are presented below:

                                                  Weighted-
                                    Weighted-      Average      Aggregate
       Options                       Average      Remaining     Intrinsic
                        Shares      Exercise     Contractual      Value
                        (000)         Price         Term         ($000)
-------------------   ---------   ------------  -------------  ------------
Outstanding at
 July 1, 2006            1,230    $      3.15
Exercised                  (47)   $      2.89
Forfeited or expired       (26)   $      3.63
Adjustment                   9    $      3.49
                      ---------   ------------
Outstanding at
 March 30, 2007          1,166    $      3.15           5.19   $     2,045
                      =========   ============  =============  ============

Exercisable at
 March 30, 2007          1,099    $      3.08           5.44   $     1,907
                      =========   ============  =============  ============

      As of March 30, 2007, there were unvested options to purchase approximately 67,600 shares outstanding under the plans. Estimated compensation costs of $16,000 is expected to be recognized over a weighted-average period of 2 years. The total fair value of these unvested options is approximately $138,000 as of March 30, 2007.

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

      The Company evaluates and measures the performance of its business segments based on gross revenue and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

                      VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

      Summary financial information for each of the Company's segments follows:

                               For the Three-Month      For the Nine-Month
                                  Periods Ended            Periods Ended
                              ----------------------  ----------------------
                              March 30,    March 31,  March 30,    March 31,
                                2007         2006       2007         2006
                              ----------  ----------  ----------  ----------
GROSS REVENUE
-------------
Infrastructure and Management
  Services                    $  26,516   $  11,166   $  67,220   $  37,815
National Security                 1,797       1,808       5,316       5,232
                              ----------  ----------  ----------  ----------
                              $  28,313   $  12,974   $  72,536   $  43,047
                              ==========  ==========  ==========  ==========

GROSS PROFIT/OPERATING
----------------------
INCOME (A)
----------
Infrastructure and Management
  Services                    $   2,723   $   1,037   $   7,420   $   4,148
National Security                   137         386          56         940
                              ----------  ----------  ----------  ----------
Gross Profit                      2,860       1,423       7,476       5,088
                              ----------  ----------  ----------  ----------

Selling, general and
  administrative expenses        (1,734)     (1,437)     (4,922)     (4,269)
                              ----------  ----------  ----------  ----------

OPERATING INCOME (LOSS)       $   1,126   $     (14)  $   2,554   $     819
                              ==========  ==========  ==========  ==========

(A) Operating income is defined as gross revenue less purchased services and materials and direct costs of services and overhead.



IDENTIFIABLE ASSETS                       March 30,         June 30,
-------------------                         2007              2006
                                       --------------    --------------

Infrastructure and Management
  Services                             $      20,647     $      16,456
National Security                              1,722             1,777
Corporate and Other                            9,840             4,569
                                       --------------    --------------

Total Assets                           $      32,209     $      22,802
                                       ==============    ==============

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial trends
----------------

      In fiscal year 2006, the Company's gross revenues continued to decline primarily due to federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, government project funding began to return to normal levels and the Company's funded backlog increased by 55% to $48 million at June 30, 2006. For the nine months ended March 30, 2007, the Company was able to increase its funded backlog to $59 million. The increase was primarily attributable to increased funding of construction work as a result of the U.S. government's year end funding of such project work and the award of additional work in Iraq. Management continues to pursue many business opportunities to continue such growth.

      There are a number of risk factors or uncertainties that could significantly impact our financial performance including the following:

..	General economic or political conditions;
..	Threatened or pending litigation;
..	The timing of expenses incurred for corporate initiatives;
..	Employee hiring, utilization, and turnover rates;
..	The seasonality of spending in the federal government and for commercial clients;
..	Delays in project contracted engagements;
..	Unanticipated contract changes impacting profitability;
..	Reductions in prices by our competitors;
..	The ability to obtain follow-on project work;
..	Failure to properly manage projects resulting in additional costs;
..	The cost of compliance for the Company's laboratories;
..	The impact of a negative government audit or investigation
      potentially impacting our costs, reputation and ability to work with the federal government;
..	Loss of key personnel;
..	The ability to compete in a highly competitive environment;
..     Federal funding delays due to war in Iraq, and funding of Iraq support; and
..     Changes in political parties and the impact to funding of different priorities.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, in our form 10-K for fiscal year ended June 30, 2006 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Third Quarter Comparison of Fiscal Year 2007 and 2006
-----------------------------------------------------

      Gross revenue for the third quarter of fiscal year 2007 was $28,313,000, an increase of $15,339,000 (118%) over that reported in the third quarter of fiscal year 2006. Gross revenue in the Infrastructure and Management Services business segment in the third quarter of fiscal year 2007 were $26,516,000, an increase of $15,350,000 (137%) over that reported in the third quarter of fiscal year 2006. Approximately 58% of the increase is attributable to efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. The remaining balance of the increase is attributable to increased construction CONUS projects and municipal aquatic facilities of approximately 23% and 19%, respectively. The National Security business segment gross revenues were approximately $1,797,000, 1% less than that reported in the prior fiscal year.

      Purchased services and materials increased by $12,826,000 (276%) in the third quarter of fiscal year 2007 compared to that reported in the third quarter of fiscal year 2006. The increase was the result of the increased gross revenues as mentioned above in the Infrastructure and Management Services segment.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,076,000 (16%) in the third quarter of fiscal year 2007 compared to that reported in the third quarter of fiscal year 2006. The increase is due to increased marketing and sales costs in the Infrastructure and Management Services segment in support of the segment's business growth and further expansion of the business operations.

	Gross profit for the third quarter of fiscal year 2007 was $2,860,000, a $1,437,000 (101%) increase over that reported in the third quarter of fiscal year 2006. The increase is attributable to the increased gross revenues, reduced facility costs and improved profit margins in project performance during the quarter.

	Selling, general and administrative expenses increased by $297,000 during the third quarter of fiscal year 2007 compared to that reported in the third quarter of fiscal year 2006. The increase is primarily due to the Company's reinstitution of its corporate proposal development capacity in the first quarter of fiscal year 2007 to address the Company's recent business growth and generate business opportunities required to continue the Company's growth.

	Operating income for the third quarter of fiscal year 2007 was $1,126,000, a $1,140,000 increase over the $14,000 operating loss in the prior fiscal year. The increase is primarily due to the increased gross revenues, reduced labor and facility costs, and improved operating business margins during the third quarter of fiscal year of

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2007. Operating income for the Infrastructure and Management Services business segment was $2,723,000, a 163% increase over that reported in the third quarter of fiscal year 2006. The increase is due to the higher gross revenues mentioned above and reduced fixed facility costs. Operating income for the National Security business segment was $137,000, a 65% reduction from the prior fiscal year. The reduction is due to the poor financial performance of business segments in the chemical surety laboratory.

      Interest expense for the third quarter of fiscal year 2007 was $29,000, an increase of $10,000 over that reported in the prior fiscal year. The increase is due to interest costs associated with some limited use of the Company's line of credit early in the third quarter of fiscal year 2007 and expense associated with capital leases and the financing of insurance programs for the Company.

	In the third quarter of fiscal year 2007, management re-evaluated the need for the valuation allowance. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset. As such, the Company recognized a tax benefit of approximately $2.0 million for the quarter ended March 30, 2007 as a result of releasing the valuation allowance.

	Versar's net income for the third quarter of fiscal year 2007 was $3,097,000 compared to $912,000 in the third quarter of fiscal year 2006.

Nine Months Comparison of Fiscal Years 2007 and 2006
----------------------------------------------------

      Gross revenue for the nine months ended March 30, 2007 was $72,536,000, an increase of $29,489,000 (69%) over that reported in the prior fiscal period. Gross revenue for the first nine months of fiscal year 2007 for the Infrastructure and Management Services business segment was $67,220,000, and increase of $29,405,000 (78%) over that reported in the first nine months of fiscal year 2006. Approximately, 65% of the increase was attributable to efforts to support both the Air Force and Army in Iraq. The balance is primarily due to increased construction CONUS work and municipal aquatic facilities work. Gross revenues from the National Security segment were $5,316,000, a 2% increase over the prior fiscal year.

	Purchased services and materials increased by $26,478,000 (154%) in the nine months ended March 30, 2007 compared to that reported in the first nine months of fiscal year 2006. The increase was the result of the increased gross revenue as mentioned above in the Infrastructure and Management Services segment.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $623,000 (3%) in the nine months ended March 30, 2007 compared to that reported in the prior fiscal period. The increase is due to increased costs in the Infrastructure and Management Services segment in support of the segment's business growth and further expansion of the business operations, which was in part offset by reduced facility costs.

      Gross profit for the nine months ended March 30, 2007 was $7,476,000, a $2,388,000 (47%) increase over that reported in the prior fiscal period. The increase is attributable to the increased gross revenue, reduced facility costs and improved profit margins in project performance during this period.

	Selling, general and administrative expenses increased by $653,000 during the first nine months of fiscal year 2007 compared to that reported in the first nine months of fiscal year 2006. The increase is primarily due to the Company's reinstitution of its corporate proposal development capacity in the first quarter of fiscal year 2007 to address the Company's business growth and generate business opportunities required to continue the Company's growth.

	Operating income for the nine months ended March 30, 2007 was $2,554,000, a $1,735,000 increase over that reported in the prior fiscal period. The increase is primarily due to the increased gross revenues, reduced facility costs and improved operating margins. Operating income for the Infrastructure and Management Services

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

business segment was $7,420,000, an increase of 79% over the prior fiscal year. The increase is due to the increased gross revenues mentioned above and reduced facility costs from the prior fiscal year. Operating income for the National Security business segment for the first nine months of fiscal year 2007 was $56,000, a decrease of $884,000. The decrease was due to the poor performance in this segment's chemical laboratory during the first nine months of fiscal year 2007.

      Net interest expense for the first nine months of fiscal year 2007 was $53,000, an increase of $40,000 over that reported in the prior fiscal period. The increase is primarily due to the fact that the Company reported interest income of $25,000 in the second quarter of fiscal year 2006 associated with the settlement of a lawsuit. The Company has had very limited use of its line of credit during the first nine months of fiscal year 2007. The interest expense is primarily associated with capital leases and the financing of insurance policies.

	In the nine months ended March 30, 2007, the Company recorded a $205,000 loss associated with increased pension obligations for the disposal of a former discontinued business of the Company in order to complete the satisfaction of the Company's pension obligations.

	Versar's net income for the nine months ended March 30, 2007 was $4,452,000 compared to $1,546,000 in the first nine months of fiscal year 2006.

Liquidity and Capital Resources
-------------------------------

      The Company's working capital as of March 30, 2007 approximated $13,751,000, an increase of $4,632,000 (51%) from June 30, 2006. In addition, at March 30, 2007, the Compan's current ratio was 1.98, which was slightly less than at June 30, 2006. The reduction was primarily due to the increased business growth of the Company resulting in increased accounts receivable, offset by increased accounts payable, current liabilities and accruals, causing a slight decrease in the first nine months of fiscal year 2007.

      The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $5.0 million based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest (8.25% as of March 30, 2007). During October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier. The letter of credit reduces the Company's borrowing base on the line of credit. As of March 30, 2007, there were no borrowings under the line of credit. The line of credit capacity at March 30, 2007 was $5.0 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2007. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8.5 million;
a maximum total liabilities to tangible net worth ratio not to exceed
2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At
March 30, 2007, the Company was in compliance with the financial covenants.

      The Company believes that the current cash position along with anticipated cash flows will be sufficient to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2007 are approximately $125,000 primarily to maintain our existing information technology systems. Such capital requirements will be funded through existing working capital.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations
-----------------------

      At June 30, 2006, the Company had unfunded contractual payment obligations of approximately $2,492,000 due within the next twelve months. Estimated interest payments related to the short term notes payable was $2,000 based on the financing agreement. Estimated interest payments for the long term capital lease were calculated using the Company's incremental borrowing rate. The table below specifies the total contractual payment obligations as of June 30, 2006.

Contractual           Total    Less than     1-3       4-5       After 5
Obligations           Cost       1 Year     Years     Years       Years
------------------  ---------  ---------  ---------  ---------  ---------
(In thousands)

Operating lease
  obligations       $ 14,323   $  2,221   $  3,833   $  3,016   $  5,253
Capital lease
  obligations            961         48        104        115        694
Notes payable            223        223        ---        ---        ---
Estimated interest
  obligations            304         31         58         56        159
                    ---------  ---------  ---------  ---------  ---------
Total contractual
  cash obligations  % 15,811   $  2,523   $  3,995   $  3,187   $  6,106
                    =========  =========  =========  =========  =========

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

      Allowance for doubtful accounts: Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. The Company currently has approximately $254,000 reserved as of March 30, 2007. Management reviews outstanding receivables on a regular basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables.

      Deferred tax valuation allowance:  At March 30, 2007, the
Company had approximately $3.8 million in deferred tax assets which primarily relate to net operating loss and tax credit carry forwards.
A valuation allowance was recorded against a substantial portion of such assets given management's lack of ability to conclude more likely than not that the Company would derive benefit from the entire deferred tax asset. In the third quarter of fiscal year 2007, management re-evaluated the need for the valuation allowance. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset. As such, the Company recognized a tax benefit of approximately $2.0 million for the quarter ended March 30, 2007 as a result of releasing the valuation allowance.

      Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually.
The carrying value of goodwill of approximately $776,000 relating to the acquisition of VGSI, is part of the Infrastructure and Management
Services (IMS) reporting segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the IMS reporting segment.
Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the IMS reporting segment was $25 million which exceeds the carrying value of its net assets by a substantial margin. Should the IMS reporting segment financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or compliance with financial debt covenants.

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

      The parties have settled their various claims against each other and have executed a settlement agreement. The settlement did not have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Date:  May 11, 2007