Form 10-K
period 2007-06-29
VERSAR INC
filed 2007-09-27
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2007	Commission File No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	54-0852979 (I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia (Address of principal executive offices)	22151 (Zip code)
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006 was approximately $25,410,420.
The number of shares of Common Stock outstanding as of September 4, 2007 was 8,784,823.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Forward-Looking Statements
     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Business Overview
     Versar, Inc. a Delaware corporation organized in 1969, (the “Company” or “Versar”) is a professional services firm that provides the government and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, defense and homeland security needs. Versar operates in four primary business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security.
     In fiscal year 2007, Versar completed over $40 million of work internationally for both the U.S. Air Force and U.S. Army providing Title II engineering services and personal services in Iraq and Afghanistan. Our Title II work consists of providing quality assurance and quality control to ensure construction projects for the Air Force are being constructed in accordance with building codes and requirements. This work has solidified the Company’s baseline business internationally. In order to maintain and expand this business base, the Company is pursing similar business opportunities in the Middle East, the Pacific Rim as well as BRAC (Base Realignment and Closure) activities both in the United States and around the world.
     In fiscal year 2007, the Company continued its initiative to further increase the Company’s project management capabilities as well as address the Federal regulatory requirements for earned value management (EVM) as a federal government contractor. EVM is a program management technique that integrates technical performance requirements, resource planning, with scheduling while taking risk into consideration. EVM allows for better and more effective management decision making to address adverse impacts to project work. Currently, approximately 7% of the Company’s workforce is certified as a PMP (Project Management Professional) through the Project Management Institute with several other individuals currently in the process to be certified. The Company clearly sees the benefit of investing in this program because it is the backbone of the Company’s business of managing projects. In addition, the Company established a PMO (Project Management Office) late in fiscal year 2007 to provide an established structure and resource to assist the Company’s PMPs.
     Program Management Business Segment: Versar supports our customers by providing the full range of science, professional, engineering and program management services. The Program Management business segment is now the largest component of Versar’s business base. During fiscal year 2007, the Program Management business segment expanded further because of the increase of work in Iraq as well as additional infrastructure work in the United States.

     Versar manages several large programs as a part of our work with the Air Force and the Army. These programs include our Air Force Title II work to support the rebuilding efforts in Iraq, our personal services support contract with the U.S. Corps of Engineers to manage personnel who provide quality control on Army projects in Iraq, and renovation construction work in the United States.
     Versar’s support for the Air Force Title II effort continued to grow in fiscal year 2007 resulting in approximately $25 million of revenues during the fiscal year. This is a direct result of the Air Force’s commitment to a quality construction product that can be held to international construction standards. We anticipate that our services will be required through fiscal year 2008 in support of the International Coalition’s efforts, yet may be impacted by political pressure in future years.
     In April 2006, Versar was awarded a contract to provide personal services support to the U.S. Army Corps of Engineers (USACE). During fiscal year 2007, the base contract grew to approximately $15 million to serve the Army’s growing needs. In April 2007, the first option year on the contract was renewed for approximately $20 million. There is one additional option year remaining on the contract. Versar anticipates that the third year of this contract will be exercised, but does not know the funding level due to the political uncertainties and circumstances beyond the Company’s control.
     Renovation work in the United States comprised approximately $16 million of Versar’s revenues in fiscal year 2007. Such services were primarily provided for the Department of Defense School system to renovate several school facilities by updating their roofing, mechanical and electrical systems to current standards. This work is cyclical in nature depending on federal funding, which can be delayed or cancelled depending on budgets and federal financial requirements. With the Company’s recent $200 million contract award through a joint venture for infrastructure support at Ft. Lee, we anticipate that this will provide a strong baseline of business for the future. The Company will continue to pursue other business opportunities to further expand and develop this work.
     Compliance and Environmental Programs Business Segment: Versar provides support for regulatory compliance programs involving air, water, chemical and transportation industries. The Company supports the EPA providing technical risk assessments for pollution prevention. Furthermore, the Company provides support to the U.S. Army Corps of Engineers and several municipal entities to help with environmental compliance, biological assessments, and resource management.
     For more than 30 years, Versar has supported the states of Virginia, Maryland, and Delaware as well as the EPA, National Oceanic and Atmospheric Administration (NOAA), the USACE in the assessment of the ecological health of the Chesapeake Bay. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar continues to help evaluate the marine life and how they are impacted by the USACE dredging programs. We also help several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs.
     Federal environmental restoration program revenue was on the decline in fiscal year 2007 as money is being reprogrammed to the Iraq war effort. The Air Force continues to be our largest remediation customer, and through our existing Air Force Center for Environmental Excellence (AFCEE) contracts we continue to bid on a significant amount of task orders. In fiscal year 2007, Versar continued to perform restoration support services at Vandenberg AFB, Beale AFB, Buckley AFB, and Pueblo, CO. We continue to provide field personnel at Nellis AFB under a 15-year subcontract to CSC Corporation to perform UXO services to clean up the Nellis range. In addition, we provide remediation services to several municipal clients in California and in the Midwest to help restore properties and make them commercially viable once environmental problems have been resolved.
     Professional Services Business Segment: Versar provides on-site environmental management and professional services to over 16 DoD installations and industrial facilities. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core military mission. Versar has grown to over 80 professional and administrative on-site support staff and is focused on obtaining larger contract opportunities to further expand our client base. These services provide a cost-effective solution to our clients to meet and exceed their requirements.

     National Security Business Segment consists primarily of the operations of GEOMET Technologies, LLC (“GEOMET”). The National Security business segment operates in several defense markets:
     Personal Protection Equipment: GEOMET is a leader in developing, testing, and manufacturing personal protection equipment (PPE). In fiscal year 2004, GEOMET announced its Disposable Toxicological Agent Protective System (DTAPS®) Level B coverall chemical/biological protective suits, which are the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, will help fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals, chemical terrorism agents, or biological terrorism agents. The DTAPS® Level B coverall ensemble is a fully integrated and chemical warfare agent tested protective system including a coverall suit, a reusable chemical splash hood, boots, and breathing system.
     The Company continues to be successful with submittals to the Technical Support Working Group (TSWG). TSWG is the U.S. government national forum that identifies, prioritizes, and coordinates interagency and international research and development (R&D) requirements for combating terrorism. TSWG has awarded the Company an R&D task, for example, to develop a heat stress calculation system for personal protection system use which accurately predicts how long an individual can operate in PPE under specific conditions. The system operates on a personal data assistant platform and allows the user to rapidly assess and calculate the heat stress on an individual outfitted with PPE, and how long they can operate safely. Work continued in fiscal year 2007 towards deployment of an operational system for TSWG under this project.
     Chemical Testing Laboratory: Versar owns and operates a Department of Commerce (DOC) certified chemical laboratory. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples of air, soil, and water, and sludge for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
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
Markets
     Versar’s services continue to evolve in response to clients’ changing needs and our market opportunities are being driven by the availability of technology aimed at enhancing operating performance and profitability. The Company continues to focus on larger programs for government customers, developing long-term level of effort contracts to stabilize the Company’s business base, and on the challenging homeland security market.
     The Company believes that terrorism and defense issues are the biggest near-term threats facing the economy, well ahead of government spending and the deficit. Management believes that each business segment has expertise to address the needs raised by these national security issues. The Company believes that Versar is well positioned in the defense and national security sectors in the coming years.
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
     Initially, we thought that Base Realignment and Closure (BRAC) funding would occur late in fiscal year 2006. However, due to funding constraints from the war in Iraq, we now believe that the BRAC funding to revitalize military bases infrastructure and clean-up work will start in fiscal year 2008.
Competition
     Versar continues to face substantial competition in each market in which it operates and expects this to continue as it diversifies its business. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies with which we compete is an advantage. We are better able to compete with these smaller companies for certain contracts available only to companies qualifying as a “small business” under federal regulations because we have greater resources than they do while we are sufficiently small enough to continue meeting the “small business” criteria. Generally, a company with more than 500 employees will not qualify as a “small business” so our larger competitors are unable to compete with us on these contracts. In addition, there has been major consolidation in the environmental services market, with two brackets of firms emerging — the large, diversified firms with a wide range of capabilities, and the smaller, niche firms with limited capability in specific horizontal or vertical markets.
     Our market areas of Program Management, Compliance and Environmental Programs, Professional Services, and National Security reflect a mix of business that we believe will be stable and allow for growth, while retaining our core capability. The synthesis of our core capabilities, however, is an important selling feature as customers look for one source to meet their needs. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package, and we are actively pursuing customers that require these combined services.
     Our pricing structure has been adjusted to ensure that we remain competitive, particularly for outsourcing, where procurement decisions are very price sensitive. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our specialized expertise. We are targeting and identifying specific programs that match our capability.
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
Backlog
     For Versar, firm backlog is identified as “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure. Based on past experience, the Company believes that at least 90% of funded backlog will be performed in the succeeding twelve month period.

     The Company also reports “total contract” backlog which includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. Versar has a number of large, multi-year (including option periods), multi-million dollar contracts with the federal and state governments. In many cases these contracts are identified as “Indefinite Delivery/Indefinite Quantity” multi-year contracts. These are unfunded contract “vehicles” through which the particular government client issues funded work to Versar by written task work orders. When these task or work orders are issued, the Company then counts the portion covered by the task or work orders as funded backlog.
     The amount of expected backlog included in the total contract backlog is not exact or guaranteed; however, it represents what Versar reasonably believes, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in Versar’s possession at the time the estimate is made. If Vesrar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that Versar will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that Versar may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Nevertheless, the Company believes the number characterized as total contract backlog is important information for investors, reflecting on the potential future performance of the Company.
     While total contract backlog is comprised of total funded backlog and management’s estimate of additional amounts to be received under existing contracts, total contract backlog does not represent the full amount of the Company’s contract capacity. Each of the contracts with “unutilized contract capacity” is reviewed individually and, based upon the various subjective factors described above, an estimate is made of the amount of this unutilized capacity Versar expects will become funded backlog in five to seven years. There is no specific formula for these estimates. If sufficient information is not available upon which to base an estimate, or the Company does not have prior experience with the particular client, management may not include any unfunded portion of a contract in total contract backlog until such time as a reasonable estimate of expected future funded orders can be made.
     Other companies with similar types of contracts to Versar may not calculate backlog in the same manner as Versar, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by Versar regarding funded backlog and total contract backlog may not be comparable to similar presentations by others.
     As of June 29, 2007, funded backlog for Versar was approximately $57 million, an increase of 19% compared to approximately $48 million as of June 30, 2006. This amount does not include a contract award of $24.9 million from the U.S. Air Force in early July 2007.
     As of June 29, 2007, total contract backlog for Versar, including unfunded expected government task orders, was approximately $503 million, as compared to approximately $456 million as of June 30, 2006, an increase of 10%. The increase is due to the award of two USAEC BRAC contracts, Navy Seaport, and EPA follow-on contracts.
Employees
     At June 29, 2007, Versar had approximately 364 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Seventy-nine percent of the Company’s professional employees have a bachelor’s degree, twenty-three percent have a master’s degree, and three percent have a doctorate degree.

Item 1A. Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
     Contracts with agencies of the United States government and various state and local governments represented approximately 97% of our revenue in fiscal year 2007, with only 3% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:
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
     Following the award of a federal government contract, payment for the work is dependent on congressional appropriations of the funds necessary to complete the task. The Federal government contracting laws also provide that the United States government is to do business only with responsible contractors. Accordingly, Federal agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.
     A reduction or shift in spending priorities by Federal government agencies could limit or eliminate the continued funding or our existing government contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.
Our government contracts are subject to audit and potential reduction of costs and fees.
     Contracts with the Federal government and many other state and local governmental agencies are subject to audit by governmental agencies, which could result in the disallowance of certain fees and costs. These audits can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.
As a government contractor, we are subject to a number of procurement laws and regulations; a violation of any such law or regulation could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations affect how we transact business with our government clients and, in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm.

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
Robust enforcement of regulations is important to our financial success.
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
     Our funded backlog was approximately $57 million as of June 29, 2007. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
     Our total contract backlog was $503 million as of June 29, 2007. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders.
     As a result, there can be no assurance that we will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that we may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. The failure to realize all amounts in backlog could adversely affect our revenues and margins.

Due to these uncertainties, our funded backlog and our total contract backlog as of any particular date may not be an accurate indicator or our future earnings.
We could face potential liability for failure to properly design remediation.
     A part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if someone claims that we did, we could face expensive litigation and settlement costs. If we failed to successfully defend against such a lawsuit, it could materially affect our business.
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

     Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:
•	the seasonality of the spending cycle of our public sector clients, notably the Federal government and the spending patterns of our private sector clients;

•	employee hiring and utilization rates;

•	the number and significance of client engagements commenced and completed during the period;

•	delays incurred in connection with an engagement because of weather or other factors;

•	the ability of clients to terminate engagements without penalties;

•	the creditworthiness and solvency of clients;

•	the size and scope of engagements;

•	the ability to perform contracts within budget or contractual limitations;

•	the timing of expenses incurred for corporate initiatives;

•	threatened or pending litigation matters;

•	reductions in the prices of services offered by our competitors;

•	winning re-bids of our existing large government contracts; and

•	general economic and political conditions.
     Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.
We are highly dependent on key personnel.
     Our business is managed by a small number of key management and operating and professional personnel, the loss of certain of whom could have a material adverse effect on the Company. The market for these professionals is competitive and we believe that our ability to manage planned growth successfully will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.
Item 1B. None
None.
Item 2. Properties
     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 47,742 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.
     As of September 10, 2007, the Company had under lease an aggregate of approximately 140,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Richmond and Norfolk, VA; Tempe, AZ; Fair Oaks, CA; Westminster, CO; Lombard, IL; Baltimore, Columbia, Gaithersburg and Germantown, MD; Oklahoma City, OK; San Antonio, TX; and Makati City, the Republic of Philippines. The lease terms primarily range from two to six years with the exception of the Springfield and Lynchburg offices. Lease terms for these two offices expire in 2015 and 2020, respectively.
     The Company’s National Security business segment office space is located in Germantown and Gaithersburg, MD with the remainder of the office space being used by the other business segments.
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

     On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball, Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. On April 20, 2001, the Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Bernstein, Trustees v. Versar, Inc., Case No. IP01-0531 C H/G.
     The parties have agreed to settle their various claims against each other and have executed a settlement agreement. The settlement did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2007.
EXECUTIVE OFFICERS
     The current executive officers of Versar, and their ages as of September 20, 2007, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Theodore M. Prociv	59	President and Chief Executive Officer

Lawrence W. Sinnott	45	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

Jeffrey A. Wagonhurst	59	Senior Vice President, Program Management Business Segment

Jerome B. Strauss	58	Senior Vice President, Corporate Development

Paul W. Kendall	54	Senior Vice President, National Security Business Segment

James C. Dobbs	62	Senior Vice President, General Counsel and Secretary

Gina Foringer	38	Senior Vice President, Professional Services Business Segment

Michael Abram	51	Senior Vice President, Compliance and Environmental Programs Business Segment
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
     Jeffrey A. Wagonhurst, MBC, MBA, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead the business unit that is now our Program Management business segment. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He commanded a Combat Engineer Brigade and Battalion during this period. He also served as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.
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
     Paul W. Kendall, B.S., J.D., joined Versar in 1994 as Manager of Business Development, was elected Vice President in 2000, served as Vice President of Corporate Development from January to October 2003, and since November 2003 as Senior Vice President, National Security business segment and President of GEOMET Technologies LLC.
     James C. Dobbs, J.D., L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. In October 1999, he was elected Senior Vice President. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.
     Gina Foringer, MBA, PMP joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 2003, she was elected Vice President of the Professional Services business segment. In April 2006, Ms. Foringer was elected Senior Vice President of the business unit that is now our Professional Services business segment. Prior to joining Versar, she was an US Army Transportation Officer, worked for the Norfolk District, US Army Corps of Engineers as an on-site contractor.
     Michael Abram, B.S., joined Versar in 2001 as Director of Acquisition Strategy. In 2002 he was appointed Vice President of the former Architect and Engineering Operations and in 2004 elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram was the Vice President of Versar supporting the former Infrastructure and Management Services segment which is now part of the Compliance and Environmental Programs business segment. He was elected Senior Vice President in September 2007. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 29, 2007, the Company had 1,130 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2007 and 2006 are presented below.

Fiscal Year 2007	High	Low

4th Quarter	$9.15	$4.75
3rd Quarter	5.40	3.98
2nd Quarter	4.48	3.46
1st Quarter	4.45	3.56

Fiscal Year 2006	High	Low

4th Quarter	$5.10	$3.71
3rd Quarter	4.15	3.25
2nd Quarter	4.23	3.20
1st Quarter	5.50	3.15
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
     The Company has established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers to serve Versar, Inc. and its affiliates. Currently, there are four stock option plans which were previously approved by the security holders: the 2005 and 2002 Stock Incentive Plans, the 1996 Stock Option Plan, and the 1992 Stock Option Plan.
Equity Compensation Plan Information
(In thousands, except share price)

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	838	$3.25	812

Item 6. Selected Financial Data (unaudited)
     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended
	June 29,	June 30,	July 1,	June 30,	June 30,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$102,726	$60,888	$67,678	$60,067	$56,646
Gross Profit	10,822	6,354	7,759	7,377	7,181
Operating Income	4,153	681	1,419	1,913	612
Income (Loss) from Continuing Operations	5,282	1,637	1,361	1,827	(658)
Loss from Discontinued Operations	—	(290)	(1,159)	(636)	(350)
Net Income (Loss)	5,282	1,347	202	1,191	(1,008)
Income (Loss) per share from Continuing Operations — Diluted	$.62	$.20	$.16	$.24	$(.09)
Loss per share from Discontinued Operations — Diluted	$—	$(.04)	$(.14)	$(.09)	$(.05)
Net Income (Loss) per share — Diluted	$.62	$.16	$.02	$.16	$(.14)
Weighted Average Shares Outstanding — Diluted	8,466	8,347	8,263	7,675	7,231

Consolidated Balance Sheet related data:

Working Capital	$16,176	$9,119	$7,887	$7,494	$4,940
Current Ratio	2.01	1.99	1.86	1.87	1.47
Total Assets	36,817	22,802	20,912	20,085	19,336

Current Portion of Long-Term Debt	—	—	—	—	—
Long-Term Debt	—	—	—	—	—

Total Debt, excluding bank line of credit	—	—	—	—	—

Stockholders’ Equity	$19,422	$12,572	$10,552	$10,065	$7,396

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Trends
     Operating results for the Company have been relatively flat through fiscal year 2006. Prior to fiscal year 2007, the Company’s gross revenues and gross profits were relatively stagnant. In fiscal year 2006, the Company was further impacted by decrease in federal funding. During this period the Company took a number of steps to eliminate non-performing operations as well as significantly reduce fixed facility costs.
     In fiscal year 2005, the Company discontinued the operations of its biological laboratory primarily due to poor operating performance, market saturation and an uncertain business outlook. Such results were presented as discontinued operations for financial statement purposes and the assets and liabilities were segregated for financial reporting purposes.
     In fiscal year 2006, the Company’s gross revenues declined primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq work under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and increased the Company’s funded backlog by 55% to $48 million. By the end of fiscal year 2007, as a result of continued efforts to grow the business and with new contracts, funded backlog had increased by an additional 19% to $57 million.
     For example, with the contract award by the U.S. Army in late fiscal year 2006, the Company added an additional $15 million in business volume in fiscal year 2007 along with increased Title II support for the Air Force and increased revenues in the municipal recreational work in the western portion of the United States.
     Approximately 40% of the Company’s business volume related to the war in Iraq in fiscal year 2007. However, the Company is taking steps to further diversify the business if those efforts in Iraq are reduced or are eliminated. The Company’s primary focus is on BRAC efforts and requirements which have been delayed as a result of the war in Iraq.
     The Company re-evaluated its segment reporting in fiscal year 2007 due to the business growth and changes in the business mix during the year. The Company’s business is now operated through four segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security.
     These segments were segregated based on the nature of the work, business processes, customer base and the business environment each of the segments operates in. Information in previous periods has been allocated among these segments as discussed below for comparative purposes.
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on project work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to war in Iraq.
Results of Operations
     Management re-evaluated its segment reporting in fiscal year 2007 due to significant growth in business and changes in the internal reporting of business segment financial information during the year. The Company’s business is now operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The Chief Operating Decision Maker (CODM) reviews financial performance based upon the operating segments.
     These segments were segregated based on the nature of the work, business processes, customer base and the business environment each of the segments operates in. Segment information in previous periods has been revised to conform to the current structure.
     Versar’s gross revenue for fiscal year 2007 totaled $102,726,000, a $41,838,000 (69%) increase compared to gross revenue of $60,888,000 for fiscal year 2006. Gross revenue for fiscal year 2006 decreased by $6,790,000 (10%) over that reported in fiscal year 2005. The following table presents gross revenue by segment:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)
GROSS REVENUE
Program Management	$58,765	$19,507	$19,610
Compliance and Environmental Programs	29,839	26,958	33,873
Professional Services	7,318	7,010	6,569
National Security	6,804	7,413	7,626

	$102,726	$60,888	$67,678

     Gross revenue in the Program Management business segment for fiscal year 2007 was $58,765,000, an increase of $39,258,000 (201%) over fiscal year 2006. Gross revenue in the Program Management business segment for fiscal year 2006 was slightly less than fiscal year 2005. Seventy-five percent of the increase in fiscal year 2007 is due to additional revenue from the Company’s efforts to support the rebuilding of Iraq. The remaining balance was to support ongoing renovation and construction work in the United States. The Compliance and Environmental Programs business segment gross revenue for fiscal year 2007 was $29,839,000, an increase of $2,881,000 (11%) over that reported in fiscal year 2006. Gross revenue in the Compliance and Environmental Programs business segment in fiscal year 2006 was $26,958,000, a decrease of $6,915,000 (20%) over that reported in fiscal year 2005. The increase in fiscal year 2007 was primarily due to the increase in municipal facility work during the fiscal year. The decrease in fiscal year 2006 was due to reductions in federal funding as a result of the Iraq war. The Professional Services business segment gross revenue was $7,318,000, a 4% increase over fiscal year 2006. Gross revenue for the Professional Services business segment for fiscal year 2006 was $7,010,000, a 7% increase over that reported in fiscal year 2005. The Professional Services business segment continued with modest growth in fiscal years 2007 and 2006 despite federal government funding constraints as a result of the war in Iraq. National Security business segment gross revenue was approximately $6,804,000, 8% less than that reported in fiscal year 2006. Gross revenue for the National Security business segment was $7,413,000, a $213,000(3%) decrease over that reported in fiscal year 2005. The decreases are due to lower gross revenue in the chemical laboratory operation in the National Security business segment.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Purchased services and materials increased by $36,152,000 (136%) in fiscal year 2007 over that reported in fiscal year 2006. The increase was the result of the increased gross revenue as mentioned above in the Program and Management business segment. In fiscal year 2006, purchased services decreased by $5,442,000 (17%) over that reported in fiscal year 2005. The decrease was due to delays in subcontracted work as a result of delays in construction project awards as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,218,000 (4%) in fiscal year 2007 compared to that reported in fiscal year 2006. Direct costs of services of overhead remained at the same level in fiscal year 2006 compared to fiscal year 2005. The increase in fiscal year 2007 was attributable to the increase in overall business volume of the Company. Direct costs of services and overhead in fiscal year 2006 were essentially level with that in fiscal year 2005, as the Company chose to hold business capacity in anticipation of the release of contract work, which occurred late in fiscal year 2006.
     Gross profit for fiscal year 2007 was $10,822,000, an increase of $4,468,000 (70%) over that reported in fiscal year 2006. Gross profit in fiscal year 2006 decreased by $1,405,000 (18%) from that reported in fiscal year 2005.
     Selling, general and administrative expenses were $6,669,000, an increase of $996,000 (18%) during fiscal year 2007 over that reported to fiscal year 2006. Selling, general and administrative expenses in fiscal year 2006 decreased by $450,000 (7%) from that reported in fiscal year 2005. The increase in fiscal year 2007 was the result of the Company’s reinstitution of its corporate proposal development capacity to address the Company’s business growth and generate business opportunities required to continue the Company’s growth in future years. The decrease in fiscal year 2006 was due to the Company’s efforts to balance the reduction in business volume with its cost structure.
     In fiscal year 2005, the Company recorded a restructuring charge of $217,000 for terminating a long term lease in Versar’s northeast regional office. Such costs were recorded due to a business downturn in that office, as a result of BRAC closures. This lease was terminated in the fourth quarter of fiscal year 2006.
     Operating income for fiscal year 2007 was $4,153,000, an increase of $3,472,000 (510%) increase over that reported in fiscal year 2006. Operating income for fiscal year 2006 decreased by $738,000 from that reported in fiscal year 2005. The Company had reclassified certain interest income from direct costs of services and overhead to interest income for fiscal years 2006 and 2005. The amounts reclassified were $35,000 and $8,000 for fiscal years 2006 and 2005, respectively. There was no impact to the consolidated financial results of the Company. The following table presents operating income by segment:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)
OPERATING INCOME
Program Management	$7,037	$815	$2,243
Compliance and Environmental Programs	2,313	2,985	3,051
Professional Services	1,257	1,379	1,353
National Security	215	1,175	1,112

	$10,822	$6,354	$7,759

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Operating income for the Program Management business segment was $7,037,000 for fiscal year 2007, an increase of $6,222,000 (763%) over fiscal year 2006. In fiscal year 2006, operating income decreased by $1,428,000 (64%) from fiscal year 2005. The increase in operating income in fiscal year 2007 was due to the increase in international Iraq work as well as in the United States based renovation construction work. Operating income decreased in fiscal year 2006 primarily due to government project funding delays. Operating income in the Compliance and Environmental Programs business segment was $2,313,000 for fiscal year 2007, a decrease of $672,000 (23%), primarily as a result of the loss of an EPA contract early in fiscal year 2007. Operating income in the Compliance and Environmental Programs business segment for fiscal year 2006 was $2,985,000, a decrease of $66,000 (2%) from that reported in fiscal year 2005. The Professional Services business segment operating income in fiscal year 2007 was $1,257,000, a decrease of $122,000 (9%) from that reported in fiscal year 2006. Operating income in fiscal year 2006 for the Professional Services business segment was $1,379,000, a $26,000 (2%) increase over that reported in fiscal year 2005. The decrease in fiscal year 2007 was the result of increased marketing costs. The increase in fiscal year 2006 was due to the increased gross revenue in fiscal year 2006. Operating income in fiscal year 2007 for the National Security business segment decreased by $960,000 (82%) primarily due to the decreased chemical laboratory work. Operating income for the National Security business segment in fiscal year 2006 increased by $63,000 (6%) primarily due to increased gross revenue and gross profit for sales of personal protective equipment over that reported in fiscal year 2005. (See Note B — Business Segments).
     Interest income (net) during fiscal year 2007 was $24,000, an increase of $13,000 from fiscal year 2006. The increase in interest income was attributable to higher operating cash invested in overnight short-term investments. Interest income for fiscal year 2006 was $11,000 compared to interest expense of $58,000 in fiscal year 2005. In fiscal year 2006, the Company recorded one time interest income transaction of approximately $25,000 as a result of a lawsuit settlement.
     In fiscal year 2007, the Company released approximately $2.95 million of tax valuation allowance. This resulted in a net tax benefit of $1,105,000 in fiscal year 2007 and was done primarily as a result of the improved financial performance as well as the likelihood that the Company will have the ability to generate sufficient taxable income to derive the tax benefit from the Company’s net deferred tax asset. While the Company may not pay taxes in the next two years, future earnings will be tax affected on the Company’s Consolidated Statement of Income until the tax asset is exhausted.
     Income from continuing operations for fiscal year 2007 was $5,282,000, an increase of $3,645,000 (223%). The increase is primarily attributable to the improved operating income and the release of the deferred tax valuation allowance during fiscal year 2007. Income from continuing operations in fiscal year 2006 increased primarily due to tax benefits as a result of the reduction of operating costs and increased gross revenue as mentioned above.
     Loss from discontinued operations in fiscal year 2006 was $290,000, compared to a loss of $1,159,000 in fiscal year 2005. The losses recorded in fiscal year 2006 resulted from additional benefit obligations associated with the dissolution of the pension plan from its former subsidiary, SMC. The loss recorded in fiscal year 2005 were the result of the Company’s discontinuance of its biological laboratory operations due to the lack of business volume, market concentrations, and poor operating performance and the SMC pension plan dissolution.
     In summary, Versar’s net income for fiscal year 2007 was $5,282,000 compared to $1,347,000 in fiscal year 2006 and $202,000 in fiscal year 2005.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
REVENUE CLIENT BASE
     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	June 29, 2007		June 30, 2006		July 1, 2005
	(In thousands, except for percentages
Government
EPA	$2,753	3%	$3,909	6%	$3,972	6%
State & Local	13,936	14%	7,880	13%	8,620	13%
Department of Defense	65,997	64%	32,012	53%	31,182	46%
Other	16,512	16%	11,933	20%	14,786	22%
Commercial	3,528	3%	5,154	8%	9,118	13%

Gross Revenue	$102,726	100%	$60,888	100%	$67,678	100%

Liquidity and Capital Resources
     The Company’s working capital as of June 29, 2007 was approximately $16,176,000, an increase of 77% over that reported in fiscal year 2006. In addition, the Company’s current ratio at June 29, 2007 was 2.01, compared to 1.99 reported on June 30, 2006. With the increase in business volume in fiscal year 2007, the Company has been able to balance its financial ratios and further increase its ability to fund working capital requirements by over $7 million compared to fiscal year 2006.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5.0 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest (8.25% as of June 29, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s borrowing availability on the line of credit. The line of credit capacity at of June 29, 2007 was $3.4 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility was to mature in November 2007 and was extended as discussed below. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8.5 million, a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which many impact the Company’s ability to finance its working capital requirements. As of June 29, 2007, the Company was in compliance with the financial covenants.
     On September 24, 2007, the Bank extended the credit facility to November 2009 and increased the maximum borrowing amount to $7.5 million. The Company’s minimum tangible net worth covenant was increased to $15 million, and the interest rate was reduced to the prime rate less 1/2%. All other covenants remain unchanged.
     The Company believes that its current cash balance of over $6 million along with the anticipated cash flows from operating activities will be sufficient to meet the Company’s liquidity needs for fiscal year 2008. Expected capital expenditures for fiscal year 2008 are approximately $750,000 primarily to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Obligations
     At June 29, 2007, the Company has short-term and long-term obligations of approximately $14,477,000, including short-term obligations of approximately $2,770,000 which will become due over the next twelve months in fiscal year 2008. The Company has contractual obligations primarily related to lease commitments and notes payable. The table below specifies the total contractual payment obligations as of June 29, 2007.

Contractual		Less than	1-3	4-5	After 5
Obligations	Total Cost	1 year	Years	Years	Years
(In thousands)

Operating lease obligations	$12,908	$2,337	$4,062	$2,433	$4,076
Capital lease obligations	952	62	137	120	633
Notes payable	335	335	—	—	—
Estimated interest obligations	282	36	59	54	133

Total contractual cash Obligations	$14,477	$2,770	$4,258	$2,607	$4,842

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

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Allowance for doubtful accounts: Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability and collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables.
     Deferred tax valuation allowance: The Company has approximately $2.9 million in deferred tax assets as of June 29, 2007. During the third quarter of fiscal year 2007, the Company released the entire $2.95 million tax valuation allowance that was previously established against such assets due to the improved earnings and likelihood of using such assets in future periods. The Company anticipates that the majority of available deferred tax assets will be utilized over the next 18 to 24 months.
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 3 1/2 years. The Company is currently rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known and adjusted in accordance with SFAS 143.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Program Management business segment. The Program Management business segment was broken out separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in the United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segments financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company’s existing and future capabilities in cultural resources work enhancing and complimenting Versar’s environmental core business. The Cultural Resources Group was incorporated into the Company’s Compliance and Environmental Programs business segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gave Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Substantially all of the purchase price was allocated to contract rights and was amortized over a three-year period. In fiscal year 2007, the Company recorded approximately $78,000 amortization expense of Culture Resources intangible assets. At June 29, 2007, the remaining balance of the intangible asset was written off due to the completion of Parson’s agreement, which was not renewed.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Share-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (FAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     Effective on June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share of $3.00 or more for all employees and officers of the Company. The awards subject to acceleration were granted under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained the same. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005, the date the options were accelerated, was $3.00. The acceleration of the out-of-the-money options was done in order to avoid the impact of adoption of FAS 123(R). Certain non-qualified stock options were not subject to the acceleration. Based on the potential for the options subject to acceleration to have value over their remaining terms, the Company reduced the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 over the succeeding four years on a pre-tax basis.
     In fiscal year 2006, the Company adopted FAS 123(R) and recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $18,000 and $48,000 for fiscal years 2007 and 2006, respectively.
     The Company also awarded 42,800 shares and 12,500 shares of restricted stock to directors and employees in fiscal years 2007 and 2006, respectively. Share-based compensation expense related to the restricted stock was $114,000 and $19,000 for fiscal years 2007 and 2006, respectively.
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more likely than not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company is currently evaluating the impact of the adoption of this pronouncement.
Impact of Inflation
     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost-plus-fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.
Business Segments
     Versar currently has four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The details on these segments are in Note B of the Notes to the Consolidated Financial Statements.

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

Item 9B. Other Information
     On September 24, 2007, the Company entered into a Modified Agreement of the Revolving Commercial Note with United Bank. Refer to Item 7 — Management’s Discussion and Analysis on page 19 for detailed disclosure.
PART III

Item 10. Directors and Executive Officers of the Registrant
     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the Company’s 2007 fiscal year end and is incorporated herein by reference.
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

Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements:
     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 29, 2007 and June 30, 2006.

c)	Consolidated Statements of Income for the Years Ended June 29, 2007, June 30, 2006 and July 1, 2005

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 29, 2007, June 30, 2006 and July 1, 2005

e)	Consolidated Statements of Cash Flows for the Years Ended June 29, 2007, June 30, 2006 and July 1, 2005

f)	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended June 29, 2007, June 30, 2006 and July 1, 2005
All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or note thereto.
(3) Exhibits:
     The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 26 through 28 of this report.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A	)

3.2	Bylaws of Versar, Inc.	(A	)

3.3	Amendment to the Bylaws of Versar, Inc.	(W	)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A	)

10.10	Incentive Stock Option Plan *	(B	)

10.11	Executive Tax and Investment Counseling Program	(A	)

10.12	Nonqualified Stock Option Plan *	(B	)

10.100	AFCEE ENRAC Contract	(U	)

10.103	Securities Purchase Agreement, dated June 14, 2002 between Registrant and Radyr Investments Limited	(V	)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W	)

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(W	)

10.109	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*	(X	)

10.110	Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*	(X	)

10.111	Modification Agreement of the Revolving Commercial Note dated May 12, 2004 between Registrant and United Bank	(X	)

10.112	AFCEE WERC Contract dated December 5, 2003	(X	)

10.113	2002 Stock Incentive Plan	(Y	)

10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	(Z	)

10.115	Form of Stock Option Agreement	(Z	)

10.116	Air National Guard Contract dated July 6, 2005	(Z	)

		Page Number/
Item No.	Description	Reference

10.117	2005 Stock Incentive Plan and definitions as approved by the Board of Directors on September 7, 2005 and by the stockholders on November 16, 2005	(AA)

10.118	Modification Agreement of the Revolving Commercial Note, dated November 30, 2005, between Registrant and United Bank	(AA)

10.119	Amendment to Change of Control Severance Agreement dated March 1, 2004 between the Registrant and Lawrence W. Sinnott*, March 17, 2006	(AA)

10.120	Amendment to Change of Control Severance Agreement dated March 1, 2004 between the Registrant and James C. Dobbs*, March 17, 2006	(AA)

10.121	Change of Control Severance Agreement dated March 17, 2006 between the Registrant and Jeffrey A. Wagonhurst*	(AA)

10.122	Change of Control Severance Agreement dated March 17, 2006 between the Registrant and Michael J. Abram*	(AA)

10.123	Modification Agreement of the Revolving Commercial Note, dated September 24, 2007, between Registrant and United Bank	31-33

10.124	Amendment to Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv, September 25, 2007	34

22	Subsidiaries of the Registrant	(Q )

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP to register Shares under the Company’s Option Plans under Form S-8 dated September 7, 2004	(X )

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP to the incorporation by reference of the previously filed Forms S-8	35

31.1	Certifications by Theodore M. Prociv, President and Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14	36

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Securities Exchange Rule 13a-14	37

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 29, 2007 by Theodore M. Prociv, President and Chief Executive Officer	38

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 29, 2007 by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer	39

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement (“Registration Statement”) effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 (“FY 1987 Form 10-K”) filed with the Commission on September 28, 1987.

(O)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-4 registration number 333-33167.

(R)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 1999 (“FY1999 Form 10-K”) filed with the Commission on September 17, 1999.

(V)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2002 (“FY2002 Form 10K”) filed with the Commission on September 16, 2002.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 (“FY2003 Form 10K”) filed with the Commission on September 26, 2003.

(X)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 (“FY2004 Form 10K”) filed with the Commission on September 27, 2004.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Definitive Proxy Statement filed with the Commission on October 11, 2002.

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended July 1, 2005 (“FY2005 Form 10K/A”) filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 (“FY1006 Form 10K”) filed with the Commission on September 19, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)
Date: September 26, 2007	/S/ Paul J. Hoeper
Paul J. Hoeper Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper Paul J. Hoeper	Chairman and Director	September 26, 2007

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 26, 2007

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 26, 2007

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 26, 2007

/S/ Robert L. Durfee Robert L. Durfee	Director	September 26, 2007

SIGNATURES	TITLE	DATE

/S/ James L. Gallagher James L. Gallagher	Director	September 26, 2007

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 26, 2007

/S/ James V. Hansen James V. Hansen	Director	September 26, 2007

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 26, 2007

/S/ Amir A. Metry Amir A. Metry	Director	September 26, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2007 and June 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of June 29, 2007 and June 30, 2006, and the results of their operations and cash flows for each of the three years in the period ended June 29, 2007, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/S/ Grant Thornton LLP
McLean, Virginia
September 26, 2007

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except per share amounts)

	June 29,	June 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,296	$140
Accounts receivable, net	22,507	16,227
Prepaid expenses and other current assets	1,250	1,430
Deferred income taxes	2,107	566

Total current assets	32,160	18,363

Property and equipment, net	2,306	1,744
Deferred income taxes	802	1,144
Goodwill	776	776
Other assets	773	775

Total assets	$36,817	$22,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,454	$5,950
Billings in excess of revenue	594	209
Accrued salaries and vacation	1,604	1,474
Accrued bonus	1,793	—
Other liabilities	1,539	1,326
Liabilities of discontinued operations	—	285

Total current liabilities	15,984	9,244

Other long-term liabilities	1,411	986

Total liabilities	17,395	10,230

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 8,705,733 shares and 8,144,692 shares issued; 8,651,742 shares and 8,129,187 shares outstanding	87	81
Capital in excess of par value	24,679	22,790
Accumulated deficit	(4,945)	(10,227)
Treasury stock	(399)	(72)

Total stockholders’ equity	19,422	12,572

Total liabilities and stockholders’ equity	$36,817	$22,802

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
GROSS REVENUE	$102,726	$60,888	$67,678
Purchased services and materials, at cost	62,750	26,598	32,040
Direct costs of services and overhead	29,154	27,936	27,879

GROSS PROFIT	10,822	6,354	7,759

Selling, general and administrative expenses	6,669	5,673	6,123
Restructuring charge	—	—	217

OPERATING INCOME	4,153	681	1,419

OTHER EXPENSE
Interest (income)/expense, net	(24)	(11)	58
Income tax benefit, net	(1,105)	(945)	—

INCOME FROM CONTINUING OPERATIONS	5,282	1,637	1,361

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(290)	(556)
Loss on disposal of discontinued operations	—	—	(603)

LOSS FROM DISCONTINUED OPERATIONS	—	(290)	(1,159)

NET INCOME	$5,282	$1,347	$202

INCOME PER SHARE FROM CONTINUING OPERATIONS — BASIC	$0.64	$0.20	$0.17

INCOME PER SHARE FROM CONTINUING OPERATIONS — DILUTED	$0.62	$0.20	$0.16

LOSS FROM DISCONTINUED OPERATIONS — BASIC AND DILUTED	$—	$(0.04)	$(0.07)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS — BASIC AND DILUTED	$—	$—	$(0.07)

NET INCOME PER SHARE — BASIC	$0.64	$0.17	$0.03

NET INCOME PER SHARE — DILUTED	$0.62	$0.16	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	8,201	8,057	7,890

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	8,466	8,347	8,263

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended June 29, 2007, June 30, 2006 and July 1, 2005

							Total
			Capital in	Accumu-			Stock-
	Common	Stock	Excess of	lated	Treasury	Treasury	holders’
	Shares	Amount	Par Value	Deficit	Shares	Stock	Equity
Balance, June 30, 2004	7,837	$78	$21,835	$(11,776)	(16)	$(72)	$10,065

Exercise of stock options	87	1	195	—	—	—	196
Share-based compensation	—	—	33	—	—	—	33
Tax benefit from exercise of stock options	—	—	56	—	—	—	56
Net income	—	—	—	202	—	—	202

Balance, July 1, 2005	7,924	79	22,119	(11,574)	(16)	(72)	10,552

Exercise of stock options	221	2	604	—	—	—	606
Share-based compensation	—	—	67	—	—	—	67
Net income	—	—	—	1,347	—	—	1,347

Balance, June 30, 2006	8,145	81	22,790	(10,227)	(16)	(72)	12,572

Exercise of stock options	231	2	713	—	—	—	715
Issuance of restricted stock	21	1	84	—	—	—	85
Exercise of stock warrants	180	2	717	—	—	—	719
Stock exchange	129	1	327	—	—	—	328
Treasury stock	—	—	—	—	(38)	(327)	(327)
Share-based compensation	—	—	48	—	—	—	48
Net income	—	—	—	5,282	—	—	5,282

Balance, June 29, 2007	8,706	$87	$24,679	$(4,945)	(54)	$(399)	$19,422

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
Cash flows from operating activities
Income from continuing operations	$5,282	$1,637	$1,361
Loss from discontinued operations	—	(290)	(1,159)
Net income	5,282	1,347	202
Adjustments to reconcile net income to net cash provided by (used in) continuing operations
Depreciation and amortization	687	755	740
Loss on sale of property and equipment	19	52	183
Provision for doubtful accounts receivable	336	(34)	100
Non-qualified stock option	—	—	33
Decrease in deferred tax valuation allowance	(1,200)	(945)	(96)
Tax benefit on exercise of non-qualified stock options	—	—	56
Share-based compensation	132	67	—

Changes in assets and liabilities
Increase in accounts receivable	(6,616)	(1,616)	(533)
Decrease (increase) in prepaid expenses and other assets	187	561	(1,174)
Increase (decrease) in accounts payable	4,504	733	(562)
Increase (decrease) in accrued salaries and vacation	130	(16)	(477)
Increase in other liabilities	2,320	98	359

Net cash provided by (used in) continuing operations	5,781	1,002	(1,169)
Changes in net assets/liabilities of discontinued operations	(285)	(167)	243

Net cash provided by (used in) operating activities	5,496	835	(926)

Cash flows used in investing activities
Purchase of property and equipment	(693)	(613)	(670)
Increase in life insurance cash surrender value	(82)	(43)	(61)

Net cash used in investing activities	(775)	(656)	(731)

Cash flows from financing activities
Net (payments) borrowings on bank line of credit	—	(777)	777
Purchase of treasury stock	(327)	—	—
Proceeds from exercise of options and warrants	1,762	606	195

Net cash provided by (used in) financing activities	1,435	(171)	972

Net increase (decrease) in cash and cash equivalents	6,156	8	(685)
Cash and cash equivalents at the beginning of the year	140	132	817

Cash and cash equivalents at the end of the year	$6,296	$140	$132

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$70	$96	$69
Income Taxes	$55	$44	$39
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A SIGNIFICANT ACCOUNTING POLICIES
     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are Program Management, Compliance and Environmental Programs, Professional Services, and National Security (see Note B).
     Accounting estimates: The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
     Contract accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.
     Pre-contract costs: Costs incurred by Versar prior to the execution of a contract, including bid and proposal costs, are expensed when incurred regardless of whether the bid is successful.
     Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Program Management business segment. The Program Management business segment was broken out separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in the United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Therefore, the estimated fair value exceeded the carrying value of the Program Management business segment and thus goodwill is not impaired. Should the Program Management business segment financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company’s existing and future capabilities in cultural resources work enhancing and complimenting Versar’s environmental core business. The Cultural Resources Group was incorporated into the Company’s Compliance and Environmental Programs business segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gave Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons’ clients. Substantially all of the purchase price was allocated to contract rights and was amortized over a three-year period. In fiscal year 2007, the Company recorded approximately $78,000 amortization expense of Culture Resources intangible assets. At June 29, 2007, the remaining balance of the intangible asset was written off due to the completion of Parson’s agreement, which was not renewed.
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
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 3 1/2 years. The Company is currently rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known and adjusted in accordance with SFAS 143.
     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an increase of $205,000 to the defined benefit obligation based on a revised actuarial calculation of the remaining SMC pension plan obligation. In the fourth quarter of fiscal year 2006, an additional $85,000 increase to the obligation was deemed necessary to cover the under funding and plan termination costs. At June 30, 2006, there was a liability of approximately $278,000 to cover the cost to terminate the SMC pension plan in accordance with the Pension Guaranty Corporation Benefit (PBGC) requirements. At June 29, 2007, the Company successfully completed the final distribution of benefits to eligible participants and final regulatory filing requirements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In the fourth quarter of fiscal year 2005, management approved a plan to discontinue the operations of its biological laboratory facilities due to the lack of business volume and poor operating performance. Operating losses for the biological laboratory were $556,000 and $636,000 for fiscal years 2005 and 2004, respectively. In addition, the Company recorded loss on disposal of $603,000 in fiscal year 2005 for the disposition of such laboratory, which included a charge of $183,000 for the write-off of certain equipment and leasehold improvements and a charge of $420,000 for the estimated termination costs of the facilities lease.
     Share-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     Effective on June 21, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share of $3.00 or more for all employees and officers at the Company. The awards subject to acceleration were granted under the Versar, Inc. 1996 Stock Option Plan and 2002 Stock Incentive Plan. As a result, options to purchase 306,010 shares of the Company’s common stock became exercisable immediately. All other terms and conditions applicable to the outstanding stock option grants remained the same. The closing price of the Company’s common stock on the American Stock Exchange on June 21, 2005, the date the options were accelerated, was $3.00. The acceleration of the out-of-the-money options was done in order to avoid the impact of adoption of FAS 123(R). Certain non-qualified stock options were not subject to the acceleration. Based on the potential for the options subject to acceleration to have value over their remaining terms, the Company reduced the stock option expense it otherwise would have been required to recognize in its consolidated statements of income by approximately $124,000 on a pre-tax basis.
     As of June 29, 2007, there were approximately 51,400 unvested options to purchase common stock under the plans. Remaining compensation expense of approximately $15,000 is expected to be recognized over the next 2 years.
     Prior to July 1, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income of $202,000 for fiscal year 2005 would have been changed to a pro forma net income of $3,000. Earnings per share of $0.03 and $0.02 for basic and diluted as reported would have been at break-even point.
     Restricted Stock Grants: The Company awarded 42,000 shares and 12,500 shares of restricted stock to directors and employees in fiscal year 2007 and 2006, respectively. Share-based compensation expense for fiscal years 2007 and 2006 was approximately $132,000 and $67,000, respectively. The impact on basic and diluted net income per common share was $0.02 for fiscal year 2007 and $0.01 for fiscal year 2006.
     Net income per share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a reconciliation of weighted average outstanding shares for basic net income per share to diluted net income per share, in thousands:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)
Weighted average number of shares outstanding — basic	8,201	8,057	7,890

Effect of assumed exercise of options	265	290	373

Weighted average number of shares outstanding — diluted	8,466	8,347	8,263

     For fiscal years 2007, 2006 and 2005, options to purchase approximately 30,000, 341,156 and 390,556 shares respectively were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
     Deferred compensation: The Company permitted certain employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company had liabilities for deferred compensation of $673,000 and $744,000 at June 29, 2007 and June 30, 2006, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies, net of loans, was $556,000 and $474,000 at June 29, 2007 and June 30, 2006, respectively.
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
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more likely than not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company is currently evaluating the impact of the adoption of this pronouncement.
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

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE B BUSINESS SEGMENTS
     The Company evaluates and measures the performance of its business segments based on gross revenue, gross profit and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.
     Management re-evaluated its segment reporting in fiscal year 2007 due to significant growth in business and changes in the internal reporting of business segment financial information during the year. The Company’s business is now operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The Chief Operating Decision Maker (CODM) reviews financial performance based upon the operating segments.
     These segments were segregated based on the nature of the work, business processes, customer base and the business environment each of the segments operates in. Segment information in previous periods has been revised to conform to the current structure.
     The Program Management business segment manages larger more complex projects whose business processes and management are unique to the rest of the Company. The Compliance and Environmental Programs business segment provides consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including testing and evaluation and personal protective solutions to meet our clients needs.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Summary of financial information for each of the Company’s segments follows:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)
GROSS REVENUE
Program Management	$58,765	$19,507	$19,610
Compliance and Environmental Programs	29,839	26,958	33,873
Professional Services	7,318	7,010	6,569
National Security	6,804	7,413	7,626

	$102,726	$60,888	$67,678

GROSS PROFIT (A)
Program Management	$7,037	$815	$2,243
Compliance and Environmental Programs	2,313	2,985	3,051
Professional Services	1,257	1,379	1,353
National Security	215	1,175	1,112

	$10,822	$6,354	$7,759

Selling, general and administrative Expenses	(6,669)	(5,673)	(6,123)
Restructuring charge	—	—	(217)

OPERATING INCOME	$4,153	$681	$1,419

(A)	Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	June 29,	June 30,
	2007	2006
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$11,497	$7,964
Compliance and Environmental Programs	10,042	6,916
Professional Services	1,651	1,638
National Security	1,985	1,795
Corporate and Other	11,642	4,489

Total Assets	$36,817	$22,802

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTES C ACCOUNTS RECEIVABLE

	Years Ended
	June 29,	June 30,
	2007	2006
	(In thousands)
Billed receivables
U.S. Government	$6,492	$6,160
Commercial	3,468	3,824
Unbilled receivables
U.S. Government	12,827	6,471
Commercial	94	121

	22,881	16,576
Allowance for doubtful accounts	(374)	(349)

	$22,507	$16,227

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2008 and thereafter, therefore, they have been presented as current assets in accordance with industry practice.
NOTE D PROPERTY AND EQUIPMENT

	Estimated	Years Ended
	Useful Life	June 29,	June 30,
	in Years	2007	2006
		(In thousands)
Furniture and fixtures	10	$773	$616
Equipment	3 to 10	6,502	6,172
Capital leases	Life of lease	568	712
Leasehold improvements	Life of lease	2,022	1,368

		9,865	8,868

Accumulated depreciation and amortization		(7,559)	(7,124)

		$2,306	$1,744

     Depreciation and amortization of property and equipment was $687,000, $755,000 and $740,000 for the years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively.
     Maintenance and repair expenses approximated $251,000, $252,000, and $264,000 for the years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE E DEBT
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $5.0 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest (8.25% as of June 29, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. The line of credit capacity at of June 29, 2007 was $3.4 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility was to mature in November 2007 and was extended as discussed below. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $8.5 million, a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 29, 2007, the Company was in compliance with the financial covenants.
     On September 24, 2007, the Bank extended the credit facility to November 2009 and increased the maximum borrowing amount to $7.5 million. The Company’s minimum tangible net worth covenant was increased to $15 million, and the interest rate was reduced to the prime rate less 1/2%. All other covenants remain unchanged.
     The Company believes that with its current cash balance of over $6 million along with the anticipated cash flows, cash provided by operating activities will be sufficient to meet the Company’s liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2008 are approximately $750,000 primarily to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.
NOTE F STOCK OPTIONS
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for granting of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards which may be granted to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards greater than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.
     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the grant of options, restricted stock and other types of share-based awards to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. An aggregate of 700,000 shares of the Company’s Common Stock may be issued upon exercise of options or granted as restricted stock or other share-based awards under the 2002 Plan. Grants of restricted stock, performance equity awards, options and stock appreciation rights in any one fiscal year to any one participant may not exceed 250,000 shares. The maximum amount of compensation that may be received by any one employee with respect to performance unit grants in any one fiscal year may not exceed $250,000.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company also maintains the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 1996 Plan, through September 2006, options were permitted to be granted to key employees, directors and service providers at the fair market value on the date of grant. The vesting of each option was determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted.
     Under the 1992 Plan, through November 2002, options were generally granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expired if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted.
     The Company will continue to maintain the 1996 Plan and 1992 Plan until all previously granted options under each plan have been exercised, forfeited or expire. No options were issued under the 2005 Plan as the Company moved to only issue primarily restrictive stock awards in accordance with the Company’s incentive plan.
     Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)

Outstanding at June 30, 2004	1,121	$2.82	$3,164
Granted	293	4.10	1,200
Exercised	(42)	2.17	(91)
Cancelled	(71)	3.38	(240)
Reclassified to non-qualified	(19)	2.71	(52)

Outstanding at July 1, 2005	1,282	$3.10	$3,981
Granted	5	3.20	16
Exercised	(81)	2.51	(203)
Cancelled	(180)	3.24	(584)

Outstanding at June 30, 2006	1,026	$3.13	$3,210
Exercised	(332)	2.87	(952)
Cancelled	(27)	3.72	(99)
Reclassified to non-qualified	(12)	3.50	(42)

Outstanding at June 29, 2007	656	$3.23	$2,117

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Details of total exercisable incentive stock options at June 29, 2007 are as follows:

Number of				Number of Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

39	$1.75 to $1.81	$1.80	4.0-years	39
300	$2.05 to $2.80	2.56	4.8-years	264
172	$3.00 to $3.82	3.71	7.0-years	172
145	$4.00 to $4.95	4.41	4.7-years	145

656		$3.23	5.4-years	620

     Total non-qualified stock options granted under the 2002, 1996, and 1992 plans as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)

Outstanding at June 30, 2004	449	$3.05	$1,367
Granted	25	4.66	116
Exercised	(46)	2.32	(105)
Cancelled	(40)	2.70	(108)
Reclassified from ISO	19	2.71	52

Outstanding at July 1, 2005	407	$3.25	$1,322
Exercised	(140)	2.89	(403)
Cancelled	(64)	4.03	(260)

Outstanding at June 30, 2006	203	$3.24	$659
Exercised	(29)	3.16	(92)
Cancelled	(14)	2.77	(37)
Reinstated	10	3.49	33
Reclassified from ISO	12	3.50	42

Outstanding at June 29, 2007	182	$3.32	$605

     The accelerated vesting of certain unvested “out-of-the-money” stock options did not include any non-qualified outstanding options in fiscal year 2005. The non-qualified options were granted to members of the Board, key employees and service providers at fair market value on the grant date, which was prior to the adoption of SFAS 123 (R).

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Details of total exercisable Non-Qualified Stock Options at June 29, 2007 are as follows:

Number of				Number of Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

79	$1.75 to $1.88	$1.81	4.3-years	79
5	$2.06 to $2.80	2.80	6.3-years	5
32	$3.00 to $3.65	3.31	5.6-years	32
36	$4.14 to $4.65	4.39	6.7-years	36
15	$5.75	5.75	—	15
15	$6.50	6.50	—	—

182		$3.32	3.8-years	167

     There were incentive stock options to purchase 5,000 shares of common stock granted to one employee during the first quarter of fiscal year 2006. These options were subsequently forfeited due to the employee terminating employment. During the fiscal year 2006, the Company awarded 12,500 shares of restricted stock to directors and employees, vesting over a period of one to two years and recorded compensation expense of approximately $18,000. In fiscal year 2007, the Company awarded 42,800 shares of restricted stock to directors and employees. Vesting periods range from one to three years. Restricted stock compensation expense for fiscal year 2007 was approximately $114,000.
     No other options were granted in fiscal year 2007 or 2006. The weighted average fair value of options granted during fiscal year 2005 was $2.22. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 61.1%; risk-free interest rate of 3.5%; and expected lives of five years after the grant date.
NOTE G INCOME TAXES
     The income tax (benefit) expense applicable to income from continuing operations consists of the following:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)

Current
Federal	$85	$—	$(7)
State	10	—	47

Deferred
Federal	1,404	(276)	197
State	350	(93)	15

Valuation Allowance	(2,954)	(576)	(252)

	$(1,105)	$(945)	$—

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Deferred tax assets are comprised of the following (in thousands):

	June 29,	June 30,
	2007	2006
Deferred Tax Assets:
Employee benefits	$301	$542
Bad debt reserves	142	132
All other reserves	97	162
Alternative minimum tax credits	200	124
Net operating losses	1,317	2,196
Net operating losses of purchased business	—	698
State tax net operating losses	267	436
Depreciation	372	437
Other	353	48

Total Deferred Tax Assets	3049	4,775

Valuation Allowance	—	(2,954)

Deferred Tax Liabilities:
Goodwill	(140)	(111)

Net Deferred Tax Assets	$2,909	$1,710

     During fiscal year 2007, the Company made an adjustment to the deferred tax assets primarily due to the expiration of state net operating losses. This adjustment along with truing up the Company’s total income tax assets increased the net income tax expense by $187,000 in the fourth quarter of fiscal year 2007.
     Given the Company’s history of earnings and improved projected pre-tax income for future periods, management has concluded that more likely than not the deferred tax assets will be realized in future periods. As such, the valuation allowance is no longer necessary and has been reversed through the operating results for fiscal year 2007.
     At June 30, 2007, the Company has net operating loss carryforwards of approximately $6.6 million for federal income tax purposes related to SMC, which will expire in the years 2007 through 2012. Due to the substantial changes in SMC’s ownership, there are limitations on the amount of the carryforwards that can be utilized. As a result of such limitation, approximately $5.1 million of the SMC net operating loss carryforwards are expected to expire unused. The Company has additional net operating loss carryforwards of approximately $3.7 million for federal income tax purposes that will expire in the years 2013 through 2025. At June 30, 2007, the Company had $200,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely.
     During the 2007 fiscal year, stock options for the purchase of 231,200 shares of common stock were exercised. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price of $560,000. In accordance with SFAS 123(R), the Company will not recognize the deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce the Company’s income tax liability. As such, the Company has not recorded a deferred tax asset of $216,000

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid-in capital.
     A reconciliation of the Company’s income tax (benefit) expense for the federal statutory rate is as follows:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In thousands)

Expected provision at federal statutory rate	$1,447	$133	$69
Change in valuation allowance	(2,954)	(1,140)	(252)
State income tax expense	183	20	60
Permanent items	40	42	41
Tax effect of non-qualified stock option exercised	—	—	—
NOL adjustments and other	179	—	82

	$(1,105)	$(945)	$—

     Income taxes paid for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 were $55,000, $44,000 and $39,000, respectively.
NOTE H EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
     The Company continues to maintain a 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
     Under the 401(k) Plan, participants may elect to defer up to 15% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. Effective fiscal year 2005, the Company matches 100% of the first 3% and 50% of the next 2% of the employee qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2007, 2006 and 2005, the Company made cash contributions of $649,000, $658,000 and $665,000, respectively. All contributions to the 401(k) Plan vest immediately.
     In January 2005, the Company established an Employee Stock Purchase Plan (ESPP) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market. The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of the Company’s shares on the American Stock Exchange on the purchase date.

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
NOTE I COMMITMENTS AND CONTINGENCIES
     Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency (DCAA). All fiscal years through 2004 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
     The Company leases approximately 140,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating and capital leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)

2008	$2,398
2009	2,269
2010	1,931
2011	1,310
2012	1,243
2013 and thereafter	4,709

$13,860

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,111,000, $2,535,000 and $2,799,000, for 2007, 2006 and 2005, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is straight lined over the life of the lease.
     On February 8, 2005, Versar, Inc. entered into an employment agreement with its Chief Executive Officer (CEO), Mr. Theodore M. Prociv. The agreement stipulated base compensation of $285,000 and certain benefits that the CEO is entitled to under various termination conditions. The agreement was originally scheduled to expire on December 1, 2006 and was extended to December 1, 2007 on September 7, 2006. In September 2007, the Compensation Committee extended Mr. Prociv’s agreement for an additional year to December 2008 and approved base salary of $330,000 for the year extension of the agreement..
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
     On March 19, 2001, Versar instituted a lawsuit against the Trustees and three environmental consulting companies in the U.S. District Court of the Eastern District of Pennsylvania, entitled Versar, Inc. v. Roy O. Ball,

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Trustee, URS Corporation, Environmental Resources Management and Environ Corp., No. 01CV1302. On April 20, 2001, the Trustees filed suit against Versar in the U.S. District Court for the Southern District of Indiana, entitled, Roy O. Ball and Norman W. Bernstein, Trustees v. Versar, Inc., Case No. IP01-0531 C H/G.
     The parties have agreed to settle their various claims against each other and have executed a settlement agreement. The settlement did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.
     Versar and its subsidiaries are parties from time to time to various other legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE J CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Government as follows:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In Thousands)
U.S. Department of Defense	$65,997	$32,012	$31,182
U.S. Environmental Protection Agency	2,753	3,909	3,972
Other U.S. Government Agencies	16,512	11,933	14,786

Total U.S. Government	$85,262	$47,854	$49,940

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for fiscal years 2007 and 2006 is as follows (in thousands, except per share amounts):

	Fiscal Year 2007				Fiscal Year 2006
Quarter Ending	June 29	Mar 30	Dec 29	Sep 29	Jun 30	Mar 31	Dec 30	Sep 30

Gross Revenue	$30,190	$28,313	$21,938	$22,285	$17,841	$12,974	$16,571	$13,502

Gross Profit	3,346	2,860	2,468	2,148	1,288	1,409	2,072	1,585

Operating income (loss)	1,599	1,126	777	651	(116)	(28)	691	134

Income (loss) from continuing operations	830	3,097	749	606	(114)	912	723	116

Loss from discontinued Operations	—	—	—	—	(85)	—	(205)	—

Net income (loss)	$830	$3,097	$749	$606	$(199)	$912	$518	$116

Income (loss) per share from continuing operations — diluted	$0.10	$0.36	$0.09	$0.07	$(0.01)	$0.11	$0.09	$0.01

Loss per share from discontinued operations — diluted	$—	$—	$—	$—	$(0.01)	$—	$(0.02)	$—

Net income (loss) per share — diluted	$0.10	$0.36	$0.09	$0.07	$(0.02)	$0.11	$0.06	$0.01

Weighted average number of shares outstanding — diluted	8,736	8,564	8,392	8,429	8,115	8,336	8,456	8,412

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding. In the third quarter of fiscal year 2007, the Company reversed its tax valuation of $2 million.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE	CHARGED
	AT	TO COSTS		BALANCE
	BEGINNING	AND	CHARGE	AT END OF
	OF YEAR	EXPENSES	OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS

2005	993,377	99,578	(631,464)	461,491

2006	461,491	(33,696)	(79,294)	348,501

2007	348,501	335,518	(310,043)	373,976

DEFERRED TAX VALUATION ALLOWANCE

2005	3,782,000	—	(252,000)	3,530,000

2006	3,530,000	—	(576,000)	2,954,000

2007	2,954,000	—	(2,954,000)	—