Form 10-Q
period 2007-09-28
VERSAR INC
filed 2007-11-13
CIK 803647

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended     September 28, 2007
                                        ----------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
             For the transition period from _______ to _______
                     Commission File Number   1-9309

                                 VERSAR, INC.
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              DELAWARE                              54-0852979
-----------------------------------   ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
       Springfield, Virginia                          22151
-----------------------------------   ------------------------------------
(Address of principal executive                    (Zip Code)
 offices)

   Registrant's telephone number, including area code     (703) 750-3000
   ---------------------------------------------------------------------

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

                              Yes  [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Check one:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock       Outstanding at November 2, 2007
          ---------------------       -------------------------------
              $.01 par value                      8,933,013

                          VERSAR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements - Unaudited

              Consolidated Balance Sheets as of September 28,
              2007 and June 29, 2007             				 3

              Consolidated Statements of Income for the
              Three-Month Periods Ended September 28, 2007
              and September 29, 2006                                     4

              Consolidated Statements of Cash Flows for the
              Three-Month Periods Ended September 28, 2007
              and September 29, 2006                                     5

              Notes to Consolidated Financial Statements	          6-11

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations       12-18

     ITEM 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                               18

     ITEM 4 - Procedures and Controls                                   18

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                         18

     ITEM 6 - Exhibits                                                  18

SIGNATURES                                                              19

EXHIBITS                                                             20-23

                           VERSAR, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                   (In Thousands)

                                            September 28,      June 29,
                                                 2007            2007
                                            -------------   -------------
                                             (Unaudited)
ASSETS
 Current assets
  Cash and cash equivalents                 $      5,327    $      6,296
     Accounts receivable, net                     23,142          22,507
     Prepaid expenses and other current
       assets                                      1,104           1,250
     Deferred income taxes                         1,679           2,107
                                            -------------   -------------
          Total current assets                    31,252          32,160

 Property and equipment, net                       2,332           2,306
 Deferred income taxes                               511             802
 Goodwill                                            776             776
 Other assets                                        792             773
                                            -------------   -------------
          Total assets                      $     35,663    $     36,817
                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Accounts payable                       $      9,082    $     10,454
     Billings in excess of revenue                   201             594
     Accrued salaries and vacation                 1,957           1,604
     Accrued bonus                                   753           1,793
     Other liabilities                             1,098           1,539
                                            -------------   -------------
          Total current liabilities               13,091          15,984

  Other long-term liabilities                      1,400           1,411
                                            -------------   -------------
          Total liabilities                       14,491          17,395
                                            -------------   -------------
  Commitments and contingencies

  Stockholders' equity
     Common stock, $.01 par value;
      30,000,000 shares authorized;
      8,866,835 shares and 8,705,733
      shares issued; 8,812,844 and
      8,651,742 shares outstanding
      at September 28, 2007 and
      June 29, 2007, respectively                     89              87
     Capital in excess of par value               25,410          24,679
     Accumulated deficit                          (3,928)         (4,945)
     Treasury stock                                 (399)           (399)
                                            -------------   -------------
          Total stockholders' equity              21,172          19,422
                                            -------------   -------------

          Total liabilities and
           stockholders' equity             $     35,663    $     36,817
                                            =============   =============

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
            (Unaudited - in thousands, except per share amounts)


                                       For the Three-Month Periods Ended
                                       ---------------------------------
                                        September 28,     September 29,
                                            2007                2006
                                       ---------------   ---------------

GROSS REVENUE                          $       28,882    $       22,285
  Purchased services and materials,
   at cost                                     18,171            13,671
  Direct costs of services and
   overhead                                     7,212             6,466
                                       ---------------   ---------------
GROSS PROFIT                                    3,499             2,148

  Selling, general and administrative
   expenses                                     1,776             1,497
                                       ---------------   ---------------
OPERATING INCOME                                1,723               651

OTHER EXPENSE
  Interest (income) expense, net                  (64)               11
  Income tax expense                              770                34
                                       ---------------   ---------------

NET INCOME                             $        1,017    $          606
                                       ===============   ===============

NET INCOME PER SHARE - BASIC           $         0.12    $         0.07
                                       ===============   ===============

NET INCOME PER SHARE - DILUTED         $         0.11    $         0.07
                                       ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC                     8,809             8,148
                                       ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED                   9,268             8,429
                                       ===============   ===============



            The accompanying notes are an integral part of these
                   consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                      (Unaudited - in thousands)

                                              For the Three-Month
                                                 Periods Ended
                                       ---------------------------------
                                        September 28,     September 29,
                                            2007                2006
                                       ---------------   ---------------

Cash flows from operating activities
   Net income                          $        1,017    $          606

 Adjustments to reconcile net income
   to net cash (used in)
  Provided by operating activities
   Depreciation and amortization                  210               179
   Provision for doubtful accounts
     receivable                                   ---                25
   Share based compensation                       105                 8
   Decrease in deferred tax assets                720               ---

 Changes in assets and liabilities
   (Increase) decrease in accounts
     receivable                                  (635)            1,349
   Decrease (increase) in prepaids and
     other assets                                 150              (135)
   (Decrease) increase in accounts
     payable                                   (1,372)              716
   Increase in accrued salaries and
     vacation                                     353               362
   (Decrease) in other liabilities             (1,885)             (142)
                                       ---------------   ---------------
      Net cash (used in) provided by
        continuing operating activities        (1,337)            2,968
                                       ---------------   ---------------

Changes in net liabilities of
  discontinued operations                         ---               (72)
                                       ---------------   ---------------
      Net cash (used in) provided by
        operating activities                   (1,337)            2,896
                                       ---------------   ---------------

Cash flows used in investing activities
 Purchase of property and equipment              (236)              (85)
 Increase in life insurance policies
   cash surrender value                           (24)              (26)
                                       ---------------   ---------------
      Net cash used in investing
        activities                               (260)             (111)
                                       ---------------   ---------------

Cash flows from financing activities
 Proceeds from issuance of common stock           628                10
                                       ---------------   ---------------
      Net cash provided by financing
        activities                                628                10
                                       ---------------   ---------------

Net (decrease) increase in cash and
  cash equivalents                               (969)            2,795
Cash and cash equivalents at the
  beginning of the period                       6,296               140
                                       ---------------   ---------------
Cash and cash equivalents at the end
  of the period                        $        5,327    $        2,935
                                       ===============   ===============

Supplementary disclosure of cash
  flow information:
 Cash paid during the period for
   Interest                            $           12    $            9
   Income taxes                                    50    $            7


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                      VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

(A)	Basis of Presentation

	The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 29, 2007 for additional information.

      The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 28, 2007, and the results of operations for the three-month periods ended September
28, 2007 and September 29, 2006. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

      Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price construction and engineering contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated.
Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.

(D)	Income Taxes

	At September 28, 2007, the Company had approximately $2.2 million in deferred tax assets which primarily relate to net operating loss and tax credit carry forwards. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

                VERSAR, INC. AND SUBSIDIARIES
    Notes to Consolidated Financial Statements (continued)

(E)	Debt

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (7.25% as of September 28, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit reduces the Company's availability on the line of credit. The line of credit capacity at September 28, 2007 was $5.9 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November
2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of September 28, 2007.

	The Company believes that with its current cash balance of over $5.3 million along with the anticipated cash flows, cash provided by operating activities will be sufficient to meet the Company's liquidity needs within the current fiscal year. Expected capital requirements for fiscal year 2008 are approximately $750,000 primarily to maintain the Company's existing information technology systems. Such capital requirements will be funded through existing working capital.

(F)	Goodwill and Other Intangible Assets

	On January 30, 1998, Versar completed the acquisition of
The Greenwood Partnership, P.C. subsequently renamed (Versar
Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Company's Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment's financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

	On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group,
Inc., a subsidiary of Parsons Corporation's for a purchase price of approximately $260,000 in cash. The Cultural Resources
Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company's existing and future capabilities in cultural resources work enhancing and complimenting Versar's environmental core business.
The Cultural Resources Group was incorporated into the Company's Compliance and Environmental Programs business segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gave Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Substantially all of the purchase price was allocated to contract rights and was amortized over a three-year period. In fiscal year 2007, the Company recorded approximately $78,000 amortization expense for Culture Resources intangible assets. At June 29, 2007, the remaining balance of the intangible asset was written off due to the completion of Parson's agreement, which was not renewed.

                  VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

(G)	Net Income Per Share

	Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company's common stock equivalents consist of stock options and restricted stock units.

                                              For the Three-Month
                                                 Periods Ended
                                       ---------------------------------
                                        September 28,     September 29,
                                            2007                2006
                                       ---------------   ---------------

Weighted average common shares
  outstanding - basic                       8,809,255         8,147,879

Assumed exercise of options and
  vesting of restricted stock
  units (treasury stock method)               459,126           281,251
                                       ---------------   ---------------

Weighted average common shares
  outstanding - basic/diluted               9,268,381         8,429,130
                                       ===============   ===============


(H)	Common Stock

	The Company issued approximately 161,000 shares of common stock upon the exercise of stock options during the three months ended September 28, 2007. Total proceeds from the exercise of such stock options were approximately $628,000. The Company also awarded 93,000 shares of restricted stock to its executive officers and employees for their performance and contribution to the Company.

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

(I)	Stock-Based Compensation

      Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). In the first three months of fiscal year 2008, the Company has awarded 93,000 shares of restricted stock to employees.
Stock-based compensation expense relating to restricted stock and options was $105,000 and $8,000 for the first three months of fiscal year 2008 and 2007, respectively, was included in the Consolidated Statements of Operations.

      In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's". The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. Approximately 229,700 shares are available for future grant at September 28, 2007.

                  VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

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

	In November 1996, the stockholders approved the Versar 1996 Stock Option Plan (the 1996 Plan) to provide employees and directors of the Company and certain other persons an incentive to remain as employees of the Company and to encourage superior performance. The Company also maintains the Versar 1992 Stock Option Plan (the "1992 Plan"). Options covering all shares reserved under these plans have been granted.

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

	A summary of activity under the Company's stock option plans as of September 28, 2007, and changes during the first three months of fiscal year 2008 are presented below:

                                                    Weighted-
                                       Weighted-     Average    Aggregate
                                        Average     Remaining   Intrinsic
                          Shares       Exercise    Contractual    Value
       Options        (in thousands)     Price        Term       ($000)
--------------------  --------------   ---------   -----------  ----------
Outstanding at
  June 30, 2007                 838    $   3.25
Exercised                      (156)   $   3.89
                      --------------   ---------
Outstanding at
  September 28, 2007            682    $   3.10          5.18   $   1,197
                      ==============   =========   ===========  ==========

Exercisable at
  September 28, 2007            646    $   3.12          5.14   $   1,136
                      ==============   =========   ===========  ==========

	As of September 28, 2007, there were unvested options to purchase approximately 36,000 shares outstanding under the plans. Estimated compensation costs of $4,000 are expected to be recognized over a weighted-average period of one year. The total fair value of these unvested options is approximately $60,000 as of September 28, 2007.

                    VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(J)	Business Segments

	The Company evaluates and measures the performance of its business segments based on gross revenue, gross profit and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments.

	Management re-evaluated its segment reporting in fiscal year 2007 due to significant growth in its business and changes in the internal reporting of business segment financial information. The Company's business is now operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The Chief Operating Decision Maker (CODM) reviews financial performance based upon these operating segments.

	These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. Segment information in previous periods has been revised to conform to the current structure.

	The Program Management business segment manages larger more complex projects whose business processes and management are unique to the rest of the Company. The Compliance and Environmental Programs business segment provides consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including testing and evaluation and personal protective solutions to meet our clients' needs.

                  VERSAR, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (continued)

	Summary of financial information for each of the Company's segments follows:

                                            For the Three-Months Ended
                                         ---------------------------------
                                          September 28,     September 29,
                                              2007                2006
                                         ---------------   ---------------
                                                  (In thousands)
GROSS REVENUE
-------------
 Program Management                      $       17,263    $       12,325
 Compliance and Environmental Programs            8,226             6,477
 Professional Services                            1,455             1,736
 National Security                                1,938             1,747
                                         ---------------   ---------------
                                         $       28,882    $       22,285
                                         ===============   ===============

GROSS PROFIT (A)
----------------
 Program Management                      $        2,282    $          974
 Compliance and Environmental Programs              680               772
 Professional Services                              248               378
 National Security                                  289                24
                                         ---------------   ---------------
                                         $        3,499    $        2,148

Selling, general and administrative
 Expenses                                        (1,776)           (1,497)
                                         ---------------   ---------------

OPERATING INCOME                         $        1,723    $          651
                                         ===============   ===============

(A) Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.


                                                    Years Ended
                                         ---------------------------------
                                          September 28,        June 29,
                                              2007               2007
                                         ---------------   ---------------
                                                   (In thousands)

IDENTIFIABLE ASSETS
-------------------
 Program Management                      $       12,981    $       11,497
 Compliance and Environmental Programs            9,415            10,042
 Professional Services                            1,382             1,651
 National Security                                2,294             1,985
 Corporate and Other                              9,591            11,642
                                         ---------------   ---------------

Total Assets                             $       35,663    $       36,817
                                         ===============   ===============

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, described in our Form 10-K for fiscal year ended June 29, 2007 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Financial Trends
----------------

	Operating results for the Company were relatively flat through fiscal year 2006, but began to improve in fiscal year 2007. Prior to fiscal year 2007, the Company's gross revenues and gross profits were relatively stagnant. In fiscal year 2006, the Company's operating results were further impacted by decreases in federal funding. During 2006, the Company took a number of steps to eliminate non-performing operations as well as significantly reduce fixed facility costs.

	In fiscal year 2006, the Company's gross revenues declined primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and as a result, the Company's funded backlog increased by 55% to $48 million. By the end of fiscal year 2007, as a result of continued efforts to grow the business and success in securing new contracts, increased funded backlog by an additional 19% to $57 million.

	In the first quarter of fiscal year 2008, the Company's funded backlog further increased to $91 million, a 60% increase over that reported at the end of fiscal year 2007. The increase is primarily due to additional funding by the Air Force in support of the Company's continuing Title II efforts to support the reconstruction work in Iraq.

	Approximately 40% of the Company's business volume related to the war in Iraq in fiscal year 2007. However, the Company is taking steps to further diversify the business in anticipation that those efforts in Iraq will eventually be reduced or eliminated.
The Company's current primary business development focus is on BRAC efforts and requirements which have been delayed as a result of the war in Iraq.

	The Company re-evaluated its segment reporting in fiscal year 2007 due to the business growth and changes in its business mix during the year. The Company's business is now operated through four segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. Information in previous periods has been allocated among these segments as discussed below for comparative purposes.

	There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:

	*	General economic or political conditions;
	*	Threatened or pending litigation;
	*	The timing of expenses incurred for corporate initiatives;
	*	Employee hiring, utilization, and turnover rates;

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	*	The seasonality of spending in the federal government and
            for commercial clients;
	*	Delays in project contracted engagements;
	*	Unanticipated contract changes impacting profitability;
	*	Reductions in prices by our competitors;
	*	The ability to obtain follow-on project work;
	*	Failure to properly manage projects resulting in additional
            costs;
	*	The cost of compliance for the Company's laboratories;
	*	The results of a negative government audit potentially
            impacting our costs, reputation and ability to work with
            the federal government;
	*	Loss of key personnel;
	*	The ability to compete in a highly competitive environment;
		and
	*	Federal funding delays due to war in Iraq.

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2008 and 2007
-----------------------------------------------------

                                            For the Three-Months Ended
                                         ---------------------------------
                                          September 28,     September 29,
                                              2007                2006
                                         ---------------   ---------------
                                                  (In thousands)
GROSS REVENUE
-------------
 Program Management                      $       17,263    $       12,325
 Compliance and Environmental Programs            8,226             6,477
 Professional Services                            1,455             1,736
 National Security                                1,938             1,747
                                         ---------------   ---------------
                                         $       28,882    $       22,285
                                         ===============   ===============

 	Gross revenue for the first quarter of fiscal year 2008 was $28,882,000, an increase of $6,597,000 (30%) over that reported in the first quarter of fiscal year 2007. Gross revenue increased during the first quarter of fiscal year 2008 in each of our segments other than the Professional Services business segment. Gross revenue for the Program Management business segment was $17,263,000, an increase of $4,938,000 (40%) over that reported in the first quarter of fiscal year 2007. The increase is attributable to our efforts on behalf of the Air Force and the Army in Iraq as part of their reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment was $8,226,000, an increase of $1,749,000 (27%) over that reported in the first quarter of fiscal year 2007. The increase is attributable to increased work for municipal aquatic facilities. Gross revenue for the National Security business segment was $1,938,000, an increase of $191,000 (11%) over that reported in the first quarter of fiscal year 2007. The increase is attributable to revenue from increased laboratory testing during the quarter. Gross revenue for the Professional Services business segment was $1,455,000, a decrease of $281,000 (16%) over that reported in the first quarter of fiscal year 2007. The decrease was attributable to funding delays and the completion of task orders during the quarter.

	Purchased services and materials increased by $4,500,000 (33%) in the first quarter of fiscal year 2008 compared to that reported in the first quarter of fiscal year 2007. The increase was attributable to increases in subcontracted work in the Program
Management business segment and Compliance and Environmental
Programs business segments.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $746,000 (12%) in the first quarter of fiscal year 2008 compared to that reported in the first quarter of fiscal year 2007. The increase is due to increased marketing and sales costs, and staffing and recruiting costs in support of the Company's business growth during the first quarter of fiscal year 2008.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Gross profit for the first quarter of fiscal year 2008 was $3,499,000, a $1,351,000 (63%) increase over that reported in the first quarter of fiscal year 2007. The increase is attributable to the increased gross revenues as mentioned above, while the Company continued to control costs.

                                             For the Three-Months Ended
                                         ---------------------------------
                                          September 28,     September 29,
                                              2007                2006
                                         ---------------   ---------------
                                                  (In thousands)
GROSS PROFIT
------------
 Program Management                      $        2,282    $          974
 Compliance and Environmental Programs              680               772
 Professional Services                              248               378
 National Security                                  289                24
                                         ---------------   ---------------
                                         $        3,499    $        2,148
                                         ===============   ===============

 	Selling, general and administrative expenses increased by $279,000 during the first quarter of fiscal year 2008 compared to that reported in the first quarter of fiscal year 2007. The increase is primarily due to costs of increased business development activity to continue the business growth of the Company.

	Operating income for the first quarter of fiscal year 2008 was $1,723,000, a $1,072,000 (165%) increase over that reported in the first quarter of fiscal year 2007. The increase is primarily due to increased gross profit for the Program Management business segment of $2,282,000, an increase of $1,308,000 (134%) over that reported in the first quarter of fiscal year 2007. The increase is due to the increased gross revenues and improved operating margins as a result of the increased business volume. Operating income for the Compliance and Environmental Programs business segment for the first quarter of fiscal year 2008 was $680,000, a decrease of $92,000 (12%) over that reported in the first quarter of fiscal year 2007. The decrease is due to increased business development costs during the quarter. Operating income for the Professional Services business segment was $248,000, a decrease of $130,000 (34%) over that reported in the first quarter of fiscal year 2007. The decrease is due to completed delivery orders during the quarter, and funding delays due to the war effort in Iraq. Operating income for the National Security business segment for the first quarter of fiscal year 2008 was $289,000, an increase of $265,000 over that reported in the first quarter of fiscal year 2007. The increase is due to increased laboratory work and improved operating margins during the quarter.

	Interest income, net for the first quarter of fiscal year 2008 was $64,000, an increase of $75,000 compared to interest expense, net of $11,000 reported in the first quarter of fiscal year 2007. The increase was due to the interest earned on short-term investment of cash balances maintained with the Company's bank.

	Income tax expense for the first quarter of fiscal year 2008 was $770,000 an increase of $736,000 over that reported in the first quarter of fiscal year 2007. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company's continued improved financial performance and funded contract backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset. At the end of the first quarter of fiscal year 2008, the Company has approximately $2.2 million of tax assets available.

	Versar's net income for the first quarter of fiscal year 2008 was $1,017,000 compared to $606,000 in the first quarter of fiscal year 2007. The increase was due to the increased gross revenues and operating margins, in part offset by the tax expense discussed above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of September 28, 2007 approximated $18,161,000, an increase of $1,985,000 (12%) from June 29, 2007. In addition, at September 28, 2007, the Company's current ratio was 2.39, an improvement over the 2.01 current ratio reported on June 29, 2007. The increase was due to the reduction of current liabilities during the quarter.

      The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest minus 0.5% (7.25% as of September 28, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier. The letter of credit reduces the Company's borrowing base on the line of credit. As of September 28, 2007, there were no borrowings under the line of credit. The line of credit capacity at September 28, 2007 was $5.9 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least
1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company's ability to finance its working capital requirements. At September 28, 2007, the Company was in compliance with the financial covenants.

	The Company believes that the current cash balance of over $5.3 million along with anticipated cash flows from operations will be sufficient to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2008 are approximately $750,000 primarily to maintain our existing information technology systems. Such capital requirements will be funded through existing working capital.

Critical Accounting Policies and Related Estimates That Have a
Material Effect on Versar's Consolidated Financial Statements

	Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company's consolidated, financial position, and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and in our annual report on Form 10-K filed for our 2007 fiscal year.

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

	Deferred tax valuation assets: The Company has approximately $2.2 million in deferred tax, net assets as of September 28, 2007.
In the third quarter of fiscal year 2007, the Company released the entire $2.95 million tax valuation allowance that was previously established against such assets due to improved earnings and the likelihood of using such assets in future periods.

	Asset retirement obligation: In fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 3 1/2 years. The Company is currently rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known and adjusted in accordance with SFAS 143.
During the first quarter of fiscal year 2008, the Company recorded accreation and depreciation expenses of approximately $10,000 and $47,000, respectively, for this obligation.

	Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment's financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	On April 15, 2005, the Company acquired the Cultural Resources Group from Parsons Infrastructure & Technology Group, Inc., a subsidiary of Parsons Corporation's for a purchase price of approximately $260,000 in cash. The Cultural Resources Group, based in Fairfax County, Virginia provides archaeological, cultural and historical services to federal, state and municipal clients across the country. The acquisition expanded the Company's existing and future capabilities in cultural resources work enhancing and complimenting Versar's environmental core business. The Cultural Resources Group was incorporated into the Company's Compliance and Environmental Programs business segment. As part of the acquisition, the Company executed a two year marketing agreement with Parsons which gave Versar the first right of refusal to certain Parsons cultural resources work from existing Parsons' clients. Substantially all of the purchase price was allocated to contract rights and was amortized over a three-year period. In fiscal year 2007, the Company recorded approximately $78,000 amortization expense for Culture Resources intangible assets. At June 29, 2007, the remaining balance of the intangible asset was written off due to the completion of Parson's agreement, which was not renewed.

	Share-based compensation: Effective July 1, 2005, the Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), "Share-Based Payment" (FAS 123(R)). This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and related interpretations and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

	New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more likely than not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 became effective as of July 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no unrecognized tax benefits. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings. The Company conducts business in the US and the Philippines and is subject to tax in those jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to examination by the tax authorities for year prior to June 30, 2003, although carryforward tax attributes that were generated prior to FY 2003 may still be adjusted by the tax authorities if either they have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by the tax authorities in any of the jurisdictions in which it operates. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax provision. For the three months ended
September 30, 2007, there have been no interest and penalties recorded as a component of income tax provision.

	In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. Management is currently evaluating the effect that adoption of this statement may have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

	In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement may have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

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

Business Segments

	Versar currently has four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and
National Security. Details regarding these segments may be found in Note J of the Notes to the Consolidated Financial Statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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



Date:  November 12, 2007