Form 10-Q
period 2007-12-28
VERSAR INC
filed 2008-02-11
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 28, 2007
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-9309
VERSAR, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center Springfield, Virginia	22151

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 750-3000

Not Applicable
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
Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defmed in Rule 12b-2 of the Exchange Act.) Check one:
Large accelerated filer [  ]         Accelerated filer [  ]         Non-accelerated filer [X]         Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 1, 2008

$.01 par value	8,896,236

VERSAR, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1 - Financial Statements — Unaudited

Consolidated Balance Sheets as of December 28, 2007 and June 29, 2007	3

Consolidated Statements of Income for the Three-Month and Six-Month

Periods Ended December 28, 2007 and December 29, 2006	4

Consolidated Statements of Cash Flows for the Six-Month Periods Ended December 28, 2007 and December 29, 2006	5

Notes to Consolidated Financial Statements	6-11

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4T — Procedures and Controls	19

PART II — OTHER INFORMATION

ITEM 1 - Legal Proceedings	20

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 4 - Submission of Matters to a Vote of Stockholders	20

ITEM 6 - Exhibits	21

SIGNATURES	22

EXHIBITS	23-26

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	December 28,	June 29,
	2007	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,502	$6,296
Accounts receivable, net	21,353	22,507
Prepaid expenses and other current assets	799	1,250
Deferred income taxes	1,344	2,107

Total current assets	29,998	32,160
Property and equipment, net	2,348	2,306
Deferred income taxes	370	802
Goodwill	776	776
Other assets	845	773

Total assets	$34,337	$36,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,975	$10,454
Billings in excess of revenue	182	594
Accrued salaries and vacation	1,700	1,604
Accrued bonus	734	1,793
Other liabilities	931	1,539

Total current liabilities	10,522	15,984
Other long-term liabilities	1,426	1,411

Total liabilities	11,948	17,395

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 8,894,935 shares and 8,705,733 shares issued; 8,833,767 and 8,651,742 shares outstanding at December 28, 2007 and June 29, 2007, respectively	89	87
Capital in excess of par value	25,881	24,679
Accumulated deficit	(3,183)	(4,945)
Treasury stock	(444)	(399)
Accumulated other comprehensive income	46	—

Total stockholders’ equity	22,389	19,422

Total liabilities and stockholders’ equity	$34,337	$36,817

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited — in thousands, except per share amounts)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
GROSS REVENUE	$29,355	$21,938	$58,237	$44,223
Purchased services and materials, at cost	17,965	12,484	36,136	26,155
Direct costs of services and overhead	8,323	6,986	15,535	13,452

GROSS PROFIT	3,067	2,468	6,566	4,616
Selling, general and administrative	1,856	1,691	3,632	3,188

expenses
OPERATING INCOME	1,211	777	2,934	1,428
OTHER EXPENSE
Interest expense (income), net	(52)	13	(116)	24
Income tax expense	518	15	1,288	49

NET INCOME	$745	$749	$1,762	$1,355

NET INCOME PER SHARE — BASIC	$0.08	$0.09	$0.20	$0.17

NET INCOME PER SHARE — DILUTED	$0.08	$0.09	$0.19	$0.16

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING — BASIC	8,871	8,154	8,840	8,151

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING — DILUTED	9,231	8,392	9,243	8,412

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Six-Month
	Periods Ended
	December 28,	December 29,
	2007	2006
Cash flows from operating activities
Net income	$1,762	$1,355
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	427	354
Provision for doubtful accounts receivable	1	26
Share based compensation	462	77
Deferred tax expense	1,195	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,154	(3,742)
Decrease in prepaids and other assets	437	585
Decrease in accounts payable	(3,479)	(378)
(Increase) decrease in accrued salaries and vacation	96	(39)
(Decrease) increase in other liabilities	(2,064)	1,413

Net cash used in continuing operating activities	(9)	(349)

Changes in net liabilities of discontinued operations	—	(86)

Net cash used in operating activities	(9)	(435)

Cash flows used in investing activities
Purchase of property and equipment	(469)	(261)
Increase in life insurance policies cash surrender value	(58)	(51)

Net cash used in investing activities	(527)	(312)

Cash flows from financing activities
Net borrowings on bank line of credit	—	608
Proceeds from issuance of common stock	652	24
Purchase of treasury stock	45	—

Net cash provided by financing activities	697	632

Effect of exchange rate changes	45	—

Net increase (decrease) in cash and cash equivalents	206	(115)
Cash and cash equivalents at the beginning of the period	6,296	140

Cash and cash equivalents at the end of the period	$6,502	$25

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$22	$25
Income taxes	92	21
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(A) Basis of Presentation
     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 29, 2007 for additional information.
     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of December 28, 2007, and the results of operations for the six-month periods ended December 28, 2007 and December 29, 2006. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
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
(D) Income Taxes
     At December 28, 2007, the Company had approximately $1.7 million in deferred tax assets which primarily relate to net operating loss and tax credit carry forwards. Given the Company’s continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(E) Debt
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (6.75% as of December 28, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. The line of credit capacity at December 28, 2007 was $6.7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of December 28, 2007.
     The Company believes that with its current cash balance of over $6.5 million along with the anticipated cash flows, cash provided by operating activities will be sufficient to meet the Company’s liquidity needs within the current fiscal year. Expected capital requirements for fiscal year 2008 are approximately $500,000 primarily to maintain the Company’s existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.
(F) Goodwill and Other Intangible Assets
     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Company’s Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(G) Net Income Per Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options and restricted stock units.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
Weighted average common shares	8,871,477	8,153,522	8,840,366	8,150,810
outstanding — basic
Assumed exercise of options and vesting of restricted stock units (treasury stock method)	359,530	238,771	402,566	261,301

Weighted average common shares outstanding — basic/diluted	9,231,007	8,392,293	9,242,932	8,412,111

(H) Common Stock
     The Company issued approximately 189,000 shares of common stock upon the exercise of stock options during the six months ended December 28, 2007. Total proceeds from the exercise of such stock options were approximately $652,000. The Company also awarded 131,500 shares of restricted stock to its board members, executive officers and employees for their performance and contribution to the Company in the first six months of fiscal year 2008.
     Effective January 1, 2005, the Company implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company’s common stock. As amended, the Plan permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The Plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.
(I) Stock-Based Compensation
     In the first six months of fiscal year 2008, the Company awarded 131,500 shares of restricted stock to employees and directors. Stock-based compensation expense relating to restricted stock and options of $462,000 and $77,000 for the first six months ended December 28 and December 29, 2008 and 2007, respectively, and is included in the Consolidated Statements of Income.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. Approximately 213,200 shares are available for future grant under this plan at December 28, 2007.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan provides for the grant of options, restricted stock and other types of stock-based awards to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. No shares remain for future grant.
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
     Under the 1992 Plan, through November 2002, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.
     A summary of activity under the Company’s stock option plans as of December 28, 2007, and changes during the first six months of fiscal year 2008 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 30, 2007	838	$3.25
Exercised	(184)	$3.92
Awarded	10	7.77

Outstanding at December 28, 2007	664	$3.13	4.97	$1,178

Exercisable at December 28, 2007	654	$3.06	4.89	$1,137

     As of December 28, 2007, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. The Company expects to recognize estimated compensation costs of $7,000 over the next twelve months. The total fair value of these unvested options is approximately $42,000 as of December 28, 2007.

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
     The Program Management business segment manages larger more complex projects whose business processes and management are unique to the rest of the Company. The Compliance and Environmental Programs business segment provides consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including testing and evaluation and personal protective solutions to meet our clients’ needs.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
GROSS REVENUE
Program Management	$16,541	$11,967	$33,804	$24,292
Compliance and Environmental Programs	8,699	6,465	16,925	12,942
Professional Services	2,323	1,733	3,778	3,469
National Security	1,792	1,773	3,730	3,520

	$29,355	$21,938	$58,237	$44,223

GROSS PROFIT(A)
Program Management	$2,090	$1,782	$4,372	$2,756
Compliance and Environmental Programs	480	538	1,160	1,310
Professional Services	366	254	614	632
National Security	131	(106)	420	(82)

	$3,067	$2,468	$6,566	$4,616
Selling, general and administrative expenses	(1,856)	(1,691)	(3,632)	(3,188)

OPERATING INCOME	$1,211	$777	$2,934	$1,428

(A)Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	December 28,	June 29,
	2007	2007
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$9,720	$11,497
Compliance and Environmental Programs	10,343	10,042
Professional Services	1,992	1,651
National Security	2,327	1,985
Corporate and Other	9,955	11,642

Total Assets	$34,337	$36,817

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Financial Trends
     Operating results for the Company were relatively flat through fiscal year 2006, but began to improve in fiscal year 2007. The Company adapted to the trends in its business and eliminated non-performing operations and reduced fixed facility costs. This improvement has continued through the first half of fiscal year 2008.
     By the end of fiscal year 2006, project funding began to return to normal levels and as a result, the Company’s funded backlog increased by 55% to $48 million. During fiscal year 2007, the Company continued efforts to grow the business and succeeded in securing several new contracts, resulting in increased funded backlog by an additional 19% to $57 million.
     For the first six months of fiscal year 2008, the Company continued to experience improved performance as a result of increased revenue growth across all business segments. As a result, the Company’s funded backlog further increased to $74 million, a 30% increase over that reported at the end of fiscal year 2007. The increase is primarily due to additional funding by the Air Force in support of the Company’s continuing Title II efforts to support the reconstruction work in Iraq.
     Approximately 40% of the Company’s business volume in fiscal year 2007 related to the war in Iraq. However, the Company is taking steps to further diversify its business in anticipation that those efforts in Iraq will eventually be reduced or eliminated. The Company’s current primary business development focus is on Base Realignment and Closure (BRAC) efforts and requirements which have been delayed as a result of the war in Iraq.
     The Company re-evaluated its segment reporting in fiscal year 2007 due to the business growth and changes in its business mix during the year. The Company’s business is now operated through four segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. These segments are aggregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. Information in previous periods has been allocated among these segments for comparative purposes.
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on project work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to war in Iraq.
Results of Operations
Second Quarter Comparison of Fiscal Year 2008 and 2007

	For the Three-Month Periods Ended
	December 28,	December 29,
	2007	2006
GROSS REVENUE
Program Management	$16,541	$11,967
Compliance and Environmental Programs	8,699	6,465
Professional Services	2,323	1,733
National Security	1,792	1,773

	$29,355	$21,938

     Gross revenue for the second quarter of fiscal year 2008 was $29,355,000, an increase of $7,417,000 (34%) over that reported in the second quarter of fiscal year 2007. Gross revenue for the Program Management business segment was $16,541,000, an increase of $4,575,000 (38%) over that reported in the second quarter of fiscal year 2007. The increase is attributable to our efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment was $8,699,000, an increase of $2,234,000 (35%) over that reported in the second quarter of fiscal year 2007. The increase is attributable to increased work for municipal aquatic facilities. Gross revenue for the Professional Services business segment was $2,323,000, an increase of $590,000 (34%) over that reported in the second quarter of fiscal year 2007. The increase was attributable to a recent $8 million, 2 year contract award with the U.S. Army to provide additional professional services. Gross revenue for the National Security business segment was $1,792,000, a slight increase of $19,000 (1%) over that reported in the second quarter of fiscal year 2007. The increase is attributable to increased laboratory testing during the quarter.
     Purchased services and materials increased by $5,481,000 (44%) in the second quarter of fiscal year 2008 compared to that reported in the second quarter of fiscal year 2007. The increase was attributable to increases in gross revenues in the Program Management business segment and Compliance and Environmental Programs business by 56% and 44%, respectively.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,337,000 (19%) in the second quarter of fiscal year 2008 compared to that reported in the second quarter of fiscal year 2007. The increase is due to increased marketing and sales costs, staffing and recruiting costs in support of the Company’s business growth during the second quarter of fiscal year 2008. In addition, the Company recorded stock compensation expense primarily related to restricted stock of approximately $357,000 during the second quarter of fiscal year 2008.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Gross profit for the second quarter of fiscal year 2008 was $3,067,000, a $599,000 (24%) increase over that reported in the second quarter of fiscal year 2007. The increase is attributable to the increased gross revenues as mentioned above.

	For the Three-Month Periods Ended
	December 28,	December 29,
	2007	2006
GROSS PROFIT(A)
Program Management	$2,090	$1,782
Compliance and Environmental Programs	480	538
Professional Services	366	254
National Security	131	(106)

	$3,067	$2,468

     Selling, general and administrative expenses increased by $165,000 during the second quarter of fiscal year 2008 compared to that reported in the second quarter of fiscal year 2007. The increase is primarily due to increased business development activity to continue the business growth of the Company.
     Operating income for the second quarter of fiscal year 2008 was $1,211,000, a $434,000 (56%) increase over that reported in the second quarter of fiscal year 2007. The increase is primarily due to the increased gross revenues and improved operating business margins during the second quarter of fiscal year 2008. Operating income for the Program Management business segment was $2,090,000, an increase of $308,000 (17%) over that reported in the second quarter of fiscal year 2007. The increase is due to the increased gross revenues as mentioned above. Operating income for the Compliance and Environmental Programs business segment for the second quarter of fiscal year 2008 was $480,000, a decrease of $58,000 (11%) over that reported in the second quarter of fiscal year 2007. The decrease is due to reduced work for the U.S. Environmental Protection Agency in the second quarter of fiscal year 2008 resulting in lower labor utilization and operating income. Operating income for the Professional Services business segment was $366,000, an increase of $112,000 (44%) over that reported in the second quarter in fiscal year 2007. The increase is attributable to the recent U.S. Army contract as mentioned above. Operating income for the National Security business segment for the second quarter of fiscal year 2008 was $131,000, an increase of $237,000 over that reported in the second quarter of fiscal year 2007. The increase is due to increased laboratory work and improved operating margins during the quarter.
     Interest income for the second quarter of fiscal year 2008 was $52,000, compared to interest expense of $13,000 over that reported in the second quarter of fiscal year 2007. The $65,000 increase was due to the interest earned on cash balances maintained with the Company’s bank.
     Income tax expense for the second quarter of fiscal year 2008 was $518,000 an increase of $503,000 over that reported in the second quarter of fiscal year 2007. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance and funded contract backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset. At the end of the second quarter of fiscal year 2008, the Company has approximately $1.7 million of tax assets available. Currently, the Company is only paying certain state and federal tax minimums. Approximately $92,000 was paid in income tax in the first six months of fiscal year 2008. The remaining accruals reduce the Company’s deferred tax asset on the balance sheet. The non-cash tax accruals have the effect of reducing earnings as compared to prior periods where minimal tax expense was included.
     Versar’s net income for the second quarter was $745,000 compared to $749,000 in the second quarter of fiscal year 2007. The slight decrease was due to the increased income tax expense as mentioned above.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The First Six Months Comparison of Fiscal Year 2008 and 2007

	For the Six-Month Periods Ended
	December 28,	December 29,
	2007	2006
GROSS REVENUE
Program Management	$33,804	$24,292
Compliance and	16,925	12,942
Environmental Programs
Professional Services	3,778	3,469
National Security	3,730	3,520

	$58,237	$44,223

     Gross revenue for the first six months of fiscal year 2008 was $58,237,000, an increase of $14,014,000 (32%) over that reported in the first six months of fiscal year 2007. Gross revenue for the Program Management business segment was $33,804,000, an increase of $9,512,000 (39%) over that reported in the first six months of fiscal year 2007. The increase is attributable to our efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment was $16,925,000, an increase of $3,983,000 (31%) over that reported in the first six months of fiscal year 2007. The increase is attributable to increased work for municipal aquatic facilities. Gross revenue for the Professional Services business segment was $3,778,000, an increase of $309,000 (9%) over that reported in the first six months of fiscal year 2007. The increase was attributable to a recent new contract award with the U.S. Army to provide additional professional services. Gross revenue for the National Security business segment was $3,730,000, an increase of $210,000 (6%) over that reported in the first six months of fiscal year 2007. The increase is attributable to increased laboratory testing during the first six months of fiscal year 2008.
     Purchased services and materials increased by $9,981,000 (38%) in the first six months of fiscal year 2008 compared to that reported in the first six months of fiscal year 2007. The increase was attributable to increases in gross revenues in the Program Management business segment and Compliance and Environmental Programs business by 56% and 44%, respectively.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $2,083,000 (16%) in the first six months of fiscal year 2008 compared to that reported in the first six months of fiscal year 2007. The increase is due to increased marketing and sales costs, staffing and recruiting costs in support of the Company’s business growth during the second quarter of fiscal year 2008. In addition, the company recorded stock compensation expense primarily related to restricted stock of approximately $462,000 in the first six months of fiscal year 2008.
     Gross profit for the first six months of fiscal year 2008 was $6,566,000, a $1,950,000 (42%) increase over that reported in the first six months of fiscal year 2007. The increase is attributable to the increased gross revenues as mentioned above.

	For the Six-Month Periods Ended
	December 28,	December 29,
	2007	2006
GROSS PROFIT(A)
Program Management	$4,372	$2,756
Compliance and Environmental Programs	1,160	1,310
Professional Services	614	632
National Security	420	(82)

	$6,566	$4,616

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Selling, general and administrative expenses increased by $444,000 during the first six months of fiscal year 2008 compared to that reported in the first six months of fiscal year 2007. The increase is primarily due to increased business development activity to continue the business growth of the Company.
     Operating income for the first six months of fiscal year 2008 was $2,934,000, a $1,506,000 (106%) increase over that reported in the first six months of fiscal year 2007. The increase is primarily due to the increased gross revenues and improved operating business margins during the first six months of fiscal year 2008. Operating income for the Program Management business segment for the first six months of fiscal year 2008 was $4,372,000, an increase of $1,616,000 (59%) over that reported in the first six months of fiscal year 2007. The increase is due to the increased gross revenues and operating margins. Operating income for the Compliance and Environmental Programs business segment for the first six months of fiscal year 2008 was $1,160,000, a decrease of $150,000 (11%) over that reported in the first six months of fiscal year 2007. The decrease is due to reduced work for the U.S. Environmental Protection Agency and lower operating performance in the western compliance and environmental office locations at the end of the first six months of fiscal year 2008. Operating income for the National Security business segment for the first six months of fiscal year 2008 was $420,000, an increase of $502,000 over that reported in the first six months of fiscal year 2007. The increase is due to increased laboratory work and improved operating margins during the period. Operating income for the Professional Services business segment was $614,000, a decrease of $18,000 (3%) over that reported in the first six months of fiscal year 2007. The decrease is attributable to the lower operating performance in the first quarter of fiscal year 2008, which has substantially improved in the second quarter due to the increased gross revenues as mentioned above.
     Interest income for the second quarter of fiscal year 2008 was $116,000, an increase of $140,000 over that reported in the first six months of fiscal year 2007. The increase was due to the interest earned on cash balances maintained with the Company’s bank.
     Income tax expense for the first six months of fiscal year 2008 was $1,288,000 an increase of $1,239,000 over that reported in the first six months of fiscal year 2007. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance and funded contract backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset. At the end of the first six months of fiscal year 2008, the Company has approximately $1.7 million of tax assets available. Currently, the Company is only paying certain state and federal tax minimums. Approximately $92,000 was paid in income tax in the first six months of fiscal year 2008. The remaining accruals reduce the Company’s deferred tax asset on the balance sheet. The non-cash tax accruals have the effect of reducing earnings as compared to prior periods where minimal tax expense was included.
     Versar’s net income for the first six months was $1,762,000 compared to $1,355,000 in the first six months of fiscal year 2007. The increase was attributable to the increased operating performance.
Liquidity and Capital Resources
     The Company’s working capital as of December 28, 2007 approximated $19,476,000, an increase of $3,300,000 (20%) from June 29, 2007. In addition, at December 28, 2007, the Company’s current ratio was 2.88, an improvement over the 2.01 current ratio reported on June 29, 2007. The increase was due to the reduction of current liabilities during the quarter.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest minus 0.5% (6.75% as of December 28, 2007). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier. The letter of credit reduces the Company’s borrowing base on the line of credit. As of September 28, 2007, there were no borrowings under the line of credit. The line of credit capacity at December 28, 2007 was $6.7 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At December 28, 2007, the Company was in compliance with the financial covenants.
     The Company believes that the current cash balance of over $6.5 million along with anticipated cash flows from operations will be sufficient to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2008 are approximately $500,000 primarily to maintain our existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.
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
     From time to time we may proceed with work based on customer direction pending finalizing and signing contract funding documents. We have an internal process for approving any such work. The Company recognizes revenue based on actual costs incurred to the extent that the funding is assessed as probable. In evaluating the probability of the receipt of funding, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as they are incurred.
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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Asset retirement obligation: In fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 3 1/2 years. The Company is currently rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, adjustments to the record expense accrual will be reflected when they become known in accordance with SFAS 143. During the first six months of fiscal year 2008, the Company recorded accreation and depreciation expenses of approximately $91,000 for this obligation.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or (VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation.
     Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
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
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of income taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The regulation provides that a company cannot record tax benefits of a transaction unless it is more likely than not that the company will be entitled to the benefits from the tax position recorded. FIN No. 48 became effective as of July 1, 2007. As a result of the implementation of FIN 48, the Company conducted a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no unrecognized tax benefits. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings. The Company conducts business in the US and the Philippines and is subject to tax in those jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to examination by the tax authorities for years prior to June 30, 2003, although carryforward tax attributes that were generated prior to fiscal year 2003 may still be adjusted by the tax authorities if either of the tax attributes have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by any tax authorities in any of the jurisdictions in which it operates.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. Management is currently evaluating the effect that adoption of this statement may have on the Company’s consolidated financial position and results of operations when adopted for the third quarter of fiscal year 2008.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement may have on the Company’s consolidated financial position and results of operations when it becomes effective for the Company’s 2009 fiscal year.
Impact of Inflation
     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost-plus-fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.
Contingencies
     Versar and its subsidiaries are parties to various legal actions arising in the normal course of business. The Company believes that the ultimate resolution of these legal actions will not have a material adverse effect on its consolidated financial position and results of operations. (See Part II, Item 1 — Legal Proceedings).
Business Segments
     Versar currently has four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. See Note J of the Notes to the Consolidated Financial Statements for details regarding these segments.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to interest rate risk and other relevant market risk is not material.
Item 4T — Procedures and Controls
     As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.
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
     There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     In December 2007, one key employee surrendered 7,177 shares of common stock to pay for the exercise of stock options. The purchase price of these treasury stocks was based on the closing price of the Company’s common stock on the American Stock Exchange on the date of surrender.
Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average Price Paid	Announced Plans or	Purchased Under the
Period	Of Shares Purchased*	Per Share	Programs	Plans or Programs
December 2007	7,177	$6.27	—	—
Total	7,177	$6.27	—	—
*Represents shares surrendered to pay the exercise price of stock options exercised during the month. The average price paid per share is based on the value placed on the shares for purposes of such surrender, which was equal to the closing price of a share of the Company’s common stock on the American Stock Exchange on the date of surrender.
Item 4 — Submission of Matters to a Vote of Stockholders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 14, 2007. The matters voted on at the Annual Meeting were as follows:
     (1) The Election of Directors
     The election of nine nominees to serve as directors of the Company was approved as indicated below:

	For	Withheld

Robert L. Durfee	7,064,775	888,676
Fernando V. Galaviz	7,832,459	120,992
James L. Gallagher	7,865,451	88,000
James V. Hansen	7,920,729	32,722
Amoretta M. Hoeber	7,923,257	30,194
Paul J. Hoeper	7,923,429	30,022
Michael Markels, Jr.	6,962,632	990,819
Amir A. Metry	7,921,257	32,194
Theodore M. Prociv	7,922,249	31,202

(2)	The appointment of Grant Thornton LLP as independent accountants for fiscal year 2008 was ratified as indicated below:

For	Against	Abstain

7,858,480	88,164	6,807

Item 6 — Exhibits
     (a) Exhibits
     31.1 and 31.2 — Certification pursuant to Securities Exchange Act Section 13a-14.
     32.1 and 32.2 — Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC. (Registrant)

By:	/s/ Theodore M. Prociv
Theodore M. Prociv
Chief Executive Officer, President, and Director

By:	/s/ Lawrence W. Sinnott
Lawrence W. Sinnott
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer

Date: February 11, 2008