Form 10-Q
period 2008-03-28
VERSAR INC
filed 2008-05-12
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 28, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                     Non-accelerated filer ☑                     Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2008

$.01 par value	9,079,681

VERSAR, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements — Unaudited

Consolidated Balance Sheets as of March 28, 2008 and June 29, 2007	3

Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended March 28, 2008 and March 30, 2007	4

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended March 28, 2008 and March 30, 2007	5

Notes to Consolidated Financial Statements	6-11

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4T — Procedures and Controls	19

PART II – OTHER INFORMATION

ITEM 1 - Legal Proceedings	20

ITEM 6 - Exhibits	20

SIGNATURES	21

EXHIBITS	22-25

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	March 28,	June 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,757	$6,296
Accounts receivable, net	22,297	22,507
Prepaid expenses and other current assets	2,160	1,250
Deferred income taxes	1,125	2,107

Total current assets	33,339	32,160

Property and equipment, net	2,270	2,306
Deferred income taxes	511	802
Goodwill	776	776
Other assets	820	773

Total assets	$37,716	$36,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,900	$10,454
Billings in excess of revenue	398	594
Accrued salaries and vacation	2,248	1,604
Accrued bonus	1,676	1,793
Other liabilities	1,976	1,539

Total current liabilities	12,198	15,984

Other long-term liabilities	1,390	1,411

Total liabilities	13,588	17,395

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,023,455 shares and 8,705,733 shares issued; 8,939,421 and 8,651,742 shares outstanding at March 28, 2008 and June 29, 2007, respectively	90	87
Capital in excess of par value	26,860	24,679
Accumulated deficit	(2,270)	(4,945)
Treasury stock	(578)	(399)
Accumulated other comprehensive income	26	—

Total stockholders’ equity	24,128	19,422

Total liabilities and stockholders’ equity	$37,716	$36,817

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited – in thousands, except per share amounts)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
GROSS REVENUE	$28,874	$28,313	$87,111	$72,536
Purchased services and materials, at cost	16,212	17,465	52,348	43,620
Direct costs of services and overhead	8,866	7,988	24,401	21,440

GROSS PROFIT	3,796	2,860	10,362	7,476

Selling, general and administrative expenses	2,250	1,734	5,882	4,922

OPERATING INCOME	1,546	1,126	4,480	2,554

OTHER EXPENSE
Interest expense (income), net	(35)	29	(151)	53
Income tax expense (benefit)	668	(2,000)	1,956	(1,951)

NET INCOME	$913	$3,097	$2,675	$4,452

NET INCOME PER SHARE – BASIC	$0.10	$0.38	$0.30	$0.55

NET INCOME PER SHARE – DILUTED	$0.10	$0.36	$0.29	$0.53

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	8,985	8,176	8,890	8,159

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	9,257	8,564	9,246	8,473

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited – in thousands)

	For the Nine-Month
	Periods Ended
	March 28,	March 30,
	2008	2007
Cash flows from operating activities
Net income	$2,675	$4,452

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	658	522
Provision for doubtful accounts receivable	(1)	214
Share based compensation	688	154
Deferred taxes	1,824	(2,003)

Changes in assets and liabilities
Decrease (increase) in accounts receivable	211	(4,384)
Increase in prepaids and other assets	(948)	(337)
(Decrease) increase in accounts payable	(4,554)	2,297
Increase in accrued salaries and vacation	644	490
Increase in other liabilities	103	2,092

Net cash provided by continuing operating activities	1,300	3,497

Changes in net liabilities of discontinued operations	—	(214)

Net cash provided by operating activities	1,300	3,283

Cash flows used in investing activities
Purchase of property and equipment	(622)	(376)
Increase in life insurance policies cash surrender value	(10)	(58)

Net cash used in investing activities	(632)	(434)

Cash flows from financing activities
Proceeds from issuance of common stock	946	136
Purchase of treasury stock	(179)	—

Net cash provided by financing activities	767	136

Effect of exchange rate changes	26	—

Net increase in cash and cash equivalents	1,461	2,985
Cash and cash equivalents at the beginning of the period	6,296	140

Cash and cash equivalents at the end of the period	$7,757	$3,125

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$39	$53
Income taxes	135	25
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
     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of March 28, 2008, and the results of operations for the three and nine-month periods ended March 28, 2008 and March 30, 2007. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
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
(D) Income Taxes
     At March 28, 2008, the Company had approximately $1.6 million in deferred tax assets which primarily relate to net operating loss and tax credit carry forwards. Given the Company’s continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(E) Debt
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (4.75% as of March 28, 2008). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. The line of credit capacity at March 28, 2008 was $3.6 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of March 28, 2008.
     Management believes that with its current cash balance of over $7.7 million along with the anticipated cash provided by operating activities and existing capacity on the line of credit, there is sufficient capital to meet the Company’s liquidity needs within the current fiscal year. Expected capital requirements for the remainder of fiscal year 2008 are approximately $250,000 primarily to maintain the Company’s existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.
(F) Goodwill and Other Intangible Assets
     On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Company’s Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment substantially exceeded the carrying value of the net assets of $6.5 million as of June 29, 2007. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.

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

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	8,984,653	8,175,709	8,890,338	8,159,185

Assumed exercise of options and vesting of restricted stock units (treasury stock method)	271,963	388,402	355,962	314,117

Weighted average common shares outstanding – diluted	9,256,616	8,564,111	9,246,300	8,473,302

(H) Common Stock
     The Company issued approximately 240,000 shares of common stock upon the exercise of stock options during the nine months ended March 28, 2008. Total proceeds from the exercise of such stock options were approximately $946,000. The Company also issued 78,100 shares of restricted stock to its board members, executive officers and employees for their performance and contribution to the Company.
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
(I) Stock-Based Compensation
     In the first nine months of fiscal year 2008, the Company awarded 131,500 shares of restricted stock and non-qualified stock options to employees, directors, and service providers. Stock-based compensation expense relating to restricted stock and options of $688,000 and $154,000 for the first nine months ended March 28, 2008 and March 30, 2007, respectively, is included in the Consolidated Statements of Income.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. Approximately 213,200 shares are available for future grant under this plan at March 28, 2008.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 2002 Plan, until approval of the 2005 Plan, options, restricted stock and other types of stock-based awards are granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. No shares remain for future grant under this plan.
     Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.
     Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire.
     A summary of activity under the Company’s stock option plans as of March 28, 2008, and changes during the first nine months of fiscal year 2008 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 30, 2007	838	$3.25
Exercised	(234)	$3.94
Awarded	10	7.77
Cancelled	(6)	4.15

Outstanding at March 28, 2008	608	$3.05	4.85	$1,056

Exercisable at March 28, 2008	598	$2.97	4.78	$1,015

     As of March 28, 2008, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company’s stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $7,000 over the next twelve months related to these unvested options. The total fair value of these unvested options is approximately $42,000 as of March 28, 2008.

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
     These segments were segregated based on the nature of the work, business processes, customer base and business environment in which each of the segments operates.
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

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
GROSS REVENUE
Program Management	$17,823	$15,588	$51,627	$39,880
Compliance and Environmental Programs	6,859	8,823	23,784	21,765
Professional Services	2,160	2,106	5,938	5,575
National Security	2,032	1,796	5,762	5,316

	$28,874	$28,313	$87,111	$72,536

GROSS PROFIT(A)
Program Management	$2,608	$1,792	$6,980	$4,548
Compliance and Environmental Programs	490	578	1,650	1,888
Professional Services	346	352	960	984
National Security	352	138	772	56

	$3,796	$2,860	$10,362	$7,476

Selling, general and administrative expenses	(2,250)	(1,734)	(5,882)	(4,922)

OPERATING INCOME	$1,546	$1,126	$4,480	$2,554

(A)	Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	March 30,	June 29,
	2008	2007
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$11,652	$11,497
Compliance and Environmental Programs	9,164	10,042
Professional Services	2,482	1,651
National Security	1,923	1,985
Corporate and Other	12,495	11,642

Total Assets	$37,716	$36,817

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
Financial Trends
     Operating results for the Company were relatively flat through fiscal year 2006, but began to improve in fiscal year 2007. The Company adapted to the trends in its business and eliminated non-performing operations and reduced fixed facility costs. This improvement has continued through the first nine months of fiscal year 2008.
     By the end of fiscal year 2006, project funding began to return to normal levels and as a result, the Company’s funded backlog increased by 55% to $48 million. During fiscal year 2007, the Company continued efforts to grow the business and succeeded in securing several new contracts, resulting in increased funded backlog by an additional 19% to $57 million at the end of fiscal year 2007.
     For the first nine months of fiscal year 2008, the Company continued to experience improved performance as a result of increased revenue growth across all business segments. As a result, the Company’s funded backlog further increased to $67 million at March 28, 2008, an 18% increase over that reported at the end of fiscal year 2007. The increase is primarily due to additional funding by the Air Force in support of the Company’s continuing Title II efforts to support the reconstruction work in Iraq.
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
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on project work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment;

•	Federal funding delays due to war in Iraq; and

•	Reduction of funding of reconstruction work in Iraq.
Results of Operations
Third Quarter Comparison of Fiscal Year 2008 and 2007

	For the Three-Month Periods Ended
	March 28,	March 30,
	2008	2007
GROSS REVENUE
Program Management	$17,823	$15,588
Compliance and Environmental Programs	6,859	8,823
Professional Services	2,160	2,106
National Security	2,032	1,796

	$28,874	$28,313

     Gross Revenue for the third quarter of fiscal year 2008 was $28,874,000, an increase of $561,000 (2%) over that reported for the third quarter of fiscal year 2007. Gross revenues for the Program Management business segment was $17,823,000, an increase of $2,235,000 (14%) over that reported for the third quarter of fiscal year 2007. The increase is attributable to the Company’s efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenues for the Compliance and Environmental Programs business segment was $6,859,000, a decrease of $1,964,000 (22%) over that reported for the third quarter of fiscal year 2007. The decrease is primarily due to reduced municipal aquatic facility work and reduced environmental compliance work. Gross revenues for the Professional Services business segment for the third quarter of fiscal year 2008 was $2,160,000, an increase of $54,000 (3%) over that reported for the third quarter of fiscal year 2007. The increase is due to the additional work awarded at the end of the first quarter of fiscal year 2008 in support of the U.S. Army. Gross revenue for the National Security business segment for the third quarter of fiscal year 2008 was $2,032,000, an increase of $236,000 (13%) over that reported for the third quarter of fiscal year 2007. The increase is attributable to additional personal protective suit royalty income during the quarter.
     Purchased services and materials decreased by $1,253,000 (7%) in the third quarter of fiscal year 2008 compared to that reported in the third quarter of fiscal year 2007. The decrease was attributable to the decrease in work in the Compliance and Environmental Programs business segment as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $878,000 (11%) in the third quarter of fiscal year 2008 compared to that reported in the third quarter of fiscal year 2007. The increase is due to additional costs required to support business growth efforts in the Program Management and Professional Services business segments.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Gross profit for the third quarter of fiscal year 2008 was $3,796,000, an increase of $936,000 (33%) over that reported in the third quarter of fiscal year 2007. The increase is attributable to the increased gross revenues in the Program Management and National Security business segments as mentioned above.

	For the Three-Month Periods Ended
	March 28,	March 30,
	2008	2007
GROSS PROFIT(A)
Program Management	$2,608	$1,792
Compliance and Environmental Programs	490	578
Professional Services	346	352
National Security	352	138

	$3,796	$2,860

     Selling, general and administrative expenses increased by $516,000 during the third quarter of fiscal year 2008 compared to that reported in the third quarter of fiscal year 2007. The increase is primarily due to increased business development activities, restricted stock expense and business infrastructure support to continue the business growth of the Company.
     Operating income for the third quarter of fiscal year 2008 was $1,546,000, an increase of $420,000 (37%) over that reported in the third quarter of fiscal year 2007. Operating income for the Program Management business segment for the third quarter of fiscal year 2008 was $2,608,000, an increase of $816,000 (46%) over that reported in the third quarter of fiscal year 2007. The increase is attributable to the improved operating performance on our fixed price work. Operating income for the third quarter of fiscal year 2008 in the Compliance and Environmental business segment was $490,000, a decrease of $88,000 (15%) over that reported in the third quarter of fiscal year 2007. The decrease is primarily due to the reduced gross revenues as mentioned above. Operating income for the third quarter of fiscal year 2008 in the Professional Services business segment was $346,000, a slight increase of 2% over that reported in the third quarter of fiscal year 2007. Operating income for the third quarter of fiscal year 2008 in the National Security business segment was $352,000, an increase of $214,000 (155%) over that reported in the third quarter of fiscal year 2007. The increase is primarily due to the increased gross revenues as mentioned above.
     Interest income for the third quarter of fiscal year 2008 was $35,000, a $64,000 increase over the net interest expense of $29,000 reported in the third quarter of fiscal year 2007. The increase was due to interest earned on cash balances maintained with the Company’s bank which more than offset expenses associated with capital leases and financial insurance policies.
     Income tax expense for the third quarter of fiscal year 2008 was $668,000. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance and funded backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset and thus the entire $2 million tax reserve was reversed. At the end of the third quarter of fiscal year 2008, the Company has approximately $1.6 million of tax assets available. Currently, the Company is only paying certain state and federal minimums. Approximately $135,000 was paid in income tax in the first nine months of fiscal year 2008. The remaining accruals reduce the Company’s deferred tax asset on the balance sheet. The non-cash tax accruals have the effect of reducing earnings as compared to prior periods where minimal tax expense was included.
     Versar’s net income for the third quarter of fiscal year 2008 was $913,000 compared to $3,097,000 in the third quarter of fiscal year 2007. The decrease was attributable to the increased tax expenses and accruals and the reversal of the tax allowance in the third quarter of fiscal year 2007 as mentioned above.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Nine Months Comparison of Fiscal Year 2008 and 2007

	For the Nine-Month Periods Ended
	March 28,	March 30,
	2008	2007
GROSS REVENUE
Program Management	$51,627	$39,880
Compliance and Environmental Programs	23,784	21,765
Professional Services	5,938	5,575
National Security	5,762	5,316

	$87,111	$72,536

     Gross Revenue for the nine months of fiscal year 2008 was $87,111,000, an increase of $14,575,000 (20%) over that reported for the nine months of fiscal year 2007. Gross revenues for the Program Management business segment was $51,627,000, an increase of $11,747,000 (29%) over that reported for the nine months of fiscal year 2007. The increase is attributable to the Company’s efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenues for the Compliance and Environmental Programs business segment was $23,784,000, an increase of $2,019,000 (9%) over that reported for the nine months of fiscal year 2007. The increase is primarily due to increased municipal aquatic facility work. Gross revenues for the Professional Services for the nine months of fiscal year 2008 was $5,938,000, an increase of $363,000 (7%) over that reported for the nine months of fiscal year 2007. The increase is due to the additional work awarded at the end of the first quarter of fiscal year 2008 in support of the U.S. Army. Gross revenue for the National Security business segment for the nine months of fiscal year 2008 was $5,762,000, an increase of $446,000 (8%) over that reported for the nine months of fiscal year 2007. The increase is attributable to additional personal protective suit royalty income and higher chemical laboratory revenues during the third quarter of fiscal year 2008.
     Purchased services and materials increased by $8,728,000 (20%) in the nine months of fiscal year 2008 compared to that reported in the nine months of fiscal year 2007. The increase was primarily attributable to the increased work in the Program Management business segment as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $2,961,000 (14%) for the nine months of fiscal year 2008 compared to that reported for the nine months of fiscal year 2007. The increase is due to additional costs required to support business growth efforts, in the Program Management business segment.
     Gross profit for the nine months of fiscal year 2008 was $10,362,000, an increase of $2,886,000 (39%) over that reported in the nine months of fiscal year 2007. The increase is primarily attributable to the increased gross revenues in the Program Management business segment as mentioned above.

	For the Nine-Month Periods Ended
	March 28,	March 30,
	2008	2007
GROSS PROFIT(A)
Program Management	$6,980	$4,548
Compliance and Environmental Programs	1,650	1,888
Professional Services	960	984
National Security	772	56

	$10,362	$7,476

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Selling, general and administrative expenses increased by $960,000 during the nine months of fiscal year 2008 compared to that reported in the nine months of fiscal year 2007. The increase is primarily due to increased business development activities, restricted stock expense and business infrastructure support to continue the business growth of the Company.
     Operating income for the nine months of fiscal year 2008 was $4,480,000, an increase of $1,926,000 (75%) over that reported for the nine months of fiscal year 2007. Operating income for the Program Management business segment for the nine months of fiscal year 2008 was $6,980,000, an increase of $2,432,000 (53%) over that reported for the nine months of fiscal year 2007. The increase is attributable to the increased gross revenues as mentioned above. Operating income for the nine months of fiscal year 2008 in the Compliance and Environmental business segment was $1,650,000, a decrease of $238,000 (13%) over that reported for the nine months of fiscal year 2007. The decrease is primarily due to the reduced gross revenues as mentioned above. Operating income for the nine months of fiscal year 2008 in the Professional Services business segment was $960,000, a slight increase of 2% over that reported for the nine months of fiscal year 2007. Operating income for the nine months of fiscal year 2008 in the National Security business segment was $772,000, an increase of $716,000 over that reported for the nine months of fiscal year 2007. The increase is primarily due to the increased gross revenues as mentioned above.
     Interest income for the nine months of fiscal year 2008 was $151,000, a $204,000 increase over the net interest expense of $53,000 reported for the nine months of fiscal year 2007. The increase was due to interest earned on cash balances maintained with the Company’s bank.
     Income tax expense for the nine months of fiscal year 2008 was $1,956,000. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance and funded backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset and thus the entire $2 million tax reserve was reversed. At the end of the third quarter of fiscal year 2008, the Company has approximately $1.1 million of tax assets available. Currently, the Company is only paying certain state and federal minimums. Approximately $135,000 was paid in income tax in the nine months of fiscal year 2008. The remaining accruals reduce the Company’s deferred tax asset on the balance sheet. The non-cash tax accruals have the effect of reducing earnings as compared to prior periods where minimal tax expense was included.
     Versar’s net income for the nine months of fiscal year 2008 was $2,675,000 compared to $4,452,000 in the nine months of fiscal year 2007. The decrease was attributable to the increased tax expenses and accruals and the reversal of the tax allowance in the third quarter of fiscal year 2007 as mentioned above.
Liquidity and Capital Resources
     The Company’s working capital as of March 28, 2008 approximated $21,141,000, an increase of $4,965,000 (31%) from June 29, 2007. In addition, at March 28, 2008, the Company’s current ratio was 2.73, an improvement over the 2.01 current ratio reported on June 29, 2007. The increase was due to the reduction of current liabilities during the quarter.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based on the prime rate of interest minus 0.5% (4.75% as of March 28, 2008). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier. The letter of credit reduces the Company’s borrowing base on the line of credit. As of March 28, 2008, there were no borrowings under the line of credit. The line of credit capacity at March 28, 2008 was $3.6 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. At March 28, 2008, the Company was in compliance with the financial covenants.
     Management believes that the current cash balance of over $7.7 million along with anticipated cash from operations and existing capacity on the line of credit, there is sufficient capital to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2008 are approximately $250,000 primarily to maintain our existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.
Critical Accounting Policies and Related Estimates That Have a Material Effect on Versar’s Consolidated Financial Statements
     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company’s consolidated financial position and results of operations, which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and in our annual report on Form 10-K filed for our 2007 fiscal year.
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
     Asset retirement obligation: In fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 3 1/2 years. The Company is currently rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, adjustments to the record expense accrual will be reflected when they become known in accordance with SFAS 143. During the first nine months of fiscal year 2008, the Company recorded accreation and amortization expenses of approximately $138,000 for this obligation.
     Goodwill and other intangible assets: On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed Versar Global Solutions, Inc. or (VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. In fiscal year 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated the amortization of goodwill, but requires the Company to test such goodwill for impairment annually. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of the segment of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of income taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The regulation provides that a company cannot record tax benefits of a transaction unless it is more likely than not that the company will be entitled to the benefits from the tax position recorded. FIN No. 48 became effective as of July 1, 2007. As a result of the implementation of FIN 48, the Company conducted a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time the Company has no unrecognized tax benefits. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings. The Company conducts business in the US and the Philippines and is subject to tax in those jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to examination by the tax authorities for years prior to June 30, 2003, although carryforward tax attributes that were generated prior to fiscal year 2003 may still be adjusted by the tax authorities if either of the tax attributes have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by any tax authorities in any of the jurisdictions in which it operates.
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
pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. Management is currently evaluating the effect that adoption of this statement may have on the Company’s consolidated financial position and results of operations when adopted for the first quarter of fiscal year 2009.
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

PART II – OTHER INFORMATION
Item 1 — Legal Proceedings
     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 6 — Exhibits
(a) Exhibits
31.1 and 31.2 – Certification pursuant to Securities Exchange Act Section 13a-14.
32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 9, 2008