Form 10-K
period 2008-06-27
VERSAR INC
filed 2008-09-23
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 27, 2008	No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $50,936,759.
The number of shares of Common Stock outstanding as of September 5, 2008 was 9,083,835.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2008Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Forward-Looking Statements
     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Business Overview
     Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a professional services firm that provides the government and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, defense and homeland security needs. Versar operates in four primary business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security.
     In fiscal year 2008, Versar completed over $62 million of work internationally for both the U.S. Air Force and U.S. Army providing Title II engineering services, personal services, and construction management in Iraq, Afghanistan, Kuwait, and the United Arab Emirates. Our Title II work consists of providing quality assurance and quality control to ensure construction projects for the Air Force are being constructed in accordance with building codes and requirements. This work has solidified the Company’s baseline business internationally. In order to maintain and expand this business base, the Company is pursing similar business opportunities in the Middle East and the Pacific Rim, as well as BRAC (Base Realignment and Closure) activities both in the United States and around the world.
     In fiscal year 2008, the Company continued its initiative to further increase the Company’s project management capabilities as well as address the Federal regulatory requirements for earned value management (EVM) as a federal government contractor. EVM is a program management technique that integrates technical performance requirements, and resource planning, with scheduling while taking risk into consideration. EVM allows for better and more effective management decision making to address adverse impacts to project work. Currently, approximately 8% of the Company’s professional workforce is certified as a PMP (Project Management Professional) through the Project Management Institute with several other individuals currently in the process of being certified. The Company clearly sees the benefit of investing in this program because it is the backbone of the Company’s business of managing projects. The PMP certification process provides a clear, structured and measurable approach along with a specific body of knowledge we use as a standard to be a project manager for Versar. In addition, the Company established a PMO (Project Management Office) in fiscal year 2008 to provide an established structure and resources to assist the Company’s PMPs.
     Program Management Business Segment: The Program Management business segment is the largest component of Versar’s business base. During fiscal year 2008, the Program Management business segment expanded further through the increase of work available in Iraq and Afghanistan. In addition, this segment’s operations expanded into Kuwait and the United Arab Emirates following the same construction management business model utilized in Iraq.

     The Program Management business segment manages several large programs as a part of our work with the Air Force and the Army. These programs include our Air Force Title II work to support the rebuilding efforts in Iraq, Afghanistan, and Kuwait, our personal services support contract with the U.S. Corps of Engineers to manage personnel who provide quality control on Army projects in Iraq, and renovation construction work in the United States. In fiscal year 2008, the Company began operations in the rapidly expanding United Arab Emirates primarily to support commercial construction efforts for private clients to provide full service construction management services.
     Versar’s support for the Air Force Title II effort continued to grow in fiscal year 2008 resulting in approximately $41 million of revenues during the fiscal year. This is a direct result of the Air Force’s commitment to a quality construction product that can be held to international construction standards. We anticipate that our services will be required through fiscal year 2009, but may be reduced in Iraq and increased in Afghanistan with the shifting of funds from the Air Force to the Army and may also be impacted by political pressure in future years.
     In April 2006, Versar was awarded a contract to provide personal services support to the U.S. Army Corps of Engineers (USACE). During fiscal year 2007, the base contract grew to approximately $15 million to serve the Army’s growing needs. In April 2008, the second option year on the contract was renewed and the contract has now expanded to $24 million. The Company anticipates that there will be a follow-on procurement to replace this contract. The Company anticipates it will pursue the follow-on contract but cannot estimate the funding level due to political uncertainties and circumstances beyond the Company’s control.
     Renovation work in the United States comprised approximately $6 million of Versar’s revenues in fiscal year 2008. Such services were primarily provided for the Department of Defense School system to renovate several school facilities by updating their roofing, mechanical and electrical systems to current standards. This work is cyclical in nature depending on federal funding, which can be delayed or cancelled depending on budgets and federal financial requirements. In fiscal year 2008, the Company along with its partner Johnson Controls Federal was awarded a construction and design build services contract from Air Force Civil Engineering Support Agency (AFCESA) to be performed around the world. The Company has entered into a limited liability corporation with Johnson Controls Federal Systems to pursue this work. We anticipate this contract, along with prior infrastructure contract awards to support Ft. Lee’s expansion, will provide a strong baseline of business for the future. The Company will continue to pursue other business opportunities to further expand and develop this line of work.
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
     For more than 30 years, Versar has supported the states of Virginia, Maryland, and Delaware as well as the EPA, National Oceanic and Atmospheric Administration (NOAA), and the USACE in the assessment of the ecological health of the Chesapeake Bay. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar continues to help evaluate the marine life and how it is impacted by the USACE dredging programs. We also assist several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs.
     Federal environmental restoration program revenue slightly increased in fiscal year 2008 even though funds are being reprogrammed to the Iraq war effort. The Air Force continues to be our largest remediation customer, and through our existing Air Force Center for Environmental Excellence (AFCEE) contracts we continue to bid on a significant number of task orders. In fiscal year 2008, Versar continued to perform restoration support services at Vandenberg AFB, Beale AFB, Buckley AFB, and Pueblo, CO. We continue to provide field personnel at Nellis AFB under a 15-year subcontract to CSC Corporation to perform UXO services to clean up the Nellis range. In addition, we provide remediation services to several municipal clients in California and in the Midwest to help restore properties and make them commercially viable once environmental problems have been resolved.

     Professional Services Business Segment: Versar provides on-site environmental management and professional services to over 18 DoD installations and industrial facilities. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core military mission. Versar’s Professional Services business segment has grown to over 100 professional and administrative on-site support staff and is focused on obtaining larger contract opportunities to further expand our client base as we have done with contract wins in fiscal year 2008 for Ft. Lewis and the U.S. Army Mobile District Corps. This segment provides a cost-effective solution to our clients to meet and exceed their requirements.
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
     Chemical Testing Laboratory: Versar owns and operates the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples of air, soil, and water, and sludge for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
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
     See Note B to our Consolidated Financial Statements included herein for further financial information regarding our business segments.
Markets
     Versar’s services continue to evolve in response to clients’ changing needs and our market opportunities are being driven by the customer’s changing infrastructure requirements. The Company continues to focus on larger programs for government customers, developing long-term level of effort contracts to stabilize the Company’s business base, and on the challenging homeland security market.
     The Company believes that terrorism and defense issues are the biggest near-term threats facing the economy, well ahead of government spending and the deficit. Management believes that each business segment has expertise to address the needs raised by these national security issues. Management believes that Versar is well positioned in the defense and national security sectors in the coming years.

     The industrial environmental marketplace, in our view, will remain highly competitive, as no major new regulatory requirements are expected to be enacted in the near future. Some of our private sector customers are beginning to return to funding capital expenses for environmental projects. Given the current economic and regulatory situation, we will continue to pursue those opportunities that can be performed profitably.
     Success in the federal markets continues to be driven by a cost-effective set of solutions, such as the Guaranteed Fixed Price Remediation Program, outsourcing at the point of need, and relationships with key customers.
     Initially, we expected that Base Realignment and Closure (BRAC) funding would occur late in fiscal year 2006. However, due to funding constraints from the war in Iraq, the BRAC funding to revitalize military bases infrastructure work did not start until fiscal year 2008 and will continue into our fiscal year 2009.
Competition
     Versar continues to face substantial competition in each market in which we operate and expects this to continue as we diversify our business. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies with which we compete is an advantage. We are better able to compete with these smaller companies for certain contracts available only to companies qualifying as a “small business” under federal regulations because we have greater resources than they do, while we are small enough to continue meeting the “small business” criteria. Generally, a company with more than 500 employees will not qualify as a “small business” so our larger competitors are unable to compete with us on these contracts. In addition, there has been major consolidation in the environmental services market, with two brackets of firms emerging — the large, diversified firms with a wide range of capabilities, and the smaller, niche firms with limited capability in specific horizontal or vertical markets.
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

     The Company also reports “total contract” backlog which includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. Versar has a number of large, multi-year (including option periods), multi-million dollar contracts with the federal and state governments. In many cases these contracts are identified as “Indefinite Delivery/Indefinite Quantity” multi-year contracts. These are unfunded contract “vehicles” through which the particular government client issues funded work to Versar by written task or work orders. When these task or work orders are issued, the Company then counts the portion covered by the task or work orders as funded backlog.
     The amount of expected backlog included in the total contract backlog is not exact or guaranteed; however, it represents what Versar reasonably believes, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in Versar’s possession at the time the estimate is made. If management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that Versar will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that Versar may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Nevertheless, the Company believes the number characterized as total contract backlog is important information for investors, reflecting on the potential future performance of the Company.
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
     As of June 27, 2008, funded backlog for Versar was approximately $64 million, an increase of 12% compared to approximately $57 million as of June 29, 2007.
     As of June 27, 2008, total contract backlog for Versar, including unfunded expected government task orders, was approximately $610 million, as compared to approximately $503 million as of June 29, 2007, an increase of 21%. The increase is due to the award of the SATOC AFCESA contract to the Program Management business segment and the Mobile Army support contract that supports all of the Company’s business segments.
Employees
     At June 27, 2008, Versar had approximately 443 full-time employees, of which eighty-three percent are engineers, scientists, and other professionals. Seventy-nine percent of the Company’s professional employees have a bachelor’s degree, twenty percent have a master’s degree, and four percent have a doctorate degree.

Item 1A. Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
     Contracts with agencies of the United States government and various state and local governments represented approximately 95% of our revenue in fiscal year 2008, with only 5% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:
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
     Our funded backlog was approximately $64 million as of June 27, 2008. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
     Our total contract backlog was $610 million as of June 27, 2008. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders.
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

Due to these uncertainties, our funded backlog and our total contract backlog as of any particular date may not be an accurate indicator of our future earnings.
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
     Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:
•	the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our private sector clients;

•	employee hiring and utilization rates in the United States and internationally;

•	the number and significance of client engagements commenced and completed during the period;

•	delays incurred in connection with an engagement because of weather or other factors;

•	ability to work within foreign countries regulations, tax requirements and obligations;

•	business and financial risk working in foreign countries;

•	the ability of clients to terminate engagements without penalties;

•	the creditworthiness and solvency of clients;

•	the size and scope of engagements;

•	the ability to perform contracts within budget or contractual limitations;

•	the timing of expenses incurred for corporate initiatives;

•	threatened or pending litigation matters;

•	reductions in the prices of services offered by our competitors;

•	winning re-bids of our existing large government contracts;

•	general economic and political conditions; and

•	volatility of currencies in foreign countries.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 47,742 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.
     As of September 5, 2008, the Company had under lease an aggregate of approximately 138,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Richmond and Norfolk, VA; Mesa, AZ; Fair Oaks, CA; Westminster, CO; Lombard, IL; Baltimore, Columbia, Gaithersburg and Germantown, MD; San Antonio, TX; Makati City, the Republic of Philippines; and Abu Dhabi, United Arab Emirates. The lease terms primarily range from two to six years with the exception of the Springfield and Lynchburg offices. Lease terms for these two offices expire in 2015 and 2020, respectively.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2008.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The current executive officers of Versar, and their ages as of September 5, 2008, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Theodore M. Prociv	60	President and Chief Executive Officer

Lawrence W. Sinnott	46	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

Jeffrey A. Wagonhurst	60	Senior Vice President, Program Management Business Segment

Paul W. Kendall	55	Senior Vice President, National Security Business Segment

James C. Dobbs	63	Senior Vice President, General Counsel and Secretary

Gina Foringer	39	Senior Vice President, Professional Services Business Segment

Michael Abram	52	Senior Vice President, Compliance and Environmental Programs Business Segment
     Theodore M. Prociv, Ph.D., joined Versar as President on November 1, 1999 and was elected Chief Executive Officer on July 1, 2000. From 1995 to August 1998, Dr. Prociv served as the Deputy Assistant to the Secretary of Defense for Chemical and Biological Matters, and subsequently as the Deputy Assistant Secretary of Army for Chemical Demilitarization. Before joining the Department of Defense, Dr. Prociv was Corporate Vice President of Environmental Business at Science Applications International Corporation, (SAIC) from 1993 to 1994, and served as the Vice President for Government Systems at Battelle Memorial Institute from 1979 to 1993.
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
     Gina Foringer, MBA, PMP joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 2003, she was elected Vice President of the Professional Services business segment. In April 2006, Ms. Foringer was elected Senior Vice President of the business unit that is now our Professional Services business segment. Prior to joining Versar, she was a US Army Transportation Officer, and worked for the Norfolk District, US Army Corps of Engineers as an on-site contractor.
     Michael Abram, B.S., joined Versar in 2001 as Director of Acquisition Strategy. In 2002, he was appointed Vice President of the former Architect and Engineering Operations and in 2004 elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram was the Vice President of Versar supporting the former Infrastructure and Management Services segment which is now part of the Compliance and Environmental Programs business segment. He was elected Senior Vice President in September 2007. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
     The Company’s common stock is traded on the American Stock Exchange (AMEX), under the symbol VSR. At June 27, 2008, the Company had 1,009 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the AMEX during fiscal years 2008 and 2007 are presented below.

Fiscal Year 2008	High	Low

4th Quarter	$6.44	$4.70
3rd Quarter	7.00	5.36
2nd Quarter	9.25	5.42
1st Quarter	15.35	6.80

Fiscal Year 2007	High	Low

4th Quarter	$9.15	$4.75
3rd Quarter	5.40	3.98
2nd Quarter	4.48	3.46
1st Quarter	4.45	3.56
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
Equity Compensation Plan Information
(In thousands, except share price)

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	572	$3.04	681

     The graph below matches Versar, Inc’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of five companies that includes: Arcadis N V oting, Baker Michael Corp., Ecology & Environment Inc., CET Services and Matrix Service Company. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from June 30, 2003 to June 30, 2008.

	6/03	6/04	6/05	6/06	6/07	6/08
Versar, Inc.	100.00	189.66	122.61	157.85	322.30	183.91
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
Peer Group	100.00	126.37	160.73	295.18	559.28	458.88
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data (unaudited)
     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended
	June 27,	June 29,	June 30,	July 1,	June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations related data:
Gross Revenue	$115,602	$102,726	$60,888	$67,678	$60,067
Gross Profit	13,788	10,822	6,354	7,759	7,377
Operating Income	5,491	4,153	681	1,419	1,913
Income from Continuing Operations	3,391	5,282	1,637	1,361	1,827
Loss from Discontinued Operations	—	—	(290)	(1,159)	(636)
Net Income	3,391	5,282	1,347	202	1,191
Income per share from Continuing Operations — Diluted	$.36	$.62	$.20	$.16	$.24
Loss per share from Discontinued Operations — Diluted	$—	$—	$(.04)	$(.14)	$(.09)
Net Income per share — Diluted	$.36	$.62	$.16	$.02	$.16
Weighted Average Shares Outstanding — Diluted	9,331	8,466	8,347	8,263	7,675

Consolidated Balance Sheet related data:

Working Capital	$22,271	$16,176	$9,119	$7,887	$7,494
Current Ratio	2.67	2.01	1.99	1.86	1.87
Total Assets	39,828	36,817	22,802	20,912	20,085

Stockholders’ Equity	$25,053	$19,422	$12,572	$10,552	$10,065

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Trends
     In fiscal year 2006, the Company’s gross revenues declined primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq work under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and increased the Company’s funded backlog by 55% to $48 million. By the end of fiscal year 2007, as a result of continued efforts to grow the business and with new contracts, funded backlog had increased by an additional 19% to $57 million. During fiscal year 2008, backlog continued to grow, increasing by 12% to $64 million at June 27, 2008.
     Approximately 53% of the Company’s business volume related to the reconstruction efforts in Iraq in fiscal year 2008. However, the Company is taking steps to further diversify its business if opportunities in Iraq are reduced or are eliminated. The Company’s primary focus is on BRAC efforts and requirements which have been delayed as a result of the war in Iraq. Gross revenues and gross profit increased among all business segments in fiscal year 2008. We see the Compliance and Environmental business segment being impacted by the funding of work into fiscal year 2009. We continue to follow the funding shifts in Iraq and Afghanistan to maintain and expand our business basis. The funding of BRAC work world-wide represents our greatest opportunity for growth in fiscal year 2009.
     The Company re-evaluated its segment reporting in fiscal year 2007 due to the business growth and changes in the business mix during the year. The Company’s business is now operated through four segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. Program Management continues to be the largest business segment of the Company.
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
     Versar’s gross revenue for fiscal year 2008 totaled $115,602,000, an increase of $12,876,000 (13%) compared to gross revenue of $102,726,000 for fiscal year 2007. Gross revenue for fiscal year 2007 increased by $41,838,000 (69%) over that reported in fiscal year 2006. The following table presents gross revenue by business segment for the Company.

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)
GROSS REVENUE
Program Management	$68,896	$58,765	$19,507
Compliance and Environmental Programs	30,429	29,839	26,958
Professional Services	8,101	7,318	7,010
National Security	8,176	6,804	7,413

	$115,602	$102,726	$60,888

     Gross revenue for the Program Management business segment for fiscal year 2008 was $68,896,000, an increase of $10,131,000 (17%) over that reported in fiscal year 2007 and for fiscal year 2007 increased by $39,258,000 (201%) over that reported in fiscal year 2006. The increases in both periods are attributable to the Company’s continued efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment for fiscal year 2008 was $30,429,000, an increase of $590,000 (2%) over that reported in fiscal year 2007 and for fiscal year 2007 was $2,881,000 (11%) over that reported in fiscal year 2006. The increases are primarily attributable to increased work for municipal aquatic facilities. Gross revenue for the Professional Services business segment for fiscal year 2008 was $8,101,000, an increase of $783,000 (11%) over that reported in fiscal year 2007 and for fiscal year 2007 was $308,000 (4%) over that reported in fiscal year 2006. The increases are attributable to additional work obtained from the U.S. Army to provide additional professional services. Gross revenue for the National Security business segment for fiscal year 2008 was $8,176,000, an increase of $1,372,000 (20%) over that reported in fiscal year 2007. Gross revenue in the National Security business segment for fiscal year 2007 was $609,000 (8%) lower than that reported in fiscal year 2006. The increase in fiscal year 2008 is attributable to higher commercial laboratory testing work and a decline in the level of activity in fiscal year 2007. The decrease in fiscal year 2007 compared to fiscal year 2006 was attributable to reduced chemical laboratory work in fiscal year 2007.
     Purchased services and materials increased by $5,757,000 (9%) in fiscal year 2008 compared to that reported in fiscal year 2007. Purchased services and materials for fiscal year 2007 increased by $36,152,000 (136%) over that reported in fiscal year 2006. The increases in both periods were attributable to increases in gross revenues in the Program Management business segment as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $4,153,000 (14%) in fiscal year 2008 compared to that reported in fiscal year 2007. Direct costs of services and overhead in fiscal year 2007 increased by $1,218,000 (4%) over that reported in fiscal year 2006. The increase is due to increased marketing and sales costs, staffing and recruiting costs in support of the Company’s business growth in fiscal years 2008 and 2007.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Gross profit for fiscal year 2008 was $13,788,000, a $2,966,000 (27%) increase over that reported in fiscal year 2007. Gross profit for fiscal year 2007 increased by $4,468,000 (70%) over that reported in fiscal year 2006. The increases are attributable to the increase in gross revenue discussed.

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)
GROSS PROFIT
Program Management	$9,398	$7,037	$815
Compliance and Environmental Programs	2,390	2,313	2,985
Professional Services	1,290	1,257	1,379
National Security	710	215	1,175

	$13,788	$10,822	$6,354

     Gross profit for the Program Management business segment for fiscal year 2008 was $9,398,000, an increase of $2,361,000 (34%) over that reported in fiscal year 2007. Gross profit for fiscal year 2007 was $6,222,000 (763%) over that reported in fiscal year 2006. The increase is due to the increased gross revenue and operating margins. Gross profit for the Compliance and Environmental Programs business segment for fiscal year 2008 was $2,390,000, an increase of $77,000 (3%) over that reported in fiscal year 2007. Gross profit for the Compliance and Environmental Programs business segment for fiscal year 2007 decreased by $672,000 (23%) compared to fiscal year 2006. The increase in fiscal year 2008 is the result of stabilizing the business base as funds shifted to the Iraq war effort in the prior fiscal year causing the reduced results in fiscal year 2007. Gross profit for the Professional Services business segment for fiscal year 2008 was $1,290,000, a $33,000 (3%) increase over that reported in fiscal year 2007. Gross profit for the Professional Services business segment for fiscal year 2007 was $122,000 (9%) lower than that reported in fiscal year 2006. The increase in 2008 is attributable to the increased gross revenue as mentioned above. This reporting segment was also impacted by the shift of federal dollars to the war effort in Iraq, yet has been successful in fiscal year 2008 in replacing lost work with larger professional services opportunities. Gross profit for the National Security business segment for fiscal year 2008 was $710,000, an increase of $495,000 (230%) over that reported in fiscal year 2007. Gross profit for the National Security business segment for fiscal year 2007 decreased by $960,000 (82%) as compared to fiscal year 2006. The increase in fiscal year 2008 is due to increased laboratory work and improved operating margins during the year. In fiscal year 2007, this segment had significant business setbacks in its chemical laboratory operations which have stabilized in fiscal year 2008.
     Selling, general and administrative expenses for fiscal year 2008 were $8,297,000, an increase of $1,628,000 (24%) over fiscal year 2007. Selling, general and administrative expenses for fiscal year 2007, increased by $996,000 (18%) over that reported in fiscal year 2006. The increases are primarily due to increased business development activity to continue the business growth of the Company, and expanding the Company’s internal infrastructure to support such growth, as well as Sarbanes Oxley compliance costs incurred.
     Operating income for fiscal year 2008 was $5,491,000, a $1,338,000 (32%) increase over that reported in fiscal year 2007. Operating income for fiscal year 2007 was $3,472,000 (510%) over that reported in fiscal year 2006. The increase is primarily due to the increased gross revenues and improved operating business margins during both fiscal years.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Interest income for fiscal year 2008 was $173,000, an increase of $149,000 over that reported in fiscal year 2007. Interest income for fiscal year 2007 was $13,000 over that reported in fiscal year 2006. The increases were due to improved cash balances maintained with the Company’s bank.
     Income tax expense for fiscal year 2008 was $2,273,000 an increase of $3,378,000 over that reported in fiscal year 2007. During fiscal year 2007, the Company was carrying a valuation allowance against its tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance and funded contract backlog over the past three years, management believes that the Company will be able to utilize the full benefit of the tax asset. At the end of fiscal year 2008, the Company has approximately $1.5 million of tax assets available.
     Versar’s net income for fiscal year 2008 was $3,391,000 compared to $5,282,000 in fiscal year 2007 and $1,347,000 in fiscal year 2006. The reduction in net income was impacted by the non-cash tax accrual during fiscal year 2008.
REVENUE CLIENT BASE
     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	June 27, 2008		June 29, 2007		June 30, 2006
			(In thousands)
Government
EPA	$2,399	2%	$2,753	3%	$3,909	6%
State & Local	16,236	14%	13,936	14%	7,880	13%
Department of Defense	88,245	76%	65,997	64%	32,012	53%
Other	3,657	3%	16,512	16%	11,933	20%
Commercial	5,065	5%	3,528	3%	5,154	8%

Gross Revenue	$115,602	100%	$102,726	100%	$60,888	100%

Liquidity and Capital Resources
     The Company’s working capital as of June 27, 2008 was approximately $22,271,000, an increase of 38% over that reported in fiscal year 2007. In addition, the Company’s current ratio at June 27, 2008 was 2.67, compared to 2.01 reported on June 29, 2007. With the increase in business volume in fiscal year 2008, the Company has been able to improve its financial ratios and further increase its ability to fund working capital requirements by over $6 million compared to fiscal year 2007.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus half basis point (4.5% as of June 27, 2008). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided to the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s borrowing availability on the line of credit. The line of credit capacity at of June 27, 2008 was $5.9 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2009. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million, a maximum

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 27, 2008, no borrowings were outstanding under the facility and the Company was in compliance with the financial covenants.
     The Company believes that its current cash balance of approximately $12 million along with the anticipated cash flows from operating activities and borrowing capacity under its line of credit facility will be sufficient to meet the Company’s liquidity needs for fiscal year 2009. Expected capital expenditures for fiscal year 2009 are approximately $1 million primarily to maintain the Company’s existing information technology systems and upgrade business systems and infrastructure to meet business growth requirements. Such capital requirements will be funded through existing working capital.
Contractual Obligations
     At June 27, 2008, the Company has short-term and long-term obligations of approximately $12,622,000, including short-term obligations of approximately $2,816,000 which will become due over the next twelve months in fiscal year 2009. The Company has contractual obligations primarily related to lease commitments and notes payable. The table below specifies the total contractual payment obligations as of June 27, 2008.

Contractual		Less than	1-3	4-5	After 5
Obligations	Total Cost	1 year	Years	Years	Years
(In thousands)

Operating lease obligations	$11,202	$2,448	$3,447	$2,437	$2,870
Capital lease obligations	908	73	141	126	568
Notes payable	263	263	—	—	—
Estimated interest obligations	249	32	58	52	107

Total contractual cash Obligations	$12,622	$2,816	$3,646	$2,615	$3,545

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
     Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or incurred costs reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     There is the possibility that there will be future and currently unforeseeable adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract.
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
     Net deferred tax asset: The Company has approximately $1.5 million in net deferred tax assets as of June 27, 2008. During the third quarter of fiscal year 2007, the Company released the entire $2.95 million tax valuation allowance that was previously established against such assets due to the improved earnings and likelihood of using such assets in future periods. The Company anticipates that the majority of available deferred tax assets will be utilized over the next 6 to 9 months.
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 2 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At June 27, 2008, the Company has accrued approximately $539,000 long-term liability to clean up the chemical laboratory.
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 relating to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. The Program Management business segment was broken out separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in the United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segments financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.

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
     In fiscal year 2006, the Company adopted FAS 123(R) and recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $4,000, $18,000 and $48,000 for fiscal years 2008, 2007 and 2006, respectively.
     The Company also awarded 121,500 shares, 42,800 shares and 12,500 shares of restricted stock to directors and employees in fiscal years 2008, 2007 and 2006, respectively. Share-based compensation expense related to the restricted stock was $807,000, $114,000 and $19,000 for fiscal years 2008, 2007 and 2006, respectively.
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more likely than not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The adoption of FIN No. 48 did not impact the consolidated Results of Operations for fiscal year 2008.
     In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards (SFAS) No. 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will apply to the Company commencing with fiscal year 2008. The adoption of SFAS 157 did not have a material impact on the consolidated financial results of the Company.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159,The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective and may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not believe the provisions of SFAS 159 will have a material impact on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R),Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on its financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 27, 2008, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of June 27, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
Attestation Report of the Independent Registered Public Accounting Firm
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2008 fiscal year end and is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements:
     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
     a) Report of Independent Registered Public Accounting Firm
     b) Consolidated Balance Sheets as of June 27, 2008 and June 29, 2007
     c) Consolidated Statements of Income for the Years Ended June 27, 2008, June 29, 2007, and June 30, 2006

     d) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 27, 2008, June 29, 2007 and June 30, 2006
     e) Consolidated Statements of Cash Flows for the Years Ended June 27, 2008, June 29, 2007, and June 30, 2006
     f) Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
     a) Schedule II — Valuation and Qualifying Accounts for the Years Ended June 27, 2008, June 29, 2007 and June 30, 2006
     All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or note thereto.
(3) Exhibits:
     The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 27 through 29 of this report.

Exhibit Index

Page Number/
Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A)

3.2	Bylaws of Versar, Inc.	(A)

3.3	Amendment to the Bylaws of Versar, Inc.	(W)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.10	Incentive Stock Option Plan *	(B)

10.11	Executive Tax and Investment Counseling Program	(A)

10.12	Nonqualified Stock Option Plan *	(B)

10.100	AFCEE ENRAC Contract	(U)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W)

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(W)

10.111	Modification Agreement of the Revolving Commercial Note dated May 12, 2004 between Registrant and United Bank	(X)

10.112	AFCEE WERC Contract dated December 5, 2003	(X)

10.113	2002 Stock Incentive Plan*	(Y)

10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	(Z)

10.115	Form of Stock Option Agreement*	(Z)

10.116	Air National Guard Contract dated July 6, 2005	(Z)

10.117	2005 Stock Incentive Plan and definitions as approved by the Board of Directors on September 7, 2005 and by the stockholders on November 16, 2005	(AA)

10.118	Modification Agreement of the Revolving Commercial Note, dated November 30, 2005, between Registrant and United Bank	(AA)

10.123	Modification Agreement of the Revolving Commercial Note, dated September 24, 2007, between Registrant and United Bank	(AB)

10.124	Amendment to Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv, September 25, 2007*	(AB)

Page Number/
Item No.	Description	Reference

10.125	Amended and Restated Change of Control Severance Agreements dated March 17, 2008 between the Registrant and each of Lawrence W. Sinnott, James C. Dobbs, Paul W. Kendall, Michael Abram and Jeffrey A. Wagonhurst (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Change of Control Severance Agreement entered into with each of the individuals listed above).*	(AC)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP to register Shares under the Company’s Option Plans under Form S-8 dated September 7, 2004	(X)

31.1	Certifications by Theodore M. Prociv, President and Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 27, 2008 by Theodore M. Prociv, President and Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 27, 2008 by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer and Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 filed with the Commission on September 28, 1987.

(U)	Incorporated by reference to similarly numbered exhibits to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2001, filed with the Commission on September 28, 2001.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(X)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 filed with the Commission on September 27, 2004.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(AB)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(AC)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated April 2, 2008 filed with the Commission on April 4, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC. (Registrant)
Date: September 23, 2008	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper Paul J. Hoeper	Chairman and Director	September 23, 2008

/S/ Theodore M. Prociv Theodore M. Prociv	Chief Executive Officer, President, and Director	September 23, 2008

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 23, 2008

/S/ Michael Markels, Jr. Michael Markels, Jr.	Chairman Emeritus and Director	September 23, 2008

/S/ Robert L. Durfee Robert L. Durfee	Director	September 23, 2008

/S/ James L. Gallagher James L. Gallagher	Director	September 23, 2008

/S/ Fernando V. Galaviz Fernando V. Galaviz	Director	September 23, 2008

SIGNATURES	TITLE	DATE

/S/ James V. Hansen James V. Hansen	Director	September 23, 2008

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 23, 2008

/S/ Amir A. Metry Amir A. Metry	Director	September 23, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the Company) as of June 27, 2008 and June 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc., and subsidiaries as of June 27, 2008 and June 29, 2007 and the results of their operations and cash flows for each of the three years in the period ended June 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ Grant Thornton LLP
McLean, Virginia
September 23, 2008

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except per share amounts)

	June 27,	June 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$11,938	$6,296
Accounts receivable, net	21,596	22,507
Prepaid expenses and other current assets	1,080	1,250
Deferred income taxes	1,015	2,107

Total current assets	35,629	32,160

Property and equipment, net	2,152	2,306
Deferred income taxes	517	802
Goodwill	776	776
Other assets	754	773

Total assets	$39,828	$36,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,731	$10,454
Billings in excess of revenue	156	594
Accrued salaries and vacation	1,719	1,604
Accrued bonus	2,066	1,793
Other liabilities	1,686	1,539

Total current liabilities	13,358	15,984

Other long-term liabilities	1,417	1,411

Total liabilities	14,775	17,395

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,059,135 shares and 8,705,733 shares issued; 8,975,101 shares and 8,651,742 shares outstanding	91	87
Capital in excess of par value	27,115	24,679
Accumulated deficit	(1,554)	(4,945)
Treasury stock	(578)	(399)
Accumulated other comprehensive loss	(21)	—

Total stockholders’ equity	25,053	19,422

Total liabilities and stockholders’ equity	$39,828	$36,817

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
GROSS REVENUE	$115,602	$102,726	$60,888
Purchased services and materials, at cost	68,507	62,750	26,598
Direct costs of services and overhead	33,307	29,154	27,936

GROSS PROFIT	13,788	10,822	6,354

Selling, general and administrative expenses	8,297	6,669	5,673

OPERATING INCOME	5,491	4,153	681

OTHER EXPENSE
Interest income, net	(173)	(24)	(11)
Income tax expense (benefit), net	2,273	(1,105)	(945)

INCOME FROM CONTINUING OPERATIONS	3,391	5,282	1,637

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	(290)

LOSS FROM DISCONTINUED OPERATIONS	—	—	(290)

NET INCOME	$3,391	$5,282	$1,347

NET INCOME FROM CONTINUING OPERATIONS PER SHARE — BASIC	$0.38	$0.64	$0.20

NET INCOME FROM CONTINUING OPERATIONS PER SHARE — DILUTED	$0.36	$0.62	$0.20

LOSS FROM DISCONTINUED OPERATIONS — BASIC AND DILUTED	$—	$—	$(0.04)

NET INCOME PER SHARE — BASIC	$0.38	$0.64	$0.17

NET INCOME PER SHARE — DILUTED	$0.36	$0.62	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	8,932	8,201	8,057

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,331	8,466	8,347

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended June 27, 2008, June 29, 2007 and June 30, 2006

							Accumu-
							lated
							Other
			Capital in				Compre-	Total
			Excess	Accumu-			hensive	Stock-
	Common Stock		of Par	lated	Treasury		Income	holders'
	Shares	Amount	Value	Deficit	Shares	Stock	(Loss)	Equity
Balance, July 1, 2005	7,924	$79	$22,119	$(11,574)	(16)	$(72)	$—	$10,552

Exercise of stock options	221	2	604	—	—	—	—	606
Share-based compensation	—	—	67	—	—	—	—	67
Net income	—	—	—	1,347	—	—	—	1,347

Balance, June 30, 2006	8,145	81	22,790	(10,227)	(16)	(72)	—	12,572

Exercise of stock options	231	2	713	—	—	—	—	715
Issuance of restricted stock	21	1	84	—	—	—	—	85
Exercise of stock warrants	180	2	717	—	—	—	—	719
Stock exchange	129	1	327	—	—	—	—	328
Treasury stock	—	—	—	—	(38)	(327)	—	(327)
Share-based compensation	—	—	48	—	—	—	—	48
Net income	—	—	—	5,282	—	—	—	5,282

Balance, June 29, 2007	8,706	87	24,679	(4,945)	(54)	(399)	—	19,422

Exercise of stock options	275	3	1,052	—	—	—	—	1,055
Issuance of restricted stock	78	1	507	—	—	—	—	508
Treasury stock	—	—	—	—	(30)	(179)	—	(179)
Share-based compensation	—	—	303	—	—	—	—	303
Tax benefit from exercise of stock options	—	—	574	—	—	—	—	574
Comprehensive Income Net income	—	—	—	3,391	—	—	—	3,391
Other Comprehensive Income Foreign currency translations adjustments	—	—	—	—	—	—	(21)	(21)

Total Comprehensive Income	—	—	—	—	—	—	—	3,370

Balance, June 27, 2008	9,059	$91	$27,115	$(1,554)	(84)	$(578)	$(21)	$25,053

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	June 27,	June 29,	Jun 30,
	2008	2007	2006
Cash flows from operating activities
Income from continuing operations	$3,391	$5,282	$1,637
Loss from discontinued operations	—	—	(290)
Net income	3,391	5,282	1,347
Adjustments to reconcile net income to net cash provided by (used in) continuing operations
Depreciation and amortization	876	687	755
Loss on sale of property and equipment	—	19	52
Provision for doubtful accounts receivable	1	336	(34)
Decrease (increase) in deferred tax assets	1,378	(1,200)	(945)
Share-based compensation	811	132	67

Changes in assets and liabilities
Decrease (increase) in accounts receivable	909	(6,616)	(1,616)
Decrease in prepaid expenses and other assets	199	187	561
(Decrease) increase in accounts payable	(2,723)	4,504	733
Increase (decrease) in accrued salaries and vacation	115	130	(16)
(Decrease) increase in other liabilities	(12)	2,320	98

Net cash provided by continuing operations	4,945	5,781	1,002
Changes in net assets/liabilities of discontinued operations	—	(285)	(167)

Net cash provided by operating activities	4,945	5,496	835

Cash flows used in investing activities
Purchase of property and equipment	(722)	(693)	(613)
Increase in life insurance cash surrender value	(10)	(82)	(43)

Net cash used in investing activities	(732)	(775)	(656)

Cash flows from financing activities
Net payments on bank line of credit	—	—	(777)
Purchase of treasury stock	(179)	(327)	—
Proceeds from exercise of options and warrants	1,055	1,762	606
Tax benefit on exercise of stock options	574	—	—

Net cash provided by (used in) financing activities	1,450	1,435	(171)

Effect of exchange rate changes	(21)	—	—

Net increase in cash and cash equivalents	5,642	6,156	8
Cash and cash equivalents at the beginning of the year	6,296	140	132

Cash and cash equivalents at the end of the year	$11,938	$6,296	$140

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$57	$70	$96
Income Taxes	$199	$55	$44
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
     Contract accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred cost reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.
     Pre-contract costs: Costs incurred by Versar prior to the execution of a contract, including bid and proposal costs, are expensed when incurred regardless of whether the bid is successful.
     Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 which relates to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, annually, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $6.5 million. Therefore, management concluded that the goodwill was not impaired.
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

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 2 1/2 years. The Company is currently pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At June 27, 2008, the Company has accrued approximately $539,000 long-term liability to clean up the chemical laboratory.
     Discontinued operations: In fiscal year 1998, the Company discontinued a significant portion of the operations of Science Management Corporation (SMC). Since 1998, the Company has disposed of substantially all of the remaining assets and liabilities of SMC with the exception of certain defined benefit obligations. In the second quarter of fiscal year 2006, the Company recorded an increase of $205,000 to the defined benefit obligation based on a revised actuarial calculation of the remaining SMC pension plan obligation. In the fourth quarter of fiscal year 2006, an additional $85,000 increase to the obligation was made to cover under funding and plan termination costs. At June 30, 2006, the Company had a liability of approximately $278,000 to cover the cost to terminate the SMC pension plan in accordance with the Pension Guaranty Corporation Benefit (PBGC) requirements. At June 29, 2007, the Company successfully completed the final distribution of benefits to eligible participants and final regulatory filing requirements.
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
     As of June 27, 2008, options to purchase common stock under the plans were substantially vested except for 10,000 shares of non-qualified options to purchase 10,000 shares of common stock, which will vest based on the Company’s share price reaching a pre-determined amount for an extended period of time.
     The Company recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $4,000, $18,000 and $48,000 for fiscal years 2008, 2007 and 2006, respectively.
     Restricted Stock Grants: The Company awarded 121,500 shares, 42,000 shares and 12,500 shares of restricted stock to directors and employees in fiscal years 2008, 2007 and 2006, respectively. Share-based compensation expense related to options under SFAS 123R and restricted stock for fiscal years 2008, 2007 and 2006 was approximately $807,000, $132,000 and $67,000, respectively. The impact of such compensation expense on basic and diluted net income per common share was $0.09, $0.02 and $0.01 for fiscal years 2008, 2007 and 2006, respectively.
     Net income per share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares outstanding stock options and unvested restricted stock.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net income per share compared to diluted net income per share, in thousands:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)
Weighted average number of shares outstanding — basic	8,932	8,201	8,057

Effect of assumed exercise of stock options and vesting of restricted stock	399	265	290

Weighted average number of shares outstanding — diluted	9,331	8,466	8,347

     For fiscal years 2008, 2007 and 2006, options to purchase approximately 10,000, 30,000 and 341,156 shares, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
     Deferred compensation: The Company permitted certain employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company had liabilities for deferred compensation of $636,000 and $673,000 at June 27, 2008 and June 29, 2007, respectively, which is included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies was $566,000 and $556,000 at June 27, 2008 and June 29, 2007, respectively. The face value of the life insurance policies is in excess of the deferred compensation liability.
     Cash and cash equivalents: All investments with an original maturity of three months or less are considered to be cash equivalents.
     Foreign Currency Translation: The financial positions and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for the periods presented.
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
     New accounting pronouncements: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting of tax positions with uncertainty. The regulation prohibits the Company from recording tax benefits of a transaction unless it is more likely than not that the Company will be entitled to the benefits from the tax position in the financial statements. FIN No. 48 became effective as of July 1, 2007. The Company has determined that there were no unrecognized tax benefits that require FIN No. 48 adjustments.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards (SFAS) No. 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will apply to the Company commencing with fiscal year 2008. The adoption of SFAS 157 did not have a material impact on the consolidated financial results of the Company.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective and may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not believe the provisions of SFAS 159 will have a material impact on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on its financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
NOTE B BUSINESS SEGMENTS
     The Company evaluates and measures the performance of its business segments based on gross revenue, gross profit and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.
     Management re-evaluated its segment reporting in fiscal year 2007 due to significant growth in its business and changes in the internal reporting of business segment financial information that was evaluated by the Chief Operating Decision Maker (CODM). The Company’s business is currently operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security.
     These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operate. Segment information for fiscal year 2006 has been revised to conform to the current structure.
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

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Summary of financial information for each of the Company’s segments follows:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)
GROSS REVENUE
Program Management	$68,896	$58,765	$19,507
Compliance and Environmental Programs	30,429	29,839	26,958
Professional Services	8,101	7,318	7,010
National Security	8,176	6,804	7,413

	$115,602	$102,726	$60,888

GROSS PROFIT (A)
Program Management	$9,398	$7,037	$815
Compliance and Environmental Programs	2,390	2,313	2,985
Professional Services	1,290	1,257	1,379
National Security	710	215	1,175

	$13,788	$10,822	$6,354

Selling, general and administrative expenses	(8,297)	(6,669)	(5,673)

OPERATING INCOME	$5,491	$4,153	$681

(A) Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	June 27,	June 29,
	2008	2007
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$11,405	$11,497
Compliance and Environmental Programs	8,762	10,042
Professional Services	1,554	1,651
National Security	2,693	1,985
Corporate and Other	15,414	11,642

Total Assets	$39,828	$36,817

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTES C ACCOUNTS RECEIVABLE

	Years Ended
	June 27,	June 29,
	2008	2007
	(In thousands)
Billed receivables
U.S. Government	$10,312	$6,492
Commercial	2,063	3,468
Unbilled receivables
U.S. Government	9,282	12,827
Commercial	282	94

	21,939	22,881
Allowance for doubtful accounts	(343)	(374)

	$21,596	$22,507

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2009 and thereafter, therefore, they have been presented as current assets in accordance with industry practice.
NOTE D PROPERTY AND EQUIPMENT

	Estimated	Years Ended
	Useful Life	June 27,	June 29,
	in Years	2008	2007
		(In thousands)
Furniture and fixtures	10	$827	$773
Equipment	3 to 10	7,029	6,502
Capital leases	Life of lease	568	568
Leasehold improvements	Life of lease	2,115	2,022

		10,539	9,865

Accumulated depreciation and amortization		(8,387)	(7,559)

		$2,152	$2,306

     Depreciation and amortization of property and equipment was $876,000, $687,000 and $755,000 for the years ended June 27, 2008, June 29, 2007 and June 30, 2006, respectively.
     Maintenance and repair expense approximated $268,000, $251,000 and $252,000 for the years ended June 27, 2008, June 29, 2007 and June 30, 2006, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE E DEBT
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus one-half basis of a point (4.5% as of June 27, 2008). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. The line of credit capacity at of June 27, 2008 was $5.9 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The credit facility matures in November 2009. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million, a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 27, 2008, there was no outstanding borrowing under this credit facility and the Company was in compliance with the financial covenants.
     The Company believes that with its current cash balance of approximately $12 million along with the anticipated cash flows and line of credit facility, cash provided by operating activities will be sufficient to meet the Company’s liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2009 are approximately $1 million primarily to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.
NOTE F STOCK OPTIONS
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for granting of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair value of the Company’s common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards greater than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. At June 27, 2008, there were approximately 240,000 shares available for future issuance.
     In November 2002, the stockholders approved the Versar, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the grant of options, restricted stock and other types of share-based awards to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. An aggregate of 700,000 shares of the Company’s Common Stock may be issued upon exercise of options or granted as restricted stock or other share-based awards under the 2002 Plan. Grants of restricted stock, performance equity awards, options and stock appreciation rights in any one fiscal year to any one participant may not exceed 250,000 shares. The maximum amount of compensation that may be received by any one employee with respect to performance unit grants in any one fiscal year may not exceed $250,000. At June 27, 2008, there were approximately 441,000 shares available for future issuance.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company also maintains the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 1996 Plan, through September 2006, options were permitted to be granted to key employees, directors and service providers at the fair value of the Company’s common stock on the date of grant. The vesting of each option was determined by the Administrator of the Plan. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted.
     Under the 1992 Plan, through November 2002, options were generally granted to key employees at the fair value of the Company’s common stock on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expired if not exercised by the tenth anniversary of the grant date. The 1992 plan has expired and no additional options may be granted.
     The Company will continue to maintain the 1996 Plan and 1992 Plan until all previously granted options under each plan have been exercised, forfeited or expire. No stock options have been issued under the 2005 Plan as the Company has moved to primarily issuing restricted stock awards to date.
     Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)

Outstanding at July 1, 2005	1,282	$3.10	$3,981
Granted	5	3.20	16
Exercised	(81)	2.51	(203)
Cancelled	(180)	3.24	(584)

Outstanding at June 30, 2006	1,026	$3.13	$3,210
Exercised	(332)	2.87	(952)
Cancelled	(27)	3.72	(99)
Reclassified to non-qualified	(12)	3.50	(42)

Outstanding at June 29, 2007	656	$3.23	$2,117
Exercised	(219)	3.58	(784)
Cancelled	(7)	4.10	(27)

Outstanding at June 27, 2008	430	$3.03	$1,306

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Details of total exercisable incentive stock options at June 27, 2008 are as follows:

Number of				Number of Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

28	$1.75 to $1.81	$1.80	3.9-years	28
239	$2.05 to $2.80	2.57	3.6-years	239
116	$3.00 to $3.82	3.73	6.1-years	116
47	$4.00 to $4.95	4.38	6.5-years	47

430		$3.03	4.9-years	430

     Total non-qualified stock options granted under the 2002, 1996, and 1992 plans as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)

Outstanding at July 1, 2005	407	$3.25	$1,322
Exercised	(140)	2.89	(403)
Cancelled	(64)	4.03	(260)

Outstanding at June 30, 2006	203	$3.24	$659
Exercised	(29)	3.16	(92)
Cancelled	(14)	2.77	(37)
Reinstated	10	3.49	33
Reclassified from ISO	12	3.50	42

Outstanding at June 29, 2007	182	$3.32	$605
Granted	10	7.77	78
Exercised	(51)	4.87	(248)

Outstanding at June 27, 2008	141	$3.07	$435

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Details of total exercisable Non-Qualified Stock Options at June 27, 2008 are as follows:

Number of				Number of Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

71	$1.75 to $1.88	$1.80	3.3-years	71
5	$2.06 to $2.80	2.80	5.3-years	5
27	$3.10 to $3.65	3.35	4.4-years	27
29	$4.00 to $4.58	4.35	6.5-years	29
10	$7.77	5.75	9.4-years	—

142		$3.07	4.6-years	132

     The Company recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $4,000, $18,000 and $48,000 for fiscal years 2008, 2007 and 2006, respectively.
     There were non-qualified incentive stock options to purchase 10,000 shares of common stock granted to a service provider in the second quarter of fiscal year 2008. During fiscal year 2006, the Company awarded 12,500 shares of restricted stock to directors and employees, vesting over a period of one to two years and recorded compensation expense of approximately $18,000. In fiscal year 2007, the Company awarded 42,800 shares of restricted stock to directors and employees. Vesting periods range from one to three years. Restricted stock compensation expense for fiscal year 2007 was approximately $114,000. In fiscal year 2008, the Company awarded 121,500 shares of restricted stock to directors and employees, vesting over a period of one to two years. Restricted stock compensation expense for fiscal year 2008 was approximately $807,000.
NOTE G INCOME TAXES
     The income tax expense (benefit) applicable to income from continuing operations consists of the following:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)

Current
Federal	$274	$85	$—
State	47	10	—

Deferred
Federal	1,528	1,404	(276)
State	421	350	(93)
Foreign	3	—	—

Valuation Allowance	—	(2,954)	(576)

	$2,273	$(1,105)	$(945)

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred tax assets are comprised of the following (in thousands):

	June 27	June 29,
	2008	2007
Deferred Tax Assets:
Employee benefits	$295	$301
Bad debt reserves	130	142
All other reserves	86	97
Alternative minimum tax credits	134	200
Net operating losses	196	1,317
State tax net operating losses	112	267
Depreciation	432	372
Other	374	353

Total Deferred Tax Assets	1,759	3,049

Valuation Allowance	(47)	—

Deferred Tax Liabilities:
Goodwill	(177)	(140)
Foreign	(3)	—

Net Deferred Tax Assets	$1,532	$2,909

     Given the Company’s history of earnings and improved projected pre-tax income for future periods, management concluded in fiscal year 2007 that more likely than not the U.S. deferred tax assets will be realized in future periods. As such, the valuation allowance was no longer necessary and was reversed in fiscal year 2007. During fiscal year 2008, Versar management decided to establish a valuation allowance on its Philippine operations as it is not more likely than not that deferred tax assets will be realized for these operations in future periods as current projections appear to indicate periods of pre-tax loss.
     At June 27, 2008, the Company has net operating loss carryforwards of approximately $953,000 for federal income tax purposes related to SMC, which will expire in the years 2009 through 2012. Due to the substantial changes in SMC’s ownership, there are limitations on the amount of the carryforwards that can be utilized. As a result of such limitation, approximately $561,000 of the SMC net operating loss carryforwards are expected to expire unused. At June 27, 2008, the Company had SMC net operating loss carryforwards of $392,000 that it expects to be able to use to reduce future taxable income. Additionally, the Company had $200,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.
     A reconciliation of the Company’s income tax expense (benefit) for the federal statutory rate is as follows:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In thousands)

Expected provision at federal statutory rate	$1,923	$1,447	$133
Change in valuation allowance	47	(2,954)	(1,140)
State income tax expense	221	183	20
Permanent items	27	40	42
NOL adjustments and other	55	179	—

	$2,273	$(1,105)	$(945)

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Income taxes paid for the years ended June 27, 2008, June 29, 2007 and June 30, 2006 were $199,000, $55,000 and $44,000, respectively.
NOTE H EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
     The Company continues to maintain a 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
     Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2008, 2007 and 2006, the Company made cash contributions of $729,000, $649,000 and $658,000, respectively. All contributions to the 401(k) Plan vest immediately.
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
     GEOMET, a wholly-owned subsidiary of Versar, maintained a profit-sharing retirement plan for the benefit of its employees until January 2008. Under the plan, contributions are made at the discretion of GEOMET’s Board of Directors. No contributions have been made to this plan since fiscal year 1998. Vesting occured over time, such that an employee is 100% vested after seven years of participation. In January 2008, Geomet profit sharing plan was terminated and merged into the Company’s 401(k) plan.
NOTE I COMMITMENTS AND CONTINGENCIES
     Versar has a substantial number of U.S. Government contracts, the costs of which are subject to audit by the Defense Contract Audit Agency (DCAA). All fiscal years through 2006 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
     The Company leases approximately 138,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating and capital leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)

2009	$2,521
2010	2,122
2011	1,466
2012	1,278
2013	1,285
2014 and thereafter	3,438

$12,110

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,513,000, $2,111,000 and $2,535,000, for 2008, 2007 and 2006, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.
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
NOTE J CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Federal government as follows:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
	(In Thousands)
U.S. Department of Defense	$88,245	$65,997	$32,012
U.S. Environmental Protection Agency	2,399	2,753	3,909
Other U.S. Government Agencies	3,657	16,512	11,933

Total U.S. Federal Government	$94,301	$85,262	$47,854

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE K QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Unaudited quarterly financial information for fiscal years 2008 and 2007 is as follows (in thousands, except per share amounts):

	Fiscal Year 2008				Fiscal Year 2007
Quarter Ending	June 27	Mar 28	Dec 28	Sep 28	Jun 29	Mar 30	Dec 29	Sep 29

Gross Revenue	$28,491	$28,874	$29,355	$28,882	$30,190	$28,313	$21,938	$22,285

Gross Profit	3,426	3,796	3,067	3,499	3,346	2,860	2,468	2,148

Operating income	1,011	1,546	1,211	1,723	1,599	1,126	777	651

Net income	$716	$913	$745	$1,017	$830	$3,097	$749	$606

Net income per share — diluted	$0.08	$0.10	$0.08	$0.11	$0.10	$0.36	$0.09	$0.07

Weighted average number of shares outstanding — diluted	9,406	9,257	9,231	9,268	8,736	8,564	8,392	8,429

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding. In the third quarter of fiscal year 2007, the Company reversed its tax valuation allowance of $2 million.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	BALANCE	ADDITIONS		BALANCE
	AT BEGINNING	CHARGED TO COSTS	CHARGE	AT END OF
	OF YEAR	AND EXPENSES	OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS

2006	461,491	(33,696)	(79,294)	348,501

2007	348,501	335,518	(310,043)	373,976

2008	373,976	1,479	(32,492)	342,963

DEFERRED TAX VALUATION ALLOWANCE

2006	3,530,000	—	(576,000)	2,954,000

2007	2,954,000	—	(2,954,000)	—

2008	—	47,000	—	47,000