Form 10-Q
period 2008-09-26
VERSAR INC
filed 2008-11-10
CIK 803647

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the Quarterly Period Ended     September 26, 2008
                                          -------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the transition period from _______ to _______
                       Commission File Number   1-9309
                                              -----------

                                  VERSAR, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                 54-0852979
-----------------------------------    -----------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

           6850 Versar Center
         Springfield, Virginia                              22151
---------------------------------------    -------------------------------
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code     (703) 750-3000
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

                                Yes  [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer  [ ]                Accelerated filer [ ]
   Non-accelerated filer  [ ]                  Smaller reporting company [X]
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class of Common Stock          Outstanding at November 3, 2008
        ---------------------          -------------------------------
            $.01 par value                         9,003,221

                        VERSAR, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements - Unaudited


           Consolidated Balance Sheets as of
	     September 26, 2008 and June 27, 2008  	                    3

           Consolidated Statements of Income for the Three-Months
           Ended September 26, 2008 and September 28, 2007                4

           Consolidated Statements of Cash Flows for the Three-Months
           Ended September 26, 2008 and September 28, 2007                5

           Notes to Consolidated Financial Statements	                 6-10

  ITEM 2 - Management's Discussion and Analysis
	     of Financial Condition and Results of Operations           11-16

  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk    16

  ITEM 4T - Controls and Procedures                                      16

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                             16

  ITEM 6 - Exhibits                                                      16

SIGNATURES                                                               17

EXHIBITS                                                              18-21

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)

                                            September 26,     June 27,
                                                2008            2008
                                            -------------  -------------
ASSETS                                       (Unaudited)
 Current assets
  Cash and cash equivalents                 $      9,318   $     11,938
  Marketable securities                            2,663            ---
  Accounts receivable, net                        17,999         21,596
  Prepaid expenses and other current assets        1,074          1,080
  Deferred income taxes                              860          1,015
                                            -------------  -------------
     Total current assets                         31,914         35,629

 Property and equipment, net                       2,468          2,152
 Deferred income taxes                               512            517
 Goodwill                                            776            776
 Other assets                                        719            754
                                            -------------  -------------
     Total assets                           $     36,389   $     39,828
                                            =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                          $      5,279   $      7,731
  Billings in excess of revenue                       94            156
  Accrued salaries and vacation                    2,207          1,719
  Accrued bonus                                      481          2,066
  Other liabilities                                1,171          1,686
                                            -------------  -------------
     Total current liabilities                     9,232         13,358

 Other long-term liabilities                       1,406          1,417
                                            -------------  -------------
     Total liabilities                            10,638         14,775
                                            -------------  -------------

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.01 par value; 30,000,000
    shares authorized; 9,059,135 shares
    issued; 8,975,101 shares outstanding at
    September 26, 2008 and June 27, 2008              91             91
  Capital in excess of par value                  27,328         27,115
  Accumulated deficit                             (1,029)        (1,554)
  Treasury stock                                    (578)          (578)
  Accumulated other comprehensive loss               (61)           (21)
                                            -------------  -------------

     Total stockholders' equity                   25,751         25,053
                                            -------------  -------------

     Total liabilities and stockholders'
      equity                                $     36,389   $     39,828
                                            =============  =============

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                         VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
             (Unaudited - in thousands, except per share amounts)


                                              For the Three-Months Ended
                                             ----------------------------
                                             September 26,  September 28,
                                                 2008           2007
                                             -------------  -------------
GROSS REVENUE                                $     24,998   $     28,882
 Purchased services and materials, at cost         13,549         18,171
 Direct costs of services and overhead              8,271          7,212
                                             -------------  -------------
GROSS PROFIT                                        3,178          3,499

 Selling, general and administrative expenses       2,036          1,776
                                             -------------  -------------
OPERATING INCOME                                    1,142          1,723

OTHER (INCOME) EXPENSE
 Loss on marketable securities                        352            ---
 Interest income                                      (55)           (64)
 Income tax expense                                   320            770
                                             -------------  -------------

NET INCOME                                   $        525   $      1,017
                                             =============  =============

NET INCOME PER SHARE - BASIC                 $       0.06   $       0.12
                                             =============  =============

NET INCOME PER SHARE - DILUTED               $       0.06   $       0.11
                                             =============  =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                          9,059          8,809
                                             =============  =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                        9,198          9,268
                                             =============  =============



                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           VERSAR, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                             (Unaudited - in thousands)

                                               For the Three-Months Ended
                                              ----------------------------
                                              September 26,  September 28,
                                                  2008           2007
                                              -------------  -------------
Cash flows from operating activities
   Net income                                 $        525   $      1,017

 Adjustments to reconcile net income to
   net cash (used in)
  Provided by operating activities
   Depreciation and amortization                       243            210
   Loss on marketable securities                       352            ---
   Share based compensation                            213            105
   Deferred taxes                                      163            720

  Changes in assets and liabilities
   Decrease (increase) in accounts receivable        3,593           (635)
   (Increase) decrease in prepaids and other
    assets                                             (25)           150
   Decrease in accounts payable                     (2,376)        (1,372)
   Increase in accrued salaries and vacation           489            353
   Decrease in other liabilities                    (2,310)        (1,885)
                                              -------------  -------------
       Net cash provided by (used in)
        continuing operating activities                867         (1,337)
                                              -------------  -------------

Cash flows used in investing activities
 Purchase of property and equipment                   (568)          (236)
 Purchase of marketable securities                  (3,000)           ---
 Decrease (increase) in life insurance
  policies cash surrender value                         44            (24)
                                              -------------  -------------
       Net cash used in investing activities        (3,524)          (260)
                                              -------------  -------------

Cash flows from financing activities
 Proceeds from issuance of common stock                ---            628
                                              -------------  -------------
       Net cash provided by financing
        activities                                     ---            628
                                              -------------  -------------

Effect of exchange rate changes                         37            ---
                                              -------------  -------------

Net decrease in cash and cash equivalents           (2,620)          (969)
Cash and cash equivalents at the beginning
 of the period                                      11,938          6,296
                                              -------------  -------------
Cash and cash equivalents at the end of
 the period                                   $      9,318   $      5,327
                                              =============  =============

Supplementary disclosure of cash flow
  information:
 Cash paid during the period for
   Interest                                   $         11   $         12
   Income taxes                                        427             50



                The accompanying notes are an integral part of these
                         consolidated financial statements.

                     VERSAR, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(A)	Basis of Presentation

	The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 26, 2008 for additional information.

	The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of September 26, 2008, and the results of operations for the three-months ended September 26, 2008 and September 28, 2007. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

	At September 26, 2008, the Company had approximately $1.4 million in deferred tax assets which primarily relate to temporary differences between financial statement and income tax reporting.
Such differences include depreciation, deferred compensation, accruals and reserves. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

                    VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(E)	Debt

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (4.5% as of September 26, 2008).
In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit reduces the Company's availability on the line of credit. The line of credit capacity at September 26, 2008 was $5.9 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of September 26, 2008.

(F)	Goodwill and Other Intangible Assets

	On January 30, 1998, Versar completed the acquisition of The Greenwood Partnership, P.C. subsequently renamed (Versar Global Solutions, Inc. or VGSI). The transaction was accounted for as a purchase. Goodwill resulting from this transaction was approximately $1.1 million. Currently, the carrying value of goodwill is approximately $776,000 relating to the acquisition of VGSI, which is now part of the Company's Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment substantially exceeded the carrying value of the net assets of $6.5 million as of June 27, 2008. Should the Program Management business segment's financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

(G)	Net Income Per Share

	Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period, if dilutive. The Company's common stock equivalents consist of stock options and restricted stock awards.

                                         For the Three-Months Ended
                                        ----------------------------
                                        September 26,  September 28,
                                            2008           2007
                                        -------------  -------------

Weighted average common shares
  outstanding - basic                      9,059,135      8,809,255

Effect of assumed exercise of options
  and vesting of restricted stock
  awards (treasury stock method)             138,858        459,126
                                        -------------  -------------

Weighted average common shares
  outstanding - diluted                    9,197,993      9,268,381
                                        =============  =============

                    VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

(H)	Common Stock

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

	In the first three months of fiscal year 2009, the Company awarded 90,000 shares of restricted stock to executive officers and employees. The awards vest over a period of 4.5 months to 16 months. Stock-based compensation expense relating to restricted stock and option awards totaled $213,000 and $105,000 for the first three months ended September 26, 2008 and September 28, 2007, respectively. This expense is included in the direct costs of services and overhead line of the Consolidated Statements of Income.

	In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's".
The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of Common Stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of Common Stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015.
As of September 26, 2008, approximately 141,000 shares are available for future grant under the 2005 Plan.

	The Company also maintains the Versar 2002 Stock Incentive Plan (the "2002 Plan"), the Versar 1996 Stock Option Plan (the "1996 Plan") and the Versar 1992 Stock Option Plan (the "1992 Plan").

	Under the 2002 Plan, restricted stock and other types of stock-based awards are granted to any employee, service provider or director to whom a grant is approved from time to time by the Company's Compensation Committee. A "service provider" is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. No shares remain for future grant under the 2002 Plan. The Company will continue to maintain the plan until all previously granted securities have vested, been forfeited or retired.

	Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan.
The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. There were 83,500 shares of vested stock options outstanding as of September 26, 2008 under the 1996 Plan.

	Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992
Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. There were 179,761 shares of vested stock options outstanding as of September 26, 2008 under the 1992 Plan.

                    VERSAR, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

	A summary of activity under the Company's stock option plans as of September 26, 2008, and changes during the first three months of fiscal year 2009 are presented below:

                                                    Weighted-
                                        Weighted-    Average      Aggregate
        Options                          Average    Remaining     Intrinsic
                            Shares      Exercise   Contractual      Value
                        (in thousands)    Price       Term         ($000)
----------------------  --------------  ---------  -----------   -----------
Outstanding at June
  27, 2008                        571   $   3.05
Cancelled                          (2)      3.43
                        --------------  ---------
Outstanding at
  September 26, 2008              569   $   3.04         4.81    $      988
                        ==============  =========  ===========   ===========

Exercisable at
  September 26, 2008              559   $   2.96         4.61    $      947
                        ==============  =========  ===========   ===========


	As of September 26, 2008, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company's stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $42,000 if the pricing and service conditions are met in the future.

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

                    VERSAR, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (continued)

	Summary of financial information for each of the Company's segments follows:

                                             For the Three-Months Ended
                                            ----------------------------
                                            September 26,  September 28,
                                                2008           2007
                                            -------------  -------------
                                                   (In thousands)
GROSS REVENUE
-------------
 Program Management                         $     15,650   $     17,263
 Compliance and Environmental Programs             4,760          8,226
 Professional Services                             2,178          1,455
 National Security                                 2,410          1,938
                                            -------------  -------------
                                            $     24,998   $     28,882
                                            =============  =============

GROSS PROFIT (A)
----------------
 Program Management                         $      2,313   $      2,282
 Compliance and Environmental Programs               226            680
 Professional Services                               421            248
 National Security                                   218            289
                                            -------------  -------------
                                            $      3,178   $      3,499

Selling, general and administrative
 Expenses                                         (2,036)        (1,776)
                                            -------------  -------------

OPERATING INCOME                            $      1,142   $      1,723
                                            =============  =============

(A) Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.


                                                      Years Ended
                                            ----------------------------
                                            September 26,     June 27,
                                                2008            2008
                                            -------------  -------------
                                                     (In thousands)
IDENTIFIABLE ASSETS
-------------------
 Program Management                         $      8,207   $     11,405
 Compliance and Environmental Programs             7,466          8,762
 Professional Services                             2,464          1,554
 National Security                                 2,702          2,693
 Corporate and Other                              15,550         15,414
                                            -------------  -------------
Total Assets                                $     36,389   $     39,828
                                            =============  =============

(K)	Marketable Securities

	During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on investments the Company was holding in FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS, yet rather than allow the fund the customary time to satisfy the margin call to the end of the day, UBS demanded the fund cover all calls and puts at high premiums or they would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian.
The fund will seek legal action against UBS to cover its losses to which the Company will be a part of any such settlement. The Company has taken steps to redeem all of its assets from marketable securities and reinvesting in its primary bank due to the volatile nature of the market.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

	This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially.
The forward-looking statements include without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, described in our Form 10-K for fiscal year ended
June 27, 2008 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Financial Trends
----------------

	In fiscal year 2006, the Company's gross revenues declined primarily due to the continuation of federal government delays in funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq work under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and increased the Company's funded backlog by 55% to $48 million. By the end of fiscal year 2007, as a result of continued efforts to grow the business and with new contracts, funded backlog had increased by an additional 19% to $57 million. During fiscal year 2008, backlog continued to grow, increasing by 12% to $64 million at June 27, 2008.

	In the first quarter of fiscal year 2009, the Company was awarded an additional $71 million in additional work, which increased funded backlog up to $110 million as of September 26, 2008. Although the Company has continued to exhibit success with the award of additional work, resulting in increased backlog, during the first quarter of fiscal year 2009, the Company experienced a 13% decline in gross revenues. This decline was primarily attributable to a decrease in the award of construction projects in the U.S. in the Project Management segment during fiscal year 2008 resulting in lower construction work and a decline in aquatic facility work in the Compliance and Environmental Programs segment. Several awards of new, larger projects for the Project Management segment were received late in the first quarter of fiscal year 2009 and the Company anticipates that these new awards will result in additional construction work during the second half of fiscal year 2009. There continues to be a decline in the award of additional aquatic facility work and the Company expects this segment to continue to face a decline in revenues during the 2009 fiscal year.

	Approximately 53% of the Company's business volume related to the reconstruction efforts in Iraq in fiscal year 2008. However, the Company is taking steps to further diversify its business if opportunities in Iraq are reduced or are eliminated. The Company's primary focus is on BRAC efforts and requirements which have been delayed as a result of the war in Iraq. Gross revenues and gross profit increased among all business segments in fiscal year 2008.
We see the Compliance and Environmental business segment being impacted by the funding of work into fiscal year 2009. We continue to follow the funding shifts in Iraq and Afghanistan to maintain and expand our business basis. The funding of BRAC work world-wide represents our greatest opportunity for growth in the second half of fiscal year 2009.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	*  The ability to obtain follow-on project work;
	* Failure to properly manage projects resulting in additional costs;
	*  The cost of compliance for the Company's laboratories;
	* The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;
	*  Loss of key personnel;
	*  The ability to compete in a highly competitive environment; and
	*  Federal funding delays due to the war in Iraq.

Results of Operations
---------------------

First Quarter Comparison of Fiscal Year 2009 and 2008
-----------------------------------------------------

                                               For the Three-Months Ended
                                              ----------------------------
                                              September 26,  September 28,
                                                  2008           2007
                                              -------------  -------------

GROSS REVENUE
-------------
Program Management                            $     15,650   $     17,263
Compliance and Environmental Programs                4,760          8,226
Professional Services                                2,178          1,455
National Security                                    2,410          1,938
                                              -------------  -------------
                                              $     24,998   $     28,882
                                              =============  =============


	Gross revenue for the first quarter of fiscal year 2009 was $24,998,000, a decrease of $3,884,000 (13%) from the first quarter of fiscal year 2008. Gross revenues in the Program Management business segment for the first quarter of fiscal year 2009 was $15,650,000, a decrease of $1,613,000 (9%) from that reported in the first quarter of fiscal year 2008. The decrease is due to lower construction related work in the United States as several large projects in the pipeline were not awarded until late in the first quarter of fiscal year 2009. Gross revenues for the Compliance and Environmental Programs business segment for the first quarter of fiscal year 2009 was $4,760,000, a decrease of $3,466,000 (42%) from the first quarter of fiscal year 2008. The decrease is due the completion of several large municipal aquatic facility projects at the end of fiscal year 2008, and state and municipal budget constraints due to the poor economy for additional aquatic facility work. Gross revenues for the Professional Services business segment for the first quarter of 2009 was $2,178,000, an increase of $723,000 (50%) from the first quarter of fiscal year 2008. The increase is attributable to additional larger professional services outsourcing awards awarded in fiscal year 2008. Gross revenues for the National Security business segment for the first quarter of fiscal year 2009 was $2,410,000, an increase of $472,000 (24%) from the first quarter of fiscal year 2008.
The increase is primarily due to additional chemical laboratory work during the first quarter of fiscal year 2009.

	Purchased services and materials decreased by $4,622,000 (25%) in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. The decrease is attributable to the decrease in construction work and municipal aquatic facility work in the Program Management and the Compliance and Environmental Programs business segments as mentioned above.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,059,000 (15%) in the first quarter of fiscal year 2009 compared to that reported in the first quarter of fiscal year 2008. Approximately 47% of the increase is due to the business growth in the Professional Services business segment. The balance of the increase is due to additional costs required to support business growth efforts in the Program Management business segment.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Gross profit for the first quarter of fiscal year 2009 was $3,178,000, a decrease of $321,000 (9%) from that reported in the first quarter of fiscal year 2008. The decrease is primarily due to the decreased gross revenues in the Compliance and Environmental business segment as mentioned above.


							 For the Three-Months Ended
                                          ----------------------------
                                          September 26,  September 28,
                                              2008           2007
                                          -------------  -------------
GROSS PROFIT
------------
Program Management                        $      2,313   $      2,282
Compliance and Environmental Programs              226            680
Professional Services                              421            248
National Security                                  218            289
                                          -------------  -------------
                                          $      3,178   $      3,499
                                          =============  =============

	Gross profit for the Program Management business segment for the first quarter of fiscal year 2009 was $2,313,000, an increase of $31,000 (1%) over that reported in the first quarter of fiscal year 2008. Gross profit for the Compliance and Environmental business segment for the first quarter of fiscal year 2009 was $226,000, a decrease of $454,000 (67%) lower than that reported in the first quarter of fiscal year 2008. Thirty-five percent of the decrease is due to the lower aquatic facility work. The balance of the decrease is due to funding delays and poor economic conditions. Gross profit for the Professional Services business segment for the first quarter of fiscal year 2009 was $421,000, an increase of $173,000 (70%) over that reported in the first quarter of fiscal year 2008. The increase is attributable to the increased gross revenues as mentioned above. Gross profit for the National Security business segment was $218,000, a decrease of $71,000 (25%) lower than that reported in the first quarter of fiscal year 2008. The decrease was due to delayed product shipments of personal protective equipment during the first quarter of fiscal year 2009.

	Selling, general and administrative expenses increased by $260,000 (15%) during the first quarter of fiscal year 2009 compared to that reported in the first quarter of fiscal year 2008. The increase is primarily due to increased business development activities and compliance costs associated with Sarbanes Oxley.

	Operating income for the first quarter of fiscal year 2009 was $1,142,000, a decrease of $581,000 (34%) lower than that reported for the first quarter of fiscal year 2008. The decrease is attributable to the decreased revenues, project funding delays, and higher selling, general and administrative costs as mentioned above.

	During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS, yet rather than allow the fund the customary time to satisfy the margin call to the end of the day, UBS demanded the fund cover all calls and puts at high premiums or they would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund is pursuing legal action against UBS to cover its losses. The Company will participate in any such settlement. The Company has taken steps to redeem all of its assets from marketable securities and reinvesting in its primary bank due to the volatile nature of the market.

	Interest income for the first quarter of fiscal year
2009 was $55,000, a decrease of $9,000 lower than that reported in the first quarter of fiscal year 2008. The decrease is due to lower interest rates in the first quarter of fiscal year 2009.

	Income tax expense for the first quarter of fiscal year 2009 was $320,000, a $450,000 decrease from that reported in the first quarter of fiscal year 2008. The effective tax rates were 38% and 43% for the first quarter of fiscal year 2009 and 2008, respectively.

	Versar's net income for the first quarter of fiscal year 2009 was $525,000 compared to $1,017,000 in the first quarter of fiscal year 2008. The decreased revenue, project funding delays, higher selling, general and administrative costs, and the marketable security loss accounted for the reduced net income for the first quarter of fiscal year 2009.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of September 26, 2008 approximated $22,682,000, an increase of $411,000 (2%) from June 29, 2007. In addition, at September 26, 2008, the Company's current ratio was 3.46, an improvement over the 2.67 current ratio reported on June 27, 2007. The increase was due to the reduction of current liabilities during the quarter.

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (4.5% as of September 26, 2008). In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit reduces the Company's availability on the line of credit. The line of credit capacity at September 26, 2008 was $5.9 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of September 26, 2008.

	Management believes that the current cash balance and marketable securities of over $12 million along with anticipated cash from operations and existing capacity on the line of credit, there is sufficient capital to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2009 are approximately $750,000 primarily to maintain our existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.

Critical Accounting Policies and Related Estimates That Have a
Material Effect on Versar's Consolidated Financial Statements

	Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company's consolidated financial position and results of operations, which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form
10-Q and in our annual report on Form 10-K filed for 2008 fiscal year.

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

	Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 2 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At September 26, 2008 the Company has accrued approximately $551,000 long-term liability to clean up the chemical laboratory.

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

	New accounting pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R),Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes the requirements for an acquiring entity's recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on its financial position and results of operations.

	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

Impact of Inflation

	Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost-plus-fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation.
Multi-year contracts include provisions for projected increases in labor and other costs.

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

Item 4T - Controls and Procedures

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




Date:  November 10, 2008