Form 10-Q
period 2008-12-26
VERSAR INC
filed 2009-02-06
CIK 803647

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended     December 26, 2008
                                              ------------------------

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from _______ to _______
                           Commission File Number   1-9309
                                                 ------------

                                     VERSAR, INC.
---------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 DELAWARE                            54-0852979
--------------------------------------   -------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

            6850 Versar Center
          Springfield, Virginia                       22151
--------------------------------------   -------------------------------
(Address of principal executive                    (Zip Code)
 offices)

      Registrant's telephone number, including area code   (703) 750-3000
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

                                   Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class of Common Stock         Outstanding at January 30, 2009
             ---------------------         -------------------------------
                $.01 par value                        9,126,235

                           VERSAR, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q


                                                                    PAGE
                                                                    ----

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements - Unaudited

              Consolidated Balance Sheets as of
              December 26, 2008 and June 27, 2008                     3

              Consolidated Statements of Income for
              the Three-Month and Six-Month Periods
              Ended December 26, 2008 and December 28, 2007           4

              Consolidated Statements of Cash Flows for
              the Six-Month Periods Ended December 26, 2008
              and December 28, 2007                                   5

              Notes to Consolidated Financial Statements	       6-10

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations    11-18

     ITEM 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                            18

     ITEM 4T - Controls and Procedures                               18

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                      18

     ITEM 4 - Submission of Matters to a Vote of Stockholders        19

     ITEM 6 - Exhibits	                                             19

SIGNATURES                                                           20

EXHIBITS                                                          21-24

                         VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)

                                               December 26,       June 27,
                                                  2008              2008
                                               ------------    ------------
ASSETS                                         (Unaudited)

  Current assets
    Cash and cash equivalents                  $     7,723     $    11,938
    Accounts receivable, net                        24,660          21,596
    Prepaid expenses and other current assets        1,347           1,080
     Deferred income taxes                             861           1,015
                                               ------------    ------------
        Total current assets                        34,591          35,629

  Property and equipment, net                        2,490           2,152
  Deferred income taxes                                496             517
  Goodwill                                             776             776
  Other assets                                         688             754
                                               ------------    ------------
        Total assets                           $    39,041     $    39,828
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Accounts payable                          $     7,194     $     7,731
     Billings in excess of revenue                     ---             156
     Accrued salaries and vacation                   1,867           1,719
     Accrued bonus                                     600           2,066
     Other liabilities                               1,345           1,686
                                               ------------    ------------
        Total current liabilities                   11,006          13,358

  Other long-term liabilities                        1,433           1,417
                                               ------------    ------------
        Total liabilities                           12,439          14,775
                                               ------------    ------------

  Commitments and contingencies

  Stockholders' equity
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    9,078,135 shares and 9,059,135
    shares issued; 8,993,189 shares
    and 8,975,101 shares outstanding
    at December 26, 2008 and June 27,
    2008, respectively                                  91              91
   Capital in excess of par value                   27,637          27,115
   Accumulated deficit                                (465)         (1,554)
   Treasury stock                                     (581)           (578)
   Accumulated other comprehensive loss                (80)            (21)
                                               ------------    ------------
        Total stockholders' equity                  26,602          25,053
                                               ------------    ------------
        Total liabilities and stockholders'
         equity                                $    39,041     $    39,828
                                               ============    ============


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                (Unaudited - in thousands, except per share amounts)


                        For the Three-Month         For the Six-Month
                           Periods Ended              Periods Ended
                     --------------------------   --------------------------
                     December 26,  December 28,   December 26,  December 28,
                        2008          2007           2008          2007
                     ------------  ------------   ------------  ------------

GROSS REVENUE        $    27,967   $    29,355    $    52,965   $    58,237
 Purchased services
  and materials,
  at cost                 15,651        17,965         29,200        36,136
 Direct costs of
  services and
  overhead                 9,111         8,323         17,382        15,535
                     ------------  ------------   ------------  ------------
GROSS PROFIT               3,205         3,067          6,383         6,566

 Selling, general
  and administrative
  expenses                 2,198         1,856          4,234         3,632
                     ------------  ------------   ------------  ------------

OPERATING INCOME           1,007         1,211          2,149         2,934

OTHER EXPENSE
 (Gain) loss on
  marketable
  securities                  (7)          ---            346           ---
 Interest expense
  (income)                    74           (52)            19          (116)
                     ------------  ------------   ------------  ------------
INCOME BEFORE INCOME
 TAXES                       940         1,263          1,784         3,050

 Income tax expense          375           518            695         1,288
                     ------------  ------------   ------------  ------------

NET INCOME           $       565   $       745    $     1,089   $     1,762
                     ============  ============   ============  ============

NET INCOME PER
 SHARE - BASIC       $      0.06   $      0.08    $      0.12   $      0.20
                     ============  ============   ============  ============

NET INCOME PER
 SHARE - DILUTED     $      0.06   $      0.08    $      0.12   $      0.19
                     ============  ============   ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING -
 BASIC                     9,068         8,871          9,064         8,840
                     ============  ============   ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING -
 DILUTED                   9,112         9,231          9,134         9,243
                     ============  ============   ============  ============



                  The accompanying notes are an integral part of these
                            consolidated financial statements.

                              VERSAR, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                (Unaudited - in thousands)

                                           For the Six-Month Periods Ended
                                           --------------   --------------
                                            December 26,     December 28,
                                                2008             2007
                                           --------------   --------------
Cash flows from operating activities
      Net income                           $       1,089    $       1,762

 Adjustments to reconcile net income
   to net cash used in operating
   activities
  Depreciation and amortization                      496              427
  Provision for doubtful accounts
   receivable                                        ---                1
  Loss on marketable securities                      346              ---
  Loss (gain) on life insurance
   policy cash surrender value                       146              (20)
  Share based compensation                           514              462
  Deferred taxes                                     178            1,195

 Changes in assets and liabilities
  (Increase) decrease in accounts
   receivable                                     (3,067)           1,154
  (Increase) decrease in prepaids
   and other assets                                 (303)             437
  Decrease in accounts payable                      (461)          (3,479)
  Increase in accrued salaries and
   vacation                                          149               96
  Decrease in other liabilities                   (2,079)          (2,064)
                                           --------------   --------------
      Net cash used in operating
       activities                                 (2,992)             (29)
                                           --------------   --------------

Cash flows used in investing
 activities
 Purchase of property and equipment                 (848)            (469)
 Purchase of marketable securities                (3,000)             ---
 Proceeds from sale of marketable
  securities                                       2,654              ---
 Premium paid on life insurance
  policies                                           (40)             (38)
                                           --------------   --------------
      Net cash used in investing
       activities                                 (1,234)            (507)
                                           --------------   --------------

Cash flows from financing activities
 Proceeds from issuance of common stock                8              697
 Purchase of treasury stock                           (3)             ---
                                           --------------   --------------
      Net cash provided by financing
       activities                                      5              697
                                           --------------   --------------

Effect of exchange rate changes                        6               45
                                           --------------   --------------

Net (decrease) increase in cash and
 cash equivalents                                 (4,215)             206
Cash and cash equivalents at the
 beginning of the period                          11,938            6,296
                                           --------------   --------------
Cash and cash equivalents at the
 end of the period                         $       7,723    $       6,502
                                           ==============   ==============

Supplementary disclosure of cash
 flow information:
 Cash paid during the period for
   Interest                                $          22    $          22
   Income taxes                                    1,469               92


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

(A)	Basis of Presentation

	The accompanying consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.'s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 27, 2008 for additional information.

	The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 26, 2008, and the results of operations for the six-month periods ended December 26, 2008 and December 28, 2007. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

	At December 26, 2008, the Company had approximately $1.3 million in deferred tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

                       VERSAR, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

(E)	Debt

	The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (2.75% as of December 26, 2008). In
October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit has subsequently been reduced to $455,147 in January 2009. The letter of credit reduces the Company's availability on the line of credit. Availability under the line of credit at December 26, 2008 was $5.9 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of December 26, 2008. The Company had no borrowings outstanding under the line of credit as of December 26, 2008.

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


                        For the Three-Month         For the Six-Month
                           Periods Ended              Periods Ended
                     --------------------------   --------------------------
                     December 26,  December 28,   December 26,  December 28,
                        2008          2007           2008          2007
                     ------------  ------------   ------------  ------------
Weighted average
 common shares
 outstanding - basic   9,068,212     8,871,477      9,064,080     8,840,366

Effect of assumed
 exercise of options
 and vesting of
 restricted stock
 awards (treasury
 stock method)            44,221       359,530         69,632       402,566
                     ------------  ------------   ------------  ------------

Weighted average
 common shares
 outstanding -
 diluted               9,112,433     9,231,007      9,133,712     9,242,932
                     ============  ============   ============  ============

                            VERSAR, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

	For fiscal year 2009, options to purchase approximately 64,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

	In September 2008, the Company awarded 90,000 shares of restricted stock to executive officers and employees. The awards vest over a period of 4.5 months to 16.5 months. Stock-based compensation expense relating to restricted stock and option awards totaled $514,000 and $462,000 for the six months ended December 26, 2008 and December 28, 2007, respectively. This expense is included in the direct costs of services and overhead line of the Consolidated Statements of Income. During the first six months of fiscal year 2009, 3,000 shares of Incentive Stock Option with intrinsic value of approximately $4,500 were exercised.

	In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's". The per share exercise price for options and SARS granted under the 2005 Plan shall not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of December 26, 2008, approximately 141,000 shares are available for future grant under the 2005 Plan.

	The Company also maintains the Versar 2002 Stock Incentive Plan (the "2002 Plan"), the Versar 1996 Stock Option Plan (the "1996 Plan") and the Versar 1992 Stock Option Plan (the "1992 Plan").

	Under the 2002 Plan, restricted stock and other types of stock-based awards were granted to any employee, service provider or director to whom a grant was approved from time to time by the Company's Compensation Committee. A "service provider" is defined for purposes of the 2002
Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. No shares remain for future grant under the 2002 Plan. The Company will continue to maintain the plan until all previously granted securities have vested, been forfeited or retired. As of December 26, 2008, there were vested stock options to purchase 283,970 shares of common stock under the 2002 Plan.

	Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 26, 2008, there were vested stock options to purchase 176,761 shares of common stock under the 1996 Plan.

	Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 26, 2008, there were vested stock options to purchase 83,500 shares of common stock under the 1992 Plan.

                      VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

	A summary of activity under the Company's stock incentive plans as of December 26, 2008, and changes during the first six months of fiscal year 2009 are presented below:

                                                      Weighted-
                                          Weighted-    Average   Aggregate
        Options                            Average    Remaining  Intrinsic
                             Shares       Exercise   Contractual   Value
                         (in thousands)     Price       Term       ($000)
----------------------   --------------  ----------- ----------- ----------
Outstanding at June
 28, 2008                          571   $     3.05
Exercised                           (3)        2.63
Cancelled                           (2)        3.43
                         --------------  ----------- ----------- -----------
Outstanding at
 December 26, 2008                 566   $     3.05        4.58  $      984
                         ==============  =========== =========== ===========
Exercisable at
 December 26, 2008                 556   $     2.96        4.38  $      942
                         ==============  =========== =========== ===========

	As of December 26, 2008, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company's stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $42,000 if the pricing and service conditions of these options are met in the future.

(J)	Business Segments

	The Company's business is operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The Company evaluates and measures the performance of its business segments based on gross revenue, gross profit and operating income. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company's business segments. These segments were segregated based on the nature of the work, business processes, customer base and business environment in which each of the segments operates.

	The Program Management business segment manages larger, more complex projects whose business processes and management are unique to the rest of the Company. The Compliance and Environmental Programs business segment provides consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including testing and evaluation and personal protective solutions to meet our clients' needs.

                       VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

	Summary of financial information for each of the Company's segments follows:

                        For the Three-Month           For the Six-Month
                           Periods Ended                Periods Ended
                     --------------------------   --------------------------
                     December 26,  December 28,   December 26,  December 28,
                        2008          2007           2008          2007
                     ------------  ------------   ------------  ------------

GROSS REVENUE
-------------
Program Management   $    17,080   $    16,541    $    32,730   $    33,804
Compliance and
 Environmental
 Programs                  5,704         8,699         10,464        16,925
Professional
 Services                  2,784         2,323          4,962         3,778
National Security          2,399         1,792          4,809         3,730
                     ------------  ------------   ------------  ------------
                     $    27,967   $    29,355    $    52,965   $    58,237
                     ============  ============   ============  ============

GROSS PROFIT(A)
---------------
Program Management   $     2,158   $     2,090    $     4,471   $     4,372
Compliance and
 Environmental
 Programs                    309           480            535         1,160
Professional
 Services                    388           366            809           614
National Security            350           133            568           420
                     ------------  ------------   ------------  ------------
                     $     3,205   $     3,067    $     6,383   $     6,566

Selling, general
 and administrative
 expenses                 (2,198)       (1,856)        (4,234)       (3,632)
                     ------------  ------------   ------------  ------------

OPERATING INCOME     $     1,007   $     1,211    $     2,149   $     2,934
                     ============  ============   ============  ============

(A)Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.


                                          Periods Ended
                                ------------------------------
                                December 26,        June 27,
                                   2008               2008
                                ------------      ------------
                                         (In thousands)
IDENTIFIABLE ASSETS
-------------------
  Program Management            $    14,956       $    11,405
  Compliance and
    Environmental Programs            6,805             8,762
  Professional Services               2,938             1,554
  National Security                   2,687             2,693
  Corporate and Other                11,655            15,414
                                ------------      ------------

Total Assets                    $    39,041       $    39,828
                                ============      ============

(K)	Marketable Securities

	During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund has indicated it will seek legal action against UBS to cover its losses. The Company will participate in any recovery from any such action. The Company has reallocated its remaining assets from marketable securities to its primary bank due to the volatile nature of the market.

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

Financial Trends
----------------

	In fiscal year 2006, the Company's gross revenues declined primarily due to the continuation of federal government delays in federal government funding, which in certain instances, spanned as much as nine months and the continued diversion of funding to the war in Iraq. The Company adapted to the funding shifts by expanding its services in Iraq work under existing contracts and seeking new contract work in Iraq. By the end of fiscal year 2006, the project funding began to return to normal levels and as a result the Company's funded backlog increased by 55% to $48 million. By the end of fiscal year 2007, as a result of continued efforts to grow the business and with new contracts, funded backlog had increased by an additional 19% to $57 million. During fiscal year 2008, backlog continued to grow, increasing by 12% to $64 million at June 27, 2008.

	In the first six months of fiscal year 2009, the Company was awarded an additional $88 million in additional work, which increased funded backlog to $99 million as of December 26, 2008. The Company has continued to experience success with the award of additional work. During the first six months of fiscal year 2009, the Company experienced a 9% decline in gross revenues. This decline was primarily attributable to a decrease in the award of construction projects in the U.S. in the Project Management segment in fiscal year 2009 and a decline in aquatic facility work in the Compliance and Environmental Programs segment. Several awards of new, larger projects for the Project Management segment were received late during the first quarter of fiscal year 2009 and the Company anticipates that these new awards will result in additional construction work during the second half of fiscal year 2009. There continues to be a decline in the award of additional aquatic facility work and the Company expects the Compliance and Environmental Program segment to continue to experience a decline in revenues during the 2009 fiscal year.

	Approximately 53% of the Company's business volume was related to the reconstruction efforts in Iraq for fiscal year 2008. However, the Company is taking steps during fiscal year 2009 to further diversify its business to prepare for a time when opportunities in Iraq may be reduced or eliminated. The Company's primary focus is on BRAC efforts and requirements which have been delayed as a result of the war in Iraq. We continue to follow the funding shifts in Iraq and Afghanistan to maintain and expand our business basis. We believe the funding of BRAC work world-wide represents our greatest opportunity for growth in the second half of fiscal year 2009.

	There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:

	*	General economic or political conditions;
	* 	Threatened or pending litigation;
	* 	The timing of expenses incurred for corporate initiatives;
	* 	Employee hiring, utilization, and turnover rates;
	* 	The seasonality of spending in the federal government and
		for commercial clients;
	* 	Delays in project contracted engagements;
	* 	Unanticipated contract changes impacting profitability;
	* 	Increased pricing competition due to reductions in prices
		by our competitors;

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	* 	The ability to obtain follow-on project work;
	* 	Failure to properly manage projects resulting in additional
		costs;
	* 	The cost of compliance for the Company's laboratories;
	* 	The results of a negative government audit potentially
            impacting our costs, reputation and ability to work with
            the federal government;
	* 	Loss of key personnel;
	* 	The ability to compete in a highly competitive environment;
		and
	*	Federal funding delays due to the war in Iraq.

Results of Operations
---------------------

Second Quarter Comparison of Fiscal Year 2009 and 2008
------------------------------------------------------

                                    For the Three-Month Periods Ended
                                    ---------------------------------
                                     December 26,       December 28,
                                         2008               2007
                                    --------------     --------------

GROSS REVENUE
-------------
Program Management                  $      17,080      $      16,541
Compliance and Environmental
  Programs                                  5,704              8,699
Professional Services                       2,784              2,323
National Security                           2,399              1,792
                                    --------------     --------------
                                    $      27,967      $      29,355
                                    ==============     ==============

	Gross revenue for the second quarter of fiscal year 2009 was $27,967,000, a decrease of $1,388,000 (5%) from the second quarter of fiscal year 2008. Gross revenue in the Program Management business segment for the second quarter of fiscal year 2009 was $17,080,000, an increase of $539,000 (3%) from that reported in the second quarter of fiscal year 2008. The increase is due to new project work in the United Arab Emirates.
Gross revenue in the Compliance and Environmental Programs business segment for the second quarter was $5,704,000, a decrease of $2,995,000 (34%) from the second quarter of fiscal year 2008. The decrease is due to the completion of several large municipal aquatic facility projects at the end of fiscal year 2008, and a reduction in new aquatic facility projects due to municipal budget constraints resulting from the poor economy.
Gross revenue in the Professional Services business segment for the second quarter of fiscal year 2009 was $2,784,000, an increase of $461,000 (20%) from the second quarter of fiscal year 2008. The increase is attributable to continuing work in larger professional services outsourcing awards received in fiscal year 2008. Gross revenue for the National Security business segment for the second quarter of fiscal year 2009 was $2,399,000, an increase of $607,000 (34%) from the second quarter of fiscal year 2008. The increase is attributable to additional chemical laboratory work, personal protective suit sales and meteorological work during the quarter.

	Purchased services and materials decreased by $2,314,000 (13%) in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. The decrease is attributable to the decrease in municipal aquatic facility work in the Compliance and Environmental Programs business segment as mentioned above.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $788,000 (9%) in the second quarter of fiscal
year 2009 compared to the second quarter of 2008.   The increase is
primarily due to additional costs required to support business growth efforts in the Program Management business segment supporting United
Arab Emirates business expansion and Continental United States based construction activity.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Gross profit for the second quarter of fiscal year 2009 was $3,205,000, an increase of $138,000 (4%) from the second quarter of fiscal year 2008. The increase is primarily due to improved profitability in the National Security business segment, offset in part by a decline in the Compliance and Environmental Programs segment, as shown in the table below.

                                    For the Three-Month Periods Ended
                                    ---------------------------------
                                     December 26,       December 28,
                                         2008               2007
                                    --------------     --------------

GROSS PROFIT
------------
Program Management                  $       2,158      $       2,090
Compliance and Environmental
 Programs                                     309                480
Professional Services                         388                366
National Security                             350                133
                                    --------------     --------------
                                    $       3,205      $       3,067
                                    ==============     ==============

	Gross profit for the Program Management business segment for the second quarter of fiscal year 2009 was $2,158,000, an increase of $68,000 (3%) from the second quarter of fiscal year 2008. Gross profit in the Compliance and Environmental Programs business segment for the second quarter of fiscal year 2009 was $309,000, a decrease of $171,000 (36%) compared to the second quarter of fiscal year 2008. The decrease is due to the reduced gross revenues as previously mentioned above resulting from poor economic conditions. Gross profit in the Professional Services business segment for the second quarter of fiscal year 2009 was $388,000, an increase of $22,000 (6%) over that reported in the second quarter of fiscal year 2008. Gross profit in the National Security business segment for the second quarter of fiscal year 2009 was $350,000, an increase of $217,000 (163%) from the second quarter of fiscal year 2008. The increase is directly attributable to the increased gross revenue as mentioned above.

	Selling, general and administrative expenses increased by $342,000 (18%) during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. The increase is primarily due to increased business development activities.

	Operating income for the second quarter of fiscal year 2009 was $1,007,000, a decrease of $204,000 (17%) compared to the second quarter of fiscal year 2008. The decrease is attributable to the higher selling, general and administrative costs as mentioned above.

	Interest expense for the second quarter of fiscal year was $74,000, compared to interest income of $52,000 reported in the second quarter of fiscal year 2008. The expense is attributable to the cost of financing the Company's various insurance policies together with a reduction in interest income as a result of the reduced federal government borrowing rates on the Company's cash balances invested in overnight repurchase agreements.

	Income tax expense for the second quarter of fiscal year 2009 was $375,000 compared to $518,000 in the second quarter of fiscal year 2008. The effective tax rates were 40% and 41% for the second quarter of fiscal years 2009 and 2008, respectively.

	Versar's net income for the second quarter of fiscal year 2009 was $565,000 compared to $745,000 in the second quarter of fiscal year 2008. The decreased gross revenues coupled with higher selling, general and administrative costs accounted for the reduced net income for the second quarter of fiscal year 2009.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Month Comparison of Fiscal Year 2009 and 2008
-------------------------------------------------

                                    For the Six-Month Periods Ended
                                    ---------------------------------
                                     December 26,       December 28,
                                         2008               2007
                                    --------------     --------------

GROSS REVENUE
-------------
Program Management                  $      32,730      $      33,804
Compliance and Environmental
 Programs                                  10,464             16,925
Professional Services                       4,962              3,778
National Security                           4,809              3,730
                                    --------------     --------------
                                    $      52,965      $      58,237
                                    ==============     ==============

	Gross revenue for the first six months of fiscal year 2009 was $52,965,000, a decrease of $5,272,000 (9%) from the first six months of fiscal year 2008. Gross revenue in the Program Management business segment for the first six months of fiscal year 2009 was $32,730,000, a decrease of $1,074,000 (3%) from the first six months of fiscal year 2008. The decrease is due to lower construction related work in the United States as several large projects in the pipeline were not awarded until late in the first quarter of fiscal year 2009. Gross revenue in the Compliance and Environmental Programs business segment for the first six months was $10,464,000, a decrease of $6,461,000 (38%) from the first six months of fiscal year 2008. The decrease is due to the completion of several large municipal aquatic facility projects at the end of fiscal year 2008, and a reduction in new aquatic facility projects due to municipal budget constraints resulting from the poor economy. Gross revenue in the Professional Services business segment for the first six months of fiscal year 2009 was $4,962,000, an increase of $1,184,000 (31%) from the first six months of fiscal year 2008. The increase is attributable to continuing work on larger professional services outsourcing awards received in fiscal year 2008. Gross revenue for the National Security business segment for the first six months of fiscal year 2009 was $4,809,000, an increase of $1,079,000 (29%) from the first six months of fiscal year 2008. The increase is attributable to additional chemical laboratory work, personal protective suit sales and meteorological work during the period.

	Purchased services and materials decreased by $6,936,000 (19%) in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. The decrease is attributable to the decrease in construction work in the Program Management business segment and in municipal aquatic facility work in the Compliance and Environmental
Programs business segment as mentioned above.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,847,000 (12%) in the first six months of fiscal year 2009 compared to the first six months of 2008.
The increase is primarily due to additional costs required to support business growth efforts in the Program Management and Professional Services business segments.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Gross profit for the first six months of fiscal year 2009 was $6,383,000, a decrease of $183,000 (3%) from the first six months of fiscal year 2008. The decrease is primarily attributable to reduced gross revenues and profitability in the Compliance and Environmental Programs business segment offset in part by increases in the Professional Services and National Security business segments as shown in the table below.

                                    For the Six-Month Periods Ended
                                    ---------------------------------
                                     December 26,       December 28,
                                         2008               2007
                                    --------------     --------------

GROSS PROFIT
------------
Program Management                  $       4,471      $       4,372
Compliance and Environmental
 Programs                                     535              1,160
Professional Services                         809                614
National Security                             568                420
                                    --------------     --------------
                                    $       6,383      $       6,566
                                    ==============     ==============

	Gross profit for the Program Management business segment for the first six months of fiscal year 2009 was $4,471,000, an increase of $99,000 (2%) from the first six months of fiscal year 2008. Gross profit in the Compliance and Environmental Programs business segment for the first six months of fiscal year 2009 was $535,000, a decrease of $625,000 (54%) compared to the first six months of fiscal year 2008.
The decrease is due to the reduced gross revenues as mentioned above resulting from poor economic conditions. Gross profit in the Professional Services business segment for the first six months of fiscal year 2009 was $809,000, an increase of $195,000 (32%) from the first six months of fiscal year 2008. Gross profit in the National Security business segment for the first six months of fiscal year 2009 was $568,000, an increase of $148,000 (35%) from the first six months of fiscal year 2008. These increases are directly attributable to the increased gross revenue as mentioned above.

	Selling, general and administrative expenses increased by $602,000 (17%) during the first six months of fiscal year 2009 compared to that reported in the first six months of fiscal year 2008. The increase is primarily due to increased business development activities.

	Operating income for the first six months of fiscal year 2009 was $2,149,000, a decrease of $785,000 (27%) compared to the first six months of fiscal year 2008. The decreased is primarily attributable to the higher selling, general and administrative costs as mentioned above.

	During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund has indicated it will seek legal action against UBS to cover its losses. The Company will participate in any recovery from any such action. The Company has reallocated its remaining assets from marketable securities to its primary bank due to the volatile nature of the market.

	Interest expense for the first six months of fiscal year 2009 was $19,000, compared to interest income of $116,000 for the first six months of fiscal year 2008. The expense is attributable to the cost of financing the Company's various insurance policies together with reduced interest income resulting from reduced federal government borrowing rates on the Company's cash balances invested in overnight repurchase agreements.

	Income tax expense for the first six months of fiscal year 2009 was $695,000 compared to $1,288,000 in the first six months of fiscal year 2008. The effective tax rates were 39% and 41% for the first six months of fiscal years 2009 and 2008, respectively.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Versar's net income for the first six months of fiscal year 2009 was $1,089,000 compared to $1,762,000 in the first six months of fiscal year 2008. The decrease in gross revenue along with higher selling, general and administrative costs, and the loss on marketable securities accounted for the reduced net income for the first six months of fiscal year 2009.

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of December 26, 2008 approximated $23,585,000, an increase of $1,314,000 (6%) from June 27, 2008. In addition, at December 26, 2008, the Company's current ratio was 3.14, an improvement over the 2.67 current ratio reported on June 27, 2008. The increase was due to the reduction of current liabilities during the first six months of fiscal year 2009.

	The Company has a line of credit facility with United Bank
(the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (2.75% as of December 26, 2008).
In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit has subsequently been reduced to $455,147 in January 2009. The letter of credit reduces the Company's availability on the line of credit. Availability under the line of credit at December 26, 2008 was $5.9 million. There are no borrowings outstanding under the line of credit as of December 26, 2008.
Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of December 26, 2008.

	Management believes that the current cash balance of over $7.7 million along with anticipated cash from operations and existing availability under the line of credit, are sufficient to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2009 are approximately $450,000 primarily to maintain our existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.

	The global economic business downturn has primarily impacted our commercial and state and municipal work in our Compliance and Environmental Programs business segment. As such, we are adjusting the Company's cost structure to minimize the impact to the overall Company financial performance.

Critical Accounting Policies and Related Estimates That Have a
Material Effect on Versar's Consolidated Financial Statements

	Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company's consolidated financial position and results of operations, which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and in our annual report on Form 10-K filed for the 2008 fiscal year.

	Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or incurred costs reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	There is the possibility that there will be currently unforeseeable adjustments to our estimated contract revenues, costs and margins for fixed price contracts in the future, particularly in the later stages of these contracts. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract.

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

	Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment.
In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 2 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is higher than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At December 26, 2008, the Company has accrued approximately $562,000 long-term liability to clean up the chemical laboratory.

	Goodwill and other intangible assets: The carrying value of goodwill relating to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment is approximately $776,000.
In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis on an annual basis. An analysis is performed on public companies and company transactions to prepare a market-based valuation.
Based upon the latest analysis as of June 27, 2008, the estimated fair value of the Program Management business segment exceeded the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment,s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

	New accounting pronouncements: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective and may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company has adopted the provisions of SFAS 159 in fiscal year 2009 and determined that there was no material impact on its financial position, results of operations or cash flows.

	In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, "Equity Method Investment Accounting Considerations," to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised
2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF Issue 08-6 includes the Task Force's conclusions on how an equity method investor should
(1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company intends to adopt
EITF Issue 08-6 effective January 1, 2009 on a prospective basis. The Company does not currently have any

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

investments that are accounted for under the equity method and as a result, does not believe the adoption of EITF Issue 08-6 will have a significant effect on its financial statements.

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

Item 4 - Submission of Matters to a Vote of Stockholders

	The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 19, 2008. The matters voted on at the Annual Meeting were as follows:

	(1)  The Election of Directors
		The election of ten nominees to serve as directors of the
            Company was approved as indicated below:

						         For     		  Withheld
                                         -----------        -----------

			Robert L. Durfee		7,016,980		   792,386
			Fernando V. Galaviz	6,457,885		 1,351,481
			James L. Gallagher	7,671,703		   138,145
			James V. Hansen		7,629,428		   179,938
			Amoretta M. Hoeber	7,673,303		   136,063
			Paul J. Hoeper		7,671,703		   137,663
			Michael Markels, Jr.	7,037,394		   771,972
			Amir A. Metry		7,671,103		   138,263
			Anthony L. Otten		7,672,803		   136,563
			Theodore M. Prociv	7,669,242		   140,124

	(2) The appointment of Grant Thornton LLP as independent accountants for fiscal year 2009 was ratified as indicated below:

					      For  		Against        Abstain
                               -----------    ------------   -----------

					  7,735,431	      40,632	    33,303

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

Date:  February 6, 2009