Form 10-Q
period 2009-03-27
VERSAR INC
filed 2009-05-11
CIK 803647

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended    March 27, 2009
                                                  --------------

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                  For the transition period from _______ to _______
                          Commission File Number   1-9309

                                     VERSAR, INC.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             DELAWARE                                 54-0852979
------------------------------------    -----------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

       6850 Versar Center
      Springfield, Virginia                              22151
------------------------------------     ----------------------------------
  (Address of principal executive                     (Zip Code)
             offices)

    Registrant's telephone number, including area code     (703) 750-3000
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

                                  Yes  [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                   Yes  [ ]    No [ ]

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

                                     Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class of Common Stock              Outstanding at May 1, 2009
           ---------------------              --------------------------
              $.01 par value                           9,102,169

                            VERSAR, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q


                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements - Unaudited

           Consolidated Balance Sheets as of March 27, 2009
           and June 27, 2008                                             3

           Consolidated Statements of Income for the Three-Month
           and Nine-Month Periods Ended March 27, 2009 and
           March 28, 2008                                                4

           Consolidated Statements of Cash Flows for the
           Nine-Month Periods Ended March 27, 2009 and March 28,
           2008                                                          5

           Notes to Consolidated Financial Statements	                6-11

  ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12-20

  ITEM 3 - Quantitative and Qualitative Disclosures About
           Market Risk                                                  20

  ITEM 4T -	Controls and Procedures                                     20

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                            20

  ITEM 1A - Risk Factors                                                20

  ITEM 6 - Exhibits	                                                21

SIGNATURES                                                              22

EXHIBITS                                                             23-26

                            VERSAR, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     (In Thousands)

                                                  March 27,       June 27,
                                                    2009            2008
                                               -------------   -------------
ASSETS                                           (Unaudited)
 Current assets
  Cash and cash equivalents                    $      5,248    $     11,938
  Accounts receivable, net                           31,006          21,596
  Prepaid expenses and other current assets           1,633           1,080
  Deferred income taxes                                 821           1,015
                                               -------------   -------------
     Total current assets                            38,708          35,629

 Property and equipment, net                          2,487           2,152
 Deferred income taxes                                  556             517
 Goodwill                                               776             776
 Other assets                                           639             754
                                               -------------   -------------
     Total assets                              $     43,166    $     39,828
                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                             $      8,579    $      7,731
  Billings in excess of revenue                         ---             156
  Accrued salaries and vacation                       2,571           1,719
  Accrued bonus                                       1,150           2,066
  Other liabilities                                   1,863           1,686
                                               -------------   -------------
     Total current liabilities                       14,163          13,358

 Other long-term liabilities                          1,403           1,417
                                               -------------   -------------
     Total liabilities                               15,566          14,775
                                               -------------   -------------

 Commitments and contingencies

 Stockholders' equity
  Common stock, $.01 par value; 30,000,000
   shares authorized; 9,193,635 shares and
   9,059,135 shares issued; 9,074,300 shares
   and 8,975,101 shares outstanding at
   March 27, 2009 and June 27, 2008,
   respectively                                          92              91

 Retained earnings
  Capital in excess of par value                     27,650          27,115
  Retained earnings (accumulated deficit)               660          (1,554)
  Treasury stock                                       (706)           (578)
  Accumulated other comprehensive loss                  (96)            (21)
                                               -------------   -------------

     Total stockholders' equity                      27,600          25,053
                                               -------------   -------------

     Total liabilities and stockholders'
      equity                                   $     43,166    $     39,828
                                               =============   =============


                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                             VERSAR, INC. AND SUBSIDIARIES
                           Consolidated Statements of Income
                 (Unaudited - in thousands, except per share amounts)


                                For the Three-Month       For the Nine-Month
                                    Periods Ended            Periods Ended
                                ---------------------   ---------------------
                                March 27,   March 28,   March 27,   March 28,
                                  2009        2008        2009        2008
                                ---------- ----------   ---------- ----------
GROSS REVENUE                   $  31,851  $  28,874    $  84,816  $  87,111
 Purchased services and
  materials, at cost               17,470     16,212       46,670     52,348
 Direct costs of services and
  overhead                         10,026      8,866       27,408     24,401
                                ---------- ----------   ---------- ----------
GROSS PROFIT                        4,355      3,796       10,738     10,362

 Selling, general and
  administrative
  Expenses                          2,525      2,250        6,759      5,882
                                ---------- ----------   ---------- ----------

OPERATING INCOME                    1,830      1,546        3,979      4,480

OTHER EXPENSE
 (Gain) loss on marketable
  securities                          (20)       ---          326        ---
 Interest expense (income)             21        (35)          40       (151)
                                ---------- ----------   ---------- ----------
INCOME BEFORE INCOME TAXES          1,829      1,581        3,613      4,631

 Income tax expense                   704        668        1,399      1,956
                                ---------- ----------   ---------- ----------

NET INCOME                      $   1,125  $     913    $   2,214  $   2,675
                                ========== ==========   ========== ==========

NET INCOME PER SHARE - BASIC    $    0.12  $    0.10    $    0.24  $    0.30
                                ========== ==========   ========== ==========

NET INCOME PER SHARE - DILUTED  $    0.12  $    0.10    $    0.24  $    0.29
                                ========== ==========   ========== ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - BASIC         9,170      8,985        9,099      8,890
                                ========== ==========   ========== ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING - DILUTED       9,199      9,257        9,131      9,246
                                ========== ==========   ========== ==========

                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                            VERSAR, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                             (Unaudited - in thousands)

                                           For the Nine-Month Periods Ended
                                           --------------------------------
                                                 March 27,     March 28,
                                                   2009          2008
                                           ---------------  ---------------
Cash flows from operating activities
  Net income                               $        2,214   $        2,675

 Adjustments to reconcile net income to
  net cash used in operating activities
  Depreciation and amortization                       750              658
  Provision for doubtful accounts
   receivable                                         125               (1)
  Loss on marketable securities                       326              ---
  Loss on life insurance policy cash
   surrender value                                    167               28
  Share based compensation                            594              688
  Deferred taxes                                      155            1,824
  Tax benefit on restricted stock                     (33)            (551)

 Changes in assets and liabilities
  (Increase) decrease in accounts receivable       (9,539)             211
  Increase in prepaids and other assets              (673)            (948)
  Increase (decrease) in accounts payable             905           (4,554)
  Increase in accrued salaries and vacation           854              644
  (Decrease) increase in other liabilities         (1,021)             103
                                           ---------------  ---------------
  Net cash (used in) provided by operating
   activities                                      (5,176)             777
                                           ---------------  ---------------

Cash flows used in investing activities
 Purchase of property and equipment                (1,102)            (622)
 Purchase of marketable securities                 (3,000)             ---
 Proceeds from sale of marketable securities        2,674              ---
 Premium paid on life insurance policies              (37)             (38)
                                           ---------------  ---------------
  Net cash used in investing activities            (1,465)            (660)
                                           ---------------  ---------------

Cash flows from financing activities
 Proceeds from issuance of common stock                48              946
 Purchase of treasury stock                          (128)            (179)
 Tax benefit on restricted stock                       33              551
                                           ---------------  ---------------
  Net cash (used in) provided by financing
   activities                                         (47)           1,318
                                           ---------------  ---------------

Effect of exchange rate changes                        (2)              26
                                           ---------------  ---------------

Net (decrease) increase in cash and cash
 equivalents                                       (6,690)           1,461
Cash and cash equivalents at the beginning
 of the period                                     11,938            6,296
                                           ---------------  ---------------
Cash and cash equivalents at the end of
 the period                                $        5,248   $        7,757
                                           ===============  ===============

Supplementary disclosure of cash flow
 information:
 Cash paid during the period for
  Interest                                 $           43   $           39
  Income taxes                                      1,501              135


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

       The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries ("Versar" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 27, 2009, and the results of operations for the nine-month periods ended March 27, 2009 and March 28, 2008. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

	At March 27, 2009, the Company had approximately $1.4 million in deferred tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. Given the Company's continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

(E)	Debt

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5%

                          VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements (continued)

(2.75% as of March 27, 2009). In October 2006, the Company obtained a letter of credit of approximately $1.6 million under the line of credit facility which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit was reduced to $455,147 in January 2009. The letter of credit reduces the Company's availability on the line of credit. Availability under the line of credit at March 27, 2009 was approximately
$7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of March 27, 2009. The Company had no borrowings outstanding under the line of credit as of March 27, 2009.

(F)	Goodwill and Other Intangible Assets

	The carrying value of goodwill is approximately $776,000 relating to prior acquisitions. Goodwill is reported in the Company's Program Management business segment. The Company began reporting the Program Management business segment separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment substantially exceeded the carrying value of the net assets of $6.5 million as of June 27, 2008. Should the Program Management business segment's financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

(G)	Net Income Per Share

	Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period, if dilutive. The Company's common stock equivalents consist of stock options and restricted stock awards.

                              For the Three-Month       For the Nine-Month
                                 Periods Ended             Periods Ended
                             ---------------------     ---------------------
                             March 27,   March 28,     March 27,   March 28,
                               2009        2008          2009        2008
                             ---------   ---------     ---------   ---------
Weighted average common
 shares outstanding - basic  9,169,668   8,984,653     9,099,276   8,890,338

Effect of assumed exercise
 of options and vesting of
 restricted stock awards
 (treasury stock method)        29,716     271,963        32,128     355,962
                             ---------   ---------     ---------   ---------

Weighted average common
 shares outstanding -
 diluted                     9,199,384   9,256,616     9,131,404   9,246,300
                             =========   =========     =========   =========

	For fiscal year 2009, options to purchase approximately 27,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

                           VERSAR, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements (continued)

(H)	Common Stock

      The Company has implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company's common stock. As amended, the ESPP permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The ESPP qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

(I)	Stock-Based Compensation

      In September 2008, the Company awarded 90,000 shares of restricted stock to executive officers and employees. The awards vest over a period of 4.5 months to 16.5 months. Stock-based compensation expense relating to restricted stock and option awards totaled $594,000 and $688,000 for the nine months ended March 27, 2009 and March 28, 2008, respectively. Stock-based compensation expense relating to restricted stock and option awards for the three-month periods ending March 27, 2009 and March 28, 2008 were $80,000 and $226,000, respectively. These expenses were included in the direct costs of services and overhead lines of the Consolidated Statements of Income. During the nine months ended
March 27, 2009, incentive stock options to purchase 6,000 shares of common stock and non-qualified stock options to purchase 20,000 shares of common stock with intrinsic value of approximately $7,300 and $18,000, respectively, were exercised.

	In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company's Compensation Committee. Only employees may receive stock options classified as "incentive stock options", also known as "ISO's". The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan.
No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of March 27, 2009, approximately 128,000 shares are available for future grant under the 2005 Plan.

	The Company also maintains the Versar 2002 Stock Incentive Plan (the "2002 Plan"), the Versar 1996 Stock Option Plan (the "1996 Plan") and the Versar 1992 Stock Option Plan (the "1992 Plan").

	Under the 2002 Plan, restricted stock and other types of stock-based awards were granted to any employee, service provider or director to whom a grant was approved from time to time by the Company's Compensation Committee. A "service provider" is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. No shares remain for future grant under the 2002 Plan. The Company will continue to maintain the plan until all previously granted securities have vested and been exercised, forfeited or retired. As of March 27, 2009, there were vested stock options to purchase 283,970 shares of common stock outstanding under the 2002 Plan.

	Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of March 27, 2009, there were vested stock options to purchase 153,761 shares of common stock outstanding under the 1996 Plan.

	Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992
Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously

                         VERSAR, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

granted options have been exercised, forfeited or expire. As of March 27, 2009, there were vested stock options to purchase
83,500 shares of common stock outstanding under the 1992 Plan.

	A summary of activity under the Company's stock incentive plans as of March 27, 2009, and changes during the first nine months of fiscal year 2009 are presented below:

                                                     Weighted-
                                       Weighted-      Average     Aggregate
                                        Average      Remaining    Intrinsic
      Options              Shares      Exercise     Contractual     Value
                       (in thousands)    Price         Term        ($000)
---------------------  --------------  -----------  -----------  ----------
Outstanding at June
  28, 2008                       571   $     3.05
Exercised                       (26)         2.85
Cancelled                        (2)         3.43
                       --------------  -----------
Outstanding at March
  27, 2009                       543   $     3.10     4.44 yrs.  $     962
                       ==============  ===========  ===========  ==========

Exercisable at March
  27, 2009                       533   $     3.01     4.23 yrs.  $     921
                       ==============  ===========  ===========  ==========


	As of March 27, 2009, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company's stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $42,000 if the pricing and service conditions of these options are met in the future.

	At March 27, 2009, there were approximately 56,000 shares of un-vested restricted stock to be vested within twelve months. A summary of the restricted stock plan activity is presented below:

                                                     Weighted-
                                       Weighted-      Average     Aggregate
                                        Average      Remaining    Intrinsic
 Restricted Stock          Shares        Award      Contractual     Value
                       (in thousands)    Price         Term        ($000)
---------------------  --------------  -----------  -----------  ----------
Outstanding at June
  28, 2008                        69   $     7.93
Granted                           95         5.66
Vested                          (108)        7.17
                       --------------  -----------
Outstanding at March
  27, 2009                        56   $     5.39     11.4 mos.  $     299
                       ==============  ===========  ===========  ==========

(J)	New Accounting Pronouncements

	In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position ("FSP") No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the
Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active. The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption.
Our adoption of SFAS 157 on December 29, 2008 was limited to financial assets and liabilities and had no impact on our condensed consolidated financial statements in the first

                       VERSAR, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

nine months of fiscal 2009. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities in our consolidated financial statements.

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

	In April 2008, the Financial Accounting Standards board issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the Company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. The Company will adopt FSP FAS 142-3 in fiscal year 2010. The Company believes that upon adoption, FSP FAS 142-3 will not have an effect on the Company's financial statements.

	In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, "Equity Method Investment Accounting Considerations," to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF
Issue 08-6 includes the Task Force's conclusions on how an equity method investor should (1) initially measure its equity method investment,
(2) account for impairment charges recorded by its investee, and
(3) account for shares issued by the investee. EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008.
The Company intends to adopt EITF Issue 08-6 effective January 1, 2009 on a prospective basis. The Company does not currently have any investments that are accounted for under the equity method and as a result, does not believe the adoption of EITF Issue 08-6 will have a significant effect on its financial statements.

(K)	Business Segments

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

                        VERSAR, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

	Summary of financial information for each of the Company's segments follows:

                                For the Three-Month       For the Nine-Month
                                    Periods Ended            Periods Ended
                                ---------------------   ---------------------
                                March 27,   March 28,   March 27,   March 28,
                                  2009        2008        2009        2008
                                ---------- ----------   ---------- ----------
GROSS REVENUE
-------------
Program Management              $  21,580  $  17,823    $  54,310  $  51,627
Compliance and Environmental
 Programs                           4,682      6,859       15,146     23,784
Professional Services               3,050      2,160        8,012      5,938
National Security                   2,539      2,032        7,348      5,762
                                ---------- ----------   ---------- ----------
                                $  31,851  $  28,874    $  84,816  $  87,111
                                ========== ==========   ========== ==========

GROSS PROFIT(A)
---------------
Program Management              $   3,515  $   2,608    $   7,986  $   6,980
Compliance and Environmental
 Programs                             106        490          641      1,650
Professional Services                 411        346        1,220        960
National Security                     323        352          891        772
                                ---------- ----------   ---------- ----------
                                $   4,355  $   3,796    $  10,738  $  10,362

Selling, general and
 administrative expenses           (2,525)    (2,250)      (6,759)    (5,882)
                                ---------- ----------   ---------- ----------

OPERATING INCOME                $   1,830  $   1,546    $   3,979  $   4,480
                                ========== ==========   ========== ==========

(A)Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

                                                 Periods Ended
                                       --------------------------------
                                            March 27,       June 27,
                                              2009            2008
                                       ---------------  ---------------
                                                 (In thousands)
IDENTIFIABLE ASSETS
-------------------
Program Management                     $       21,922   $       11,405
Compliance and Environmental Programs           5,467            8,762
Professional Services                           4,112            1,554
National Security                               2,334            2,693
Corporate and Other                             9,331           15,414
                                       ---------------  ---------------
Total Assets                           $       43,166   $       39,828
                                       ===============  ===============

(L)	Marketable Securities

	During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund has taken legal action against UBS to cover its losses. The Company will participate in any recovery from any such action. The Company has reallocated its remaining assets from marketable securities to its primary bank due to the volatile nature of the market. During the three months ended March 27, 2009, the Company recovered $26,000 of the initial loss before the funds were liquidated from the FISCO fund. A loss on marketable securities of $326,000 is reflected in the consolidated statement of income for the nine months ended March 27, 2009, as a result of the liquidation of the FISCO fund.

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

Financial Trends
----------------

	During fiscal year 2008, backlog continued to grow, increasing by 12% to $64 million at June 27, 2008. In the first nine months of fiscal year 2009, the Company was awarded $97 million in additional work, which resulted in an increase in funded backlog to $76 million as of March 27, 2009. However, during the first nine months of fiscal year 2009, the Company experienced a 3% decline in gross revenues. This decline was primarily attributable to a decrease in the award of additional municipal aquatic facility work and the impact on our commercial and municipal work as a result of the poor economic conditions that have been in effect throughout in our Compliance and Environmental Programs business segment in fiscal year 2009. Several awards of new, larger projects for the Program Management business segment were received late during the first quarter of fiscal year
2009 and have resulted in additional construction work during the third and fourth quarters of fiscal year 2009. The Company continues to experience a decline in the award of aquatic facility work and the Company expects the Compliance and Environmental Programs business segment to continue to experience a decline in revenues during the balance of fiscal year 2009 as a result of the lack of commercial and municipal project funding due to the overall poor U.S. economy.

	Approximately 55% of the Company's business volume was related to the reconstruction efforts in Iraq and Afghanistan for fiscal year 2009. However, the Company has continued to take steps during fiscal year 2009 to further diversify its business to prepare for a time when opportunities in Iraq may be reduced or eliminated. The Company has focused primarily on BRAC efforts and requirements which have been delayed as a result of the war in Iraq. We continue to follow the funding shifts in Iraq to Afghanistan, and a new business initiative in the United Arab Emirates, to maintain and expand our international business basis. We believe the funding of BRAC work world-wide represents our greatest opportunity for growth in the balance of fiscal year 2009. We are also pursuing federal stimulus funded projects which are in line with our federal and municipal business base.

	There are a number of risk factors or uncertainties that could significantly impact our future financial performance including the following:

	*	General economic or political conditions;
	*	Threatened or pending litigation;
	*	The timing of expenses incurred for corporate initiatives;
	*	Employee hiring, utilization, and turnover rates;
	*	The seasonality of spending in the federal government and
		for commercial clients;
	*	Delays in project contracted engagements;
	*	Unanticipated contract changes impacting profitability;

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	*	Increased pricing competition due to reductions in prices
		by our competitors;
	*	The ability to obtain follow-on project work;
	*	Failure to properly manage projects resulting in additional
		costs;
	*	The cost of compliance for the Company's laboratories;
	*	The results of a negative government audit potentially
		impacting our costs, reputation and ability to work with
		the federal government;
	*	Loss of key personnel;
	*	The ability to compete in a highly competitive environment;
		and
	*	Federal funding delays due to the war in Iraq and Afghanistan.

Results of Operations
---------------------

Third Quarter Comparison of Fiscal Year 2009 and 2008
-----------------------------------------------------

                                       For the Three-Month Periods Ended
                                       ---------------------------------
                                            March 27,       March 28,
                                              2009            2008
                                       ----------------  ---------------
GROSS REVENUE
-------------
Program Management                     $        21,580   $       17,823
Compliance and Environmental Programs            4,682            6,859
Professional Services                            3,050            2,160
National Security                                2,539            2,032
                                       ----------------  ---------------
                                       $        31,851   $       28,874
                                       ================  ===============

	Gross revenue for the third quarter of fiscal year 2009 was $31,851,000, an increase of $2,977,000 (10%) over that reported in the third quarter of fiscal year 2008. Gross revenue for the Program
Management business segment was $21,580,000, an increase of $3,757,000
(21%) compared to that reported in the third quarter of fiscal year 2008. The increase is attributable to our efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment for the third quarter of fiscal year 2009 was $4,682,000, a decrease of $2,177,000 (32%) compared to that reported in the third quarter of fiscal year 2008. The decrease is attributable to a decline in follow on work for municipal aquatic facilities as a result of the overall poor U.S. economy. Gross revenue for the Professional Services business segment was $3,050,000, an increase of $890,000 (41%) compared to that reported in the third quarter of fiscal year 2008. The increase was attributable to increased revenues from the Company's U.S. Army's contracts. Gross revenue for the National Security business segment for the third quarter of fiscal year 2009 was $2,539,000, an increase of $507,000 (25%) compared to that reported in the third quarter of fiscal year 2008. The increase is attributable to increased chemical laboratory testing work during the quarter.

	Purchased services and materials increased by $1,258,000 (8%) in the third quarter of fiscal year 2009 compared to that reported in the third quarter of fiscal year 2008. The increase was attributable to increases in subcontracted work in the Program Management business segment, the Professional Services business segment and the National Security business segment, which was, in turn, offset, in part by a reduction of approximately $1.6 million of purchased services and materials in the Compliance and Environmental business segment as a result of the lack of follow on municipal aquatic work and current economic conditions which has resulted in a reduction in municipal and commercial business activity.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,160,000 (13%) in the third quarter of fiscal year 2009 compared to that reported in the third quarter of fiscal year 2008. The increase is primarily due to the business growth in the Program Management, Professional Services, and National Security business segments, offset, in part, by the necessary overhead cost reductions in the Compliance and Environmental business segment because of its reduced business volume as discussed above.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Gross profit for the third quarter of fiscal year 2009 was $4,355,000, a $559,000 (15%) increase over that reported in the third quarter of fiscal year 2008. The increase is primarily attributable to the increased gross revenues and improved operating margins during the third quarter of fiscal year 2009.

                                       For the Three-Month Periods Ended
                                       ---------------------------------
                                            March 27,       March 28,
                                              2009            2008
                                       ----------------  ---------------
GROSS PROFIT
------------
Program Management                     $         3,515   $        2,608
Compliance and Environmental Programs              106              490
Professional Services                              411              346
National Security                                  323              352
                                       ----------------  ---------------
                                       $         4,355   $        3,796
                                       ================  ===============

	Gross profit for the Program Management business segment was $3,515,000, an increase of $907,000 (35%) over that reported in the third quarter of fiscal year 2008. The increase is due to the increased gross revenues and improved operating margins as a result of cost reduction efforts and improved project profit margins. Gross profit for the Compliance and Environmental Programs business segment for the third quarter of fiscal year 2009 was $106,000, a decrease of $384,000 (78%) compared to that reported in the third quarter of fiscal year 2008. The decrease is due to the economic slow down, the lack of follow on municipal aquatic renovation work and project reserves of approximately $150,000 during the third quarter. Gross profit for the Professional Services business segment was $411,000, an increase of $65,000 (19%) compared to that reported in the third quarter in fiscal year 2008. The increase is attributable to the increased gross revenues as mentioned above. Gross profit for the National Security business segment for the third quarter of fiscal year 2009 was $323,000, a decrease of $29,000 compared to that reported in the third quarter of fiscal year 2008. The decrease is due to delays in executing personal protective suit orders which were primarily caused by third party manufacturing delays.

	Selling, general and administrative expenses increased by $275,000 during the third quarter of fiscal year 2009 compared to that reported in the third quarter of fiscal year 2008. The increase is primarily due to increased business development activity supporting all business segments to continue the business growth of the Company.

	Operating income for the third quarter of fiscal year 2009 was $1,830,000, an increase of $284,000 (18%) compared to that reported in the third quarter of fiscal year 2008. The increase is primarily due to the improved financial performance of the Program Management business segment during the quarter, which was, partially, offset by reduced profitability in the Compliance and Environmental Programs business segment as mentioned above.

       Interest expense for the third quarter of fiscal year 2009 was $21,000, a decrease of $56,000 over that reported in the third quarter of fiscal year 2008. The decrease was due to the lower federal prime interest rate and the fact that there was no off setting interest income received on funds held by the Company in its bank account.

	Income tax expense for the third quarter of fiscal year 2009 was $704,000, an increase of $36,000 compared to that reported in the third quarter of fiscal year 2008. The effective tax rates were 38% and 42% for the third quarters of fiscal years 2009 and 2008, respectively.

	Versar's net income for the third quarter of fiscal year 2009 was $1,125,000 compared to $913,000 in the third quarter of fiscal year 2008, a 23% increase compared to that reported in the same period last year.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Month Comparison of Fiscal Year 2009 and 2008
--------------------------------------------------

                                       For the Nine-Month Periods Ended
                                       ---------------------------------
                                            March 27,       March 28,
                                              2009            2008
                                       ----------------  ---------------
GROSS REVENUE
-------------
Program Management                     $        54,310   $       51,627
Compliance and Environmental Programs           15,146           23,784
Professional Services                            8,012            5,938
National Security                                7,348            5,762
                                       ----------------  ---------------
                                       $        84,816   $       87,111
                                       ================  ===============

	Gross revenue for the first nine months of fiscal year 2009 was $84,816,000, a decrease of $2,295,000 (3%) over that reported in the first nine months of fiscal year 2008. Gross revenue for the first nine months of fiscal year 2009 in the Program Management business segment was $54,310,000, an increase of $2,683,000 (5%) compared to that reported in the first nine months of fiscal year 2008. The increase is attributable to our efforts to support both the Air Force and the Army in Iraq and Afghanistan as well as the Company's new business initiative in the United Arab Emirates of approximately $1.6 million. Gross revenue for the first nine months of fiscal year 2009 in the Compliance and Environmental Programs business segment was $15,146,000, a decrease of $8,638,000 (36%) compared to that reported in the first nine months of fiscal year 2008. The decrease is primarily attributable to a decline throughout fiscal year 2009 in the availability of work for municipal aquatic facilities due to the current economic conditions. Gross revenue for the first nine months of fiscal year 2009 in the Professional Services business segment was $8,012,000, an increase of $2,074,000
(35%) compared to that reported in the first nine months of fiscal year 2008. The increase was attributable to a contract award received in the fourth quarter of fiscal year 2008 with the U.S. Army to provide additional professional services. Gross revenue for the first nine months of fiscal year 2009 in the National Security business segment was $7,348,000, an increase of $1,586,000 (28%) compared to that reported in the first nine months of fiscal year 2008. The increase is attributable to increased laboratory testing work during the first nine months of fiscal year 2009.

	Purchased services and materials decreased by $5,678,000 (11%) in the first nine months of fiscal year 2009 compared to that reported in the first nine months of fiscal year 2008. The decrease was attributable to the decline in subcontracted work in the Compliance and Environmental Programs business segment as a result of the decreased work for municipal aquatic facilities as mentioned above.

	Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $3,007,000 (12%) in the first nine months of fiscal year 2009 compared to that reported in the first nine months of fiscal year 2008. The increase is due increased marketing and sales costs, staffing and recruiting costs in support of the Company's business growth during the third quarter of fiscal year 2009.

	Gross profit for the first nine months of fiscal year 2009 was $10,738,000, a $376,000 (4%) increase over that reported in the first nine months of fiscal year 2008. The increase is attributable to the increased gross revenues in the Program Management, Professional Services and National Security business segments, which was, partially, offset, by the poor operating performance in the Compliance and Environmental Programs business segment.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                       For the Nine-Month Periods Ended
                                       ---------------------------------
                                            March 27,       March 28,
                                              2009            2008
                                       ----------------  ---------------
GROSS PROFIT
-------------
Program Management                     $         7,986   $        6,980
Compliance and Environmental Programs              641            1,650
Professional Services                            1,220              960
National Security                                  891              772
                                       ----------------  ---------------
                                       $        10,738   $       10,362
                                       ================  ===============

	Gross profit for the Program Management business segment for the first nine months of fiscal year 2009 was $7,986,000, an increase of $1,006,000 (14%) compared to that reported in the first nine months of fiscal year
2008. The increase is due to the increased gross revenues and as a result of cost reduction efforts and improved project profit margins. Gross profit for the Compliance and Environmental Programs business segment for the first nine months of fiscal year 2009 was $641,000, a decrease of $1,009,000 (61%) compared to that reported in the first nine months of fiscal year 2008. The decrease is due to poor operating performance resulting from the impact of current economic conditions on the municipal aquatic work previously done by this segment. Gross profit for the Professional Services business segment was $1,220,000, an increase of $260,000 (27%) compared to that reported in the first nine months of fiscal year 2008. The increase is attributable to the increased gross revenues as mentioned above. Gross profit for the National Security business segment for the first nine months of fiscal year 2009 was $891,000, an increase of $119,000 (15%) compared to that reported in the first nine months of fiscal year 2008. The increase is due to increased laboratory work and improved operating margins during the period.

       Selling, general and administrative expenses increased by $877,000 during the first nine months of fiscal year 2009 compared to that reported in the first nine months of fiscal year 2008. The increase is primarily due to increased business development activity in support of all business segments to continue the business growth of the Company as well as Sarbanes Oxley compliance costs.

       Operating income for the first nine months of fiscal year 2009 was $3,979,000, a $501,000 (11%) decrease compared to that reported in the
first nine months of fiscal year 2008.    The decrease is due to the
reduced revenues and operating performance in the Company's Compliance and Environmental Programs business segment and increased selling, general and administrative costs.

      During the first quarter of fiscal year 2009, the Company recorded a $326,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund currently is taking legal action against UBS to cover its losses. The Company will participate in any recovery from any such action. The Company has reallocated its remaining assets from marketable securities to its primary bank due to the volatile nature of the market.

	Interest expense for the first nine months of fiscal year 2009 was $40,000, a decrease of $191,000 compared to that reported in the
first nine months of fiscal year 2008.   The decrease was due to lower
interest rates and a decline in cash balances maintained with the Company's bank.

	Income tax expense for the first nine months of fiscal year 2009 was $1,399,000, a decrease of $557,000 compared to that reported in the first nine months of fiscal year 2008. The effective tax rates were 39% and 42%, for the first nine months of fiscal years 2009 and 2008, respectively.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Versar's net income for the first nine months of fiscal year 2009 was $2,214,000 compared to $2,675,000 in the first nine months of fiscal year 2008. The decrease is due to the reduced revenues and operating performance in the Company's Compliance and Environmental business segment, increased selling, general and administrative costs and the loss on marketable securities discussed above.

Liquidity and Capital Resources
-------------------------------

	The Company's working capital as of March 27, 2009 approximated $24,545,000, an increase of $2,274,000 (10%) from June 27, 2008.
In addition, at March 27, 2009, the Company's current ratio was 2.73, an improvement over the 2.67 current ratio reported on June 27, 2008. The increase was due to increases in current assets during the first nine months of fiscal year 2009.

	The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest minus 0.5% (2.75% as of March 27, 2009).
In October 2006, the Company obtained a letter of credit of approximately $1.6 million which serves as collateral for surety bond coverage provided by the Company's insurance carrier against project construction work. The letter of credit was reduced to $455,147 in January 2009. The letter of credit reduces the Company's availability on the line of credit. Availability under the line of credit at March 27, 2009 was approximately $7.0 million. There are no borrowings outstanding under the line of credit as of March 27, 2009. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in November 2009 and is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $15 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with such covenants as of March 27, 2009.

	Management believes that the current cash balance of over $5.2 million along with anticipated cash from operations and existing availability under the line of credit, are sufficient to meet its liquidity needs within the next year. Expected capital requirements for the remainder of fiscal year 2009 are approximately $200,000 primarily to maintain our existing information technology systems and software applications. Such capital requirements will be funded through existing working capital.

	The global economic business downturn has primarily impacted our commercial and state and municipal work in our Compliance and Environmental Programs business segment. As such, we are adjusting the Company's cost structure to minimize the impact to the overall Company financial performance.

	The Company's cash balances held with United Bank have decreased by approximately $6.7 million, primarily a result of increased receivables of $9.4 million. The increase in receivables resulted from a change in certain contract vehicles, which resulted in an increase in the number of days our invoices remain outstanding for payment. The Company also paid approximately $1.5 million in taxes for fiscal year 2008 and estimated taxes for fiscal year 2009. We do not anticipate that this trend will continue.

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

	Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 2 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is higher than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At March 27, 2009, the Company has accrued approximately $574,000 long-term liability to clean up the chemical laboratory.

	Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts, as necessary, to assist in performing this analysis on an annual basis. An analysis is performed on public companies and company transactions to prepare a market-based valuation. Based upon the latest analysis as of June 27, 2008, the estimated fair value of the Program Management business segment exceeded the carrying value of the net assets of $6.5 million on an enterprise value basis by a substantial margin. Should the Program Management business segment's financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company's financial position and results of operations. However, it would not impact the Company's cash flow or financial debt covenants.

	New accounting pronouncements: In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position ("FSP") No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active. The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption. Our adoption of SFAS 157 on December 29, 2008 was limited to financial assets and liabilities and had no impact on our condensed consolidated financial statements in the first nine months of fiscal 2009. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities in our consolidated financial statements.

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

	In April 2008, the Financial Accounting Standards board issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets," to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the Company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. The Company will adopt FSP FAS 142-3 in fiscal year 2010. The Company believes that upon adoption, FSP FAS 142-3 will not have an effect on the Company's financial statements.

	In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, "Equity Method Investment Accounting Considerations," to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF
Issue 08-6 includes the Task Force's conclusions on how an equity method investor should (1) initially measure its equity method investment,
(2) account for impairment charges recorded by its investee, and
(3) account for shares issued by the investee. EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008.
The Company intends to adopt EITF Issue 08-6 effective January 1, 2009 on a prospective basis. The Company does not currently have any investments that are accounted for under the equity method and as a result, does not believe the adoption of EITF Issue 08-6 will have a significant effect on its financial statements.

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

	Further, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Item 1A - Risk Factors

	The risk factors discussed in Part 1, "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended June 27, 2008, should be considered in conjunction with the other information set forth in this quarterly report on Form 10-Q.

	If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

	We, from time to time, enter joint venture agreements and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations of our partners. If any of our partners fail to satisfactorily perform their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on those projects. If we are unable to adequately address a partner's performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

Item 6 - Exhibits

(a)  Exhibits

Exhibit No.			Description						Reference
-----------             -----------                               ---------

10.1*		      Employment Agreement between Charles S. Cox and
                  Versar, Inc. entered into on February 2, 2009
                  and effective as of January 3, 2009.		    (A)

31.1 and 31.2	Certification pursuant to Securities Exchange
                  Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the
                  Sarbanes-Oxley Act of 2002.

_______________________
*	Indicates management contract or compensatory plan or arrangement.
(A)	Incorporated by reference to the similarly numbered exhibit to the
      Registrant's Form 8-K Current Report dated February 2, 2009 filed with the Commission on February 4, 2009.

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



Date:  May 11, 2009