Form 10-K
period 2009-06-26
VERSAR INC
filed 2009-09-22
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
June 26, 2009
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
NYSE Amex
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was approximately $25,790,780.
The number of shares of Common Stock outstanding as of September 4, 2009 was 9,083,835.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Forward-Looking Statements
     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal or municipal governments to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Business Overview
     Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a project and program management firm that provides the government, municipalities, and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, professional services, defense and homeland security needs. Versar operates in four primary business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security.
     In fiscal year 2009, Versar completed an aggregate of approximately $65 million of work internationally for the U.S. Air Force, U.S. Army, and commercial clients, providing program and project management services, construction management and quality assurance services, engineering services and personal services in Iraq, Afghanistan, Kuwait, and the United Arab Emirates. A majority of this work consists of providing construction management and quality assurance oversight to the U.S. Air Force construction operations in Iraq and Afghanistan, ensuring that these projects are constructed in accordance with building codes and requirements. This work has established an international baseline business upon which the Company can base its future growth internationally. In order to maintain and expand this business base, the Company is pursing similar business opportunities in the Middle East, Africa and the Pacific Rim, as well as BRAC (Base Realignment and Closure) activities both in the United States and around the world through our Sustainment/Restoration and Modernization Acquisition Task Order Contract (SATOC) program.
     In fiscal year 2009, with the downturn in the United States economy, the Company has expanded its activities to support U.S. BRAC funded projects and economic stimulus related work. We have started several new business initiatives that include providing infrastructure support for rural broadband telecommunications expansion as part of the United States federal economic stimulus package, green energy development projects and programs providing engineering, design and construction support, and further expanding our Professional Services and National Security businesses through offering cost effective business solutions and innovative technological solutions to meet the ever changing needs of our clients and the markets in which we operate.
     Program Management Business Segment: The Program Management business segment is the largest component of Versar’s business base. During fiscal year 2009, the Program Management business segment performed construction related services as further discussed below in Iraq, Afghanistan, the United Arab Emirates, and the continental United States.

     These programs include our Air Force construction management and quality assurance work to support the rebuilding efforts in Iraq, Afghanistan and personal services support contract with the U.S. Army Corps of Engineers. We provide personnel to the U.S. Army who manage quality assurance on Army projects in Iraq, and infrastructure related construction work in the United States.
     Versar’s support for the Air Force construction programs in Iraq and Afghanistan continued in fiscal year 2009 resulting in approximately $42 million of revenue during the fiscal year. This continued work is a direct result of the Air Force’s commitment to a quality construction product that can be held to international construction standards. As the Air Force program in Iraq reaches completion, our services will be substantially reduced in that country in fiscal year 2010. This will be partially offset by an increase in these services in Afghanistan, but not to the magnitude of the decrease in Iraq.
     In April 2006, Versar was awarded a contract to provide personal services support to the U.S. Army Corps of Engineers (USACE) in Iraq. During fiscal year 2009, the base contract grew from $13 million per year to approximately $20 million to serve the Army’s growing needs. The Company’s existing contract with the Army has been extended for an additional six months due to delays in the procurement process for the follow on contract. We expect that the follow on contract which is up for competitive rebid, will be for an additional year with two six month options at a reduced level of effort, because of the reduction of the U.S. Army’s presence in Iraq in the coming years. We intend to participate in the competitive rebid.
     In fiscal year 2009, the Company announced that its international subsidiary, VIAP, Inc. entered into a joint venture with Technical Resources International Limited (TRIL) to create a business venture to provide project and program management to private entities in the United Arab Emirates and other Gulf Cooperation Countries. The new Company, VIAP Technical Resources, LTD will be 50% owned by VIAP and 50% by TRIL.
     Continental United States (CONUS) based construction work comprised approximately $7 million of Versar’s Program Management business segment revenue in fiscal year 2009 compared to $6 million in fiscal year 2008. Such services were primarily provided for various design, build and renovation projects throughout the United States. In fiscal year 2008, the Company along with its partner Johnson Controls Federal Systems was awarded a construction and design build services contract from SATOC Air Force Civil Engineering Support Agency (AFCESA) to be performed around the world. The Company and Johnson Controls Federal Systems have jointly formed a 50/50 percent owned limited liability corporation to pursue this work. We anticipate this contract, along with prior infrastructure contract awards to support Ft. Lee’s expansion, will continue to provide a strong business baseline for CONUS construction work for the foreseeable future. The Company will continue to pursue other business opportunities to further expand and develop this line of work for rural telecommunication expansion, green energy initiatives, and various other infrastructure work in the North American hemisphere.
     Compliance and Environmental Programs Business Segment: Versar provides support for regulatory compliance programs involving air, water, cultural resources, chemical and transportation industries. The Company has supported the EPA for the past 20 years providing technical risk assessments for pollution prevention. Furthermore, the Company provides support to the U.S. Army Corps of Engineers and several municipal entities to help with environmental compliance, biological assessments, and resource management as well as many local municipalities in the United States.
     For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware. We have long term relationships with the EPA, National Oceanic and Atmospheric Administration (NOAA), and the United States Army Corps of Engineers (USACE). We have supported the state of Maryland in the assessment of the ecological health of the Chesapeake Bay for more than 20 years. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar continues to help evaluate the marine life and how it is impacted by the USACE dredging programs. We also assist several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs.
     This business segment has been impacted by the United States economic downturn in particular in the state and municipal business market. With shrinking state and municipal budgets, municipal revenue streams have been significantly reduced. These reductions have negatively impacted our acquatic facility work by approximately $8 million in reduced revenues in fiscal year 2009 compared to the prior fiscal year. We are taking several concurrent actions to address the business downturn, including cost reductions, aggressive marketing and pricing as well as shifting resources to follow the changing market and business opportunities.
     Professional Services Business Segment: Versar provides onsite environmental management and professional services to over 20 Department of Defense (DoD) installations and industrial facilities. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core military mission. Versar’s Professional Services business segment has grown to over 100 professional and administrative onsite support staff and is focused on obtaining larger contract opportunities to further expand our client base as we have done with contract wins in fiscal year 2008 for Ft. Lewis and the U.S. Army Mobile District Corps. This segment provides a cost-effective solution to our clients to meet and exceed their requirements and has continued its growth in fiscal year 2009 through repeat work and the strong reputation Versar has with our clients. This segment represents approximately 10% of the Company’s overall gross revenues in fiscal year 2009, and has grown revenues organically from $7 million to $11 million over the past three years. We continue to seek additional internal growth through obtaining larger contracts as well as through exploring acquisitions of complementary companies to integrate with our offerings. We believe the success of this business segment will be dependent on our providing cost effective service to our clients and maintaining our employee satisfaction to ensure retention of our experienced personnel.
     National Security Business Segment: Versar provides national security services primarily through the operations of our subsidiary GEOMET Technologies, LLC (“GEOMET”). The National Security business segment operates in several defense markets:
     Personal Protection Equipment: GEOMET is a leader in developing, testing, and manufacturing personal protection equipment (PPE). GEOMET provides its Disposable Toxicological Agent Protective System (DTAPS®) Level B coverall chemical/biological protective suits, which were the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, helps fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals. Current efforts involve developing and obtaining new product materials to be integrated into our business lines as well as new cooling vest garments to provide longer term solutions providing substantial operational savings to our customers with existing technology.
     Chemical Testing Laboratory: GEOMET owns and operates the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples of air, soil, water, and sludge for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
     GEOMET was selected to be the lead subcontractor, providing nuclear, chemical and biological test and evaluation services to the West Desert Test Center (WDTC) located on the U.S. Army Dugway Proving Ground (DPG), Utah. The prime contract is a cost plus fixed fee contract with a value of $285 million and a one-year base period of performance along with fourteen options and award terms, making the potential total contract period 15 years. Versar’s estimated portion of this contract is $30 million over the 15 year period of performance. We are currently in our sixth year under this contract with our teaming partner Jacobs Engineering and anticipate that our efforts will expand in fiscal year 2010 based upon expected contract requirements.
     See Note B to our Consolidated Financial Statements included herein for further financial information regarding our business segments.

Markets
     Versar’s services continue to evolve in response to clients’ changing needs. Our market opportunities are driven by our clients’ changing infrastructure requirements. The Company continues to focus on larger programs for government customers, developing long-term level of effort contracts to stabilize the Company’s business base, and on several new expanding markets such as rural telecommunications and energy development. The poor U.S. economy in 2009 has required the Company to adapt to changes in demand for our services, pricing pressure and lack of project funding, which may impact the Company’s profit margins in 2010 and the foreseeable future. Increased competition resulting from the decline in demand driven by economic conditions will put downward pressure on our margins, however, we are pursuing much larger volume programs with potentially better margins to offset this pressure.
     The Company believes that reduced capital budgets, unemployment, and weak financial markets that impact the economy and increased government spending that further increases the U.S. deficit are our biggest near-term threats. Management believes that each business segment has expertise to address the needs raised by these national economic issues. Management believes that Versar is well positioned in the professional services and national security sectors in the coming years. With the recent addition of rural telecommunications development, the Company will provide turnkey network and tower solutions with rapid deployment for rural carriers in fiscal year 2010. These services combined with the services of our network solutions partner Lemko, provide carriers with cost effective business solutions at substantial savings.
     The environmental marketplace, in our view, will remain highly competitive, as no major new regulatory requirements are expected to be enacted in the near future. Some of our federal sector customers are beginning to return to funding environmental projects, while municipal budgets continue to be constrained. Given the current economic and regulatory situation, we will continue to pursue those opportunities that can be performed profitably. We continue to pursue aggressively many new business opportunities and have the ability to adapt our cost structure to address market pressures unlike most larger entities. Client satisfaction and providing cost effective, timely solutions to our clients will always be our focus.
     Success in the federal government markets continues to be driven by a cost-effective set of solutions, outsourcing at the point of need, and relationships with key customers. Pricing pressures from increased competition in an increasingly crowded market will continue to impact our margins. Being able to address these pressures will continue to be a management challenge in the next few years.
     Initially, we expected that Base Realignment and Closure (BRAC) funding would occur late in fiscal year 2006. However, due to funding constraints from the war in Iraq, the BRAC funding to revitalize military bases infrastructure work did not start until fiscal year 2008 and we expect that it will continue at an increasing pace for the next couple of years.
Competition
     Versar continues to face substantial competition in each market in which we operate as our markets become more crowded and price sensitive. We expect this trend to continue and we will continue to diversify our business to improve our competitive standing. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies with which we compete is an advantage. We are better able to compete with these smaller companies for certain contracts available only to companies qualifying as a “small business” under federal regulations because we have greater resources than they do, while we are small enough to continue meeting the “small business” criteria. Generally, a company with more than 500 employees will not qualify as a “small business” so our larger competitors are unable to compete with us on these contracts.
     Our market areas of Program Management, Compliance and Environmental Programs, Professional Services, and National Security reflect a mix of business that we continue to believe will provide stability and allow for growth, while retaining our core capability. The synthesis of our core capabilities, however, is an important selling feature as customers look for one source to meet their needs. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package, and we are actively pursuing customers that require these combined services.

     We continue to adjust our pricing structure to ensure that we remain competitive across all business segments. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our specialized expertise. We are targeting and identifying specific programs that match our capability.
     Versar will also continue to target small business set aside opportunities in the federal marketplace, under the North American Industry Classification System (NAICS) codes that provide opportunities for firms with fewer than 500 employees. We continue to work with customers to make them aware of the benefits of setting aside work under these NAICS codes, and expect that trend to continue. Typically, for large, indefinite delivery indefinite quantity (IDIQ) multi-award procurements, at least one of the awards is targeted for a small business, and Versar believes it is well equipped with its depth of expertise to compete in that sector.
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
     The Company also reports “total contract” backlog which includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. Versar has a number of these large, multi-year (including option periods), multi-million dollar contracts with the federal and state governments. In many cases these contracts are identified as “Indefinite Delivery/Indefinite Quantity” multi-year contracts. These are unfunded contract “vehicles” through which the particular government client issues funded work to Versar by written task or work orders. When these task or work orders are issued, the Company then counts the portion covered by the task or work orders as funded backlog.
     The amount of expected backlog included in the total contract backlog is not exact or guaranteed; however, it represents what Versar reasonably believes, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information Versar possesses at the time the estimate is made. If management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from these contracts and task orders. As a result, there can be no assurance that Versar will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that Versar may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Nevertheless, the Company believes the number characterized as total contract backlog is important information for investors, reflecting on the potential future performance of the Company.
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
     As of June 26, 2009, funded backlog for Versar was approximately $57 million, a decrease of 11% compared to approximately $64 million as of June 27, 2008. Funded backlog decreased in the fourth quarter of fiscal year 2009 primarily due to the cancellation of two construction projects in the Program Management business segment valued at approximately $9 million.
     As of June 26, 2009, total contract backlog for Versar, including unfunded expected government task orders, was approximately $735 million, as compared to approximately $610 million as of June 27, 2008, an increase of approximately 20%. The increased total contract backlog resulted from a large number of task order proposals for the SATOC AFCESA contract in the Program Management business segment and the utilization of our USACE Mobile District Army contract that supports all of the Company’s business segments.
Employees
     At June 26, 2009, Versar had approximately 435 full-time employees, of which eighty-three percent are engineers, scientists, and other professionals. Seventy-eight percent of the Company’s professional employees have a bachelor’s degree, twenty one percent have a master’s degree, and three percent have a doctorate degree.
Item 1A. Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
     Contracts with agencies of the United States government and various state and local governments represented approximately 94% of our revenue in fiscal year 2009, with only 6% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:
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
     Our funded backlog was approximately $57 million as of June 26, 2009. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
     Our total contract backlog was $735 million as of June 26, 2009. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders.
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
Economic downturn.
     Because of the present worldwide economic downturn and increasing competition, the Company may not be able to win all the competitive work it expects or has in the past. This could adversely affect the Company’s financial performance while this situation exists.
If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.
     We, from time to time, enter joint venture agreements and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfactorily perform their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on those projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.
We operate in highly competitive industries.
     The markets for many of our services are highly competitive. There are numerous professional architectural, engineering, construction management, and environmental consulting firms, and other organizations which offer many of the same services offered by us. We compete with many companies, many of which have greater resources than us and we cannot assure you that such competitors will not substantially increase the resources devoted to their business in a manner competitive with the services provided by us. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.
Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.
     Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:
•	the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our private sector clients;

•	employee hiring and utilization rates in the United States and internationally;

•	the number and significance of client engagements commenced and completed during the period;

•	delays incurred in connection with an engagement because of weather or other factors;

•	ability to work within foreign countries’ regulations, tax requirements and obligations;

•	business and financial risk working in foreign countries;

•	the ability of clients to terminate engagements without penalties;

•	the creditworthiness and solvency of clients;

•	the size and scope of engagements;

•	the ability to perform contracts within budget or contractual limitations;

•	the timing of expenses incurred for corporate initiatives;

•	threatened or pending litigation matters;

•	reductions in the prices of services offered by our competitors;

•	winning re-bids of our existing large government contracts;

•	general economic and political conditions; and

•	volatility of currencies in foreign countries.
     Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses and have a material adverse affect on our stock price.
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
     The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 53,242 square feet in two buildings from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.
     As of June 26, 2009, the Company had under lease an aggregate of approximately 145,000 square feet of office and laboratory space in the following locations: Springfield, Lynchburg, Richmond and Norfolk, VA; Mesa, AZ; Fair Oaks, CA; Westminster, CO; Lombard, IL; Baltimore, Columbia, Gaithersburg and Germantown, MD; San Antonio, TX; Makati City, the Republic of Philippines; and Abu Dhabi, United Arab Emirates. The lease terms primarily range from two to six years with the exception of the Springfield and Lynchburg offices. Lease terms for these two offices expire in 2015 and 2020, respectively.
     The Company’s National Security business segment office space is located in the Germantown and Gaithersburg, MD facilities listed above with the remainder of the office space being used by the other business segments.
Item 3. Legal Proceedings
     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal year 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The current executive officers of Versar, and their ages as of September 10, 2009, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Theodore M. Prociv	61	President and Chief Executive Officer

Lawrence W. Sinnott	47	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

Jeffrey A. Wagonhurst	61	Executive Vice President, Program Management Business Segment

Paul W. Kendall	56	Senior Vice President, Global Marketing and Planning

James C. Dobbs	64	Senior Vice President, General Counsel and Secretary

Gina Foringer	40	Senior Vice President, Professional Services Business Segment

Michael J. Abram	53	Senior Vice President, Corporate Development and Chief Administrative Officer

Charles S. Cox	64	Senior Vice President and President, VIAP, Inc. (Versar International Assistance Projects)

Jeffrey M. Moran	46	Senior Vice President, Compliance and Environmental Programs Segment

Peter J. Cooper	60	Senior Vice President, National Security Business Segment

Daniel J. Cummings	47	Senior Vice President, CONUS based Program Management Business Segment
     Theodore M. Prociv, Ph.D., joined Versar as President on November 1, 1999 and was elected Chief Executive Officer on July 1, 2000. From 1995 to August 1998, Dr. Prociv served as the Deputy Assistant to the Secretary of Defense for Chemical and Biological Matters, and subsequently as the Deputy Assistant Secretary of the Army for Chemical Demilitarization. Before joining the Department of Defense, Dr. Prociv was Corporate Vice President of Environmental Business at Science Applications International Corporation, (SAIC) from 1993 to 1994, and served as the Vice President for Government Systems at Battelle Memorial Institute from 1979 to 1993.
     Lawrence W. Sinnott, MBA, CPA, joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993, he was elected Treasurer and Corporate Controller. In 1994, he became Vice President, Chief Financial Officer and Treasurer. In October 1999, he was elected Senior Vice President. In September 2005, he was elected Executive Vice President and Chief Operating Officer. From 1989 to 1991, he was Controller of a venture capital company, Defense Group, Inc.
     Jeffrey A. Wagonhurst, MBC, MBA, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead the business unit that is now our Program Management business segment. In May 2009, Mr. Wagonhurst was promoted to Executive Vice President, Program Management Group. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He commanded a Combat Engineer Brigade and Battalion during this period. He also served as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.
     Paul W. Kendall, B.S., M.S., J.D., joined Versar in 1994 as Manager of Business Development, was elected Vice President in 2000, served as Vice President of Corporate Development from January to October 2003, served from November 2003 to December 2007 as Senior Vice President, National Security business segment and President of GEOMET Technologies LLC. He currently serves as Senior Vice President, Global Marketing and Planning.
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
     Michael J. Abram, B.S., joined Versar in 2001 as Director of Acquisition Strategy. In 2002, he was appointed Vice President of the former Architect and Engineering Operations and in 2004 elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram became a Vice President of Versar supporting the former Infrastructure and Management Services segment which is now part of the Compliance and Environmental Programs business segment. He was elected Senior Vice President in September 2007 and promoted to Senior Vice President, Corporate Development and Chief Administrative Officer in May 2009. Mr. Abram oversees the Company’s Mergers and Acquisitions, Strategic Planning and Human Resource functions. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.
     Charles S. Cox was elected a Senior Vice President and President of VIAP, Inc., Versar’s international business subsidiary, as of January 3, 2009. Mr. Cox concluded a 29 year career in the U.S. Army, retiring as a colonel in 1997. Since that time Mr. Cox provided independent consulting services to a diverse group of clients through C.S. Cox and Associates.
     Jeffrey M. Moran, PE, was elected a Senior Vice President for Versar’s Compliance and Environmental Programs business segment on May 14, 2009. Mr. Moran brings more than 20 years of experience to Versar and most recently has worked in management positions for Tetra Tech and Dewberry. Mr. Moran has managed over $50 million in United States Army Corps of Engineer contracts. He is a Civil Engineer registered in the states of Maryland, Virginia and the District of Columbia. Mr. Moran is also very active in the Society of American Military Engineers (SAME) where he has held various executive posts with the Northern Virginia Chapter and the Mid-Atlantic Region.
     Peter J. Cooper joined Versar in April 2008, and during the past fiscal year, re-established GEOMET’s revenue and profit in each of its core competencies: Laboratory Services, Personal Protective Equipment, and outsourced T&E services with over 23 years experience in government manufacturing and developing international network of sales operations. Mr. Cooper has an HND in electrical engineering from the United Kingdom and has resided in the USA for the past 20 years. Prior to joining Versar, Mr. Cooper worked for TVI Corporation, an international supplier of personal protection products, from 2004 to 2008.
     Daniel J. Cummings, MS, PE, PMP, LEED AP joined Versar in January 2009 as Vice President of US Engineering and Construction Division. In September 2009 he was elected as Senior Vice President of US Engineering and Construction Group responsible for all Versar’s Domestic Engineering and Construction. Mr. Cummings concluded his 26 year career with the U.S. Army and retired in June 2009 as a colonel. His last assignment on active duty was as the Executive Director, Military Programs Directorate, Headquarters, U.S. Army Corps of Engineers. He also served as Deputy District Commander of Savannah District, USACE and Commander 84th Engineer Battalion, Schofield Barracks, Hawaii.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
     The Company’s common stock is traded on the NYSE Amex LLC, and was traded on the American Stock Exchange (AMEX) prior to its acquisition by NYSE Euronext, under the symbol VSR. At June 26, 2009, the Company had 970 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE Amex or AMEX, as applicable, during fiscal years 2009 and 2008 are presented below.

Fiscal Year 2009	High	Low

4th Quarter	$5.20	$2.25
3rd Quarter	4.62	2.07
2nd Quarter	4.35	2.26
1st Quarter	6.00	4.20

Fiscal Year 2008	High	Low

4th Quarter	$6.44	$4.70
3rd Quarter	7.00	5.36
2nd Quarter	9.25	5.42
1st Quarter	15.35	6.80
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
     The Company has established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers to serve Versar, Inc. and its affiliates. Currently, there are four stock option plans under which options remain outstanding, which were previously approved by the security holders: the 2005 and 2002 Stock Incentive Plans, the 1996 Stock Option Plan, and the 1992 Stock Option Plan. The Company does not maintain any equity compensation plans not approved by security holders.
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	542,000	$3.10	275,000

     During the third quarter of fiscal year 2009, employees of the Company surrendered shares of common stock to the Company to pay tax obligations due upon the vesting of restricted stock as reflected in the table below. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchase of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs

December 1-31, 2008	912	$3.57	—	—
January 1-31, 2009	34,389	3.64	—	—

Total	35,301	$3.64	—	—

     The following graph compares the cumulative 5-year total return provided shareholders on Versar’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of four companies that includes: Arcadis N.V., Michael Baker Corporation, Ecology & Environment, Inc. and Matrix Service Company. Versar’s peer group used in last year’s annual report also included CET Services, Inc., which was acquired by Biomedical Technology Solutions Holdings and is no longer publicly traded. Biomedical Technology Solutions Holdings Inc. is not included in the peer group as its aggregate business is not comparable to that of Versar’s. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on June 30, 2004 and its relative performance is tracked through June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09

Versar, Inc.	100.00	64.65	83.23	169.94	96.97	80.20
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
Peer Group	100.00	128.57	236.38	449.11	369.39	295.16
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data (unaudited)
     The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended
	June 26,	June 27,	June 29,	June 30,	July 1,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Income related data:
Gross Revenue	$112,196	$115,602	$102,726	$60,888	$67,678
Gross Profit	14,480	13,788	10,822	6,354	7,759
Operating Income	5,604	5,491	4,153	681	1,419
Income from Continuing Operations	3,169	3,391	5,282	1,637	1,361
Loss from Discontinued Operations	—	—	—	(290)	(1,159)
Net Income	3,169	3,391	5,282	1,347	202
Income per share from Continuing Operations — Diluted	$.35	$.36	$.62	$.20	$.16
Loss per share from Discontinued Operations — Diluted	$—	$—	$—	$(.04)	$(.14)
Net Income per share — Diluted	$.35	$.36	$.62	$.16	$.02
Weighted Average Shares Outstanding — Diluted	9,150	9,331	8,466	8,347	8,263

Consolidated Balance Sheet related data:

Working Capital	$25,513	$22,271	$16,176	$9,119	$7,887
Current Ratio	3.04	2.67	2.01	1.99	1.86
Total Assets	42,594	39,828	36,817	22,802	20,912

Stockholders’ Equity	$28,654	$25,053	$19,422	$12,572	$10,552

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Trends
     Due to continued government emphasis on funding of a number of international programs that fit within the Company’s core business, gross revenues and gross profit increased in all of Versar’s business segments in fiscal year 2009, except for the Company’s Compliance and Environmental business segment, which has been most significantly impacted by the declining U.S. economy. During fiscal year 2009, the Company continued to benefit from work for the Air Force in Iraq. Approximately 30% of the Company’s business volume related to Air Force construction inspection and quality control of reconstruction efforts in Iraq during the fiscal year. However, work in Iraq began to decline during fiscal year 2009. During fiscal year 2008, approximately 53% of the Company’s business volume related to reconstruction efforts in Iraq. The Company expects that the reconstruction efforts in Iraq will be significantly reduced during fiscal year 2010 because of reduced Air Force role in reconstruction work in Iraq. We currently anticipate a decrease in revenues during fiscal year 2010 of approximately $25 million compared to the Company’s revenues from Iraq in fiscal year 2009 because of reduced Air Force reconstruction work. To offset, in part, the loss of work in Iraq, the Company continues to follow funding shifts to Afghanistan attempting to maintain and expand its business there. Management currently anticipates an increase in revenues from work in Afghanistan of approximately $5 million to $10 million during fiscal year 2010, which will help offset but not completely replace the expected reduction in revenues from Iraq.
     Management expects to continue to face challenges in the Compliance and Environmental business segment as municipalities continue to face funding shortfalls due to current economic conditions. Therefore, the Company continues to take steps to further diversify its business to replace reduced or eliminated opportunities in Iraq and reduced municipality work in its Compliance and Environmental business segment. The Company is focusing on U.S. based BRAC efforts, funding for which had been delayed as a result of the war in Iraq as well as the expanded U.S. efforts in Afghanistan. Funding for BRAC work began to increase in fiscal year 2009 and we expect that funding of BRAC work worldwide will continue to increase during fiscal year 2010. Versar is also focused on new initiatives in the rural broadband market, in the U.S., green energy development projects and programs providing engineering, design and construction support, and further expanding our Professional Services and National Security business segments to address cost constraints while effectively providing business solutions to meet our clients changing needs.
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
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to wars in Iraq and Afghanistan.
Results of Operations
     Versar’s gross revenue for fiscal year 2009 totaled $112,196,000, a $3,406,000 (3%) decrease compared to gross revenue of $115,602,000 for fiscal year 2008. Gross revenue for fiscal year 2008 increased by $12,876,000 (13%) over that reported in fiscal year 2007.

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)
GROSS REVENUE
Program Management	$71,526	$68,896	$58,765
Compliance and Environmental Programs	19,649	30,429	29,839
Professional Services	11,476	8,101	7,318
National Security	9,545	8,176	6,804

	$112,196	$115,602	$102,726

     Gross revenue in the Program Management business segment for fiscal year 2009 was $71,526,000, an increase of $2,630,000 (4%) over that reported in fiscal year 2008. A majority of the increase is attributable to efforts to support both the Air Force and the Army in Iraq as part of the reconstruction efforts as well as new construction management work being performed in the United Arab Emirates. Gross revenue for the Program Management business segment for fiscal year 2008 was $68,896,000, an increase of $10,131,000 (17%) over that reported in fiscal year 2007. The increase is attributable to the Company’s continued efforts to support both the Air Force and the Army in Iraq as part of the reconstruction support efforts. Gross revenue for the Compliance and Environmental Programs business segment for fiscal year 2009 were $19,649,000, a decrease of $10,780,000 (35%) over that reported in fiscal year 2008. Approximately 80% of the decrease was due to decreased work for municipal aquatic facilities as a result of the global economic business downturn which has significantly impacted our municipal clients capital expenditure budgets. The balance of the shortfall is also primarily related to reduced spending due to poor economic conditions by other clients of the Compliance and Environmental business segment. Gross revenue for the Compliance and Environmental Programs business segment for fiscal year 2008 was $30,429,000, an increase of $590,000 (2%) over that reported in fiscal year 2007. The increases are primarily attributable to increased work for municipal aquatic facilities. Gross revenue for the Professional Services business segment for fiscal year 2009, were $11,476,000, an increase of $3,375,000 (42%) over that reported in fiscal year 2008. Gross revenue for the Professional Services business segment for fiscal year 2008 was $8,101,000, an increase of $783,000 (11%) over that reported in fiscal year 2007. The increases in both periods are attributable to additional professional service work obtained from the U.S. Army to provide additional personnel in support of their missions. Gross revenues from the National Security business segment for fiscal year 2009 were $9,545,000, an increase of $1,369,000 (17%) over that reported in fiscal year 2009. The increase is attributable to increased personal protective suit sales as well as increased chemical laboratory testing during fiscal year 2009. The business management approach changed to focus on sustainable revenue streams to reduce business fluctuations and have more predictable revenue streams and improving operating margins in this business segment. Gross revenue for the National Security business segment for fiscal year 2008 was $8,176,000, an increase of $1,372,000 (20%) over that reported in fiscal year 2007. The increase in fiscal year 2008 is attributable to higher commercial laboratory testing work coupled with a decline in the level of activity in this segment during fiscal year 2007.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Purchased services and materials, primarily subcontractors, in fiscal year 2009 were $60,583,000, a decrease of $7,924,000 (12%) over that reported in fiscal year 2008. The decrease was the result of the decline in acquatic facility work in the Compliance and Environmental business segment in fiscal year 2009 as a result of the economic downturn. In fiscal year 2008, purchased services increased by $5,757,000 (9%) over that reported in fiscal year 2007. The increase was due to higher subcontracted work in the Program Management business segment.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $3,826,000 (11%) in fiscal year 2009 compared to that reported in fiscal year 2008. Direct costs of services in fiscal year 2008 increased by $4,153,000 (14%) over that reported in fiscal year 2007. The increase in fiscal year 2009 is attributable to the continuing changes in the Company’s business mix among the business segments creating a demand for additional Professional Services personnel as well as increased National Security business volume resulting in increased staffing in those segments. The increase in fiscal year 2008 is attributable to the increase in overall business volume across all business segments in fiscal year 2008 to support the business growth of the Company.
     Gross profit for fiscal year 2009 was $14,480,000, an increase of $692,000 (5%) over that reported in fiscal year 2008. Gross profit in fiscal year 2008 increased by $2,966,000 (27%) over that reported in fiscal year 2007.

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)
GROSS PROFIT
Program Management	$10,467	$9,398	$7,037
Compliance and Environmental Programs	884	2,390	2,313
Professional Services	1,734	1,290	1,257
National Security	1,395	710	215

	$14,480	$13,788	$10,822

     Gross profit for fiscal year 2009 in the Program Managements business segment was $10,467,000, an increase of $1,069,000 (11%) over that reported in fiscal year 2008. Gross profit in fiscal year 2008 for the Program Management business segment increased by $2,361,000 (34%) over that reported in fiscal year 2007. The increase in both periods are primarily due to increased gross revenue and improved operating margins. Gross profit for fiscal year 2009 in the Compliance and Environmental business segment was $884,000, a decrease of $1,506,000 (63%) over that reported in fiscal year 2008. Gross profit in fiscal year 2008 for the Compliance and Environmental business segment increased by $77,000 (3%) over that reported in fiscal year 2007. Approximately 40% of the decrease in 2009 is due to the decline in municipal aquatic facility work in fiscal year 2009. The remaining balance of the decrease is due to the poor economic conditions in the United States economy impacting our municipal clients. Gross profit for fiscal year 2009 in the Professional Services business segment was $1,734,000, an increase of $444,000 (34%) over that reported in fiscal year 2008. Gross profit in fiscal year 2008 for the Professional Services business segment increased by $33,000 (3%) over that reported in fiscal year 2007. The 2009 increase was due to the increased gross revenues during fiscal year 2009. Gross profit for fiscal year 2009 in the National Security business segment was $1,395,000, an increase of $685,000 (96%) over that reported in fiscal year 2008. Gross profit in fiscal year 2008 for the National Security business segment increased by $495,000 (230%) over that reported in fiscal year 2007. The increases are primarily due to increased gross revenue in fiscal years 2009 and 2008.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Selling, general and administrative expenses for fiscal year 2009 were $8,876,000, an increase by $579,000 (7%) over that reported in fiscal year 2008. Selling, general and administrative expenses in fiscal year 2008 increased by $1,628,000 (24%) over that reported in fiscal year 2007. The increases in fiscal year 2009 are primarily due to increased business development activity for future business growth as well as increased Sarbanes Oxley compliance costs.
     Operating income for fiscal year 2009 was $5,604,000, an increase of $113,000 (2%) over that reported in fiscal year 2008. Operating income for fiscal year 2008 increased by $1,338,000 (32%) over that reported in fiscal year 2007. The slight increase in fiscal year 2009 was due to the improved financial performance in three out of four of the Company’s business segments, which was in part offset by poor performance in the Compliance and Environmental business segment. The increase in fiscal year 2008 was primarily due to increased gross revenues and improved operating margins during fiscal year 2008.
     During fiscal year 2009, the Company recorded a $328,000 loss on marketable securities that the Company was holding in the FISCO Income Plus Fund. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund is currently taking legal action against UBS to cover its losses. The Company has participated in any recovery from such action to date. During the remaining periods of fiscal year 2009, the Company recovered $24,000 of the initial loss before the funds were liquidated from the FISCO fund. The Company has liquidated its remaining assets from marketable securities and now holds them in depository accounts with its primary bank due to the volatile nature of the market.
     Interest expense for fiscal year 2009 was $36,000, compared to interest income of $173,000 in fiscal year 2008. The increase in interest expense was due to costs associated with capital leases and the financing of insurance premiums and the lower federal prime rate of interest resulting in no offsetting interest income received on funds held by the Company in its bank depository account due to the lower federal prime rate.
     Income tax expense for fiscal year 2009 was $2,071,000, a decrease of $202,000 compared to that reported for fiscal year 2008. Income tax expense for fiscal year 2008 increased by $3,378,000 over that reported in fiscal year 2007 primarily due to the release of the Company’s tax valuation allowance during fiscal year 2007 resulting in a tax benefit of $1,105,000 for fiscal year 2007. During fiscal year 2007, the Company was carrying a valuation allowance against its deferred tax assets. In the third quarter of fiscal year 2007, the Company re-evaluated the need for the valuation allowance. Because of the Company’s continued improved financial performance over the prior three years, management believes that the Company would be able to utilize the full benefit of the deferred tax asset. The effective tax rates were 39.5% and 40.1% for fiscal years 2009 and 2008, respectively.
     In summary, Versar’s net income for fiscal year 2009 was $3,169,000 compared to $3,391,000 in fiscal year 2008 and $5,282,000 in fiscal year 2007. The reduction of net income is primarily attributable due to the loss from the FISCO fund in the first quarter of fiscal year 2009 as mentioned above.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
REVENUE CLIENT BASE
     Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	June 26, 2009		June 27, 2008		June 29, 2007
	(In thousands)
Government
EPA	$1,891	2%	$2,399	2%	$2,753	3%
State & Local	8,589	7%	16,236	14%	13,936	14%
Department of Defense	92,583	83%	88,245	76%	65,997	64%
Other	2,576	2%	3,657	3%	16,512	16%
Commercial	6,557	6%	5,065	5%	3,528	3%

Gross Revenue	$112,196	100%	$115,602	100%	$102,726	100%

Liquidity and Capital Resources
     The Company’s working capital as of June 26, 2009 was approximately $25,513,000, an increase of 15%. In addition, the Company’s current ratio at June 26, 2009 was 3.04, compared to 2.67 reported on June 27, 2008. The Company’s financial ratios have continued to improve due to the Company’s strong financial performance during fiscal year 2009. Accounts receivables increased by approximately $6 million primarily due to changes in contract vehicles that have caused payment delays.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest less 1/2%. Borrowing rates at June 26, 2009 and June 27, 2008 were 2.75% and 4.5%, respectively. The Company currently has a stand by letter of credit of $455,147, which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s borrowing base on the line of credit. The line of credit capacity as of June 26, 2009 was approximately $7.0 million. Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November 2009. The Company is in the process of seeking a renewal of the line of credit facility with United Bank. The Company has obtained a commitment letter from United Bank to extend its line of credit to September 30, 2010. The line of credit is and will continue to be subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the renewed line of credit will be at prime less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 26, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants.
     The Company believes that with its current cash balance of over $8 million along with anticipated cash flows from operations, working capital will be sufficient to meet the Company’s liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2010 are approximately $1,000,000, primarily for upgrades to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.
     As part of the Company’s diversification and expansion efforts, the Company has provided short term financing to two business partners to help accelerate those business opportunities within fiscal year 2010. See footnotes D, Notes Receivable, and M, Subsequent Events, of the financial statements for further details.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Obligations
     At June 26, 2009, the Company has short-term and long-term obligations of approximately $13,341,000, including short-term obligations of approximately $3,146,000 which will become due over the next twelve months in fiscal year 2010. The Company has contractual obligations primarily related to lease commitments and notes payable. The table below specifies the total contractual payment obligations as of June 26, 2009.

Contractual		Less than	1-3	4-5	After 5
Obligations	Total Cost	1 year	Years	Years	Years
(In thousands)

Operating lease obligations	$11,950	$2,701	$3,939	$3,455	$1,855
Capital lease obligations	835	76	126	133	500
Notes payable	336	336	—	—	—
Estimated interest obligations	220	33	54	49	84

Total contractual cash obligations	$13,341	$3,146	$4,119	$3,637	$2,439

Critical Accounting Policies and Related Estimates That Have a Material Effect on Versar’s Consolidated Financial Statements
     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company’s consolidated financial position and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-K.
     Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or incurred costs reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known. Detailed quarterly project reviews are conducted with project managers to review all project progress accruals and revenue recognition.
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

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables. All receivables over 60 days old are reviewed as part of this process.
     Net deferred tax asset: The Company has approximately $1.5 million in net deferred tax assets as of June 26, 2009. During the third quarter of fiscal year 2007, the Company released the entire $2.95 million tax valuation allowance that was previously established against such assets due to the improved earnings and likelihood of realizing such deferred tax assets in future periods.
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 1 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At June 26, 2009, the Company has accrued approximately $586,000 long-term liability to clean up the chemical laboratory.
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 relating to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. The Program Management business segment was broken out separately in fiscal year 2007, primarily due to the increase in business volume in Iraq and in the United States construction related work. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and would test more often if events and circumstances warrant it. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $12.7 million on an enterprise value basis by a substantial margin. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     Share-based compensation: The Company records stock based compensation in accordance with Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (FAS 123(R)). This statement requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     The Company recorded share-based compensation expense related to the vesting of previously granted stock options in its consolidated financial statements of approximately $4,000 and $18,000 for fiscal years 2008 and 2007, respectively. There were no share-based compensation expenses recorded in fiscal year 2009 as all previously granted stock options were fully vested except 10,000 shares of non-qualified stock options which will vest based on the achievement of certain conditions are met, the Company will record the related expense.
     The Company also awarded 125,000 shares, 121,500 shares and 42,800 shares of restricted stock to directors and employees in fiscal years 2009, 2008 and 2007, respectively. Share-based compensation expense related to the restricted stock was $693,000, $807,000 and $114,000 for fiscal years 2009, 2008 and 2007, respectively.
     New accounting pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
combination. This statement is effective for fiscal years beginning after December 15, 2008. This standard will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.
     In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). The FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on December 29, 2008 was limited to financial assets and liabilities and had no impact on our consolidated financial statements. We do not believe this standard will have an effect on the non-financial assets and non-financial liabilities in our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard in fiscal year 2010. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
     In April 2008, the Financial Accounting Standards board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the Company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. The Company will adopt FSP FAS 142-3 in fiscal year 2010. The Company believes that upon adoption, FSP FAS 142-3 will not have an effect on the Company’s financial statements.
     In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt EITF Issue 08-6 effective June 26, 2009 on a prospective basis. The Company does not currently have any investments that are accounted for under the equity method, and as a result, this EITF will not have a significant effect on its financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
periods ending after June 15, 2009. Following adoption of SFAS No. 165, the Company will evaluate events occurring subsequent to the relevant transactions occurring after fiscal year cut offs for which financial statements are to be issued and will provide all required subsequent events disclosure. The Company adopted this standard in the fourth quarter of fiscal year 2009.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards CodificationTM (“Codification”) will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective for the first quarter of 2010 references to legacy GAAP will be replaced by references to the Codification, where appropriate.
Impact of Inflation
     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are cost-plus-fixed-fee type contracts and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts provide for projected increases in labor and other costs.
Business Segments
     Versar currently has four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. The details on these segments are contained in Note B of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.
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
Item 9(T). Controls and Procedures
Disclosure Controls and Procedures
     Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 26, 2009, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 26, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of June 26, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2009 fiscal year end and is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2009 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2009 fiscal year.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2009 fiscal year.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2009 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements:
     The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 26, 2009 and June 27, 2008

c)	Consolidated Statements of Income for the Years Ended June 26, 2009, June 27, 2008, and June 29, 2007

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 26, 2009, June 27, 2008 and June 29, 2007

e)	Consolidated Statements of Cash Flows for the Years Ended June 26, 2009, June 27, 2008, and June 29, 2007

f)	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended June 26, 2009, June 27, 2008 and June 29, 2007
All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or note thereto.
(3) Exhibits:
     The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 30 through 32 of this report.

Exhibit Index

Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A	)

3.2	Amended and Restated By-Laws of Versar, Inc.	(AE	)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A	)

10.10	Incentive Stock Option Plan *	(B	)

10.11	Executive Tax and Investment Counseling Program	(A	)

10.12	Nonqualified Stock Option Plan *	(B	)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W	)

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(W	)

10.113	2002 Stock Incentive Plan*	(Y	)

10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	(Z	)

10.115	Form of Stock Option Agreement*	(Z	)

10.116	Air National Guard Contract dated July 6, 2005	(Z	)

10.117	2005 Stock Incentive Plan and definitions as approved by the Board of Directors on September 7, 2005 and by the stockholders on November 16, 2005	(AA	)

10.123	Modification Agreement of the Revolving Commercial Note, dated September 24, 2007, between Registrant and United Bank	(AB	)

10.124	Amendment to Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv, September 25, 2007*	(AB	)

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
		(AC	)

10.126	Employment agreement between Charles S. Cox and Versar, Inc. entered into on February 2, 2009 and effective as of January 3, 2009.*	(AD	)

10.127	Amendment to Employment Agreement dated September 3, 2008 between Versar, Inc. and Mr. Theodore M. Prociv.*	35-47

10.128	Form of Indemnification Agreement*	(AE	)

Item No.	Description	Reference

21	Subsidiaries of the Registrant	48

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP to the incorporation by reference of the previously filed Forms S-8.	49

31.1	Certifications by Theodore M. Prociv, Chief Executive Officer and President Pursuant to Securities Exchange Rule 13a-14	50

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14	51

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2009 by Theodore M. Prociv, Chief Executive Officer and President	52

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2009 by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	53

*	Indicates management contract or compensatory plan or arrangement

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 filed with the Commission on September 28, 1987.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(AB)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(AC)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated April 2, 2008 filed with the Commission on April 4, 2008.

(AD)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated February 2, 2009 filed with the Commission on February 6, 2009.

(AE)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated May 6, 2009 filed with the Commission on May 11, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 21, 2009	/S/ Paul J. Heoper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 21, 2009
Paul J. Hoeper

/S/ Theodore M. Prociv	Chief Executive Officer, President, and	September 21, 2009
Theodore M. Prociv	Director

/S/ Lawrence W. Sinnott	Executive Vice President, Chief	September 21, 2009
Lawrence W. Sinnott	Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer

/S/ Michael Markels, Jr.	Chairman Emeritus and Director	September 21, 2009
Michael Markels, Jr.

/S/ Robert L. Durfee	Director	September 21, 2009
Robert L. Durfee

/S/ James L. Gallagher	Director	September 21, 2009
James L. Gallagher

SIGNATURES	TITLE	DATE

/S/ James V. Hansen	Director	September 21, 2009
James V. Hansen

/S/ Amoretta M. Hoeber	Director	September 21, 2009
Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 21, 2009
Amir A. Metry

/S/ Anthony L. Otton	Director	September 21, 2009

Anthony L. Otten

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries as of June 26, 2009 and June 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. as of June 26, 2009 and June 27, 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ Grant Thornton LLP
McLean, Virginia
September 21, 2009

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except per share amounts)

	June 26,	June 27,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$8,400	$11,938
Accounts receivable, net	27,695	21,596
Prepaid expenses and other current assets	1,207	1,080
Deferred income taxes	720	1,015

Total current assets	38,022	35,629

Property and equipment, net	2,348	2,152
Deferred income taxes	765	517
Goodwill	776	776
Other assets	683	754

Total assets	$42,594	$39,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,405	$7,731
Billings in excess of revenue	—	156
Accrued salaries and vacation	1,959	1,719
Accrued bonus	1,358	2,066
Other liabilities	1,787	1,686

Total current liabilities	12,509	13,358

Other long-term liabilities	1,431	1,417

Total liabilities	13,940	14,775

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,193,635 shares and 9,059,135 shares issued; 9,074,300 shares and 8,975,101 shares outstanding	92	91
Capital in excess of par value	27,734	27,115
Retained earnings (accumulated deficit)	1,615	(1,554)
Treasury stock, at cost (119,335 and 84,034 shares, respectively)	(706)	(578)
Accumulated other comprehensive loss	(81)	(21)

Total stockholders’ equity	28,654	25,053

Total liabilities and stockholders’ equity	$42,594	$39,828

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
GROSS REVENUE	$112,196	$115,602	$102,726
Purchased services and materials, at cost	60,583	68,507	62,750
Direct costs of services and overhead	37,133	33,307	29,154

GROSS PROFIT	14,480	13,788	10,822

Selling, general and administrative expenses	8,876	8,297	6,669

OPERATING INCOME	5,604	5,491	4,153

OTHER EXPENSE
Loss on marketable securities	328	—	—
Interest expense (income)	36	(173)	(24)

INCOME BEFORE INCOME TAXES	5,240	5,664	4,177

Income tax expense (benefit)	2,071	2,273	(1,105)

NET INCOME	$3,169	$3,391	$5,282

NET INCOME PER SHARE — BASIC	$0.35	$0.38	$0.64

NET INCOME PER SHARE — DILUTED	$0.35	$0.36	$0.62

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,123	8,932	8,201

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,150	9,331	8,466

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended June 26, 2009, June 27, 2008, and June 29, 2007

							Accumu-
							lated
				(Accumu-			Other
			Capital in	Lated			Compre-	Total
			Excess	Deficit)			hensive	Stock-
	Common Stock		of Par	Retained	Treasury		Income	holders’
	Shares	Amount	Value	Earnings	Shares	Stock	(Loss)	Equity
Balance, July 1, 2006	8,145	$81	$22,790	$(10,227)	(16)	$(72)	$—	$12,572

Exercise of stock options	231	2	713	—	—	—	—	715
Issuance of restricted stock	21	1	84	—	—	—	—	85
Exercise of stock warrants	180	2	717	—	—	—	—	719
Stock exchange	129	1	327	—	—	—	—	328
Treasury stock	—	—	—	—	(38)	(327)	—	(327)
Share-based compensation	—	—	48	—	—	—	—	48
Net income	—	—	—	5,282	—	—	—	5,282

Balance, June 29, 2007	8,706	87	24,679	(4,945)	(54)	(399)	—	19,422

Exercise of stock options	275	3	1,052	—	—	—	—	1,055
Issuance of restricted stock	78	1	507	—	—	—	—	508
Treasury stock	—	—	—	—	(30)	(179)	—	(179)
Share-based compensation	—	—	303	—	—	—	—	303
Tax benefit from exercise of stock options	—	—	574	—	—	—	—	574

Comprehensive Income Net income	—	—	—	3,391	—	—	—	3,391

Other Comprehensive Income Foreign currency translations Adjustments	—	—	—	—	—	—	(21)	(21)

Total Comprehensive Income	—	—	—	—	—	—	—	3,370

Balance, June 27, 2008	9,059	91	27,115	(1,554)	(84)	(578)	(21)	25,053

Exercise of stock options	26	—	48	—	—	—	—	48
Issuance of restricted stock	109	1	691	—	—	—	—	692
Treasury stock	—	—	—	—	(35)	(128)	—	(128)
Tax shortfall in exercise of stock options	—	—	(120)	—	—	—	—	(120)

Comprehensive Income Net income	—	—	—	3,169	—	—	—	3,169

Other comprehensive income Foreign currency translations Adjustments	—	—	—	—	—	—	(60)	(60)

Total Comprehensive Income	—	—	—	—	—	—	—	3,109

Balance, June 26, 2009	9,194	$92	$27,734	$1,615	(119)	$(706)	$(81)	$28,654

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
Cash flows from operating activities
Net income	$3,169	$3,391	$5,282

Adjustments to reconcile net income to net cash (used in) provided by continuing operations
Depreciation and amortization	958	876	687
Loss on sale of property and equipment	1	—	19
Provision for doubtful accounts receivable	155	1	336
Loss on marketable securities	328	—	—
Loss (gain) on life insurance policy cash surrender value	116	29	(39)
Deferred tax (benefit) expense	(114)	1,952	(1,200)
Share-based compensation	692	811	132
Tax benefits on share-based compensation	—	(574)	—

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(6,256)	909	(6,616)
(Increase) decrease in prepaid expenses and other assets	60	199	187
(Decrease) increase in accounts payable	(260)	(2,723)	4,504
Increase in accrued salaries and vacation	240	115	130
(Decrease) increase in other liabilities	(823)	(12)	2,320

Net cash (used in) provided by continuing operations	(1,734)	4,974	5,742
Changes in net assets/liabilities of discontinued operations	—	—	(285)

Net cash (used in) provided by operating activities	(1,734)	4,974	5,457

Cash flows from investing activities
Purchase of property and equipment	(1,172)	(722)	(693)
Purchase of marketable securities	(3,000)	—	—
Proceeds from sale of marketable securities	2,672	—	—
Premium paid on life insurance policies	(38)	(39)	(43)
Short term financing loan	(200)	—	—

Net cash used in investing activities	(1,538)	(761)	(736)

Cash flows from financing activities
Purchase of treasury stock	(128)	(179)	(327)
Proceeds from exercise of options and warrants	48	1,055	1,762
Tax benefit on exercise of share-based compensation	—	574	—

Net cash (used in) provided by financing activities	(280)	1,450	1,435

Effect of exchange rate changes	14	(21)	—

Net (decrease) increase in cash and cash equivalents	(3,538)	5,642	6,156
Cash and cash equivalents at the beginning of the year	11,938	6,296	140

Cash and cash equivalents at the end of the year	$8,400	$11,938	$6,296

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$60	$57	$70
Income Taxes	$1,762	$199	$55
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A SIGNIFICANT ACCOUNTING POLICIES
     Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a project and program management firm that provides the government, municipalities, and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, professional services, defense and homeland security needs. Versar operates in four primary business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are Program Management, Compliance and Environmental Programs, Professional Services, and National Security (see Note B). The Company has evaluated subsequent events through September 21, 2009, the date in which the financial statements were issued.
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
     Contract accounting: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.
     Pre-contract costs: Costs incurred by Versar prior to the execution of a contract, including bid and proposal costs, are expensed when incurred regardless of whether the bid is successful.
     Depreciation and amortization: Property and equipment are carried at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Assets are evaluated in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long Lived Assets” and written down to fair value when appropriate.
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 which relates to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, to assist in performing this analysis and would test more often if events or circumstances warrant it. The Company has elected to perform the annual goodwill impairment review on June 30 of each year. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $12.7 million. Therefore, management concluded that the goodwill was not impaired.
     Direct costs of services and overhead: These expenses represent the cost to Versar of direct and overhead staff, including recoverable overhead costs and unallowable costs that are directly attributable to contracts performed by the Company.
     Notes receivable: Include short term receivables made in order to accelerate and advance the Company’s business and business opportunities.

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
     Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with SFAS 143, the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $180,000 to $190,000 per year over the next 1 1/2 years. The Company is currently pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known in accordance with SFAS 143. At June 26, 2009, the Company has accrued approximately $586,000 long-term liability to clean up the chemical laboratory.
     Share-based compensation: The Company records share based compensation in accordance with Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). This statement requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     As of June 26, 2009, options to purchase common stock under the plans were substantially vested except for options to purchase 10,000 shares of common stock, which will vest based on the achievement of market and service conditions.
     The Company did not record share-based compensation expense related to the vesting of the previously granted stock options in its fiscal year 2009. The Company recorded approximately $4,000 and $18,000 of share-based compensation expenses for fiscal years 2008 and 2007, respectively.
     The Company awarded 125,000 shares, 121,500 shares and 42,000 shares of restricted stock to directors and employees in fiscal years 2009, 2008 and 2007, respectively. Share-based compensation expense related to restricted stock for fiscal years 2009, 2008 and 2007 was approximately $692,000, $807,000 and $114,000, respectively.
     Net income per share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares of unvested restricted stock.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net income per share compared to diluted net income per share, in thousands:

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)
Weighted average number of shares outstanding — basic	9,123	8,932	8,201

Effect of assumed exercise of stock options and vesting of restricted stock	27	399	265

Weighted average number of shares outstanding — diluted	9,150	9,331	8,466

     For fiscal years 2009, 2008 and 2007, options to purchase approximately 169,000, 10,000 and 30,000 shares, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
     Deferred compensation: The Company permitted certain employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company had liabilities for deferred compensation of $604,000 and $636,000 at June 26, 2009 and June 27, 2008, respectively, which are included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies was $487,000 and $566,000 at June 26, 2009 and June 27, 2008, respectively. The face value of the life insurance policies is in excess of the deferred compensation liability.
     Cash and cash equivalents: All investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
     Foreign Currency Translation: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for the periods presented. At June 26, 2009, the Company has approximately $540,000 of cash held in foreign banks.
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
     New accounting pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R),Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. This standard will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). The FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on December 29, 2008 was limited to financial assets and liabilities and had no impact on our consolidated financial statements. We do not believe this standard will have an effect on the non-financial assets and non-financial liabilities in our consolidated financial statements.
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
     In April 2008, the Financial Accounting Standards board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the Company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. The Company will adopt FSP FAS 142-3 in fiscal year 2010. The Company believes that upon adoption, FSP FAS 142-3 will not have an effect on the Company’s financial statements.
     In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted EITF Issue 08-6 effective June 26, 2009 on a prospective basis. The Company does not currently have any investments that are accounted for under the equity method, and as a result, does not expect the standard to have a significant effect on its financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards CodificationTM (“Codification”) will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective for the first quarter of 2010 references to legacy GAAP will be replaced by references to the Codification, where appropriate.
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
     The Program Management business segment manages larger more complex projects with business processes and management unique to the rest of the Company. The Compliance and Environmental Programs business segment provides regulatory and environmental consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including testing and evaluation and personal protective solutions.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Summary of financial information for each of the Company’s segments follows:

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)
GROSS REVENUE
Program Management	$71,526	$68,896	$58,765
Compliance and Environmental Programs	19,649	30,429	29,839
Professional Services	11,476	8,101	7,318
National Security	9,545	8,176	6,804

	$112,196	$115,602	$102,726

GROSS PROFIT (A)
Program Management	$10,467	$9,398	$7,037
Compliance and Environmental Programs	884	2,390	2,313
Professional Services	1,734	1,290	1,257
National Security	1,395	710	215

	$14,480	$13,788	$10,822

Selling, general and administrative expenses	(8,876)	(8,297)	(6,669)

OPERATING INCOME	$5,604	$5,491	$4,153

(A)	Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	June 26,	June 27,
	2009	2008
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$19,531	$11,405
Compliance and Environmental Programs	5,910	8,762
Professional Services	2,561	1,554
National Security	2,447	2,693
Corporate and Other	12,145	15,414

Total Assets	$42,594	$39,828

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE C CUSTOMER INFORMATION
     A substantial portion of the Company’s service revenue is derived from contracts with the U.S. Federal government as follows:

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In Thousands)
U.S. Department of Defense	$92,583	$88,245	$65,997
U.S. Environmental Protection Agency	1,891	2,399	2,753
Other U.S. Government Agencies	2,576	3,657	16,512

Total U.S. Federal Government	$97,050	$94,301	$85,262

     Majority of the Department of Defense works are to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue was approximately $63 million, $62 million and $40 million for fiscal years 2009, 2008 and 2007, respectively.
NOTE D NOTES RECEIVABLE
     In June 2009, the company agreed to provide short term interim financing of $400,000 to General Power Green Energy, LLC (GPC) to cover project start up costs. The project is to construct a green 25 mega watts co-generation plant by burning landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10 percent and is due by March 31, 2010 or earlier upon project financing. In addition, Versar will provide the program management and construct the facility. Versar also received a 7.5% ownership interest in connection with the loan. The Company has not valued the 7.5% ownership interest due to the fact that GPC is in its developmental stage. The fair value of the equity interest could not be determined at this time. Approximately, $200,000 of the note was funded in late June 2009 and the balance in July 2009. The notes receivable is included in the June 26, 2009 balance sheet as part of the other current assets.
NOTE E ACCOUNTS RECEIVABLE

	Years Ended
	June 26,	June 27,
	2009	2008
	(In thousands)
Billed receivables
U.S. Government	$9,516	$10,312
Commercial	8,483	2,063
Unbilled receivables
U.S. Government	9,742	9,282
Commercial	423	282

	28,164	21,939
Allowance for doubtful accounts	(469)	(343)

	$27,695	$21,596

     Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
receivables will be substantially billed and collected in fiscal year 2010, therefore, they have been presented as current assets in accordance with industry practice.
NOTE F PROPERTY AND EQUIPMENT

	Estimated	Years Ended
	Useful Life	June 26,	June 27,
	in Years	2009	2008
		(In thousands)
Furniture and fixtures	10	$824	$827
Equipment	3 to 10	7,762	7,029
Capital leases	Life of lease	568	568
Leasehold improvements	Shorter of lease term or asset life	2,184	2,115

		11,338	10,539

Accumulated depreciation and amortization		(8,990)	(8,387)

		$2,348	$2,152

     Depreciation and amortization of property and equipment was $958,000, $876,000 and $687,000 for the years ended June 26, 2009, June 27, 2008 and June 29, 2007, respectively.
     Maintenance and repair expense approximated $233,000, $268,000 and $251,000 for the years ended June 26, 2009, June 27, 2008 and June 29, 2007, respectively.
NOTE G MARKETABLE SECURITIES
     During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Fund. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control and start liquidating the fund. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund has taken legal action against UBS to cover its losses. The Company will participate in any recovery from any such action. The Company has liquidated its remaining assets from marketable securities and moved them to cash with its primary bank due to the volatile nature of the market. During the remaining periods of fiscal year 2009, the Company recovered $24,000 of the initial loss before the funds were liquidated from the FISCO fund. A loss on marketable securities of $328,000 is reflected in the consolidated statement of income for the year ended June 26, 2009, as a result of the liquidation of the FISCO fund.
NOTE H DEBT
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. Interest on borrowings is based upon the prime rate of interest less 1/2%. Borrowing rates at June 26, 2009 and June 27, 2008 were 2.75% and 4.5%, respectively. The Company currently has a letter of credit of $455,147, which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s borrowing base on the line of credit. The line of credit capacity at of June 26, 2009 was approximately $7.0 million.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Obligations under the credit facility are guaranteed by the Company and each subsidiary individually and collectively are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral. The line of credit matures in November 2009. The Company is in the process of renewing the new credit facility with United Bank. The Company has obtained a commitment letter from United Bank to extend its line of credit to September 30, 2010. The line of credit is and will continue to be subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the extended line of credit will be at prime less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 26, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants.
NOTE I STOCK OPTIONS
     In fiscal year 2009, the Company awarded 125,000 shares of restricted stock at a fair market value of approximately $621,000 to executive officers, employees and directors. The awards vest over a period of 4.5 months to 16.5 months. Stock-based compensation expense relating to vested stock options and restricted stock awards totaled approximately $692,000, $811,000 and $132,000 for fiscal years 2009, 2008 and 2007 and was included in the direct costs of services and overhead lines of the Consolidated Statements of Income. During fiscal year 2009, incentive stock options to purchase 6,000 shares of common stock and non-qualified stock options to purchase 20,000 shares of common stock with intrinsic value of approximately $6,200 and $42,000, respectively, were exercised. At June 26, 2009, there were approximately 39,000 shares of restricted stock valued at $181,000 to be amortized over the next 12 months.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of June 26, 2009, approximately 90,000 shares are available for future grant under the 2005 Plan.
     The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 2002 Plan, restricted stock and other types of stock-based awards were granted to any employee, service provider or director to whom a grant was approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. As of June 26, 2009, there were vested stock options to purchase 282,970 shares of common stock outstanding under the 2002 Plan.
     Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of June 26, 2009, there were vested stock options to purchase 153,761 shares of common stock outstanding under the 1996 Plan.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of June 26, 2009, there were vested stock options to purchase 83,500 shares of common stock outstanding under the 1992 Plan.
     Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2006	1,026	$3.13	$3,210
Exercised	(332)	2.87	(952)
Cancelled	(27)	3.72	(99)
Reclassified to non-qualified	(12)	3.50	(42)

Outstanding at June 29, 2007	656	$3.23	$2,117
Exercised	(219)	3.58	(784)
Cancelled	(7)	4.10	(27)

Outstanding at June 27, 2008	430	$3.03	$1,306
Exercised	(6)	2.19	(13)
Cancelled	(3)	3.45	(10)

Outstanding at June 26, 2009	421	$3.05	$1,283

     Details of total exercisable incentive stock options at June 26, 2009 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

261	$1.81 to $2.80	2.50	2.7-years	261
113	$3.40 to $3.82	3.73	5.1-years	113
47	$4.00 to $4.95	4.38	5.5-years	47

421		$3.05	3.9-years	421

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Aggregate intrinsic value for all shares under the incentive stock option plan at June 26, 2009 is approximately $483,000.
     Total non-qualified stock options granted under the 2002, 1996, and 1992 plans as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 30, 2006	203	$3.24	$659
Exercised	(29)	3.16	(92)
Cancelled	(14)	2.77	(37)
Reinstated	10	3.49	33
Reclassified from ISO	12	3.50	42

Outstanding at June 29, 2007	182	$3.32	$605
Granted	10	7.77	78
Exercised	(51)	4.87	(248)

Outstanding at June 27, 2008	141	$3.07	$435
Exercised	(20)	$1.75	(35)

Outstanding at June 26, 2009	121	$3.31	$400

     Details of total exercisable Non-Qualified Stock Options at June 26, 2009 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

55	$1.81 to $2.80	1.91	3.5-years	55
27	$3.10 to $3.65	3.35	3.4-years	27
29	$4.14 to $4.58	4.35	5.5-years	29
10	$7.77	7.77	8.4-years	—

121		$3.31	4.3-years	111

     No stock options have been granted under the 2005 plan. Since its adoption, the Company has moved to granting restricted stock and restricted stock units in lieu of stock options.
     The Company recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $4,000 and $18,000 for fiscal years 2008 and 2007, respectively. The Company did not record any share-based compensation expenses related to the vesting of previously granted stock options in fiscal year 2009. Had the remaining unvested options to purchase 10,000 shares of common stock vested in fiscal year 2009, the Company would have recorded approximately $42,000 share based compensation expense. The aggregate intrinsic value for all shares under the non-qualified plan at June 26, 2009 is

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximately $109,000. Aggregate intrinsic value for vested shares under the non-qualified plan at June 26, 2009 is approximately $145,000.
NOTE J INCOME TAXES
     The income tax expense (benefit) applicable to income from continuing operations consists of the following:

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)
Current
Federal	$1,945	$274	$85
State	198	47	10
Foreign	42	—	—

Deferred
Federal	(225)	1,528	1,404
State	115	421	350
Foreign	(4)	3	—

Valuation Allowance	—	—	(2,954)

	$2,071	$2,273	$(1,105)

     Deferred tax assets are comprised of the following (in thousands):

	June 26,	June 27,
	2009	2008
Deferred Tax Assets:
Employee benefits	$299	$295
Bad debt reserves	173	130
All other reserves	296	275
Alternative minimum tax credits	—	134
Net operating losses	86	196
State tax net operating losses	—	112
Depreciation	335	432
Accrued expenses	461	242
Other	202	132

Total Deferred Tax Assets	1,852	1,948

Valuation Allowance	(48)	(47)

Deferred Tax Liabilities:
Goodwill	(189)	(177)
Asset retirement obligation	(79)	(189)
Foreign	(51)	(3)

Net Deferred Tax Assets	$1,485	$1,532

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Given the Company’s history of earnings and improved projected pre-tax income for future periods, management concluded in fiscal year 2007 that it was more likely than not the U.S. deferred tax assets will be realized in future periods. As such, the valuation allowance was no longer necessary on the U.S. deferred tax assets and was reversed in fiscal year 2007. As of the end of fiscal years 2009 and 2008, the Company had a valuation allowance of approximately $48,000 and $47,000, respectively, related to deferred tax assets in certain foreign jurisdictions as it is not more likely than not that the deferred tax assets will be realized. The Company has established a valuation allowance on its Philippine operations as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate periods of pre-tax loss.
     At June 26, 2009, the Company has net operating loss carryforwards of approximately $103,000 for federal income tax purposes, which will expire in the years 2010 through 2012.
     In accordance with FASB Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 26, 2009, the Company did not have any uncertain tax positions. The Company still has the 2008, 2007 and 2006 tax years open to audit in most jurisdictions.
     The Company recognizes interest expense and penalties as a component of general and administrative expense.
     A reconciliation of the Company’s income tax expense (benefit) to the federal statutory rate is as follows:

	Years Ended
	June 26,	June 27,	June 29,
	2009	2008	2007
	(In thousands)

Expected provision at federal statutory rate	$1,782	$1,923	$1,447
Change in valuation allowance	1	47	(2,954)
State income tax expense	204	221	183
Permanent items	35	27	40
Change in tax rates	42	—	—
NOL adjustments and other	7	55	179

	$2,071	$2,273	$(1,105)

     Income taxes paid for the years ended June 26, 2009, June 27, 2008 and June 29, 2007 were $1,762,000, $199,000 and $55,000, respectively.
NOTE K EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
     The Company continues to maintain a 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
     Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2009, 2008 and 2007, the Company made cash contributions of $828,000, $729,000 and $649,000, respectively. All contributions to the 401(k) Plan vest immediately.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In January 2005, the Company established an Employee Stock Purchase Plan (ESPP) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market.
     The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of the Company’s shares on the NYSE AMEX on the purchase date.
     GEOMET, a wholly-owned subsidiary of Versar, maintained a profit-sharing retirement plan for the benefit of its employees until January 2008. Under the plan, contributions were made at the discretion of GEOMET’s Board of Directors. No contributions have been made to this plan since fiscal year 1998. Vesting occurred over time, such that an employee is 100% vested after seven years of participation. In January 2008, the GEOMET profit sharing plan was terminated and merged into the Company’s 401(k) plan.
NOTE L COMMITMENTS AND CONTINGENCIES
     Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). All fiscal years through 2006 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
     The Company leases approximately 145,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating and capital leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)

2010	$2,777
2011	2,129
2012	1,937
2013	1,955
2014	1,633
2015 and thereafter	2,354

$12,785

     Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,845,000, $2,513,000 and $2,111,000, for 2009, 2008 and 2007, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.
     On February 8, 2005, Versar, Inc. entered into an employment agreement with its Chief Executive Officer (CEO), Mr. Theodore M. Prociv. The agreement provides for base compensation of $285,000 and certain benefits that the CEO is entitled to under various termination conditions. The agreement was originally scheduled to expire on December 1, 2006 and was extended to December 1, 2007 in September 2006 and to December 1, 2008 in

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 2007. On September 3, 2008, the Compensation Committee extended Mr. Prociv’s agreement for an additional year to December 1, 2009 and approved base salary of $355,000 for the year extension.
     On February 2, 2009, Versar, Inc. entered into an employment agreement with Charles S. Cox, a Senior Vice President and head of the Company’s international operations effective as of January 3, 2009. The agreement has a term of one year from its effective date and provides for base compensation of $390,000, which includes a base salary and certain additions for overseas service.
Legal Proceedings
     Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE M SUBSEQUENT EVENTS
     Subsequent to the end of fiscal year 2009, the Company agreed to provide $750,000 of short term financing to Lemko Corporation to enable them to buy long lead telecommunication equipment for several upcoming projects. Lemko and Versar had earlier announced a joint initiative to pursue the rural broadband telecommunications market. The note bears an annual interest rate of 12% and is due by May 31, 2010. The note is secured by the equipment inventory. The note also has a conversion feature to a senior convertible debenture, which must be addressed by October 2009, or the remaining terms and conditions will remain in effect. The Company is currently evaluating this feature.
     In fiscal year 2009, the Company announced that its international subsidiary, VIAP, Inc. entered into a joint venture with Technical Resources International Limited (TRIL) to create a business venture to provide project and program management to private entities in the United Arab Emirates and other Gulf Cooperation Countries. The new Company, VIAP Technical Resources, LTD will be 50% owned by VIAP and 50% by TRIL. The joint venture did not have any assets or operations as of year end. The Company will assess the accounting and reporting requirements for this joint venture under SFAS 160.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE N QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Unaudited quarterly financial information for fiscal years 2009 and 2008 is as follows (in thousands, except per share amounts):

	Fiscal Year 2009				Fiscal Year 2008
Quarter Ending	June 26	Mar 27	Dec 26	Sep 26	Jun 27	Mar 28	Dec 28	Sep 28
Gross Revenue	$27,380	$31,851	$27,967	$24,998	$28,491	$28,874	$29,355	$28,882
Gross Profit	3,742	4,355	3,205	3,178	3,426	3,796	3,067	3,499
Operating income	1,625	1,830	1,007	1,142	1,011	1,546	1,211	1,723
Net income	$954	$1,125	$565	$525	$716	$913	$745	$1,017

Net income per share — diluted	$0.10	$0.12	$0.06	$0.06	$0.08	$0.10	$0.08	$0.11

Weighted average number of shares outstanding — diluted	9,307	9,199	9,112	9,198	9,406	9,257	9,231	9,268

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE	CHARGED
	AT	TO COSTS		BALANCE
	BEGINNING	AND	CHARGE	AT END OF
	OF YEAR	EXPENSES	OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS
2007	348,501	335,518	(310,043)	373,976
2008	373,976	1,479	(32,492)	342,963
2009	342,963	154,477	(28,297)	469,143
DEFERRED TAX VALUATION ALLOWANCE
2007	2,954,000	—	(2,954,000)	—
2008	—	47,000	—	47,000
2009	47,000	1,000	—	48,000