Form 10-K/A
period 2009-06-26
VERSAR INC
filed 2009-09-24
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
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

Explanatory Note
Versar, Inc. is filing this amendment to Form 10-K for the fiscal year ended June 26, 2009, which was filed with the Securities and Exchange Commission on September 22, 2009, to correct the Report of Independent Registered Public Accounting Firm included on page F-1, which contained a typographical error. In accordance with the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, Versar is filing with this Amendment the complete text of its audited financial statements.
Except for the corrected report described above, this Form 10-K/A does not modify or update other disclosures in the Versar, Inc. 2009 Form 10-K.

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
		(AC	)

10.126	Employment agreement between Charles S. Cox and Versar, Inc. entered into on February 2, 2009 and effective as of January 3, 2009.*	(AD	)

10.127	Amendment to Employment Agreement dated September 3, 2008 between Versar, Inc. and Mr. Theodore M. Prociv.*	35-47

10.128	Form of Indemnification Agreement*	(AE	)

Item No.	Description	Reference

21	Subsidiaries of the Registrant	48

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP to the incorporation by reference of the previously filed Forms S-8.**	49

31.1	Certifications by Theodore M. Prociv, Chief Executive Officer and President Pursuant to Securities Exchange Rule 13a-14**	50

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14**	51

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2009 by Theodore M. Prociv, Chief Executive Officer and President**	52

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2009 by Lawrence W. Sinnott, Exec. Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer**	53

*	Indicates management contract or compensatory plan or arrangement

**	Filed with this Form 10-K/A. All other exhibits were previously filed.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 filed with the Commission on September 28, 1987.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(AB)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(AC)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated April 2, 2008 filed with the Commission on April 4, 2008.

(AD)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated February 2, 2009 filed with the Commission on February 6, 2009.

(AE)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated May 6, 2009 filed with the Commission on May 11, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 24, 2009	/S/ Paul J. Heoper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 24, 2009
Paul J. Hoeper

/S/ Theodore M. Prociv	Chief Executive Officer, President, and	September 24, 2009
Theodore M. Prociv	Director

/S/ Lawrence W. Sinnott	Executive Vice President, Chief	September 24, 2009
Lawrence W. Sinnott	Operating Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer

/S/ Michael Markels, Jr.	Chairman Emeritus and Director	September 24, 2009
Michael Markels, Jr.

/S/ Robert L. Durfee	Director	September 24, 2009
Robert L. Durfee

/S/ James L. Gallagher	Director	September 24, 2009
James L. Gallagher

SIGNATURES	TITLE	DATE

/S/ James V. Hansen	Director	September 24, 2009
James V. Hansen

/S/ Amoretta M. Hoeber	Director	September 24, 2009
Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 24, 2009
Amir A. Metry

/S/ Anthony L. Otton	Director	September 24, 2009

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. as of June 26, 2009 and June 27, 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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