Form 10-Q
period 2009-09-25
VERSAR INC
filed 2009-11-09
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 25, 2009

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
Yes  ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 2, 2009

$.01 par value	9,140,338

VERSAR, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		PAGE

PART I — FINANCIAL INFORMATION

ITEM 1 —	Financial Statements — Unaudited

	Consolidated Balance Sheets as of September 25, 2009 and June 26, 2009	3

	Consolidated Statements of Income for the Three-Months Ended September 25, 2009 and September 26, 2008	4

	Consolidated Statements of Cash Flows for the Three-Months Ended September 25, 2009 and September 26, 2008	5

	Notes to Consolidated Financial Statements	6-13

ITEM 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

ITEM 3 —	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4T —	Controls and Procedures	21

PART II — OTHER INFORMATION

ITEM 1 —	Legal Proceedings	21

ITEM 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6 —	Exhibits	22

SIGNATURES		23

EXHIBITS		24-27

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	September 25,	June 26,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,701	$8,400
Accounts receivable, net	25,474	27,695
Prepaid expenses and other current assets	2,665	1,207
Deferred income taxes	722	720

Total current assets	36,562	38,022

Property and equipment, net	2,564	2,348
Deferred income taxes	608	765
Goodwill	776	776
Other assets	738	683

Total assets	$41,248	$42,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,637	$7,405
Accrued salaries and vacation	2,487	1,959
Accrued bonus	445	1,358
Other liabilities	1,218	1,787

Total current liabilities	10,787	12,509

Other long-term liabilities	1,459	1,431

Total liabilities	12,246	13,940

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,293,635 shares and 9,193,635 shares issued; 9,109,937 shares and 9,074,300 shares outstanding	93	92
Capital in excess of par value	28,053	27,734
Retained earnings	1,852	1,615
Treasury stock (183,698 and 119,335 shares, respectively)	(944)	(706)
Accumulated other comprehensive loss	(52)	(81)

Total stockholders’ equity	29,002	28,654

Total liabilities and stockholders’ equity	$41,248	$42,594

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited — in thousands, except per share amounts)

	For the Three-Months Ended
	September 25,	September 26,
	2009	2008
GROSS REVENUE	$24,714	$24,998
Purchased services and materials, at cost	12,770	13,549
Direct costs of services and overhead	9,591	8,271

GROSS PROFIT	2,353	3,178

Selling, general and administrative expenses	1,975	2,036

OPERATING INCOME	378	1,142

OTHER (INCOME) EXPENSE
Loss on marketable securities	—	352
Interest (income)	(32)	(63)
Interest expense	13	8

Income before income taxes	397	845

Income tax expense	160	320

NET INCOME	$237	$525

NET INCOME PER SHARE — BASIC	$0.03	$0.06

NET INCOME PER SHARE — DILUTED	$0.03	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,011	9,059

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,146	9,198

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Three-Months Ended
	September 25,	September 26,
	2009	2008
Cash flows from operating activities
Net income	$237	$525

Adjustments to reconcile net income to net cash Provided by operating activities
Depreciation and amortization	248	243
Provision for doubtful accounts receivable	1	—
Loss on marketable securities	—	352
(Gain) loss on life insurance policy cash surrender value	(38)	29
Share based compensation	82	213
Deferred taxes	157	163

Changes in assets and liabilities
Decrease in accounts receivable	2,221	3,593
Increase in prepaids and other assets	(488)	11
Decrease in accounts payable	(757)	(2,376)
Increase in accrued salaries and vacation	528	489
Decrease in other liabilities	(1,466)	(2,310)

Net cash provided by continuing operating activities	725	932

Cash flows used in investing activities
Purchase of property and equipment	(462)	(568)
Purchase of marketable securities	—	(3,000)
Premium paid on life insurance policies	(16)	(21)
Investment in notes receivable	(950)	—

Net cash used in investing activities	(1,428)	(3,589)

Cash flows from financing activities	—	—

Net cash provided by financing activities	—	—

Effect of exchange rate changes	4	37

Net decrease in cash and cash equivalents	(699)	(2,620)
Cash and cash equivalents at the beginning of the period	8,400	11,938

Cash and cash equivalents at the end of the period	$7,701	$9,318

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$12	$11
Income taxes	657	427

Supplemental disclosures of non-cash financing activities:
Exercise of stock options	238	—
Acquisition of treasury stock	(238)	—
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(A) Basis of Presentation
     The accompanying consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 26, 2009 for additional information.
     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of September 25, 2009, and the results of operations for the three-month periods ended September 25, 2009 and September 26, 2008. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
     The Company has evaluated subsequent events through November 6, 2009, the date on which the financial statements were available to be issued.
(B) Accounting Estimates
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
(D) Income Taxes
     At September 25, 2009, the Company had approximately $1.3 million in deferred tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. Given the Company’s continued improved financial performance and funded backlog over the last three years, management believes the Company will be able to utilize the full benefit of the tax asset.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(E) Debt
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the extended line of credit will be at prime less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of September 25, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants. In October 2006, the Company obtained a letter of credit of approximately $1.6 million under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit was reduced to $455,147 in January 2009. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at September 25, 2009 was approximately $7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in September 2010.
(F) Notes Receivable
     In June and July 2009, the Company provided short term interim financing of $400,000 to General Power Green Energy, LLC (GPC) to cover project start up costs. The project involves the construction of a green 25 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10% and is due by March 31, 2010 or upon completion of project financing, if earlier. In addition, Versar will provide the program management and construct the facility. Versar also received a 7.5% ownership interest in GPC in connection with providing the loan. The Company has not assigned a value to the 7.5% ownership interest due to the fact that GPC is in its developmental stage.
     In July 2009, the Company provided $750,000 of short term financing to Lemko Corporation to enable them to buy long lead telecommunication equipment for several upcoming projects. Lemko and Versar had earlier announced a joint initiative to pursue the rural broadband telecommunications market. The note bears an annual interest rate of 12% and is due by May 31, 2010. The note is secured by the equipment inventory purchased. The note also has a conversion feature to a senior convertible debenture, which must be exercised by December 2009, or the remaining terms and conditions will remain in effect. The Company is currently evaluating this feature.
     The above notes receivable are included in the accompanying balance sheet under other current assets.
(G) Net Income Per Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
stock equivalents outstanding during the period, if dilutive. The Company’s common stock equivalent shares consist of shares to be issued under outstanding stock options and unvested shares of restricted stock.

	For the Three-Month Periods Ended
	September 25,	September 26,
	2009	2008

Weighted average common shares outstanding — basic	9,011,036	9,059,135

Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	134,915	138,858

Weighted average common shares outstanding — Diluted	9,145,951	9,197,993

     For fiscal years 2010 and 2009, options to purchase approximately 169,000 and 27,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
(H) Common Stock
     The Company has implemented an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company’s common stock. As amended, the ESPP permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.
(I) Stock-Based Compensation
     In September 2009, the Company awarded 46,000 shares of restricted stock to executive officers and employees. The awards vest over a period of 7 months to 19 months. 5,000 shares were also awarded to a senior officer that vest over a 3 year period. Stock-based compensation expense relating to all outstanding restricted stock and option awards totaled $82,000 and $213,000 for the three months ended September 25, 2009 and September 26, 2008, respectively. These expenses were included in the direct costs of services and overhead lines of the Consolidated Statements of Income.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of September 25, 2009, approximately 90,000 shares are available for future grant under the 2005 Plan.
     The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     Under the 2002 Plan, restricted stock and other types of stock-based awards may be granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. As of September 25, 2009, approximately 37,500 shares are available for future grant.
     Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of September 25, 2009, there were vested stock options to purchase 50,761 shares of common stock outstanding under the 1996 Plan.
     Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of September 25, 2009, there were vested stock options to purchase 83,500 shares of common stock outstanding under the 1992 Plan.
     A summary of activity under the Company’s stock incentive plans for both ISOs and un-qualified options as of September 25, 2009, and changes during the first three months of fiscal year 2010 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 26, 2009	542	$3.11
Granted	—	—
Exercised	(100)	2.38
Cancelled	(3)	2.63

Outstanding at September 25, 2009	439	$3.27	4.60 yrs.	$220

Exercisable at September 25, 2009	429	$3.16	4.39 yrs.	$262

     As of September 25, 2009, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company’s stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $42,000 immediately when the pricing and service conditions of these options are met in the future.
(J) New Accounting Pronouncements
     In June 2009, the FASB issued the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) codified in ASC 105. The Codification is now the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective with our first quarter of 2010, references to legacy GAAP will be replaced by references to the Codification, where appropriate.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With multiple Deliverables, (“Issue 08-1”) which will supersede ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
     In September 2009, the FASB ratified the final consensus on EITF Issue 09-3, Software Revenue Recognition, (“Issue 09-3”) which will amend ASC 985-605 (formerly EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements). Issue 09-3 excludes from the scope of Issue 09-3 all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As such, the entire product would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25 (as amended by Issue 08-1)). The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 09-3 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 09-3 was issued as ASU 2009-14 in October 2009. The Company does not anticipate that ASU 2009-14 will have any impact on the Company’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 29, 2008. . The Company will adopt this guidance during the second quarter of fiscal year 2010, and does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance for the year ended June 26, 2009, which did not have any impact on our consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. The Company adopted this guidance for the quarter ended September 25, 2009, but it did not have an impact on its unaudited condensed consolidated financial statements. The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through November 6, 2009 for purposes of this report. No subsequent events were identified that required disclosure.
(K) Fair Value Measures
Financial assets and liabilities
     We analyze our financial assets and liabilities measured at fair value and categorize them within the fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value in accordance with the authoritative guidance for fair value instruments and the fair value option for financial assets and financial liabilities.
     The levels as defined by the fair value hierarchy are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date.

Level 3 — Inputs are unobservable for the asset or liability and usually reflect the reporting entity’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The financial assets and financial liabilities measured at fair value are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 25, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Notes receivable	$1,180	$—	$—	$1,180
Total assets	$1,180	$—	$—	$1,180
The following table summarizes the change in the fair value during the period for the notes receivable using Level 3 inputs (in thousands):

Balance at June 27, 2009	$200
Total realized gains included in earnings	30
Purchases, sales, issuances and settlements	950

Balance at September 25, 2009	$1,180

Non financial assets and liabilities
     The Company applies fair value techniques on a non-recurring basis associated with (1) valuing potential impairment losses related to goodwill which are accounted for pursuant to the authoritative guidance for intangibles — goodwill and other, (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment, and (3) valuing an asset retirement liability initially measured at fair value under the authoritative guidance for asset retirement obligations.
     The Company currently has four separate reporting units. Goodwill impairment is tested at the reporting unit level. All of the goodwill is associated with the Program Management business segment, and the Company determines the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three months ended September 25, 2009. Historically, the fair value of the Program Management segment has significantly exceeded its carrying value.
     The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended September 25, 2009, there have been no triggering events associated with long lived assets and thus no impairment analysis was conducted during the period.
     The Company recorded an asset retirement liability at fair value per the authoritative guidance for asset retirement obligations. The inputs for fair value of the asset retirement obligation would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly.
(L) Other Current Liabilities
     Other current liabilities include accrued 401k benefits, accrued tax withholdings, lease liabilities, and miscellaneous accruals.
(M) Business Segments
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

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended
	September 25,	September 26,
	2009	2008
	(In thousands)
GROSS REVENUE
Program Management	$16,403	$15,850
Compliance and Environmental Programs	3,525	4,560
Professional Services	2,738	2,178
National Security	2,048	2,410

	$24,714	$24,998

GROSS PROFIT (A)
Program Management	$1,872	$2,287
Compliance and Environmental Programs	(52)	252
Professional Services	444	421
National Security	89	218

	$2,353	$3,178

Selling, general and administrative Expenses	(1,975)	(2,036)

OPERATING INCOME	$378	$1,142

(A)   Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Periods Ended
	September 25,	June 26,
	2009	2009
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$18,657	$19,531
Compliance and Environmental Programs	5,068	5,910
Professional Services	1,994	2,561
National Security	2,560	2,447
Corporate and Other	12,969	12,145

Total Assets	$41,248	$42,594

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, described in our Form 10-K for fiscal year ended June 26, 2009 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Financial Trends
     Due to continued government emphasis on funding of a number of international programs that fit within the Company’s core business, gross revenues and gross profit increased in all of Versar’s business segments in fiscal year 2009, except for the Company’s Compliance and Environmental business segment, which has been most significantly impacted by the declining U.S. economy. However, in the first quarter of fiscal year 2010, a number of the Company’s business segments experienced a decline in revenue and gross profit as a result of the continued impact of the weak economy on certain of the Company’s business segments and shifts in government spending. During fiscal year 2009, the Company continued to benefit from work for the Air Force in Iraq. However, work in Iraq began to decline during fiscal year 2009 which declined early in the first quarter of fiscal year 2010. During fiscal year 2008, approximately 53% of the Company’s business volume related to reconstruction efforts in Iraq. This work comprised 30% and 19% of the Company’s business volume in fiscal year 2009 and the first quarter of fiscal year 2010, respectively. The Company expects that the reconstruction efforts in Iraq will be significantly reduced during the remainder of fiscal year 2010 because of the reduced Air Force role in reconstruction work in Iraq. We currently anticipate a decrease in related revenues during fiscal year 2010 of approximately $25 million compared to the Company’s revenues from Iraq in fiscal year 2009. To offset, in part, the loss of work in Iraq, the Company continues to follow funding shifts to Afghanistan attempting to maintain and expand its business there which will help offset but not completely replace the expected reduction in revenues from Iraq.
     The Company experienced poor operating performance in the Compliance and Environmental business segment during the first quarter of fiscal year 2010 due to reduced municipal spending and delayed project work. Management expects to continue to face challenges in the Compliance and Environmental business segment for the rest of fiscal year 2010 as municipalities continue to face funding shortfalls due to current economic conditions. Therefore, the Company continues to take steps to further diversify its business to replace reduced or eliminated opportunities in Iraq and reduced municipality work in this business segment. The Company is focusing on U.S. based BRAC efforts, funding for which had been delayed as a result of the war in Iraq as well as the expanded U.S. efforts in Afghanistan. Funding for BRAC work began to increase in fiscal year 2009 and we expect that funding of BRAC work worldwide will continue to increase during the remainder of fiscal year 2010. Versar is also focused on new initiatives in the rural broadband market, in the U.S., green energy development projects and programs providing engineering, design and construction support, and further expanding our professional services, UXO capabilities, energy conservation and national security to address cost constraints while effectively providing business solutions to meet our clients changing needs.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to wars in Iraq and Afghanistan.
Results of Operations
First Quarter Comparison of Fiscal Year 2010 and 2009

	For the Three-Month Periods Ended
	September 25,	September 26,
	2009	2008

GROSS REVENUE
Program Management	$16,403	$15,850
Compliance and Environmental Programs	3,525	4,560
Professional Services	2,738	2,178
National Security	2,048	2,410

	$24,714	$24,998

     Gross revenue for the first quarter of fiscal year 2010 was $24,714,000, a decrease of $284,000 (1%) compared to that reported in the first quarter of fiscal year 2009. Gross revenue in the Program Management business segment for the first quarter of fiscal year 2010 was $16,403,000, an increase of $552,000 (3%) higher than that reported in the first quarter of fiscal year 2009. The increase is primarily due to increased U.S. based construction work of $4,700,000 for the Air Force, which was largely offset by reduced work in Iraq of approximately $4,000,000. Gross revenues for the Compliance and Environmental Programs business segment for the first quarter of fiscal year 2010 was $3,525,000, a decrease of $1,035,000 (23%) compared to that reported in the first quarter of fiscal year 2009. The decrease is due to poor economic conditions creating budget shortfalls impacting the Company’s municipal work due to budget shortfalls. Gross revenues for the Professional Services business segment for the first quarter of 2010 was $2,738,000, an increase of $560,000 (26%) compared to that reported in the first quarter of fiscal year 2009. The increase is attributable to continued work on additional, larger professional services outsourcing awards during fiscal year 2010. Gross revenue for the National Security business segment for the first quarter of fiscal year 2010 was $2,048,000, a decrease of $362,000 (15%) compared to that reported for the first quarter of fiscal year 2009. The decrease is due to slower than expected personal protective suit sales, which we believe is primarily a timing issue and a decline in chemical laboratory testing work during the quarter.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Purchased services and materials decreased by $779,000 (6%) in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The decrease is attributable to the reduced chemical laboratory testing work and lower than anticipated protective suit sales during the first quarter of fiscal year 2010 in the Company’s National Security business segment as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,320,000 (16%) in the first quarter of fiscal year 2010 compared to that reported in the first quarter of fiscal year 2009. Approximately 40% of the increase is due to the business growth in the Professional Services business segment. The balance of the increase is due to additional costs required to support the U.S. based construction work and business growth initiatives in the telecommunications and green energy markets in the Program Management business segment.
     Gross profit for the first quarter of fiscal year 2010 was $2,353,000, a decrease of $825,000 (26%) compared to that reported in the first quarter of fiscal year 2009. The decrease is primarily due to the increased direct costs of services and overhead in the Program Management business segment along with the continued poor operating performance in the Compliance and Environmental business segment in the first quarter of fiscal year 2010.

	For the Three-Month Periods Ended
	September 25,	September 26,
	2009	2008

GROSS PROFIT
Program Management	$1,872	$2,287
Compliance and Environmental Programs	(52)	252
Professional Services	444	421
National Security	89	218

	$2,353	$3,178

     Gross profit for the Program Management business segment for the first quarter of fiscal year 2010 was $1,872,000, a decrease of $415,000 (18%) compared to that reported in the first quarter of fiscal year 2009. The decrease was due to the reduced international work as well as investments in the new business initiatives as mentioned above. Gross profit for the Compliance and Environmental business segment for the first quarter of fiscal year 2010 was a loss of $52,000, a decrease of $304,000 compared to that reported in the first quarter of fiscal year 2009. The decrease is due to the poor economic conditions creating severe budget constraints for our municipal clients. Gross profit for the Professional Services business segment for the first quarter of fiscal year 2010 was $444,000, an increase of $23,000 (5%) compared to that reported in the first quarter of fiscal year 2009. The increase is attributable to the increased gross revenue as mentioned above. Gross profit for the National Security business segment was $89,000, a decrease of $129,000 (59%) compared to that reported in the first quarter of fiscal year 2009. The decrease was due to delayed product shipments of personal protective equipment and reduced chemical laboratory testing work.
     Selling, general and administrative expenses decreased by $61,000 (3%) during the first quarter of fiscal year 2010 compared to that reported in the first quarter of fiscal year 2009. The decrease is primarily due to reduced discretionary spending during the quarter.
     Operating income for the first quarter of fiscal year 2010 was $378,000, a decrease of $764,000 (67%) compared to that reported for the first quarter of fiscal year 2009. The decrease is attributable to the reduced operating performance in the Program Management, Compliance and Environmental and National Security business segments during the first quarter of fiscal year 2010 as mentioned above.
     Interest income for the first quarter of fiscal year 2010 was $32,000, a decrease of $31,000 compared to that reported in the first quarter of fiscal year 2009. The decrease is due to lower interest rates on the Company’s cash balances held with the bank in the first quarter of fiscal year 2010.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on investments the Company was holding in FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS, yet rather than allow the fund the customary time to satisfy the margin call to the end of the day, UBS demanded the fund cover all calls and puts at high premiums or they would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund is pursuing legal action against UBS to cover its losses to which the Company will be a part of any such settlement. Arbitration is currently scheduled for February 2010.
     Income tax expense for the first quarter of fiscal year 2010 was $160,000, a $160,000 decrease from that reported in the first quarter of fiscal year 2009. The effective tax rates were 41% and 38% for the first quarter of fiscal year 2010 and 2009, respectively.
     Versar’s net income for the first quarter of fiscal year 2010 was $237,000 compared to $525,000 in the first quarter of fiscal year 2009. The decrease is attributable to the reduced operating performance in the Program Management, Compliance and Environmental and National Security business segments during the first quarter of fiscal year 2010.
Liquidity and Capital Resources
     The Company’s working capital as of September 25, 2009 was approximately $25,775,000, an increase of 1%. In addition, the Company’s current ratio at September 25, 2009 was 3.39, compared to 3.04 reported on June 26, 2009. The Company’s financial ratios have continued to improve during the first quarter of fiscal year 2010. Accounts receivables decreased by approximately $2 million primarily due to improved cash flow during the quarter.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the extended line of credit will be at prime less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of September 25, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants. In October 2006, the Company obtained a letter of credit of approximately $1.6 million under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit was reduced to $455,147 in January 2009. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at September 25, 2009 was approximately $7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in September 2010.
     The Company believes that its current cash balance of over $7.7 million along with anticipated cash flows from operations will be sufficient to meet the Company’s liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2010 are approximately $1,000,000, primarily for upgrades to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Related Estimates That Have a Material Effect on Versar’s Consolidated Financial Statements
     Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company’s consolidated financial position and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and in our annual report on Form 10-K filed for fiscal year 2009.
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
     Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05 (formerly SFAS 143, Accounting for Asset Retirement Obligation), the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $180,000 to $190,000 per year over the next 1 1/2 years. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 relating to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warranted it. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
     Share-based compensation: The Company records stock based compensation in accordance with the fair value provisions of ASC 718-10-1 (formerly SFAS No. 123R, “Share-Based Payment”). This statement requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
     There was no share-based compensation expense recorded during the first quarter of fiscal year 2009 and 2010 as all previously granted stock options were fully vested except 10,000 shares of non-qualified stock options which will vest based on the achievement of certain conditions are met, the Company will record the related expense.
     The Company also awarded 125,000 shares and 121,500 shares of restricted stock to directors and employees in fiscal years 2009 and 2008, respectively. In the first quarter of fiscal year 2010, the Company awarded 46,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year, and recorded compensation expense of $82,000 for the first quarter of fiscal year 2010.
     New accounting pronouncements: In June 2009, the FASB issued the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) codified in ASC 105. The Codification is now the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective with our first quarter of 2010, references to legacy GAAP will be replaced by references to the Codification, where appropriate.
     In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With multiple Deliverables, (“Issue 08-1”) which will supersede ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
     In September 2009, the FASB ratified the final consensus on EITF Issue 09-3, Software Revenue Recognition, (“Issue 09-3”) which will amend ASC 985-605 (formerly EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements). Issue 09-3 excludes from the scope of Issue 09-3 all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As such, the entire product would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25 (as amended by Issue 08-1)). The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 09-3 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 09-3 was issued as ASU

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
2009-14 in October 2009. The Company does not anticipate that ASU 2009-14 will have any impact on the Company’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 29, 2008. . The Company will adopt this guidance during the second quarter of fiscal year 2010, and does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance for the year ended June 26, 2009, which did not have any impact on our consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. The Company adopted this guidance for the quarter ended September 25, 2009, but it did not have an impact on its unaudited condensed consolidated financial statements. The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through November 6, 2009 for purposes of this report. No subsequent events were identified that required disclosure.
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
Item 4T — Controls and Procedures
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of fiscal year 2010, employees of the Company surrendered shares of common stock to the Company to pay the exercise price of stock options. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares that May
			Total Number of Shares	Yet Be
	Total Number	Average Price	Purchased as Part of	Purchased Under
	of Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs

September 1-30, 2009	64,363	$3.69	—	—

Total	64,363	$3.69	—	—
Item 6 — Exhibits
(a)	Exhibits

Exhibit No.	Description

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2009