Form 10-Q
period 2009-12-25
VERSAR INC
filed 2010-02-08
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 25, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center	22151
Springfield, Virginia

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 1, 2010

$.01 par value	9,244,027

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except share amounts)

	December 25,	June 26,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,463	$8,400
Accounts receivable, net	23,546	27,695
Notes receivable	1,214	200
Prepaid expenses and other current assets	1,649	1,007
Deferred income taxes	934	720

Total current assets	35,806	38,022

Property and equipment, net	2,664	2,348
Deferred income taxes	596	765
Goodwill	776	776
Other assets	794	683

Total assets	$40,636	$42,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,438	$7,405
Accrued salaries and vacation	1,918	1,959
Accrued bonus	444	1,358
Other liabilities	2,126	1,787

Total current liabilities	10,926	12,509

Other long-term liabilities	878	1,431

Total liabilities	11,804	13,940

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,319,635 shares and 9,193,635 shares issued; 9,134,969 shares and 9,074,300 shares outstanding	93	92
Capital in excess of par value	28,198	27,734
Retained earnings	1,552	1,615
Treasury stock (184,666 and 119,335 shares, respectively)	(948)	(706)
Accumulated other comprehensive loss	(63)	(81)

Total stockholders’ equity	28,832	28,654

Total liabilities and stockholders’ equity	$40,636	$42,594

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited — in thousands, except per share amounts)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008

GROSS REVENUE	$24,387	$27,967	$49,101	$52,965
Purchased services and materials, at cost	13,350	15,651	26,120	29,200
Direct costs of services and overhead	9,309	9,111	18,900	17,382

GROSS PROFIT	1,728	3,205	4,081	6,383

Selling, general and administrative expenses	2,238	2,198	4,213	4,234

OPERATING (LOSS) INCOME	(510)	1,007	(132)	2,149

OTHER EXPENSE
(Gain) loss on marketable securities	—	(7)	—	346
Interest (income)	(33)	—	(65)	(2)
Interest expense	9	74	22	21

(LOSS) INCOME BEFORE INCOME TAXES	(486)	940	(89)	1,784

Income tax (benefit) expense	(186)	375	(26)	695

NET (LOSS) INCOME	$(300)	$565	$(63)	$1,089

NET (LOSS) INCOME PER SHARE — BASIC	$(0.03)	$0.06	$(0.01)	$0.12

NET (LOSS) INCOME PER SHARE — DILUTED	$(0.03)	$0.06	$(0.01)	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,121	9,068	9,065	9,064

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,121	9,112	9,065	9,134

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Six-Month Periods Ended
	December 25,	December 26,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(63)	$1,089

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	509	496
Provision for doubtful accounts receivable	2	—
Loss on marketable securities	—	346
(Gain) loss on life insurance policy cash surrender value	(56)	143
Share based compensation	206	514
Deferred taxes	(45)	178
Excess tax benefits on share based compensation	(20)	—

Changes in assets and liabilities
Decrease (increase) in accounts receivable	4,151	(3,067)
Increase in prepaids and other assets	(717)	(303)
Decrease in accounts payable	(956)	(461)
(Decrease) increase in accrued salaries and vacation	(41)	149
Decrease in other liabilities	(1,121)	(2,079)

Net cash provided by (used in) operating activities	1,849	(2,995)

Cash flows used in investing activities
Purchase of property and equipment	(823)	(848)
Purchase of marketable securities	—	(3,000)
Proceeds from sale of marketable securities	—	2,654
Premium paid on life insurance policies	(22)	(37)
Investment in notes receivable	(950)	—

Net cash used in investing activities	(1,795)	(1,231)

Cash flows from financing activities
Proceeds from issuance of common stock	1	8
Purchase of treasury stock	(4)	(3)
Tax benefit on exercise of stock options	20	—

Net cash provided by financing activities	17	5

Effect of exchange rate changes	(8)	6

Net increase (decrease) in cash and cash equivalents	63	(4,215)
Cash and cash equivalents at the beginning of the period	8,400	11,938

Cash and cash equivalents at the end of the period	$8,463	$7,723

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$22	$22
Income taxes	1,111	1,469

Supplemental disclosures of non-cash financing activities:
Exercise of stock options	238	—
Acquisition of treasury stock	(238)	—
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
     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of December 25, 2009, and the results of operations for the six-month and three-month periods ended December 25, 2009 and December 26, 2008. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
     The Company has evaluated subsequent events through February 8, 2010, the date on which the financial statements were issued. Details on subsequent events are included in Note N of the financial statements.
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
(C) Contract Accounting
     Receivables related to contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.
(D) Income Taxes
     At December 25, 2009, the Company had approximately $1.5 million in deferred tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(E) Debt
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of December 25, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,147 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at December 25, 2009 was approximately $7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures September 30, 2010.
(F) Notes Receivable
     In June and July 2009, the Company provided interim debt financing of $400,000 to General Power Green Energy, LLC (GPC) to cover project start up costs. The project involves the construction of a green 25 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10% and is due on March 31, 2010 or upon completion of project financing, if earlier. In addition, Versar will provide the program management and construct the facility. Versar also received a 7.5% ownership interest in GPC in connection with providing the loan. The Company has not assigned a value to the 7.5% ownership interest due to the fact that GPC is in its developmental stage, and no value can be placed on the ownership interest at this time.
     In July 2009, the Company provided $750,000 of short term debt financing to Lemko Corporation to enable them to buy long lead telecommunication equipment for several upcoming projects. Lemko and Versar had earlier announced a joint initiative to pursue the rural broadband telecommunications market. The note bears an annual interest rate of 12% and is due on May 31, 2010. The note is secured by the equipment inventory purchased. The note also has a conversion feature to a senior convertible debenture, which was not exercised by December 2009, therefore, the original terms of the note continue to be in effect.
     The Company accounts for these debt security investments under the guidance of ASC 320 Investments — Debt and Equity Securities. These notes are classified as held-to-maturity debt securities due to their short term nature and the fact that the Company has the intent and ability to hold to maturity. Therefore, these securities are recorded at amortized cost and presented as current assets in the interim consolidated balance sheet.
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

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Weighted average common shares outstanding — basic	9,120,634	9,068,212	9,065,351	9,064,080
Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	—	44,221	—	69,632

Weighted average common shares outstanding — diluted	9,120,634	9,112,433	9,065,351	9,133,712

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     For the six months ended December 25, 2009 and December 26, 2008, options to purchase approximately 291,000 and 64,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended December 25, 2009 and December 26, 2008, options to purchase approximately 286,000 shares and 64,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
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
(I) Stock-Based Compensation
     In the first six months of fiscal year 2010, the Company awarded 67,000 shares of restricted stock to board members, executive officers and employees as part of the Company’s incentive plans for fiscal year 2009 performances. The awards vest over a period of one year to three years. Stock based compensation expense relating to all outstanding restricted stock and option awards totaled $206,000 and $514,000 for the six months ended December 25, 2009 and December 26, 2008, respectively. Stock based compensation expense for the three month periods ended December 25, 2009 and December 26, 2008 was $124,000 and $301,000, respectively. These expenses were included in the direct costs of services and overhead lines of the Consolidated Statements of Income.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of December 25, 2009, approximately 69,000 shares are available for future grant under the 2005 Plan.
     The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 2002 Plan, restricted stock and other types of stock-based awards may be granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. The ability to make awards under the 2002 Plan will terminate in September 2012. As of December 25, 2009, approximately 37,500 shares are available for future grant.
     Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 25, 2009, there were vested stock options to purchase 50,761 shares of common stock outstanding under the 1996 Plan.
     Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 25, 2009, there were vested stock options to purchase 83,500 shares of common stock outstanding under the 1992 Plan.
     A summary of activity under the Company’s stock incentive plans for both ISOs and un-qualified options as of December 25, 2009, and changes during the first six months of fiscal year 2010 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 26, 2009	542	$3.11
Granted	—	—
Exercised	(100)	2.38
Cancelled	(3)	2.63

Outstanding at December 25, 2009	439	$3.27	4.35 yrs.	$220

Exercisable at December 25, 2009	429	$3.16	4.22 yrs.	$262

     The intrinsic value of the 100,000 shares of option exercised during the first six months of fiscal year 2010 was approximately $131,500. As of December 25, 2009, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company’s stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $42,000 immediately when the pricing and service conditions of these options are met in the future.
(J) New Accounting Pronouncements
     In June 2009, the FASB issued the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). The Codification is now the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has superseded all then-existing non-SEC accounting and reporting standards. References to legacy GAAP on this report have been replaced by references to the Codification, where appropriate.
     In August 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability. The Company adopted the amended guidance effective October 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations.
     In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With multiple Deliverables, (“Issue 08-1”) which will supersede ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or restrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
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
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 29, 2008. The Company adopted this guidance during the second quarter of fiscal year 2010. The adoption of the amended guidance in ASC 820 did not have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance during the first quarter of fiscal year 2010, which did not have any impact on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. The Company adopted this guidance for the quarter ended September 25, 2009, but it did not have an impact on its unaudited condensed consolidated financial statements. The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in notes receivable, other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through February 8, 2010, the date these financial statements were issued. Details on subsequent events are included in Note N of the financial statements.
     In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. The adoption of ASC 805 did not affect the Company’s financial position or its results of operations during the first six months of 2010.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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
     The Company currently has four separate reporting units. Goodwill impairment is tested at the reporting unit level. All of the goodwill is associated with the Program Management business segment, and the Company determines the fair value of this reporting unit based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, or upon the occurrence of certain triggering events. No such triggering events occurred during the six months ended December 25, 2009. Historically, the fair value of the Program Management segment has significantly exceeded its carrying value.
     The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the six months ended December 25, 2009, there have been no triggering events associated with long lived assets and thus no impairment analysis was conducted during the period.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
     The Company recorded an asset retirement liability for the clean up of its chemical laboratory facility of $610,000 at fair value per the authoritative guidance for asset retirement obligations. The inputs for fair value of the asset retirement obligation were based on Level 3 inputs as data used for such fair value calculations are based on discounted cash flows which are not observable from the market, directly or indirectly.
(L) Other Current Liabilities
     Other current liabilities include the asset retirement obligation described above, accrued 401k benefits, accrued tax withholdings, lease liabilities, and miscellaneous accruals.
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
     Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008

GROSS REVENUE
Program Management	$15,462	$17,373	$31,865	$33,222
Compliance and Environmental Programs	3,407	5,411	6,932	9,972
Professional Services	3,130	2,784	5,868	4,962
National Security	2,388	2,399	4,436	4,809

	$24,387	$27,967	$49,101	$52,965

GROSS PROFIT(LOSS)(A)
Program Management	$1,308	$2,098	$3,180	$4,384
Compliance and Environmental Programs	(108)	369	(160)	622
Professional Services	485	388	929	809
National Security	43	350	132	568

	$1,728	$3,205	$4,081	$6,383

Selling, general and administrative expenses	(2,238)	(2,198)	(4,213)	(4,234)

OPERATING (LOSS) INCOME	$(510)	$1,007	$(132)	$2,149

(A)	Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Periods Ended
	December 25,	June 26,
	2009	2009
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$16,877	$19,531
Compliance and Environmental Programs	4,715	5,910
Professional Services	2,083	2,561
National Security	2,771	2,447
Corporate and Other	14,190	12,145

Total Assets	$40,636	$42,594

(N) Subsequent Events
     Acquisition of PPS: On January 5, 2010, the Company acquired all of the outstanding share capital of Professional Protection Systems, Ltd. (“PPS”), located in Milton Keynes, United Kingdom. PPS manufactures and sells proprietary personal protective equipment to the nuclear industry, including protective suites, decontamination showers and emergency shelters. The outstanding share capital of PPS was acquired by Versar’s newly formed subsidiary, GEOI 1, Ltd. The Company paid a purchase price for the outstanding share capital of PPS comprised of: (i) cash of $5.1 million, (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $940,000, payable over two years with an interest rate of 5% per annum, and (iii) issuance to one selling shareholder of 78,689 shares of common stock of Versar with a value as of the date of closing of $240,000. Certain of the selling shareholders are also entitled to contingent consideration through an earn-out provision calculated based on earnings before interest, taxes, depreciation or amortization of PPS for the 12-month period ending January 1, 2011. The purchase price is subject to certain post-closing adjustments based on certain target balance sheet items of PPS as of December 31, 2009.
     The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation herein is based on management’s preliminary assessment of the fair value of both the assets acquired and the liabilities assumed. The Company is in the process of finalizing the valuation of certain intangible assets, thus, the allocation of the purchase price is subject to further adjustment.

Current assets	$2,591,000
Property, plant, and equipment	750,000
Identifiable intangible assets	950,000
Goodwill	3,218,000

Total assets acquired	$7,509,000

Current liabilities	$679,000
Other noncurrent liabilities	—
Long term debt	—
Total liabilities assumed	$679,000

Net assets acquired	$6,830,000
     Of the $950,000 of acquired identifiable intangible assets, $400,000 was assigned to customer relationships (estimated useful life of 5 years) $450,000 was assigned to product approvals (estimated life of 3 years) and $100,000 was assigned to trade names (estimated life of 3 years). The valuation of these intangibles is not completed and these are preliminary estimates of the fair value of the intangible assets acquired.
     Third Quarter Fiscal Year 2010 Restructuring Charge: Due to the reduced business volume in Iraq, the continued delay of federal funding and severe budget shortfalls in our municipal markets across the country, the Company has experienced poor operating results in the first half of fiscal year 2010. As a result, the Company has taken significant steps to restructure its business and reduce the Company’s overall cost structure basis to balance its costs with the current and

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
anticipated business volume. It is anticipated that the cost reduction plan will reduce the Company’s overall cost structure by over $3.3 million on an annualized basis. The Company will record a one-time charge of approximately $650,000 in the third quarter of fiscal year 2010 primarily for personnel severance costs and the cost of select office closures.

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
Financial Trends
     During fiscal year 2009, continued government emphasis on funding of a number of international programs within the company’s core business, resulted in increases in gross revenues and gross profit in all of Versar’s business segments, except for the Company’s Compliance and Environmental business segment, which has been most significantly impacted by the declining U.S. economy. However, in the first half of fiscal year 2010, a number of the Company’s business segments experienced a decline in revenue and gross profit as a result of shifts in government spending and the continued impact of the weak economy on funding of projects in certain of the Company’s business segments. The negative impact of these funding shifts and continued delays in project funding accelerated during the second quarter of fiscal year 2010. Further, since fiscal year 2008, the Company has experienced a significant decline in work for the Air Force in Iraq. During fiscal year 2008, approximately 53% of the Company’s business volume related to reconstruction efforts in Iraq. The volume of this work began to decline during fiscal year 2009 and this decline accelerated during the first half of fiscal year 2010. As a result, this work comprised 51% and 30%, respectively, of the Company’s business volume in fiscal year 2009 and the first half of fiscal year 2010, respectively. The Company expects that the reconstruction efforts in Iraq will be significantly reduced during the remainder of fiscal year 2010 because of the reduced Air Force role in reconstruction work in Iraq. We currently anticipate a decrease in revenues related to work in Iraq during fiscal year 2010 of approximately $25 million compared to the Company’s revenues from Iraq in fiscal year 2009. To offset, in part, the loss of work in Iraq, the Company continues to follow funding shifts to Afghanistan attempting to maintain and expand its business there, which will help offset but not completely replace the expected reduction in revenues from Iraq.
     The Company experienced poor operating performance in the Compliance and Environmental business segment during the second quarter of fiscal year 2010 due to reduced municipal spending and delayed project work. Management expects to continue to face challenges in the Compliance and Environmental business segment for the rest of fiscal year 2010 as municipalities continue to face funding shortfalls due to current economic conditions. Therefore, the Company continues to take steps to further diversify its business to replace reduced or eliminated opportunities in Iraq and reduced municipality work in this business segment. The Company is focusing on U.S. based Base Realignment and Closure (BRAC) efforts, funding for which had been delayed as a result of the war in Iraq, as well as the expanded U.S. efforts in Afghanistan. Funding for BRAC work began to increase in fiscal year 2009 and we expect that funding of BRAC work worldwide will continue to increase during the remainder of fiscal year 2010. Versar is also focused on new initiatives in the rural broadband market, in the U.S., green energy development projects and programs providing engineering, design and construction support, and on further expanding our professional services, UXO capabilities, energy conservation and national security efforts to address cost constraints while effectively providing business solutions to meet our clients changing needs.
     Further, after the end of the second quarter, the Company implemented a cost reduction plan that is anticipated to reduce the company’s overall cost structure by over $3.3 million on an annualized basis. The cost reduction plan was designed to balance the Company’s costs with current and anticipated business volume.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment; and

•	Federal funding delays due to wars in Iraq and Afghanistan.
Results of Operations
Second Quarter Comparison of Fiscal Year 2010 and 2009

	For the Three-Month Periods Ended
	December 25,	December 26,
	2009	2008
GROSS REVENUE
Program Management	$15,462	$17,373
Compliance and Environmental Programs	3,407	5,411
Professional Services	3,130	2,784
National Security	2,388	2,399

	$24,387	$27,967

     Gross revenue for the second quarter of fiscal year 2010 was $24,387,000, a decrease of $3,580,000 (13%) from the second quarter of fiscal year 2009. Gross revenue in the Program Management business segment for the second quarter of fiscal year 2010 was $15,462,000, a decrease of $1,911,000 (11%) from that reported in the second quarter of fiscal year 2009. The decrease is due to reduced work in support of Iraq reconstruction efforts offset, in part, by $4,013,000 increase in construction and engineering work in the United States. Gross revenue in the Compliance and Environmental Programs business segment for the second quarter was $3,407,000, a decrease of $2,004,000 (37%) from the second quarter of fiscal year 2009. The decrease is due to budget shortfalls of state and municipal agencies resulting in a delay and deferral of projects and resulting decline in revenue in the Compliance and Environmental Programs business segments. Gross revenue in the Professional Services business segment for the second quarter of fiscal year 2010 was $3,130,000, an increase of $346,000 (12%) from the second quarter of fiscal year 2009. The increase is attributable to continuing work on larger professional services outsourcing awards received during fiscal year 2009. Gross revenue for the National Security business segment for the second quarter of fiscal year 2010 was $2,388,000, a decrease of $11,000 from the second quarter of fiscal year 2009. This slight decrease is attributable to delays in personal protective suit sales orders and laboratory sales as a result of the delayed authorization of the Defense department’s appropriation until late in December 2009.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Purchased services and materials decreased by $2,301,000 (15%) in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The decrease is attributable to lower subcontractor costs as a result of decreased business volume in the Program Management and National Security business segments as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $198,000 (2%) in the second quarter of fiscal year 2010 compared to the second quarter of 2009. The increase is primarily due to additional costs required to support business growth initiatives in the Program Management business segment relating to the United States based telecommunications and construction activity.
     Gross profit for the second quarter of fiscal year 2010 was $1,728,000, a decrease of $1,477,000 (46%) from the second quarter of fiscal year 2009. The decrease is primarily due to reduced revenue and profit margins in the Program Management, Compliance and Environmental Programs and National Security segments, as shown in the table below.

	For the Three-Month Periods Ended		Gross Profit (Loss) Margin (%)
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
GROSS PROFIT (LOSS)
Program Management	$1,308	$2,098	8.5%	12.1%
Compliance and Environmental Programs	(108)	369	(3.2%)	6.8%
Professional Services	485	388	15.5%	13.9%
National Security	43	350	1.8%	14.6%

	$1,728	$3,205	7.17%	11.5%

     Gross profit margin for the Program Management business segment for the second quarter of fiscal year 2010 was 8.5% compared to 12.1% for the same period of last fiscal year. The decrease was due to declining revenues in our Iraq work. The Compliance and Environmental Programs business segment suffered an operating loss during the second quarter of fiscal year 2010. This segment’s revenue was significantly impacted by the economic downturn of the domestic market resulting in labor utilization that was lower than anticipated. Gross profit margin for the Professional Services business segment improved to 15.5% for the second quarter of fiscal year 2010, compared to 13.9% for the second quarter of the prior fiscal year. Margins in the Professional Services business segment improved with the increase in gross revenues and less incremental costs. Gross profit margin for the National Security business segment in the second quarter of fiscal year 2010 was only 1.8% compared to 14.6% for the second quarter of the last fiscal year. This substantial decrease was attributable to the delay in personal protective suit sales and reduced chemical laboratory work. Approximately, $200,000 of the gross profit shortfall is attributable to the delayed suit orders and the balance with the reduced laboratory work.
     Selling, general and administrative expenses increased by $40,000 (2%) during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The increase is primarily due to increased business development activities related to efforts to further diversify our business base.
     Operating loss for the second quarter of fiscal year 2010 was $510,000, compared to operating income of $1,007,000 in the second quarter of fiscal year 2009. The decrease in operating income is attributable to lower gross revenue and gross profit as mentioned above.
     Interest income for the second quarter of fiscal year 2010 was $33,000 due to the accrued interest on the debt financing provided to General Power Green Energy and Lemko Corporation as discussed in footnote F. Interest expense for the second quarter of fiscal year 2010 was $9,000. The interest expense is attributable to the cost of financing the Company’s various insurance policies.
     Income tax benefit for the second quarter of fiscal year 2010 was $186,000 compared to income tax expense of $375,000 in the second quarter of fiscal year 2009. The income tax benefit for the second quarter of fiscal year 2010 was the result of the loss incurred. The effective tax rates for the second quarter of fiscal years 2010 and 2009 were 38% and 40%, respectively.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Versar’s net loss for the second quarter of fiscal year 2010 was $300,000 compared to a net income of $565,000 in the second quarter of fiscal year 2009.
Six Month Comparison of Fiscal Year 2010 and 2009

	For the Six-Month Periods Ended
	December 25,	December 26,
	2009	2008
GROSS REVENUE
Program Management	$31,865	$33,222
Compliance and Environmental Programs	6,932	9,972
Professional Services	5,868	4,962
National Security	4,436	4,809

	$49,101	$52,965

     Gross revenue for the first six months of fiscal year 2010 was $49,101,000, a decrease of $3,864,000 (7%) from the first six months of fiscal year 2009. Gross revenue in the Program Management business segment for the first six months of fiscal year 2010 was $31,865,000, a decrease of $1,357,000 (4%) from the first six months of fiscal year 2009. The decrease is due to decreased international work in support of the United States reconstruction efforts in Iraq offset in part by an increase in domestic construction management and engineering work. Gross revenue in the Compliance and Environmental Programs business segment for the first six months was $6,932,000, a decrease of $3,040,000 (30%) from the first six months of fiscal year 2009. The decrease is due to the weak environmental markets in the mid-west and west coast regions that negatively impacted our contract awards and gross revenue. Gross revenue in the Professional Services business segment for the first six months of fiscal year 2010 was $5,868,000, an increase of $906,000 (18%) from the first six months of fiscal year 2009. The increase is attributable to continuing work on larger professional services outsourcing awards that were received in the prior fiscal year. Gross revenue for the National Security business segment for the first six months of fiscal year 2010 was $4,436,000, a decrease of $373,000 (8%) from the first six months of fiscal year 2009. The decrease is attributable to lower chemical laboratory work and delays in personal protective suit sales.
     Purchased services and materials decreased by $3,080,000 (11%) in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. The decrease is attributable to the decrease in the Program Management business segment and in personal protective suit sales in the National Security business segment as mentioned above.
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $1,518,000 (9%) in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. The increase is primarily due to additional costs required to support business growth efforts in the Program Management and Professional Services business segments.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Gross profit for the first six months of fiscal year 2010 was $4,081,000, a decrease of $2,302,000 (36%) from the first six months of fiscal year 2009. The decrease is primarily attributable to reduced gross revenues and gross profit in the Program Management business segment, Compliance and Environmental Programs business segment and National Security business segments as shown in the table below.

	For the Six-Month Periods Ended		Gross Profit (Loss) Margin (%)
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
GROSS PROFIT (LOSS)
Program Management	$3,180	$4,384	10.0%	13.2%
Compliance and Environmental Programs	(160)	622	(2.3%)	6.2%
Professional Services	929	809	15.8%	16.3%
National Security	132	568	3.0%	11.8%

	$4,081	$6,383	8.3%	12.1%

     Gross profit margin for the Program Management business segment for the first six months of fiscal year 2010 was 10% compared to 13.2% for the first six months of fiscal year 2009. The decrease is attributable to the lower profitability in our reduced Iraq work and the lower gross revenue. The Compliance and Environmental Programs business segment suffered a loss of $160,000 for the first six months of fiscal year 2010 compared to the gross profit in the first six months of fiscal year 2009. The loss is due to the reduced gross revenues as mentioned above resulting from poor economic conditions and the lack of contract awards in the mid-west and west coast regions. Gross profit in the Professional Services business segment for the first six months of fiscal year 2010 was 15.8% compared to 16.3% for the first six months of fiscal year 2009. Gross profit margin in the National Security business segment for the first six months of fiscal year 2010 was 3% compared to 11.8% for the first six months of fiscal year 2009. The decrease is directly attributable to the reduced chemical laboratory work and personal protective suit sales. Approximately $300,000 of the shortfall was from anticipated margins from expected suit sales and the balance from the chemical laboratory shortfalls.
     Selling, general and administrative expenses decreased by $21,000 during the first six months of fiscal year 2010 compared to that reported in the first six months of fiscal year 2009.
     Operating loss for the first six months of fiscal year 2010 was $132,000, compared to the operating income of $2,149,000 in the first six months of fiscal year 2009. The poor performance is primarily attributable to the decreased gross revenue and gross profit as mentioned above.
     During the first quarter of fiscal year 2009, the Company recorded a $346,000 loss on marketable securities the Company was holding in the FISCO Income Plus Funds. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund itself. The fund has terminated its relationship with UBS and transferred the assets to a new custodian. The fund has indicated it will seek legal action against UBS to cover its losses. The Company will participate in any recovery from any such action.
     Interest income for the first six months of fiscal year 2010 was $65,000 due to the accrued interest on debt financing provided to General Power Green Energy and Lemko Corporation as discussed in footnote F. Interest expense for the first six months of fiscal year 2010 was $22,000. The interest expense is attributable to the cost of financing the Company’s various insurance policies.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Income tax benefit for the first six months of fiscal year 2010 was $26,000 compared to income tax expense of $695,000 in the first six months of fiscal year 2009. The tax benefit recorded in fiscal year 2010 was due to loss incurred in the first six months of fiscal year 2010. The effective tax rates for the first six months of fiscal years 2010 and 2009 were 29% and 39%, respectively.
     Versar’s net loss for the second quarter of fiscal year 2010 was $63,000 compared to net income of $1,089,000 in the second quarter of fiscal year 2009. The unfavorable result is primarily attributable to the poor operating performance in the Program Management, Compliance and Environmental and National Security business segments during the first six months of fiscal year 2010.
Liquidity and Capital Resources
     The Company’s working capital as of December 25, 2009 was approximately $24,880,000, a decrease of $633,000 from the working capital of $25,513,000 at June 26, 2009. The decrease in working capital was due to the classification as current of a former long-term obligation that is now due within the next twelve months period. The Company’s current ratio at December 25, 2009 was 3.27, compared to 3.04 reported on June 26, 2009. The Company’s financial ratios have continued to improve during the first six months of fiscal year 2010. Accounts receivable decreased by approximately $4 million primarily due to improved cash flow due to the decreased working capital requirements as a result of the reduced business volume during the first half of fiscal year 2010.
     The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $7.5 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $22.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of December 25, 2009, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,147 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at December 25, 2009 was approximately $7 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in September 30, 2010.
     The Company believes that its current cash balance of over $8.5 million along with anticipated cash flows from operations and availability under its line of credit will be sufficient to meet the Company’s liquidity needs for the remainder of the fiscal year. Expected capital requirements for fiscal year 2010 are approximately $1,000,000, primarily for upgrades to maintain the Company’s existing information technology systems. Such capital requirements and other funding needs will be funded through existing working capital and the line of credit.
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
     Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05 (formerly SFAS 143, Accounting for Asset Retirement Obligation), the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $190,000 to $200,000 per year over the next year. The current liability as of December 25, 2009 was $610,000. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known.
     Goodwill and other intangible assets: The carrying value of goodwill is approximately $776,000 relating to the acquisition of Versar Global Solutions, Inc., which is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warranted it. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. As disclosed in the Subsequent Events note to the financial statements included in this report, following the end of the second quarter of fiscal year 2010, the Company completed the PPS acquisition, using approximately $5.1 million of its existing working capital in payment of the purchase price. The Company is currently in the process of negotiating a second acquisition, which if terms are resolved to the Company’s satisfaction, is likely to close shortly after filing of this report. If the Company is able to complete this additional acquisition, it will require cash of approximately $2.1 million at closing. There can be no assurance that the company will be successful in negotiating this additional acquisition and that it will close on a timely basis, or at all.
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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     There was no share-based compensation expense recorded related to stock options during the first half of fiscal years 2009 and 2010 as all previously granted stock options were fully vested except 10,000 shares of non-qualified stock options. These options will vest based on the achievement of certain stated conditions, and the Company will record the related expense at that time.
     The Company awarded 125,000 shares of restricted stock to directors and employees in fiscal year 2009. During the first half of fiscal year 2010, the Company awarded 67,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year, and recorded compensation expense of $206,000 for the first six months of fiscal year 2010.
     New accounting pronouncements: In June 2009, the FASB issued the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). The Codification is now the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has superseded all then-existing non-SEC accounting and reporting standards. References to legacy GAAP in this report have been replaced by references to the Codification, where appropriate.
     In August 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 820, FairValue Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/ or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability. The Company adopted the amended guidance effective October 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations.
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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 29, 2008. The Company adopted this guidance during the second quarter of fiscal year 2010, the adoption of the amended guidance in ASC 820 did not have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the first quarter of fiscal year 2010, which did not have any impact on its consolidated financial statements.
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
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through February 8, 2010 for purposes of this report. See footnote N regarding disclosure of subsequent events.
     In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. The adoption of ASC 805 did not affect the Company’s financial position or its results of operations during the first six months of 2010.
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
Item 4 — Controls and Procedures
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
Item 1A — Risk Factors
     The risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 26, 2009, should be considered in conjunction with the other information set forth in this quarterly report on Form 10-Q.
     We recently completed the acquisition of PPS and are currently negotiating the acquisition of a second company. We intend to use reasonable efforts to identify other acquisition opportunities that would be of benefit to our Company and our stockholders. Such combinations will be accompanied by risks commonly encountered in acquisitions, such as risks related to the successful integration of the acquired business with existing businesses, the ability to realize any cost savings or synergies expected from the combination and the discovery post-closing of costs and liabilities not adequately covered by indemnification or other rights against the sellers. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, our ability to pursue our strategy and our operating results.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of fiscal year 2010, employees of the Company surrendered shares of common stock to the Company to pay taxes on vesting of restricted stock. The purchase price of the stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs

October 1-30, 2009	968	$3.92	—	—

Total	968	$3.92	—	—
Item 4 — Submission of Matters to a Vote of Stockholders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 18, 2009. The matters voted on at the Annual Meeting were as follows:
     (1) The Election of Directors
          The election of seven nominees to serve as directors of the Company was approved as indicated below:

	For	Withheld
Robert L. Durfee	6,349,707	777,605
James L. Gallagher	6,960,090	167,222
Amoretta M. Hoeber	6,962,198	165,114
Paul J. Hoeper	6,958,917	168,395
Amir A. Metry	6,966,037	161,275
Anthony L. Otten	6,965,869	161,443
Theodore M. Prociv	6,960,417	166,895
     (2) The appointment of Grant Thornton LLP as independent accountants for fiscal year 2010 was ratified as indicated below:

For	Against	Abstain
6,816,166	89,969	221,177
Item 6 — Exhibits
(a) Exhibits

Exhibit No.	Description

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 8, 2010