Form 10-Q
period 2010-03-31
VERSAR INC
filed 2010-05-10
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 26, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2010

$.01 par value	9,280,327

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except share amounts)

	March 26,	June 26,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,854	$8,400
Accounts receivable, net	26,511	27,695
Notes receivable	1,531	200
Inventory	1,001	—
Income tax receivable	1,740	—
Prepaid expenses and other current assets	2,441	1,007
Deferred income taxes	644	720

Total current assets	36,722	38,022

Property and equipment, net	3,184	2,348
Deferred income taxes	739	765
Goodwill	7,310	776
Intangible assets, net	1,000	—
Other assets	932	683

Total assets	$49,887	$42,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,845	$7,405
Accrued salaries and vacation	2,484	1,959
Accrued bonus	444	1,358
Other liabilities	5,090	1,787
Notes payable current	1,355	—

Total current liabilities	20,218	12,509

Notes payable — noncurrent	1,345	—
Other liabilities	868	1,431

Total long-term liabilities	2,213	1,431

Total liabilities	22,431	13,940

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,444,324 shares and 9,193,635 shares issued; 9,242,270 shares and 9,074,300 shares outstanding	94	92
Capital in excess of par value	28,447	27,734
Retained earnings	34	1,615
Treasury stock (202,054 and 119,335 shares, respectively)	(1,000)	(706)
Accumulated other comprehensive loss	(119)	(81)

Total stockholders’ equity	27,456	28,654

Total liabilities and stockholders’ equity	$49,887	$42,594

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited — in thousands, except per share amounts)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
GROSS REVENUE	$24,355	$31,851	$73,456	$84,816
Purchased services and materials, at cost	13,750	17,470	39,870	46,670
Direct costs of services and overhead	9,346	10,026	28,246	27,408

GROSS PROFIT	1,259	4,355	5,340	10,738

Selling, general and administrative Expenses	2,256	2,525	6,469	6,759
Other expense	1,269	—	1,269	—

OPERATING (LOSS) INCOME	(2,266)	1,830	(2,398)	3,979

OTHER EXPENSE/(INCOME)
(Gain) loss on marketable securities	—	(20)	—	326
Interest income	(41)	(1)	(106)	(3)
Interest expense	25	22	47	43

(LOSS) INCOME BEFORE INCOME TAXES	(2,250)	1,829	(2,339)	3,613

Income tax (benefit) expense	(733)	704	(759)	1,399

NET (LOSS) INCOME	$(1,517)	$1,125	$(1,580)	$2,214

NET (LOSS) INCOME PER SHARE — BASIC	$(0.16)	$0.12	$(0.17)	$0.24

NET (LOSS) INCOME PER SHARE — DILUTED	$(0.16)	$0.12	$(0.17)	$0.24

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,224	9,170	9,107	9,099

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,224	9,199	9,107	9,131

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Nine-Month Periods Ended
	March 26, 2010	March 27, 2009
Cash flows from operating activities
Net (loss) income	$(1,580)	$2,214

Adjustments to reconcile net income (loss) to net cash used in operating Activities
Depreciation and amortization	788	750
Provision for doubtful accounts receivable	100	125
Loss on marketable securities	—	326
(Gain) loss on life insurance policy cash surrender value	(203)	167
Stock based compensation	279	594
Deferred taxes	44	155
Excess tax benefits on share based compensation	—	(33)

Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,523	(9,539)
Increase in inventories	(113)	—
Increase in prepaids and other assets	(4,060)	(673)
Increase in accounts payable	3,147	905
Increase in accrued salaries and vacation	524	854
Increase (decrease) in other liabilities	1,087	(1,021)

Net cash provided by (used in) operating activities	1,536	(5,176)

Cash flows used in investing activities
Purchase of property and equipment	(1,124)	(1,102)
Payment for Advent, net of cash acquired	(498)	—
Payment for PPS, net of cash acquired	(4,380)	—
Purchase of marketable securities	—	(3,000)
Proceeds from sale of marketable securities	—	2,674
Premium paid on life insurance policies	(36)	(37)
Investment in notes receivable	(950)	—

Net cash used in investing activities	(6,988)	(1,465)

Cash flows from financing activities
Proceeds from issuance of common stock	1	48
Purchase of treasury stock	(56)	(128)
Tax benefit on exercise of stock options	—	33

Net cash used in financing activities	(55)	(47)

Effect of exchange rate changes	(39)	(2)

Net decrease in cash and cash equivalents	(5,546)	(6,690)
Cash and cash equivalents at the beginning of the period	8,400	11,938

Cash and cash equivalents at the end of the period	$2,854	$5,248

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$37	$43
Income taxes	1,416	1,501
Supplemental disclosures of non-cash financing activities:
Exercise of stock options	238	—
Acquisition of treasury stock for restricted shares	(238)	—
Supplemental disclosures of non-cash investing activities:
Issuance of notes payable for acquisition	2,690	—
Issuance of stock for PPS acquisition	240	—

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
     The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of March 26, 2010, and the results of operations for the nine-month and three-month periods ended March 26, 2010 and March 27, 2009. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
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
(D) Restructuring Charge
     During the third quarter of fiscal year 2010, the Company took a charge to earnings of $939,000. The $939,000 reserve is comprised of severance costs for 35 personnel of $789,000 and office closure and project wind down costs of approximately $150,000. Approximately, $470,000, $359,000 and $110,000 of the reserves were taken against the corporate general and administrative functions, the Compliance and Environmental Programs business segment, and the Program Management business segment, respectively. The effective date for the closing of the Arizona and Chicago offices was April 1, 2010.
(E) Acquisitions
     On January 5, 2010, the Company acquired all of the outstanding share capital of Professional Protection Systems, Ltd. (“PPS”), located in Milton Keynes, United Kingdom. PPS manufactures and sells proprietary personal protective equipment to the nuclear industry, including protective suites, decontamination showers and emergency shelters. The PPS worldwide distribution and manufacturing capability significantly increased Versar’s personal protective equipment business volume. The

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
outstanding share capital of PPS was acquired by Versar’s newly formed subsidiary, GEOI 1, Ltd. The Company paid a purchase price for the outstanding share capital of PPS comprised of: (i) cash of $5.1 million, (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $940,000, payable over two years with an interest rate of 5% per annum, and (iii) issuance to one selling shareholder of 78,689 shares of common stock of Versar with a value as of the date of closing of $240,000 on January 5, 2010. Certain of the selling shareholders are also entitled to contingent cash consideration through an earn-out provision calculated based on earnings before interest, taxes, depreciation and amortization of PPS for the 12-month period ending January 1, 2011. The Company estimated the fair value of the contingent earn-out liability to be $105,000 based on the projections and probabilities of reaching PPS’s business goals through January 2011.
     On March 18, 2010, the Company acquired Advent Environmental Inc., (“Advent”) headquartered in Charleston, South Carolina. Advent is a Department of Defense, full service environmental contractor with significant capabilities in Military Munitions Response Plans (MMRP) and Unexploded Ordinance (UXO) clean-up. The acquisition of Advent added significant strategic contract capacity to Versar, expanded our geographic presence to the Southeast United States, and added technical expertise in the MMRP/UXO arena.
     The Company paid a purchase price for all of the outstanding stock of Advent comprised of: (i) cash of $1.15 million, and (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $1.75 million, payable over two years with an interest rate of 5% per annum. The selling shareholders are also entitled to contingent consideration up to a maximum of $1.75 million through an earn-out provision calculated based on earnings before interest, taxes, depreciation or amortization of Advent for the 12-month period ending March 2011. The Company estimated the fair value of the contingent earn-out liability to be $100,000 based on the projections and probabilities of reaching Advent’s business goals through March 2011.
     The acquisitions were accounted for as purchases in accordance with the provisions of Accounting Standards Codification (ASC) 805, Business Combinations (formerly SFAS No. 141 (R)). The Company utilized its working capital in conjunction with notes and company stock to fund the acquisitions of PPS and Advent. The Company recorded the excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $4.4 million for PPS and $2.1 million for Advent. The Company believes that these two acquisitions will enable us to expand our markets globally and client base more broadly. The business synergies with the Company’s National Security and Compliance and Environmental Programs business segments enable the Company to operate more efficiently with the business synergies between the Companies. The Company has allocated approximately $500,000 each to the PPS and Advent customer relationships. The intangible assets will be amortized over five years. PPS was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore, the amortization of goodwill and intangible assets are deductible for tax purposes over a fifteen-year period. The goodwill associated with the Advent acquisition will not be tax deductible. The transaction costs to purchase these two companies was approximately $330,000 for legal, valuation and financial support, which were included in the other expense line in the Consolidated Statement of Operations.
     The results of operations for PPS and Advent since the acquisition dates are included in the Company’s Statement of Operations for the three-month and nine-month periods ended March 26, 2010. Revenue from PPS and Advent were approximately $934,000 and $104,000 respectively. Earnings (loss) for the same periods was approximately $58,000 and ($32,000) for PPS and Advent, respectively. Proforma data is impracticable to provide as both have not had a final accounting as of the end of March 2010. Due to the similarity of the business process and business environment, the Company has integrated PPS in the National Defense business segment while Advent was integrated in the Compliance and Environmental business segment.
     The purchase price allocation as reported below represents management’s estimates of the fair value on the acquisition date of PPS and Advent. Management is still in the process of refining the fair value of the assets and liabilities of the acquired entities. Management will engage an independent valuation firm to assist with the allocation of the purchase price of

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
the acquired entities. The final results, which should be completed by the end of fiscal year 2010, may differ from our preliminary purchase price allocations.

Professional Protection Systems, Ltd.
(In Thousands)
Cash	$720
Accounts receivable	460
Inventory	949
Property and equipment	493
Goodwill	4,397
Intangibles	500

Total assets acquired	7,519

Accounts payable	304
Other liabilities	830

Total liabilities assumed	1,134

Net assets acquired	$6,385

Advent Environmental, Inc.
(In Thousands)
Cash	$652
Accounts receivable	1,236
Prepaid and other assets	372
Goodwill	2,138
Intangibles	500

Total assets acquired	4,898

Accounts payable	1,573
Other liabilities	325

Total liabilities assumed	1,898

Net assets acquired	$3,000

     The Company incurred approximately $215,000 and $115,000 of transaction costs in the third quarter of fiscal year 2010 related to the acquisitions of PPS and Advent, respectively. The expenses are included in the Statement of Operations in the Other Expense line.
(F) Income Taxes
     At March 26, 2010, the Company had approximately $1.4 million in deferred tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. The effective tax rate for the three months and nine months of fiscal year 2010 and 2009 was 32% and 38%, respectively which differs from the statutory rate as a result of discrete items such as depreciation, deferred compensation, accruals, reserves, federal alternative minimum tax and foreign withholding taxes.
(G) Debt
     In March 2010, the Company modified its line of credit facility with United Bank to increase its aggregate borrowing capacity from $7.5 million to $10 million in anticipation of higher working capital requirements with the new acquisitions. The line of credit is subject to certain covenants related to the maintenance of financial ratios. As modified, these covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of March 26, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for the Company’s surety bonding provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at March 26, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures on September 30, 2010.
     As part of the PPS acquisition in January 2010, the Company issued $940,000 principal amount of notes payable, which are payable quarterly over a 2 year period and bears an interest rate of 5%. As part of the Advent acquisition in March 2010, the Company issued notes payable of $1,750,000 principal amount, which are payable quarterly over a 2 year period and bears an interest rate of 5%. These notes were presented on the Consolidated Balance Sheets as current and non-current notes payable.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(H) Notes Receivable
     In June and July 2009, the Company provided interim debt financing of $400,000 to General Power Green Energy, LLC (GPC) to fund certain GPC project start up costs. The project involves the construction of a 25 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10% and was originally due on March 31, 2010 or upon completion of project financing, if earlier. In addition, Versar will provide the program management services and purchase equipment and construct the facility. Versar also received a 7.5% ownership interest in GPC in connection with providing the loan. On May 4, 2010, the Company formally extended the term of the note to December 1, 2010 due to several bureaucratic delays to extend the sale of landfill gas from 7 to 25 years in order to make the project financeable. Furthermore, the Company increased the principal amount of the note to $550,000, which is also secured by the assets of the project. In exchange for an increase in amount of the loan and extension of the term, Versar’s ownership interest in GPC was increased from 7.5% to 20%. The Company has not assigned a value to the 20% ownership interest due to the fact that GPC is in its developmental stage, and no value can be placed on the ownership interest at this time.
     In July 2009, the Company provided $750,000 of short term debt financing to Lemko Corporation to enable them to buy long lead telecommunication equipment for several upcoming projects. Lemko and Versar had previously announced a joint initiative to pursue the rural broadband telecommunications market. The note bears an annual interest rate of 12% and is due on May 31, 2010. The note is partially secured by the equipment inventory purchased. The note also had a conversion feature to a senior convertible debenture. This feature was not exercised by the Company and expired on March 31, 2010, therefore, the original terms of the note continue in effect.
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
(I) Inventory
     As part of the Company’s acquisition of Professional Protection Systems, Ltd., (“PPS”) the Company acquired inventory as part of the transaction. Such inventory is recorded at the lower of purchase price or fair values. The Company’s inventory is recorded on a first-in first-out basis.
(J) Prepaids and Other Current Assets
     Other current assets include the renewal of the Company’s overall insurance program which covers an 18 month period for approximately $1.4 million.
(K) Intangible Assets
     During the third quarter of fiscal year 2010, the Company acquired the stock of PPS and Advent. The Company has estimated that the value of PPS’s customer relationships is approximately $500,000 and will amortize such costs over a 5 year period. With the acquisition of Advent, the Company has several large contract vehicles with the Air Force, Army and Navy to which Versar will now have access to along with Advent to perform work that would have otherwise had to be obtained indirectly, thus saving the Company money and providing more direct access to execute work. The Company has estimated the value of Advent’s customer relationships to be approximately $500,000 and will amortize this over a 5 year period, which is in line with the period of performance of these contracts.
(L) Other Current Liabilities
     Other liabilities include the renewal of the Company’s overall insurance program which covers an 18 month period for approximately $1.4 million, reserves taken in the third quarter balance of approximately $890,000 (see Note D) for estimated earn out requirements for the PPS and Advent acquisitions of approximately $205,000; and the chemical laboratory cleanup of $623,000 and approximately $1.9 million of other accrued expenses in the normal ordinary course of business for the Company.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(M) Net (Loss) Income Per Share
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

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Weighted average common shares outstanding — basic	9,224,425	9,169,668	9,106,784	9,099,276

Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	—	29,716	—	32,128

Weighted average common shares outstanding — diluted	9,224,425	9,199,384	9,106,784	9,131,404

     For the nine months ended March 26, 2010 and March 27, 2009, options to purchase approximately 300,000 and 64,000 shares of restricted common stock were omitted from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended March 26, 2010 and March 27, 2009, options to purchase approximately 270,000 shares and 64,000 shares of restricted common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
(N) Common Stock
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
(O) Stock-Based Compensation
     Stock-based awards are measured based on the grant date fair value of the award. Fifty percent of the stock vests on April 1, 2010 and the balance on June 30, 2011. Expense is recognized ratably over the vesting period. In the first nine months of fiscal year 2010, the Company awarded 77,000 shares of restricted stock to board members, executive officers and employees for promotions and as incentive awards. The awards vest over a period of one year to three years. Stock based compensation expense relating to all outstanding restricted stock and option awards totaled $279,000 and $594,000 for the nine months ended March 26, 2010 and March 27, 2009, respectively. Stock based compensation expense for the three month periods ended March 26, 2010 and March 27, 2009 was $69,000 and $80,000, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Consolidated Statements of Operations. At March 26, 2010, there were 38,832 shares of unvested restricted stock outstanding at a value of approximately $135,000, and will be expensed on a weighted average of 1.6 yrs.
     In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”,

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of March 26, 2010, approximately 59,000 shares are available for future grant under the 2005 Plan. There were no stock options awarded under the 2005 plan.
     The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
     Under the 2002 Plan, restricted stock and other types of stock-based awards may be granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. The ability to make awards under the 2002 Plan will terminate in September 2012. As of March 26, 2010, approximately 37,500 shares are available for future grant and 281,000 shares of vested stock options are outstanding.
     Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of March 26, 2010, there were vested stock options to purchase 50,761 shares of common stock outstanding under the 1996 Plan.
     Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of March 26, 2010, there were vested stock options to purchase 83,500 shares of common stock outstanding under the 1992 Plan.
     A summary of activity under the Company’s stock incentive plans for both ISOs and non-qualified options as of March 26, 2010, and changes during the first nine months of fiscal year 2010 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 27, 2009	542	$3.11
Granted	—	—
Exercised	(100)	2.38
Cancelled	(7)	3.48

Outstanding at March 26, 2010	435	$3.27	4.11 yrs.	$—

Exercisable at March 26, 2010	425	$3.15	3.84 yrs.	$—

     The intrinsic value of the 100,000 shares issued as a result of option exercised during the first nine months of fiscal year 2010 was approximately $131,500. As of March 26, 2010, there were unvested options to purchase approximately 10,000 shares outstanding under the plans. Vesting of these options is conditioned on the Company’s stock price reaching certain thresholds over a fixed period. The Company expects to recognize estimated compensation costs of $52,000 immediately when the pricing and service conditions of these options are met in the future.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(P) New Accounting Pronouncements
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
     In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With multiple Deliverables, (“Issue 08-1”) which supersedes ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company expects to implement ASU 2009-13 on June 26, 2010 and does not anticipate that adoption of ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after 2009. The Company adopted this guidance during the second quarter of fiscal year 2010. The adoption of the amended guidance in ASC 820 did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the first quarter of fiscal year 2010. Adoption of this guidance did not have any impact on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. The Company adopted this guidance for the quarter ended September 25, 2009, which adoption did not have an impact on its unaudited condensed consolidated financial statements. The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in notes receivable, other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these instruments.
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements.” The amendment did not have an impact to the Company.
     In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. The Company has adopted ASC 805 in the acquisitions of PPS and Advent during the third quarter of 2010.
(Q) Fair Value Measures
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
     The Company currently has four separate business segments. Goodwill impairment is tested at the reporting unit level. During this reporting period, goodwill is associated with the Program Management business segment, Professional Protection Systems, Inc. (“PPS”), which is part of the National Security business segment and Advent Environmental, Inc. (“Advent”), which is part of the Compliance and Environmental Programs business segment which were acquired in the third quarter of fiscal year 2010. The Company will determine the fair value of these business segments based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, or upon the occurrence of certain triggering events.
     The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the nine months ended March 26, 2010, there have been no triggering events associated with reporting units carrying long lived assets and thus no impairment analysis was conducted during the period.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(R) Business Segments
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
     These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. These segments have discrete financial information that is used by the Chief Operating decision-maker in allocating resources.
     The Program Management business segment manages larger more complex projects with business processes and management unique to the rest of the Company. The Compliance and Environmental Programs business segment which includes Advent, provides regulatory and environmental consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment which includes PPS, provides unique solutions to the federal government including testing and evaluation and personal protective solutions.
     Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
GROSS REVENUE
Program Management	$13,993	$21,580	$45,858	$54,314
Compliance and Environmental Programs	2,956	4,682	9,888	15,146
Professional Services	3,293	3,050	9,161	8,012
National Security	4,113	2,539	8,549	7,348

	$24,355	$31,851	$73,456	$84,816

GROSS PROFIT(LOSS)(A)
Program Management	$1,110	$3,515	$4,290	$7,986
Compliance and Environmental Programs	(284)	106	(444)	641
Professional Services	520	411	1,449	1,220
National Security	(87)	323	45	891

	$1,259	$4,355	$5,340	$10,738

Selling, general and administrative expenses	(2,256)	(2,525)	(6,469)	(6,759)
Other expense	(1,269)	—	(1,269)	—

OPERATING (LOSS) INCOME	$(2,266)	$1,830	$(2,398)	$3,979

(A)	Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Periods Ended
	March 26,	June 26,
	2010	2009
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$16,871	$19,531
Compliance and Environmental Programs	7,487	5,910
Professional Services	2,646	2,561
National Security	9,485	2,447
Corporate and Other	13,398	12,145

Total Assets	$49,887	$42,594

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Financial Trends
     During fiscal year 2009, continued government emphasis on funding of a number of international programs within the Company’s core business, resulted in increases in gross revenues and gross profit in all of Versar’s business segments, except for the Company’s Compliance and Environmental business segment, which has been most significantly impacted by the declining U.S. economy. However, in the first nine months of fiscal year 2010, a number of the Company’s business segments experienced a decline in revenue and gross profit as a result of shifts in government spending and the continued impact of the weak economy on funding of projects in certain of the Company’s business segments. The negative impact of these funding shifts and continued delays in project funding continued during the third quarter of fiscal year 2010. Further, since fiscal year 2008, the Company has experienced a significant decline in work for the Air Force in Iraq. During fiscal year 2008, approximately 53% of the Company’s business volume related to reconstruction efforts in Iraq and Afghanistan. The volume of this work began to decline during fiscal year 2009 and this decline accelerated during the first nine months of fiscal year 2010. As a result, this work comprised 57% and 39%, respectively, of the Company’s business volume in fiscal year 2009 and the first nine months of fiscal year 2010, respectively. The Company expects that the reconstruction efforts in Iraq will be significantly further reduced during the remainder of fiscal year 2010 because of the reduced Air Force role in reconstruction work in Iraq and currently expects that the reduction in revenues for fiscal year 2010, as a result of the loss of work in Iraq, will be approximately $23 million.
     The Company pursued many efforts to obtain additional revenues to offset this anticipated decline in revenues, yet was unable to do so.
     With the recent acquisitions of PPS and Advent, the Company expects to add an additional $15 to $20 million of annualized revenue to the Company’s business base and expects to do so on an accretive basis. The PPS acquisition will be included in the results of the National Security business segment and the Advent acquisition results will be included in the Compliance and Environmental business segment.
     As a result of the anticipated business decline discussed above, in January 2010, the Company implemented a cost reduction plan that will reduce the Company’s overall cost structure by over $3.3 million on an annualized basis. The cost reduction plan was designed to balance the Company’s costs with current and anticipated business volume. The Company recorded approximately $789,000 of severance costs for 35 employees as well as $150,000 to close two offices in Arizona and Chicago.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment;

•	Federal funding delays due to wars in Iraq and Afghanistan; and

•	Foreign exchange rate fluctuations.
Results of Operations
Third Quarter Comparison of Fiscal Year 2010 and 2009

	For the Three-Month Periods Ended
	March 26,	March 27,
	2010	2009
GROSS REVENUE
Program Management	$13,993	$21,580
Compliance and Environmental Programs	2,956	4,682
Professional Services	3,293	3,050
National Security	4,113	2,539

	$24,355	$31,851

     Gross revenue for the third quarter of fiscal year 2010 was $24,355,000, a decrease of $7,496,000 (24%) from the third quarter of fiscal year 2009. Gross revenue for the Program Management business segment for the third quarter of fiscal year 2010 was $13,993,000, a decrease of $7,587,000 (35%) from the third quarter of fiscal year 2009. The decrease was primarily due to anticipated reduced work in support of the Air Force’s Iraq reconstruction efforts. Gross revenue for the Compliance and Environmental Programs business segment for the third quarter of fiscal year 2010 was $2,956,000, a decrease of $1,726,000 (37%) from the third quarter of fiscal year 2009. The decrease in gross revenue was due to budget shortfalls for state and municipal agencies driven by the U.S. economic recession and resulting continuing delay and deferral of projects by these agencies. Gross revenue for the Professional Services business segment for the third quarter of fiscal year 2010 was $3,293,000, an increase of $243,000 (8%) over that reported in the third quarter of fiscal year 2009. The increase is due to continuing work under existing awards and additional outsourcing awards from the U.S. Army during the quarter. Gross revenue for the National Security business segment for the third quarter of fiscal year 2010 was $4,113,000, an increase of $1,574,000 (62%) over that reported in the third quarter of fiscal year 2009. Fifty-nine percent of the increase was from revenues attributable to PPS acquired in January 2010. The remaining balance of the increase is attributable to revenues from the $13 million Tooele contract awarded late in the second quarter of fiscal year 2010.
     Purchased services and materials decreased by $3,720,000 (21%) in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. The decrease is attributable to lower subcontractor costs as a result of the decreased gross revenues in the Program Management and the Compliance and Environmental business segments as mentioned above.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead decreased by $680,000 (7%) as a result of the reduced gross revenues as mentioned above in the Program Management and Compliance and Environmental business segments.
     Gross profit for the third quarter of fiscal year 2010 was $1,259,000, a decrease of $3,096,000 (71%) from the third quarter of fiscal year 2009. The decrease is primarily due to the reduced revenue and profit margin declines shown below in the Program Management, Compliance and Environmental Programs, and National Security business segments.

	For the Three-Month Periods Ended		Gross Profit (Loss) Margin (%)
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
GROSS PROFIT (LOSS)
Program Management	$1,110	$3,515	7.9%	16.3%
Compliance and Environmental Programs	(284)	106	(9.6%)	2.3%
Professional Services	520	411	15.8%	13.5%
National Security	(87)	323	(2.1%)	12.7%

	$1,259	$4,355	5.17%	13.7%

     Gross profit margin for the Program Management business segment for the third quarter of fiscal year 2010 was 7.9% compared to 16.3% for the same period last year. The decrease was due to the declining revenues in our Iraq title II work. The Compliance and Environmental Programs business segment for the third quarter continued to incur operating losses. This segment was largely impacted by the economic downturn in the U.S. domestic markets resulting in reduced billable work. As a result the Company took steps to balance its work force with the reduced levels of revenues as is further described below. Gross profit margin for the Professional Services business group was 15.8% for the third quarter of fiscal year 2010, compared to 13.5% for the third quarter of the prior fiscal year. The increase is due to improved margins with the increase in gross revenue and reduced incremental costs due to the increased business volume. The National Security business segment for the third quarter incurred operating losses resulting in a negative margin of 2.1% for the third quarter of fiscal year 2010 as compared to an operating profit margin of 12.7% in the third quarter of the prior fiscal year. The reduction in profitability is primarily due to reduced laboratory work as a result of required renovations to the laboratory facility as well as reduced personal protective equipment (PPE) orders with delays in the funding of several Department of Defense requirements, offset in part by gross profit margin of $6.2% on the PPS business.
     Selling, general and administrative expenses decreased by $269,000 (11%) in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. The decrease is primarily due to reductions in staffing as a result of the Company’s cost reduction plan introduced during the third quarter of fiscal year 2010.
     Other costs include expenses incurred due to the Company’s cost reduction plan and the costs incurred to acquire PPS and Advent during the third quarter of fiscal year 2010. The cost reduction plan costs include approximately $789,000 for severance costs and $150,000 for closing two of the Company’s offices. The cost reduction plan will reduce the Company’s overall cost structure by $3.3 million on an annualized basis. In addition, acquisition costs of $330,000 include outside legal, accounting, and other acquisition fees associated with the two acquisitions during the quarter.
     During the third quarter of fiscal year 2010, the Company incurred an operating loss of $2,266,000 as compared to operating income of $1,830,000 in the third quarter of fiscal year 2009. Approximately fifty-six percent of the loss is attributable to the restructuring costs incurred during the quarter to realign the Company’s cost structure as well as the costs associated with the two acquisitions made during the quarter. The balance of the reduction in operating income is due to the reduced performance in the Program Management business segment as well as the poor operating performance in the Compliance and Environmental and the National Security business segments during the quarter.
     Interest income was $41,000, which was associated with the two outstanding notes receivable of approximately $1,150,000.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Interest expense for financing the Company’s insurance plans increased by approximately $3,000 during the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009.
     Loss before taxes was $2,250,000 for the third quarter of fiscal year 2010 as compared to income before taxes of $1,829,000 in the third quarter of fiscal year 2009.
     Income tax benefit for the third quarter of fiscal year 2010 was $733,000 compared to income tax expense of $704,000 in the third quarter of fiscal year 2009. The income tax benefit for the third quarter of fiscal year 2010 was the result of the loss incurred during the quarter. The effective tax rates for the third quarter of fiscal year 2010 and 2009 were 33% and 38%, respectively.
     Versar’s net loss for the third quarter of fiscal year 2010 was $1,517,000 compared to net income of $1,125,000 in the third quarter of fiscal year 2009.
Nine Month Comparison of Fiscal Year 2010 and 2009

	For the Nine-Month Periods Ended
	March 26,	March 27,
	2010	2009
GROSS REVENUE
Program Management	$45,858	$54,310
Compliance and Environmental Programs	9,888	15,146
Professional Services	9,161	8,012
National Security	8,549	7,348

	$73,456	$84,816

     Gross revenue for the first nine months of fiscal year 2010 was $73,456,000, a decrease of $11,360,000 (13%) from the first nine months of fiscal year 2009. Gross revenue for the Program Management business segment for the first nine months of fiscal year 2010 was $45,858,000, a decrease of $8,456,000 (16%) from the first nine months of fiscal year 2009. The decrease was primarily due to anticipated reduced work in support of Iraq reconstruction efforts. Gross revenue for the Compliance and Environmental Programs business segment for the first nine months of fiscal year 2010 was $9,888,000, a decrease of $5,258,000 (35%) from the first nine months of fiscal year 2009. The decrease in gross revenues was due to budget shortfalls for state and municipal agencies driven by the continuing U.S. economic recession and a resulting delay and deferral of projects by these agencies. Gross revenue for the Professional Services business segment for the first nine months of fiscal year 2010 was $9,161,000, an increase of $1,149,000 (16%) over that reported in the first nine months of fiscal year 2009. The increase is due to continuing work under existing awards and additional outsourcing awards from the U.S. Army during the year. Gross revenue for the National Security business segment for the first nine months of fiscal year 2010 was $8,549,000, an increase of $1,201,000 (16%) over that reported in the first nine months of fiscal year 2009. Seventy-eight percent of the increase was from revenues attributable to PPS, acquired in January 2010. The remaining balance is revenues from the Tooele contract award awarded late in the second quarter of fiscal year 2010.
     Purchased services and materials decreased by $6,800,000 (15%) in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. The decrease is attributable to lower subcontractor costs as a result of the decreased gross revenues in the Program Management and the Compliance and Environmental business segments as mentioned above.
     Direct costs of services and overhead increased by $838,000 (3%) for the first nine months of fiscal year 2010. The increase is attributable to the costs of the operations of the two recently acquired businesses and investments in a telecommunication initiative in the Program Management business segment.
     Gross profit for the first nine months of fiscal year 2010 was $5,340,000, a decrease of $5,398,000 (50%) from the first nine months of fiscal year 2009. The decrease is primarily due to the reduced revenue and profit margin declines shown below in the Program Management, Compliance and Environmental Programs, and National Security business segments.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	For the Nine-Month Periods Ended		Gross Profit (Loss) Margin (%)
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
GROSS PROFIT (LOSS)
Program Management	$4,290	$7,986	9.4%	14.7%
Compliance and Environmental Programs	(444)	641	(4.5%)	4.2%
Professional Services	1,449	1,220	15.8%	15.2%
National Security	45	891	0.5%	12.1%

	$5,340	$10,738	7.3%	12.7%

     Gross profit margin for the Program Management business segment for the first nine months of fiscal year 2010 was 9.4% compared to 14.7% for the same period last year. The decrease was due to the declining revenues in our Iraq title II work. The Compliance and Environmental Programs business segment for the first nine months incurred operating losses. This segment was largely impacted by the economic downturn in the U.S. domestic markets resulting in reduced billable work. Gross profit for the Professional Services business group was 15.8% for the first nine months of fiscal year 2010, compared to 15.2% for the first nine months of the prior fiscal year. The increase is due to improved margins with the increase in gross revenue and less incremental costs. Gross profit for the National Security business segment was 0.5% for the first nine months of fiscal year 2010 as compared to 12.1% in the first nine months of the prior fiscal year. The reduction in profitability is primarily due to reduced laboratory work as a result of required renovations to the facility as well as reduced suit orders with delays in the funding of several department of defense requirements.
     Selling, general and administrative expenses decreased by $290,000 (4%) in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. The decrease is primarily due to reductions in staffing as a result of the implementation of the Company’s cost reduction plan during the third quarter of fiscal year 2010.
     Other costs include the cost of the Company’s cost reduction plan and the acquisition costs incurred to acquire PPS and Advent during the third quarter of fiscal year 2010. The cost reduction plan costs include approximately $789,000 for severance costs and $150,000 for the closing two of the Company’s offices. Acquisition costs of $330,000 include outside legal, accounting, and other acquisition fees associated with the two acquisitions during the quarter.
     During the first nine months of fiscal year 2010, the Company incurred an operating loss of $2,398,000 as compared to operating income of $3,979,000 in the first nine months of fiscal year 2009. Approximately fifty-three percent of the loss is attributable to the restructuring costs incurred during the third quarter to realign the Company’s cost structure as well as the costs associated with the two acquisitions made in the third quarter. The balance of the reduction in operating income is due to the reduced performance in the Program Management business segment as well as the poor operating performance in the Compliance and Environmental and the National Security business segments during the quarter.
     Interest income was $106,000, which was associated with the two outstanding notes receivable of approximately $1,150,000.
     Interest expense for the financing of the Company’s insurance policies increased by approximately $4,000 during the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.
     Loss before taxes was $2,339,000 for the first nine months of fiscal year 2010 as compared to income before taxes of $3,613,000 in the first nine months of fiscal year 2009.
     Income tax benefit for the first nine months of fiscal year 2010 was $759,000 compared to income tax expense of $1,399,000 in the first nine months of fiscal year 2009. The income tax benefit for the first nine months of fiscal year 2010 was the result of the loss incurred during the period. The effective tax rate for the three months and nine months of fiscal year 2010 and 2009 was 32% and 38%, respectively which differs from the statutory rate as a result of discrete items such as depreciation, deferred compensation, accruals, reserves, federal alternative minimum tax and foreign withholding taxes.
     Versar’s net loss for the first nine months of fiscal year 2010 was $1,580,000 compared to net income of $2,214,000 in the first nine months of fiscal year 2009.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
     The Company’s working capital as of March 26, 2010 was approximately $16,504,000, a decrease of $9,009,000 from the working capital of $25,513,000 at June 26, 2009. The decrease in working capital is primarily due to cash used for the costs associated with acquisitions during the quarter and the additional costs accrued to balance the Company’s cost structure during the third quarter of fiscal year 2010. The Company’s current ratio at March 26, 2010 was 1.82, compared to 3.04 reported on June 26, 2009.
     In March 2010, the Company modified its line of credit facility with United Bank to increase its aggregate borrowing capacity from $7.5 million to $10 million in anticipation of higher working capital requirements with the new acquisitions. The line of credit is subject to certain covenants related to the maintenance of financial ratios. As modified, these covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of March 26, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,147 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at March 26, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its subsidiaries. The line of credit matures in September 2010.
     The Company believes that anticipated cash flows from operations and availability under its line of credit will be sufficient to meet the Company’s liquidity needs for the remainder of the fiscal year. Expected capital requirements for the remainder of fiscal year 2010 are approximately $1,400,000, primarily due to the start up of a contract at Ft. Irwin and upgrades to maintain the Company’s existing information technology systems. Such capital requirements and other funding needs will be funded through existing working capital and the line of credit.
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
     Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05 (formerly SFAS 143, Accounting for Asset Retirement Obligation), the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $190,000 to $200,000 per year over the next year. The current liability as of March 26, 2010 was $623,000. The Company is rigorously pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known.
     Goodwill and other intangible assets: The carry value of goodwill has increased from $776,000 to $7.3 million during the third quarter of fiscal year. The Company recorded $4.4 million and $2.1 million of goodwill related to the PPS and Advent acquisitions, respectively which are included in the National Security and Compliance and Environmental business segments, respectively. Management is still in the process of refining the fair value of the assets and liabilities of the acquired entities. Management will engage an independent valuation firm to assist with the allocation of the purchase price of the acquired entities. The final results which should be completed by the end of fiscal year 2010, may differ from our preliminary purchase price allocation. The carrying value of goodwill relating to the acquisition of Versar Global Solutions, Inc., is approximately $776,000 which is part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warranted it. Should the financial performance of any business segment with goodwill not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations.
     Inventory reserves: The Company establishes inventory reserves for estimated obsolescence, spoilage or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.
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
     There was no share-based compensation expense recorded related to stock options during the first nine months of fiscal years 2009 and 2010 as all previously granted stock options were fully vested except 10,000 shares of non-qualified stock options. These options will vest based on the achievement of certain stated conditions, and the Company will record the related expense at that time.
     The Company awarded 125,000 shares of restricted stock to directors and employees in fiscal year 2009. During the first nine months of fiscal year 2010, the Company awarded 77,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year, and recorded compensation expense of $279,000 for the first nine months of fiscal year 2010. Stock based compensation expense for the third quarter of fiscal year 2010 was approximately $69,000.

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
     In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With multiple Deliverables, (“Issue 08-1”) which will supersede ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company expects to implement ASU 2009-13 on June 26, 2010 and does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FSP FAS 157-f). The guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 29, 2009. The Company adopted this guidance during the second quarter of fiscal year 2010. The adoption of the amended guidance in ASC 820 did not have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the first quarter of fiscal year 2010. Adoption of this guidance did not have any impact on its consolidated financial statements.
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
     Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements.” The amendment did not have an impact to the Company.
     In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. The Company has adopted ASC 805 in the acquisitions of PPS and Advent during the third quarter of 2010.
Impact of Inflation
     Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs are for a period of a year or less or are time and materials contracts with built in escalation and, accordingly, are less susceptible to the effects of inflation. Multi-year contracts include provisions for projected increases in labor and other costs.
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
     During the third quarter of fiscal year 2010, employees of the Company surrendered shares of common stock to the Company to pay taxes on vesting of restricted stock. The purchase price of the stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares that May
			Total Number of Shares	Yet Be
	Total Number	Average Price	Purchased as Part of	Purchased Under
	of Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1-31, 2010	2,324	$3.26	—	—
February 1-28, 2010	6,847	$3.00	—	—
March 1-26, 2010	8,217	$2.92	—	—

Total	17,388	$3.00	—	—

Item 6	- Exhibits
(a) Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated By-laws of Versar, Inc. (previously filed as exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 17, 2010 and incorporated by reference herein).

10.1	Separation and General Release Agreement between Theodore M. Prociv, PhD and Versar, Inc. effective March 29, 2010 (previously field as exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 1, 2010 and incorporated by reference herein).

10.2	Eighth Modification Agreement effective as of the 17th day of March 2010 by and between United Bank, Versar, Inc., Geomet Technologies, LLC, Versar Global Solutions, Inc., VEC Corp., Versar International, Inc., and Advent Environmental, Inc. (previously filed as exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 22, 2010 and incorporated by reference herein).

10.3	Stock Purchase Agreement dated as of March 17, 2010 by and among Versar, Inc., Advent Environmental, Inc., Jeffrey C. Smoak, Kenna E. Sellers, the Mark A. Sellers Revocable Life Insurance Trust, through Margaret Mitchum Spicher, Trustee and the Mark A. Sellers Revocable Life Insurance Trust, through Kenna A. Sellers, Trustee (previously filed as exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 22, 2010 and incorporated by reference herein).

Exhibit No.	Description

10.4	Share Purchase Agreement dated as of January 5, 2010 by and among Versar, Inc., GEOI 1 Ltd., Professional Protection Systems, Ltd., Stephen Nobbs, Mark Whitcher, Stephen Kimbell, Peter Holden, Timothy Clark, Jonathan Hambleton, Richard Brown, Simon Cuthbertson, Oliver Wright, Ingrid Sladden and the executors of the estate of Neil Bruce Cobb (previously filed as exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 8, 2010 and incorporated by reference herein).

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VERSAR, INC.
(Registrant)

By:	/s/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer and Director

By:	/s/ Lawrence W. Sinnott

Lawrence W. Sinnott
Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer
Date: May 10, 2010