Form 10-K
period 2010-06-25
VERSAR INC
filed 2010-09-23
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 25, 2010	No. 1-9309
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)
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
Yes       No   X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No   X
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
Yes       No   X
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

Large accelerated filer [ ]	Accelerated filter [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   X
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 24, 2009 was approximately $24,975,736.
The number of shares of Common Stock outstanding as of September 3, 2010 was 9,286,486.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1. Business
Forward-Looking Statements
          This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal or municipal governments to fund certain programs in which the Company participates; delays in project funding; loss of anticipated new contract vehicles either due to funding changes or competitive factors, and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Business Overview
          Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a project management company providing sustainable solutions to government and commercial clients in construction management, environmental services, munitions response, telecommunications and energy. Versar provides tailored and secure solutions in harsh environments and offers specialized abilities in rapid response, classified projects and hazardous material management. Our unwavering commitment to quality, safety and best value ensures the highest returns for our clients, shareholders and employees. Versar operates in four business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security.
          Fiscal year 2010 was difficult for the Company as it dealt with the anticipated wind down of approximately $24 million of work for the Air Force in Iraq. This was further compounded by a worsening economy in the United States that significantly reduced our municipal and commercial work. The Company pursued several business opportunities to offset this business downturn, but due to the lag time associated with the ramping up of these alternatives, it had to reduce its work force by ten percent and close two offices during the year in order to balance its costs with its revenues on a going forward basis.
          Due to the financial successes experienced in prior fiscal years, the Company’s balance sheet remained strong during fiscal year 2010. The Company was well positioned with its cash balance on hand to handle the business downturn and also be able to pursue merger and acquisition activity. The Company is focused on identifying additional complementary businesses to integrate with its existing four business segments to strengthen the Company’s overall depth and breadth in those business market areas.
          In January 2010, the Company acquired Professional Protection Systems, Ltd. (“PPS”), which is located in Milton Keynes, United Kingdom. PPS manufactures and sells personal protective equipment to the nuclear industry, including protective suits, decontamination showers, and emergency shelters. The acquisition of PPS will add approximately $5 million to Versar’s annual revenue base and enable the Company to cross sell Versar’s existing personal protective offerings along with PPS internationally. PPS has been integrated into the Company’s National Security business segment’s existing line of personal protective equipment for chemical and biological protection.
          In March 2010, the Company acquired Advent Environmental, Inc., (“Advent”) which is headquartered in Charleston, South Carolina. Advent is a full service Environmental contractor and has significant capabilities in Military Munitions Response Plans (MMRP) and Unexploded Ordinance (“UXO”) clean up. The acquisition of Advent will add approximately $12 million annually to Versar’s revenue base and will provide the Company with access to several new contract vehicles within the Department of Defense. Advent has been integrated into the Company’s Compliance and Environmental business segment.

          During fiscal year 2010, the Company was successful in winning a follow on contract with the U.S. Air Force Center for Engineering and Environment (“AFCEE”) as part of sixteen small business contractors for a $3 billion ID/IQ contract to provide environmental restoration, construction and services in support of the MMRP for AFCEE. Historically, the Company has performed more than $35 million of work for AFCEE under the predecessor contract. Also, the Company added additional contract capacity through the U.S. Army and the U.S. Environmental Protection Agency (“EPA”). This capacity includes a new five year $29.5 million contract with the U.S. Army Corps of Engineers to support the range clean up at Ft. Irwin, California, a $13 million contract in Tooele, Utah to destroy chemical munitions and a 5 year, $7 million contract with the EPA to support the EPA’s toxic and substances exposure and risk assessment programs.
          The combination of these new acquisitions and new contract vehicles provide for a stronger business base platform going into fiscal year 2011. The Company will continue to pursue additional contract and merger activities to further expand its business base and improve bottom line results.
          Program Management Business Segment: The Program Management business segment is the largest component of Versar’s business base. During fiscal year 2010, the Program Management business segment performed construction related services, as further discussed below in Iraq, Afghanistan, the United Arab Emirates, and the continental United States.
          These programs include our Air Force construction management and quality assurance work to support the rebuilding efforts in Iraq and Afghanistan and our personal services support contract with the U.S. Army Corps of Engineers. We also provide personnel to the U.S. Army to manage quality assurance on Army projects in Iraq, and infrastructure related construction work in the United States.
          Versar’s support for the Air Force construction programs in Iraq and Afghanistan continued in fiscal year 2010 resulting in approximately $39 million of revenue during the fiscal year. This continued work is a direct result of the Air Force’s commitment to a quality construction product that meets international construction standards. The Air Force program in Iraq reached completion in fiscal year 2010, however we will continue to support the U.S. Army in Iraq for the next one to two years. Work for the Air Force Title II services is increasing in Afghanistan, but is not at the same level of work that was being performed in Iraq and will not fully offset the decrease in revenues from Iraq. In August 2010, we received an award of a $17 million contract from the U. S. Army to provide 30 electricians in Iraq which will help reverse this shortfall. This contract has an additional year extension exercisable by the Army.
          In fiscal year 2009, the Company announced that its international subsidiary, Versar International, Inc., formerly VIAP, Inc. entered into a joint venture with Technical Resources International Limited (TRIL) to create a business venture to provide project and program management to private entities in the United Arab Emirates and other Gulf Cooperation Countries. The new Company, VIAP Technical Resources, Ltd which was originally 50% owned by Versar International and 50% by TRIL, performed approximately $1.6 million in gross revenues for commercial concerns in fiscal year 2010. The parties are currently in the process of revising the ownership structure to increase VIAP’s ownership percentage to 73%.
          Continental United States (CONUS) based construction work comprised approximately $20 million of Versar’s Program Management business segment revenue in fiscal year 2010 compared to $8 million in fiscal year 2009. Such services were primarily provided for various design, build and renovation projects throughout the United States. In fiscal year 2008, the Company, along with its partner Johnson Controls Federal Systems was awarded a construction and design build services contract from SATOC Air Force Civil Engineering Support Agency (AFCESA) to be performed around the world. The Company and Johnson Controls Federal Systems have jointly formed a 50/50 percent owned limited liability corporation to pursue this work. We anticipate this contract will continue to provide a strong business baseline for CONUS construction work for the foreseeable future. In fiscal year 2010, the CONUS based construction team diversified their business line to pursue government/military and commercial telecommunications and technologies in a joint relationship with Lemko Corporation (see Note E of the financial statements for more detail). The Company will continue to pursue other business opportunities to further expand and develop this line of work for telecommunication expansion, green energy initiatives, and various other infrastructure work in the North American hemisphere.

          Compliance and Environmental Programs Business Segment: Versar provides support for regulatory compliance programs involving air, water, cultural resources, chemical and transportation industries. The Company has supported the EPA for the past 25 years providing technical risk assessments for pollution prevention. Furthermore, the Company provides support to the U.S. Army Corps of Engineers and many local municipal entities to help with environmental compliance, biological assessments, and resource management.
          For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different projects. We have long term relationships with the EPA, National Oceanic and Atmospheric Administration (NOAA), and the United States Army Corps of Engineers (USACE). We have supported the state of Maryland in the assessment of the ecological health of the Chesapeake Bay for more than 20 years. Through our contracts with the Philadelphia and Wilmington Districts of the U.S. Army Corps of Engineers, Versar continues to help evaluate the marine life and how it is affected by the USACE dredging programs. We also assist several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs.
          This business segment and in particular the state and municipal market has been negatively affected by the United States economic downturn. With shrinking state and municipal budgets, municipal revenue streams have been significantly reduced and continued to impact this business segment in fiscal year 2010. We have engaged in several concurrent actions to address the business downturn, including cost reductions, office closings and aggressive marketing and pricing as well as shifted resources to follow the changing business markets. The addition of Advent’s capabilities and contract vehicles should help reverse the negative trend we have experienced for the past two years.
          Professional Services Business Segment: Versar provides onsite environmental management and professional services to over 20 Department of Defense (DoD) installations and industrial facilities. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core military mission. Versar’s Professional Services business segment has grown to over 100 professional and administrative onsite support staff and is focused on obtaining larger contract opportunities to further expand our client base as we did with contract wins in fiscal year 2008 at Ft. Lewis and the U.S. Army Mobile District Corps. This segment provides a cost-effective solution to our clients to meet and exceed their requirements and has continued its growth in fiscal year 2010 through follow on work and the strong reputation Versar has with our clients. This segment represented approximately 13% of the Company’s overall gross revenues in fiscal year 2010, and has grown revenues organically from $7 million to $12.6 million over the past four years. We continue to seek additional growth through obtaining larger contracts as well as through exploring acquisitions of complementary companies to integrate with our offerings. We believe the success of this business segment will be dependent on our providing cost effective services to our clients and maintaining our employee satisfaction to ensure retention of our experienced personnel.
          National Security Business Segment: Versar provides national security services primarily through the operations of our subsidiary GEOMET Technologies, LLC (“GEOMET”) and PPS. The National Security business segment operates in several defense markets:
          Personal Protection Equipment: GEOMET is a leader in developing, testing, and manufacturing personal protection equipment (PPE). GEOMET provides its Disposable Toxicological Agent Protective System (DTAPS®) Level B coverall chemical/biological protective suits, which were the first in the industry to be certified by the Safety Equipment Institute (SEI) to the National Fire Protection Association (NFPA) 1994, Class 2 standards. This certification, called the NFPA 1994, Standard on Protective Ensembles for Chemical/Biological Terrorism Incidents, helps fire and emergency services personnel select the proper personal protective equipment to use when conducting assessment, extrication, rescue, triage, and treatment operations at domestic terrorism incidents involving dual-use industrial chemicals. Current efforts involve developing and obtaining new product materials to be integrated into our business lines as well as new cooling vest garments to provide longer term solutions providing improved performance and substantial operational savings to our customers than existing technology.
          Chemical Testing Laboratory: GEOMET owns and operates the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention, which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing. Other laboratory services include evaluation of new chemical agent detection instrumentation, chemical agent decontamination and destruction techniques, site remediation/environmental cleanup support, analysis of environmental samples of air, soil, water, and sludge for the presence of chemical and biological agents and degradation products, and testing of personal protective systems for component survivability.
          GEOMET was selected to be the lead subcontractor; providing nuclear, chemical and biological test and evaluation services to the West Desert Test Center (WDTC) located on the U.S. Army Dugway Proving Ground (DPG), Utah. The prime contract is a cost plus fixed fee contract with a value of $285 million and a one-year base period of performance along with fourteen options and award terms, making the potential total contract period 15 years. Versar’s estimated portion of this contract is $30 million over the 15 year period of performance. We are currently in our eighth year under this contract with our teaming partner, Jacobs Engineering, and anticipate that our efforts will remain at 2010 levels in fiscal year 2011.
          Also, in fiscal year 2010 the Company added additional contract capacity through the U.S. Army. This capacity includes a new five year $29.5 million contract with the U.S. Army Corps of Engineers to support the range clean up at Ft. Irwin, California, and a $13 million contract in Tooele, Utah to destroy chemical munitions. Both of these high profile projects are key contract wins to further expand the Company’s capability in the handling of hazardous materials.
          See Note B to our Consolidated Financial Statements included herein for further financial information regarding our business segments.
Markets
          Versar’s services continue to evolve in response to clients’ changing needs. Our market opportunities are driven by our clients’ changing infrastructure requirements. The Company continues to focus on larger programs for government customers, developing long-term level of effort contracts to stabilize the Company’s business base, and on several new expanding markets such as rural telecommunications and energy development. The poor U.S. economy for the past two years has required the Company to adapt to changes in demand for its services, pricing pressure and lack of project funding, which may impact the Company’s profit margins in 2011 and the foreseeable future. Increased competition resulting from the decline in demand driven by economic conditions will put downward pressure on our margins; however, we are pursuing much larger volume programs with potentially higher margins to offset this pressure.
          The Company believes that reduced government capital budgets, unemployment, a weak financial market and deficit reduction pressures that affect increased government spending are our biggest near-term threats. Management believes that each business segment has the expertise to address the challenges raised by these national economic issues. Management further believes that Versar is well positioned in the professional services and national security sectors in the coming years. With the recent addition of rural telecommunications development, the Company will seek to provide turnkey network and tower solutions with rapid deployment for rural carriers in fiscal year 2011. These services combined with the services of our network solutions partner Lemko, may provide carriers with cost effective business solutions at substantial savings.
          The environmental marketplace, in our view, will remain highly competitive, as no major new regulatory requirements are expected to be enacted in the near future. Some of our federal sector customers are beginning to return to funding environmental projects, while municipal budgets continue to be constrained. Given the current economic and regulatory situation, we will continue to pursue those opportunities that can be performed profitably. We continue to pursue aggressively many new business opportunities and unlike most larger competitors, we have the ability to adapt our cost structure to address market pressures. Client satisfaction and providing cost effective, timely solutions to our clients will always be our focus.
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

Competition
          Versar continues to face substantial competition in each market in which we operate as our markets become more crowded and price sensitive. We expect this trend to continue and we will continue to diversify our business to improve our competitive standing. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size relative to many of the smaller, niche companies provides us with competitive advantage.
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
          Historically, we have targeted small business set aside opportunities in the federal marketplace under the North American Industry Classification System (NAICS) codes that provide opportunities for firms with fewer than 500 employees. While we currently are designated a small business and continue to seek these opportunities when appropriate, we believe that based on our growth strategy we will lose this status in fiscal year 2011 or 2012. While, if we do lose this status, we will no longer be able to participate in these programs directly, we will be able to continue to seek work on set-aside projects as a subcontractor to a prime that qualifies under the designation. We will continue to evaluate our contracting strategy together with our growth strategy to optimize the opportunities available to us within the competitive landscape.
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
          As of June 25, 2010, funded backlog for Versar was approximately $78 million, an increase of 37% compared to approximately $57 million as of June 26, 2009. Funded backlog increased by $13 million through the acquisitions of Advent and PPS with the remaining balance primarily due to the Tooele contract award to the National Security business segment.
          As of June 25, 2010, total contract backlog for Versar, including unfunded expected government task orders, was approximately $745 million, as compared to approximately $735 million as of June 26, 2009, an increase of approximately 1%.
Employees
          At June 25, 2010, Versar had approximately 450 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals. Seventy-four percent of the Company’s professional employees have a bachelor’s degree, twenty-three percent have a master’s degree, and three percent have a doctorate degree.
Item 1A. Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
          Contracts with agencies of the United States government and various state and local governments represented approximately 90% of our revenue in fiscal year 2010, with only 10% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:
•	a competitive procurement process with no guaranty of being awarded contracts;

•	dependence on congressional and state appropriations and administrative allotment of funds;

•	policies and regulations that can be changed at any time by Congress or a presidential administration;

•	competing political priorities and changes in the political climate regarding funding and operations of the services;

•	changes in and delays or cancellations of government programs or requirements;

•	government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and

•	many contracts with Federal government agencies require annual funding and may be terminated at the agency’s discretion.
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
          Our funded backlog was approximately $78 million as of June 25, 2010. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
          Our total contract backlog was $745 million as of June 25, 2010. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs and other business circumstances, will become funded backlog over the next five to seven years. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the actual revenue received from contracts and task orders.
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
Loss of our status as a “small business” may adversely affect our ability to compete for certain federal government contracts.
          Historically, we have been classified as a small business as determined by the Small Business Administration based upon the North American Industry Classification Systems (NAICS) and product specific codes which are regulated in the United States by the Small Business Administration. Such status, generally based on the number of employees, has enabled us to compete for federal contracts which are set aside for small businesses as a key element of our strategy. Based on our growth strategy, we anticipate that we may lose our designation as a small business in fiscal year 2011 or 2012. As a result of loss of this designation, we would not be able to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business. Further, we may be required to re-certify our small business status under existing contract awards periodically, and if unable to do so, could lose future work under such contract vehicles. As a result, the loss of small business status could adversely impact our ability to compete for certain government contracts and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under specific programs. As a result, we may be required to modify our competitive strategy going forward.
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
          The Company’s executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 47,222 square feet from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.

          As of June 25, 2010, the Company had under lease an aggregate of approximately 163,000 square feet of office, laboratory and manufacture space in the following locations: Springfield, Lynchburg, Richmond and Norfolk, VA; Fair Oaks, CA; Westminster, CO; Louisville, KY; Baltimore, Columbia, Gaithersburg and Germantown, MD; Charleston, SC; San Antonio, TX; Makati City, the Republic of Philippines; Milton Keynes, U.K. and Abu Dhabi, United Arab Emirates. The lease terms primarily range from two to six years with the exception of the Springfield and Lynchburg offices. Lease terms for these two offices expire in 2015 and 2020, respectively.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
          The current executive officers of Versar, and their ages as of September 10, 2010, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Anthony L. Otten	54	Chief Executive Officer

Jeffrey A. Wagonhurst	62	President

Lawrence W. Sinnott	48	Executive Vice President, Chief Financial Officer and Treasurer

J. Joseph Tyler	61	Senior Vice President, Director of Corporate Initiatives & Integration (CI2)

James C. Dobbs	65	Senior Vice President, General Counsel and Secretary

Gina L. Foringer	42	Senior Vice President, Professional Services Business Segment

Michael J. Abram	54	Senior Vice President and Chief Administrative Officer

Lee A. Staab	53	Senior Vice President and President, Versar International, Inc.

Jeffrey M. Moran	47	Senior Vice President, Compliance and Environmental Programs Segment

Peter J. Cooper	61	Senior Vice President, National Security Business Segment

Daniel J. Cummings	48	Senior Vice President, CONUS Based Program Management Business Segment
          Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (CEO) in February of 2010. Prior to becoming CEO, he had served on Versar’s Board of Directors for two years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2010, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a B.S. degree from MIT and a Masters in Public Policy from Harvard’s Kennedy School of Government.
          Jeffrey A. Wagonhurst, MBC, MBA, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead the business unit that is now our Program Management business segment. In May 2009, Mr. Wagonhurst was promoted to Executive Vice President, Program Management Group. In February 2010, Mr. Wagonhurst was promoted to President. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He commanded a Combat Engineer Brigade and Battalion during this period. He also served as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.
          Lawrence W. Sinnott, MBA, CPA, joined Versar in 1991 as Assistant Controller. In 1992, he became Corporate Controller. In 1993, he was elected Treasurer and Corporate Controller. In 1994, he became Vice President, Chief Financial Officer and Treasurer. In October 1999, he was elected Senior Vice President. In September 2005, he was elected Executive Vice President. He also served as Chief Operating Officer from September 2005 until February 2010. From 1989 to 1991, he was Controller of a venture capital company, Defense Group, Inc.

          J. Joseph Tyler, BS, MPA, PE joined Versar in March 2010 and was elected Senior Vice President for Corporate Initiatives and Integration. He concluded a 40 year career with the US Army Corps of Engineers in January 2010 when he retired as a member of the Senior Executive Service in the position of the Director of Military Programs in the Headquarters, US Army Corps of Engineers. He was promoted to the position of the Director in March 2008 from the position of Deputy Director. He was the Chief of the Program Integration/Management Division in the Headquarters from April 2001 until February 2006 when he became the Deputy Director. He held various technical, management and executive positions throughout the US Army Corps of Engineers in the US and overseas during his career.
          James C. Dobbs, J.D., L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. In October 1999, he was elected Senior Vice President. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.
          Gina L. Foringer, MBA, PMP joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 2003, she was elected Vice President of the Professional Services business segment. In April 2006, Ms. Foringer was elected Senior Vice President for Outsourcing and the Professional Services Group. Prior to joining Versar, Ms. Foringer served as a U.S. Army Transportation Officer. After leaving the Army, she worked for the Norfolk District, U.S. Army Corps of Engineers as an outsourced employee managing the Military Support Program.
          Michael J. Abram, BS, joined Versar in 2001 as Director of Acquisition Strategy. In 2002, he was appointed Vice President of the former Architect and Engineering Operations and in 2004 elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram became a Vice President of Versar supporting the former Infrastructure and Management Services segment which is now part of the Compliance and Environmental Programs business segment. He was elected Senior Vice President in September 2007 and promoted to Senior Vice President and Chief Administrative Officer in May 2009. Mr. Abram oversees the Company’s Mergers and Acquisitions, Strategic Planning, Investor Relations and Human Resource functions. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.
          Lee A. Staab, joined Versar in July 2008 as Vice President and Chief Operations Officer of Versar International. Additionally, he served as Country Manager for Versar operations in the United Arab Emirates. In January 2010, he was elected as Versar Senior Vice President and President of Versar International responsible for all of Versar’s International Programs. Mr. Staab concluded his 27 year career with the United States Army and retired in October 2006 as a colonel. His last assignment on active duty was as the Assistant Division Commander for the 24th Infantry Division at Fort Riley, Kansas. He also served as the Commander of the Europe District of the US Army Corps of Engineers and Executive Officer for the Assistant Secretary of the Army, Installations and Environment.
          Jeffrey M. Moran, PE, was elected a Senior Vice President for Versar’s Compliance and Environmental Programs business segment in May 2009. Mr. Moran brings more than 20 years of experience to Versar and most recently has worked in management positions for Tetra Tech from February 1992 to June 1995; Dewberry from June 1995 to June 2003 and Tetra Tech from June 2003 to May 2009. Mr. Moran has managed over $50 million in United States Army Corps of Engineer contracts. He is a Civil Engineer registered in the states of Maryland, Virginia and the District of Columbia. Mr. Moran is also active in the Society of American Military Engineers (SAME) where he has held various executive posts with the Northern Virginia Chapter and the Mid-Atlantic Region.

          Peter J. Cooper joined Versar in April 2008, and during the past fiscal year, re-established GEOMET’s revenue and profit in each of its core competencies: Laboratory Services, Personal Protective Equipment, and outsourced T&E service. Mr. Cooper has over 23 years experience in government manufacturing and developing international network of sales operations. Mr. Cooper has an HND in electrical engineering from the United Kingdom and has resided in the United States for the past 20 years. Prior to joining Versar, Mr. Cooper worked for TVI Corporation, an international supplier of personal protection products, from 2004 to 2008. From 2008 as SVP & GM of Geomet Technologies, he redirected the products group to commercial opportunities, the acquisition of PPS UK LTD being part of that strategy. Mr. Cooper supported the establishment of the direction into UXO and Chem demilitarization contract awards.
     Daniel J. Cummings, MS, PE, PMP, LEED AP joined Versar in January 2009 as Vice President of US Engineering and Construction Division. In September 2009 he was elected as Senior Vice President of US Engineering and Construction Group responsible for all Versar’s domestic Engineering and Construction. Mr. Cummings concluded his 26 year career with the U.S. Army and retired in January 2009 as a Colonel. His last assignment on active duty was as the Executive Director, Military Programs Directorate, Headquarters, U.S. Army Corps of Engineers. He also served as Deputy District Commander of Savannah District, USACE; Commander 84th Engineer Battalion, Schofield Barracks, Hawaii; and as Deputy Chief of Staff, G3/5/7 on the Army Staff in the Pentagon.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
          The Company’s common stock is traded on the NYSE Amex LLC, and was traded on the American Stock Exchange (AMEX) prior to its acquisition by NYSE Euronext, under the symbol VSR. At June 25, 2010, the Company had 978 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE Amex or AMEX, as applicable, during fiscal years 2010 and 2009 are presented below.

Fiscal Year 2010	High	Low
4th Quarter	$4.74	$2.90
3rd Quarter	3.90	2.53
2nd Quarter	4.71	2.90
1st Quarter	5.70	3.50

Fiscal Year 2009	High	Low
4th Quarter	$5.20	$2.25
3rd Quarter	4.62	2.07
2nd Quarter	4.35	2.26
1st Quarter	6.00	4.20
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
          The Company has established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar, Inc. and its affiliates. Currently, there are four stock option plans under which options remain outstanding, which were previously approved by the stockholders: the 2005 and 2002 Stock Incentive Plans, the 1996 Stock Option Plan, and the 1992 Stock Option Plan. The Company does not maintain any equity compensation plans not approved by stockholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)	(c)
	(a)
Equity compensation plans approved by security holders	419,000	$3.27	46,700

          During the last quarter of fiscal year 2010, employees of the Company surrendered shares of common stock to the Company to pay tax obligations due upon the vesting of restricted stock as reflected in the table below. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchase of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
			as Part of	Value) of Shares that
	Total Number	Average	Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
April 1-30, 2010	3,278	$3.40	—	—
May 1-31, 2010	779	$3.25	—	—
June 1-30, 2010	581	$3.00	—	—

Total	4,638	$3.22	—	—

     The following graph compares the cumulative 5-year total return provided shareholders on Versar, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of four companies that includes: Arcadis N.V., Michael Baker Corp., Ecology & Environment, Inc. and Matrix Service Company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group and the index on June 30, 2005 and its relative performance is tracked through June 30, 2010.

	6/05	6/06	6/07	6/08	6/09	6/10

Versar, Inc.	100.00	128.75	262.88	150.00	124.06	100.00
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
Peer Group	100.00	183.56	348.89	285.92	228.46	226.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data (unaudited)
          The selected consolidated financial data set forth below should be read in conjunction with Versar’s consolidated financial statements and notes thereto beginning on page F-2 of this report. The financial data is as follows:

	For the Years Ended
	June 25,	June 26,	June 27,	June 29,	June 30,
	2010	2009	2008	2007	2006
		(In thousands, except per share data)
Consolidated Statements of (Loss) income Related data:
Gross Revenue	$100,763	$112,196	$115,602	$102,726	$60,888
Gross Profit	6,011	14,480	13,788	10,822	6,354
Operating (Loss) income	(3,652)	5,604	5,491	4,153	681
(Loss) income from Continuing Operations	(2,294)	3,169	3,391	5,282	1,637
Loss from Discontinued Operations	—	—	—	—	(290)
Net (Loss) income	(2,294)	3,169	3,391	5,282	1,347
(Loss) income per share from Continuing Operations — Diluted	$(.25)	$.35	$.36	$.62	$.20
Loss per share from Discontinued Operations — Diluted	$—	$—	$—	$—	$(.04)
Net (Loss) income per share — Diluted	$(.25)	$.35	$.36	$.62	$.16
Weighted Average Shares Outstanding — Diluted	9,141	9,150	9,331	8,466	8,347

Consolidated Balance Sheet related data:

Working Capital	$15,330	$25,513	$22,271	$16,176	$9,119
Current Ratio	1.72	3.04	2.67	2.01	1.99
Total Assets	49,864	42,594	39,828	36,817	22,802

Stockholders’ Equity	$26,417	$28,654	$25,053	$19,422	$12,572

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Trends
          During fiscal year 2009, Versar’s business segments, other than the Compliance and Environmental business segment, experienced increases in gross revenues and gross profit because of continued government emphasis on funding of a number of international programs within the Company’s core businesses. During this period, Versar continued to benefit from work for the Air Force in Iraq, although it began to experience a decline in new work in Iraq during the second half of fiscal year 2009. As anticipated, reconstruction efforts in Iraq were significantly reduced during fiscal year 2010, because of the reduced Air Force role there resulting in significant declines in gross revenue and gross profit in the Company’s Program Management business segment. Since fiscal year 2008, reconstruction work in Iraq has declined from 53% of the Company’s business volume to 39% of volume during fiscal year 2010. To offset in part the loss of revenues from Iraq, the Company has continued to follow funding shifts to Afghanistan, attempting to maintain and expand its business there and has pursued acquisitions and other business opportunities to expand its core business base. While these efforts have led to the Company securing a contract to provide electricians in Iraq for the U.S. Army under which it anticipates approximately $17 million of revenue in fiscal year 2011 and additional work in Afghanistan which it believes will result in increased revenue of approximately $15 million in fiscal year 2011, the Company must continue to expand these efforts to fully replace the loss of revenues from Iraq.
          The Company’s Compliance and Environmental business segment has been most significantly impacted by the declining U.S. economy over the last two years. Management expects to continue to face challenges in fiscal year 2011 in the Compliance and Environmental business segment as municipalities continue to face funding shortfalls due to current economic conditions. Therefore, the Company continues to take steps to further diversify its business to replace reduced or eliminated opportunities in Iraq, as discussed above, and reduced municipality work in its Compliance and Environmental business segment. The Company has also taken staff reduction efforts and closed two offices to align costs with the current business realities. The Company continues to focus on U.S. based BRAC efforts, funding for which had been delayed as a result of the war in Iraq as well as the expanded U.S. efforts in Afghanistan. Funding for BRAC work began to increase in fiscal year 2010 and we expect that funding of BRAC work worldwide will continue to increase during fiscal year 2011. Versar is also focused on new initiatives in the rural broadband market in the U.S., and on green energy development projects and programs providing engineering, design and construction support, and on further expanding the Professional Services and National Security business segments to address cost constraints while effectively providing business solutions to meet our clients changing needs.
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
Results of Operations
          Versar’s gross revenue for fiscal year 2010 totaled $100,763,000, a $11,433,000 (10%) decrease compared to gross revenue of $112,196,000 for fiscal year 2009. Gross revenue for fiscal year 2009 decreased by $3,406,000 (3%) compared to the results for fiscal year 2008.

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
		(In thousands)
GROSS REVENUE
Program Management	$57,826	$71,526	$68,896
Compliance and Environmental Programs	17,271	19,649	30,429
Professional Services	12,637	11,476	8,101
National Security	13,029	9,545	8,176

	$100,763	$112,196	$115,602

          Gross revenue in the Program Management business segment for fiscal year 2010 was $57,826,000, a decrease of $13,700,000 (19%) from that reported in fiscal year 2009. A majority of the decrease is attributable to the winding down of our efforts in support of the U.S. Air Force in Iraq, which was in part offset by increased construction work in the United States. Gross revenue for the Program Management business segment for fiscal year 2009 was $71,526,000, an increase of $2,630,000 (4%) over that reported in fiscal year 2008. The increase is attributable to additional efforts performed to support the U.S. Army in Iraq and construction management services being performed in the United Arab Emirates. Gross revenues for the Compliance and Environmental business segment for fiscal year 2010 were $17,271,000, a decrease of $2,378,000 (12%) from that reported in fiscal year 2009. The decrease in gross revenues came primarily from reduced municipal and state and local business activity due to reduced municipal and state budgets and continued changes in spending priorities in those markets as a result of poor economic conditions throughout the fiscal year. Gross revenue for the Compliance and Environmental business segment for fiscal year 2009 was $19,649,000, a decrease of $10,780,000 (35%) from that reported in fiscal year 2008. Approximately 80% of the decrease was due to the decreased work for municipal aquatic facilities as a result of the economic downturn and significantly reduced real estate values impacting municipal capital expenditure budgets. The balance of the reduction was due to our other state and local clients feeling similar budget constraints in the poor economic climate. Gross revenue for the Professional Services business segment for fiscal year 2010 was $12,637,000, an increase of $1,161,000 (10%) over that reported in fiscal year 2009. Gross revenue for the Professional Services business segment for fiscal year 2009 was $11,476,000, an increase of $3,375,000 (42%) over that reported in fiscal year 2008. The increases in both periods are attributable to additional professional services work obtained from the U.S. Army to provide additional personnel in support of their missions. Gross revenues for the National Security business segment for fiscal year 2010 was $13,029,000, an increase of $3,484,000 (37%) over that reported in fiscal year 2009. Approximately forty-five percent of the increase in gross revenues is attributable to the additional revenues attributed to PPS since its acquisition in January 2010. The remaining balance of the increase is attributable to additional revenue from the Tooele chemical weapon decommissioning project won during fiscal year 2010. Gross revenue for the National Security business segment for fiscal year 2009 was $9,545,000, an increase of $1,369,000 (17%) over that reported in fiscal year 2008. The increase is due to increased sales of personal protective equipment as well as increased chemical laboratory testing during fiscal year 2009.
          Purchased services and materials, primarily subcontractors, in fiscal year 2010 were $55,378,000, a decrease of $5,205,000 (9%) from that reported in fiscal year 2009. Purchased services decreased primarily due to

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the lower subcontracted costs as a result of the decrease in gross revenues in Iraq. In fiscal year 2009, purchased services and materials decreased by $7,924,000 (12%) from that reported in fiscal year 2008. The decrease is primarily due to the reduction in aquatic facility work in the Compliance and Environmental business segment in fiscal year 2009 as a result of the economic and real estate downturn.
          Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs and services and overhead increased by $2,236,000 (6%) in fiscal year 2010 compared to that reported in fiscal year 2009. The increase is attributable to the costs associated with the increased gross revenues in the National Security and Professional Services business segments in fiscal year 2010. Direct costs of services and overhead in fiscal year 2009 increased by $3,826,000 (11%) compared to that reported in fiscal year 2008. The increase is attributable to the Company’s changes in business mix resulting in increased staffing and the associated overhead costs primarily in the Professional Services and National Security business segments.
          Gross Profit for fiscal year 2010 was $6,011,000, a decrease of $8,469,000 from that reported in fiscal year 2009. Gross profit in fiscal year 2009 increased by $692,000 (5%) over that reported in fiscal year 2008.

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
		(In thousands)
GROSS PROFIT (LOSS)
Program Management	$4,002	$10,467	$9,398
Compliance and Environmental Programs	(375)	884	2,390
Professional Services	2,018	1,734	1,290
National Security	366	1,395	710

	$6,011	$14,480	$13,788

          Gross profit for fiscal year 2010 in the Program Management business segment was $4,002,000, a decrease of $6,465,000 (62%) from that reported in fiscal year 2009. Gross profit in fiscal year 2009 for the Program Management business segment increased by $1,069,000 (11%) over that reported in fiscal year 2008. Eighty-five percent of the reduction in gross profit in fiscal year 2010 is due to the winding down of our work in Iraq for the Air Force and the associated higher margins on this work. The balance of the shortfall in gross profit was due to project losses due to poor project management in the Company’s CONUS based construction operations during fiscal year 2010. Gross profit for fiscal year 2009 increased by $1,069,000, primarily due to additional personnel support in Iraq during the year. Gross profit for the Compliance and Environmental business segment experienced an operating loss for fiscal year 2010 of $375,000, a decrease of $1,259,000 compared to operating income of $884,000 in fiscal year 2009. Gross profit for fiscal year 2009 was $884,000, a decrease of $1,506,000 from that reported in fiscal year 2008. This business segment has been significantly impacted by the global recession and the decline in the U.S. real estate market. In fiscal year 2009, this business segment lost approximately $9 million of business associated with the aquatic construction and renovation markets and the associated robust margins. This pressure continued into fiscal year 2010, with continued financial pressure on our municipal and state and local markets. As such, the Company took steps in the third quarter of fiscal year 2010 to reduce costs to balance the reduced business volume for this business segment, which returned to be profitable in the fourth quarter of fiscal year 2010. Gross profit for the Professional Services business segment for fiscal year 2010 was $2,018,000, an increase of $284,000 (16%) over that reported in fiscal year 2009. Gross profit for the Professional Services business segment for fiscal year 2009 was $1,734,000, an increase of $444,000(34%) over that reported in fiscal year 2008. The increases in gross profit in the Professional Services business segment were due to increased gross revenues during the past two years as a result of continued aggressive business development activities in this segment and the provision of superior performance to our clients to ensure continuity of service for now and in the future. Gross profit in the National Security business segment for fiscal year 2010 was $366,000, a decrease of $1,029,000 (74%) from that reported in fiscal year 2009. Gross profit in the National Security business segment for fiscal year 2009 was

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
$1,395,000, an increase of $685,000 (96%) over that reported in fiscal year 2008. The decrease in profit in fiscal year 2010 was primarily due to the costs associated with the upgrading and required facility maintenance of the chemical facility laboratory along with delayed sales of personal protective equipment as a result of budget constrains in the U.S. Federal market.
          Selling, general and administrative expenses for fiscal year 2010 were $8,651,000, a decrease of $225,000 (3%) from that in fiscal year 2009. Selling, general and administrative expenses in fiscal year 2009 increased by $579,000 (7%) from that reported in fiscal year 2008. The decrease in fiscal year 2010 is due to the cost reduction efforts taken during the year to balance costs with the reduced business volume. The increase in fiscal year 2009 was associated with increased business development efforts along with increased Sarbanes Oxley compliance costs.
          Other costs include expenses associated with the Company’s cost reduction plan and the acquisition costs incurred to acquire PPS and Advent during the third quarter of fiscal year 2010. The cost reduction plan expenses include approximately $592,000 for severance costs and $90,000 for the closing of two of the Company’s offices. The cost reduction plan will reduce the Company’s overall cost structure by $3.3 million on an annualized basis. Acquisition costs of $330,000 include outside legal, accounting, and other acquisition fees associated with the two acquisitions during the third quarter.
          The operating loss for fiscal year 2010 was $3,652,000, a decrease of $9,256,000 from the $5,604,000 operating income reported in fiscal year 2009. Operating income for fiscal year 2009 was $5,604,000, an increase of $113,000 (2%) over that reported in fiscal year 2008. The significant decrease in operating income for fiscal year 2010 was primarily due to the Company’s inability to replace the lost revenues in Iraq in the Company’s Program Management business segment, along with the decline in business due to severe budget constraints faced by the Company’s municipal and state and local clients in the Compliance and Environment business segments.
          During fiscal year 2009, the Company recorded a $328,000 loss on marketable securities that the Company was holding with FISCO Income Plus Fund. The FISCO fund received an immediate demand margin call from its broker, UBS. Rather than allow the fund the customary time to satisfy the margin call at the end of the day, UBS demanded the fund cover all calls and puts at high premiums immediately or indicated it would take control of the fund and start liquidating the fund. The fund has terminated its relationship with UBS and has taken steps to cover its losses. The Company has participated in any recovery available from such action to date, but anticipates that it will recover no more than 10% of the loss. The Company has liquidated its remaining assets from marketable securities and now holds them in depository accounts with its primary bank due to the volatile nature of the market.
          Interest income for fiscal year 2010 was $143,000, which was associated with two outstanding loans to GPC and Lemko as intermediate financing support for two company initiatives in the green energy and telecommunications markets. (See Note E to the financial statements.)
          Interest expense for fiscal year 2010 was $104,000, an increase of $68,000 from fiscal year 2009. The increase in interest is attributable to the costs associated with capital leases, interest on the notes to PPS and Advent sellers, and the financing of insurance premiums during the year as well as the short term utilization of the Company’s line of credit in the second half of fiscal year 2010.
          Income tax benefit for fiscal year 2010 was $1,319,000, compared to income tax expense of $2,071,000 reported in fiscal year 2009. The tax benefit is attributable to operating losses experienced during fiscal year 2010 to which the Company anticipates it will be able to carry back to prior fiscal years to obtain refunds for taxes paid. The effective taxes rates for fiscal years 2010, 2009 and 2008 are (36%), 40%, and 40%, respectively. The decreased effective tax rate in fiscal year 2010 was due to discrete tax items and book versus tax expense variance.
          In summary, Versar’s net loss for fiscal year 2010 was $2,294,000 compared to net income of $3,169,000 in fiscal year 2009 and $3,391,000 in fiscal year 2008. The reduction in net income is primarily due to the reduction in Iraq revenues in the Program Management business segment, reduced municipal and state and local revenues in the Compliance and Environmental business segment, the cost reduction efforts taken in the third quarter of fiscal year 2010, and additional costs associated with the facility upgrades in the chemical laboratory facility.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
REVENUE CLIENT BASE
          Versar provides professional services to various industries, serving government and commercial clients. A summary of revenue generated from the Company’s client base is as follows:

	For the Years Ended
	June 25, 2010		June 26, 2009		June 27, 2008
			(In thousands)
Government
EPA	$1,725	2%	$1,891	2%	$2,399	2%
State & Local	4,928	5%	8,589	7%	16,236	14%
Department of Defense	78,022	77%	92,583	83%	88,245	76%
Other	6,180	6%	2,576	2%	3,657	3%
Commercial	9,908	10%	6,557	6%	5,065	5%

Gross Revenue	$100,763	100%	$112,196	100%	$115,602	100%

Liquidity and Capital Resources
          The Company’s working capital as of June 25, 2010 was approximately $15,330,000, a decrease of $10,183,000. In addition, the Company’s current ratio at June 25, 2010 was 1.72 compared to 3.04 from the prior fiscal year. The decrease in working capital and in tangible net worth is directly attributable to the acquisition of PPS in January and Advent Environmental in March of this fiscal year and the operating losses experienced this year.
          In March 2010, the Company modified its line of credit facility with United Bank to increase its aggregate borrowing capacity from $7.5 million to $10 million in anticipation of higher working capital requirements with the new acquisitions. The modification also reduced the minimum tangible net worth requirement and revised certain letter of credit and fee provisions of the credit facility. The line of credit is subject to certain covenants related to the maintenance of financial ratios. As modified, these covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Borrowing rates at fiscal years 2010, 2009 and 2008 were 3.5%, 2.75% and 4%, respectively. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 25, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,147 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at June 25, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures September 30, 2010, which is currently in the process of being extended another year at similar terms. Management expects the line to be renewed.
          As a part of the acquisitions of PPS and Advent, the Company financed a portion of the acquisition through seller notes of approximately $2.7 million of which $1.4 million is due in fiscal year 2011 and approximately $1 million due in fiscal year 2012. The Company anticipates the cash flows from the newly acquired entities will cover such obligations in the foreseeable future.
          The Company believes that with its current cash balance of over $1.5 million along with anticipated cash flows from operations, and the pending extension of the Company’s line of credit that working capital will be sufficient to meet the Company’s liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2011

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
are approximately $750,000, primarily for upgrades to maintain the Company’s existing information technology systems. Such capital requirements will be funded through existing working capital.
          As part of the Company’s diversification and expansion efforts, in fiscal year 2009 and fiscal year 2010 the Company provided short term financing to two business partners to help accelerate those business opportunities. See footnote E, Notes Receivable, of the financial statements for further details.
Contractual Obligations
          At June 25, 2010, the Company has short-term and long-term obligations of approximately $15,351,000, including short-term obligations of approximately $5,049,000 which will become due over the next twelve months in fiscal year 2011. The Company has contractual obligations primarily related to lease commitments and notes payable related to its acquisitions of PPS and Advent. The table below specifies the total contractual payment obligations as of June 25, 2010.

Contractual		Less than	1-3	4-5	After 5
Obligations	Total Cost	1 year	Years	Years	Years
(In thousands)

Operating lease obligations	$10,853	$2,491	$4,503	$3,341	$518
Capital lease obligations	753	59	126	139	429
Notes payable to sellers	2,471	1,412	1,059	—	—
Notes payable — insurance premium	944	944	—	—	—
Estimated interest obligations	330	143	79	46	62

Total contractual cash Obligations	$15,351	$5,049	$5,767	$3,526	$1,009

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
          Net deferred tax asset: The Company has approximately $1.5 million in net deferred tax assets as of June 25, 2010. As a result of the net loss incurred in fiscal year 2010, the Company has established deferred tax assets to utilize the net operating loss to carry back or carry forward in amended or future tax returns. The Company anticipates that future profitable operating years will enable the Company to fully utilize those assets
          Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 25, 2010 are fully realizable.
          Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. The Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be approximately $90,000 to $100,000 over the next six months. The Company is pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known. At June 25, 2010, the Company has accrued approximately a $636,000 long-term liability to clean up the chemical laboratory.
          Goodwill and other intangible assets: The carrying value of goodwill prior to the 2010 acquisitions is approximately $776,000 relates to the acquisition of Versar Global Solutions, Inc., purchased in fiscal year 1998 and is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and would test more often if events and circumstances warranted it. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $9.2 million on an enterprise value basis by a substantial margin. Should the Program Management business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.
          In fiscal year 2010, the Company acquired PPS, Ltd and Advent Environmental, Inc. As part of the acquisition of PPS, the Company recorded approximately $3 million of goodwill. PPS has now been fully integrated into the National Security business segment. As part of the acquisition of Advent, the Company recorded approximately $2 million of goodwill. Advent has now been fully integrated into the Compliance and Environmental business segment. Both of these acquisitions will be subject to a goodwill impairment analysis during fiscal year 2011.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
          As part of the acquisitions of PPS and Advent, the Company recorded intangible assets of $1,312,000 and $677,000, respectively. The intangible assets for PPS are primarily related to technology based intangible assets and customer related and marketing related intangible assets. The intangible assets for Advent are primarily related to customer related intangibles and marketing related intangible assets. The intangible assets for PPS and Advent are amortized over a 7 year and 5 year period, respectively. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. (See Note H of the financial statements)
          Share-based compensation: The Company records stock based compensation to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
          As of June 25, 2010, outstanding options to purchase common stock under the plans were substantially vested except for options to purchase 10,000 shares of common stock, which will vest based on the achievement of market and service conditions.
          The Company also awarded 77,000 shares, 123,000 shares and 121,500 shares of restricted stock to directors and employees in fiscal years 2010, 2009 and 2008, respectively. Share-based compensation expense related to the restricted stock was $318,000, $693,000 and $807,000 for fiscal years 2010, 2009 and 2008, respectively.
          New accounting pronouncements: In August 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability. The Company adopted the amended guidance during the second quarter of 2010. The adoption did not have a material impact on the Company’s financial condition and results of operation.
          In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With Multiple Deliverables, (“Issue 08-1”) which supersedes ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company implemented ASU 2009-13 on June 26, 2010. The adoption of ASU 2009-13 will not have any impact on the Company’s financial condition or results of operations.
          In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the first quarter of fiscal year 2010. Adoption of this guidance did not have any impact on its consolidated financial condition and results of operations.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
          Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements.” The Company evaluated events occurring subsequent to the balance sheet date and found that during this period it did not have any subsequent events impacting the Company’s consolidated financial statements.
          In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. The Company has accounted for its acquisitions of PPS and Advent during the third quarter of 2010 in accordance with ASC 805. Transaction costs associated with the acquisition of PPS and Advent were expensed as incurred and approximated $330,000. The Company also accrued an estimated earn out liability of $542,500.
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

          Controls and Procedures
          Disclosure Controls and Procedures
          Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 25, 2010, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 25, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.
          Based on our assessment, management has concluded that, as of June 25, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

          Attestation Report of the Independent Registered Public Accounting Firm
          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.
          Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant
          Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2010 fiscal year end and is incorporated herein by reference.
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
Item 11. Executive Compensation
          Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2010 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
          Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2010 fiscal year.

Item 13. Certain Relationships and Related Transactions
          Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2010 fiscal year.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2010 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements:
          The consolidated financial statements and financial statement schedules of Versar, Inc. and Subsidiaries are filed as part of this report and begin on page F-1.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 25, 2010 and June 26, 2009

c)	Consolidated Statements of Operations for the Years Ended June 25, 2010, June 26, 2009, and June 27, 2008

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 25, 2010, June 26, 2009 and June 27, 2008

e)	Consolidated Statements of Cash Flows for the Years Ended June 25, 2010, June 26, 2009, and June 27, 2008

f)	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
          a) Schedule II — Valuation and Qualifying Accounts for the Years Ended June 25, 2010, June 26, 2009 and June 27, 2008
          All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or note thereto.
(3) Exhibits:
          The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 32 through 34 of this report.

Exhibit Index

Item No.	Description	Reference

3.1	Restated Articles of Incorporation of Versar, Inc. filed as an exhibit to the Registrant’s Registration Statement on Form S-1 effective November 20, 1986 (File No. 33-9391)	(A)

3.2	Second Amended and Restated By-laws of Versar, Inc.	(AG)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.11	Executive Tax and Investment Counseling Program	(A)

10.105	4P Architect-Engineering Contract dated March 14, 2003	(W)

10.107	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(W)

10.113	2002 Stock Incentive Plan*	(Y)

10.114	Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv*	(Z)

10.115	Form of Stock Option Agreement*	(Z)

10.116	Air National Guard Contract dated July 6, 2005	(Z)

10.117	2005 Stock Incentive Plan	(AA)

10.123	Modification Agreement of the Revolving Commercial Note, dated September 24, 2007, between Registrant and United Bank	(AB)

10.124	Amendment to Employment Agreement dated February 8, 2005 between Versar, Inc. and Theodore M. Prociv, September 25, 2007*	(AB)

10.125	Amended and Restated Change of Control Severance Agreements dated March 17, 2008 between the Registrant and each of Lawrence W. Sinnott, James C. Dobbs, Paul W. Kendall, Michael Abram and Jeffrey A. Wagonhurst (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Change of Control Severance Agreement entered into with each of the individuals listed above).*	(AC)

10.128	Form of Indemnification Agreement*	(AE)

10.129	Share Purchase Agreement dated as of January 5, 2010 by and among Versar, Inc., GEOI 1 Ltd., Professional Protection Systems, Ltd., Stephen Nobbs, Mark Whitcher, Stephen Kimbell, Peter Holden, Timothy Clark, Jonathan Hambleton, Richard Brown, Simon Cuthbertson, Oliver Wright, Ingrid Sladden and the executors of the estate of Neil Bruce Cobb.	(AH)

Item No.	Description	Reference

10.130	Eighth Modification Agreement effective as of the 17th day of March 2010 by and between United Bank, Versar, Inc., Geomet Technologies, LLC, Versar Global Solutions, Inc., VEC Corp., Versar International, Inc., and Advent Environmental, Inc.	(AI)

10.131	Stock Purchase Agreement dated as of March 17, 2010 by and among Versar, Inc., Advent Environmental, Inc., Jeffrey C. Smoak, Kenna E. Sellers, the Mark A. Sellers Revocable Life Insurance Trust, through Margaret Mitchum Spicher, Trustee and the Mark A. Sellers Revocable Life Insurance Trust, through Kenna A. Sellers, Trustee.	(AI)

10.132	Separation and General Release Agreement between Theodore M. Prociv, PhD and Versar, Inc. effective March 29, 2010.	(AJ)

21	Subsidiaries of the Registrant**	40

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	41

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14**	42

31.2	Certifications by Lawrence W. Sinnott, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14**	43

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 25, 2010 by Anthony L. Otten, Chief Executive Officer**	44

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 25, 2010 by Lawrence W. Sinnott, Exec. Vice President, Chief Financial Officer and Treasurer**	45

*	Indicates management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K. All other exhibits were previously filed.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 filed with the Commission on September 28, 1987.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(AB)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(AC)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated April 2, 2008 filed with the Commission on April 4, 2008.

(AD)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated February 2, 2009 filed with the Commission on February 6, 2009.

(AE)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated May 6, 2009 filed with the Commission on May 11, 2009.

(AF)	Incorporated by reference to the exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 26, 2009 filed with the Commission on September 24, 2009.

(AG)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report filed with the Commission on February 17, 2010.

(AH)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on January 8, 2010.

(AI)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on March 22, 2010.

(AJ)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on April 1, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 23, 2010	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper Paul J. Hoeper	Chairman and Director	September 23, 2010

/S/ Anthony L. Otten Anthony L. Otten	Chief Executive Officer	September 23, 2010

/S/ Lawrence W. Sinnott Lawrence W. Sinnott	Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 23, 2010

/S/ Theodore M. Prociv Theodore M. Prociv	Director	September 23, 2010

/S/ Robert L. Durfee Robert L. Durfee	Director	September 23, 2010

/S/ James L. Gallagher James L. Gallagher	Director	September 23, 2010

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 23, 2010

/S/ Amir A. Metry Amir A. Metry	Director	September 23, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries as of June 25, 2010 and June 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 25, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of June 25, 2010 and June 26, 2009 and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

McLean, Virginia September 23, 2010	/S/ Grant Thornton

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except share and per share amounts)

	June 25,	June 26,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,593	$8,400
Accounts receivable, net	26,807	27,695
Inventory	1,293	133
Notes receivable, current	1,146	200
Prepaid expenses and other current assets	2,449	874
Deferred income taxes	904	720
Income tax receivable	2,339	—

Total current assets	36,531	38,022

Notes receivable, non-current	187	—
Property and equipment, net	3,970	2,348
Deferred income taxes	619	765
Goodwill	5,758	776
Intangible assets, net	1,885	—
Other assets	914	683

Total assets	$49,864	$42,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,422	$7,405
Accrued salaries and vacation	2,091	1,959
Accrued bonus	424	1,358
Other current liabilities	3,877	1,334
Notes payable current	2,387	453

Total current liabilities	21,201	12,509

Notes payable, non-current	1,059	—
Other long-term liabilities	1,187	1,431

Total liabilities	23,447	13,940

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,467,324 shares and 9,193,635 shares issued; 9,258,617 shares and 9,074,300 shares outstanding	95	92
Capital in excess of par value	28,474	27,734
(Accumulated deficit) retained earnings	(679)	1,615
Treasury stock, at cost (208,707 and 119,335 shares, respectively)	(1,021)	(706)
Accumulated other comprehensive loss	(452)	(81)

Total stockholders’ equity	26,417	28,654

Total liabilities and stockholders’ equity	$49,864	$42,594

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
GROSS REVENUE	$100,763	$112,196	$115,602
Purchased services and materials, at cost	55,378	60,583	68,507
Direct costs of services and overhead	39,374	37,133	33,307

GROSS PROFIT	6,011	14,480	13,788

Selling, general and administrative expenses	8,651	8,876	8,297
Other expense	1,012	—	—

OPERATING (LOSS) INCOME	(3,652)	5,604	5,491

OTHER EXPENSE/(INCOME)
Loss on marketable securities	—	328	—
Interest income	(143)	—	(173)
Interest expense	104	36	—

(LOSS) INCOME BEFORE INCOME TAXES	(3,613)	5,240	5,664

Income tax (benefit) expense	(1,319)	2,071	2,273

NET (LOSS) INCOME	$(2,294)	$3,169	$3,391

NET (LOSS) INCOME PER SHARE — BASIC	$(0.25)	$0.35	$0.38

NET (LOSS) INCOME PER SHARE — DILUTED	$(0.25)	$0.35	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,141	9,123	8,932

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,141	9,150	9,331

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
Years Ended June 25, 2010, June 26, 2009, and June 27, 2008
							Accumu-
							lated
				(Accumu-			Other
			Capital in	Lated			Compre-	Total
			Excess	Deficit)			hensive	Stock-
	Common Stock		of Par	Retained	Treasury		Income	holders’
	Shares	Amount	Value	Earnings	Shares	Stock	(Loss)	Equity
Balance, June 29, 2007	8,706	$87	$24,679	$(4,945)	(54)	$(399)	$—	$19,422

Exercise of stock options	275	3	1,052	—	—	—	—	1,055
Issuance of restricted stock	78	1	507	—	—	—	—	508
Treasury stock	—	—	—	—	(30)	(179)	—	(179)
Share-based compensation	—	—	303	—	—	—	—	303
Tax benefit from exercise of stock options	—	—	574	—	—	—	—	574

Comprehensive Income
Net income	—	—	—	3,391	—	—	—	3,391

Other Comprehensive Income
Foreign currency translations Adjustments	—	—	—	—	—	—	(21)	(21)

Total Comprehensive Income	—	—	—	—	—	—	—	3,370

Balance, June 27, 2008	9,059	91	27,115	(1,554)	(84)	(578)	(21)	25,053

Exercise of stock options	26	—	48	—	—	—	—	48
Issuance of restricted stock	109	1	691	—	—	—	—	692
Treasury stock	—	—	—	—	(35)	(128)	—	(128)
Tax shortfall in exercise of stock options	—	—	(120)	—	—	—	—	(120)

Comprehensive Income
Net income	—	—	—	3,169	—	—	—	3,169

Other comprehensive income
Foreign currency translations Adjustments	—	—	—	—	—	—	(60)	(60)

Total Comprehensive Income	—	—	—	—	—	—	—	3,109

Balance, June 26, 2009	9,194	92	27,734	1,615	(119)	(706)	(81)	28,654

Exercise of stock options	100	1	237	—	—	—	—	238
Issuance of restricted stock	95	1	211	—	—	—	—	212
Issuance of stock for acquisition	78	1	239	—	—	—	—	240
Treasury stock	—	—	—	—	(89)	(315)	—	(315)
Share-based compensation	—	—	106	—	—	—	—	106
Tax shortfall in exercise of stock options	—	—	(53)	—	—	—	—	(53)
Comprehensive Loss
Net loss	—	—	—	(2,294)	—	—	—	(2,294)

Other comprehensive income
Foreign currency translations Adjustments	—	—	—	—	—	—	(371)	(371)

Total Comprehensive Loss	—	—	—	—	—	—	(371)	(2,665)

Balance, June 25, 2010	9,467	$95	$28,474	$(679)	(208)	$(1,021)	$(452)	$26,417

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,294)	$3,169	$3,391

Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Depreciation and amortization	1,303	958	876
Loss on sale of property and equipment	—	1	—
Provision for doubtful accounts receivable	107	155	1
Loss on marketable securities	—	328	—
Loss on life insurance policy cash surrender value	34	116	29
Deferred tax (benefit) expense	(220)	(114)	1,952
Share-based compensation	318	692	811
Excess tax benefits on share-based compensation	—	—	(574)

Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,382	(6,256)	909
Increase in income tax receivables	(2,339)	—	—
(Increase) decrease in prepaid expenses and other assets	(3,767)	193	199
Increase in inventory	(1,160)	(133)	—
Increase (decrease) in accounts payable	4,357	(260)	(2,723)
Increase in accrued salaries and vacation	132	240	115
Increase (decrease) in other liabilities	3,762	(823)	(12)

Net cash provided by (used in) operating activities	1,615	(1,734)	4,974

Cash flows from investing activities
Purchase of property and equipment	(2,356)	(1,172)	(722)
Payment for Advent, net of cash acquired	(498)	—	—
Payment for PPS, net of cash acquired	(4,330)	—	—
Purchase of marketable securities	—	(3,000)	—
Proceeds from sale of marketable securities	—	2,672	—
Premium paid on life insurance policies	(36)	(38)	(39)
Investment in notes receivable	(1,070)	(200)	—

Net cash used in investing activities	(8,290)	(1,738)	(761)

Cash flows from financing activities
Purchase of treasury stock	(77)	(128)	(179)
Proceeds from exercise of options and warrants	—	48	1,055
Tax benefit on exercise of share-based compensation	—	—	574

Net cash (used in) provided by financing activities	(77)	(80)	1,450

Effect of exchange rate changes	(55)	14	(21)

Net (decrease) increase in cash and cash equivalents	(6,807)	(3,538)	5,642
Cash and cash equivalents at the beginning of the year	8,400	11,938	6,296

Cash and cash equivalents at the end of the year	$1,593	$8,400	$11,938

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$58	$60	$57
Income Taxes	$1,392	$1,762	$199
Supplemental disclosures of non-cash financing activities:
Exercise of stock options	$238	$—	$—
Acquisition of treasury stock for restricted shares	$(238)	$—	$—
Supplemental disclosures of non-cash investing activities:
Issuance of notes payable for acquisition	$2,690	$—	$—
Issuance of stock for PPS acquisition	$240	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A SIGNIFICANT ACCOUNTING POLICIES
          Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a project and program management firm that provides the government, municipalities, and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, professional services, defense and homeland security needs. Versar operates in four primary business segments: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (Versar or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s major business segments are Program Management, Compliance and Environmental Programs, Professional Services, and National Security (see Note B). Versar’s financial year ends based upon 52 weeks per year and therefore does not close on a calendar month end.
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
          Contract accounting and revenue recognition: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectibility of such receivables.
          Pre-contract costs: Costs incurred by Versar prior to the execution of a contract, including bid and proposal costs, are expensed when incurred regardless of whether the bid is successful.
           Depreciation and amortization: Property and equipment are carried at cost net of accumulated depreciation. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.
          Goodwill and other intangible assets: The carrying value of goodwill prior to fiscal year 2010 is approximately $776,000 which relates to the acquisition of Versar Global Solutions, Inc., purchased in fiscal year 1998 and is now part of the Program Management business segment. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the Program Management business segment. Management engages outside professionals and valuation experts annually, to assist in performing this analysis and would test

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
more often if events or circumstances warrant it. The Company has elected to perform the annual goodwill impairment review on the last day of each fiscal year. An analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of the Program Management business segment exceeds the carrying value of the net assets of $9.2 million. Therefore, management concluded that the goodwill was not impaired.
          Notes receivable: Include short term loans made to business partners in order to accelerate and advance the Company’s business and business opportunities.
          Inventory: As part of the Company’s acquisition of PPS, the Company acquired inventory. Such inventory was initially recorded at fair value. The Company’s inventory was subsequently valued at the lower of cost or market and is accounted for on a first-in first-out basis.
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
          Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. The Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accreation expense to be between $90,000 to $100,000 over the next six months. The Company is currently pursuing reimbursement for such costs and other costs from the U.S. Army as a significant portion of the chemical agent that was used in the chemical laboratory was government owned. If the Company determines that the estimated clean up cost is larger than expected or the likelihood of recovery from the U.S. Army is remote, such adjustments will be reflected when they become known. At June 25, 2010, the Company has accrued approximately $636,000 to clean up the chemical laboratory. The asset retirement is recorded as other current liability on the balance sheet.
          Treasury stock: The Company records treasury stock using the cost basis method. There were 208,707 and 119,335 shares of treasury stock valued at approximately $1,021,000 and $706,000 at the end of fiscal years 2010 and 2009, respectively.
          Share-based compensation: The Company records share based compensation to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
          As of June 25, 2010, options to purchase common stock under the plans were substantially vested except for options to purchase 10,000 shares of common stock, which will vest based on the achievement of market and service conditions.
          The Company awarded 77,000 shares, 123,000 shares and 121,500 shares of restricted stock to directors and employees in fiscal years 2010, 2009 and 2008, respectively. Share-based compensation expense related to restricted stock for fiscal years 2010, 2009 and 2008 was approximately $318,000, $692,000 and $807,000, respectively. The compensation expense was recorded based on the market price on award date.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 25, 2010 are fully recoverable.
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
          The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share, in thousands:

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
	(In thousands)
Weighted average number of shares outstanding — basic	9,141	9,123	8,932

Effect of assumed exercise of stock options and vesting of restricted stock	—	27	399

Weighted average number of shares outstanding — diluted	9,141	9,150	9,331

          For fiscal years 2010, 2009 and 2008, options to purchase approximately 222,000, 169,000 and 10,000 shares, respectively, were not included in the computation of diluted (loss) income per share because the effect would be anti-dilutive.
          Deferred compensation: The Company permitted certain employees to defer a portion of their compensation, during fiscal years 1988 through 1991, to provide for future annual payments, including interest. Interest is accrued on a monthly basis at the amount stated in each employee’s agreement. The Company had liabilities for deferred compensation of $642,000 and $604,000 at June 25, 2010 and June 26, 2009, respectively, which are included in other long-term liabilities on the accompanying consolidated balance sheets. Versar purchased key-man life insurance policies to fund the amounts due under the deferred compensation agreements. The cash surrender value of the policies was $490,000 and $487,000 at June 25, 2010 and June 26, 2009, respectively. The face value of the life insurance policies is in excess of the deferred compensation liability. The defined compensation is recorded as a long term asset on the balance sheet.
          Cash and cash equivalents: All investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents as of the end of 2010 and 2009 was $1.6 million and $8.4 million, respectively. These amounts exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. Management believes the credit risk with its primary bank is on sound financial footing and has been minimally impacted by the financial downturn. We continue to monitor the status on a regular basis.
          Foreign Currency Translation: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
resulting from foreign currency transactions included in operations are not material for the periods presented. At June 25, 2010, the Company has approximately $1,067,000 of cash held in foreign banks.
          Fair value of financial instruments: The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
          Commitments and contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable and that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
          Classification: Certain prior year information has been reclassified to conform to current year presentation.
          New accounting pronouncements: In August 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability. The Company adopted the amended guidance effective during the second quarter of 2010. The adoption did not have a material impact on the Company’s financial condition and results of operations.
          In September 2009, the FASB ratified the final consensus on Revenue Arrangements With Multiple Deliverables by issuing ASU 2009-13, which supersedes ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). The ASU addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. This guidance retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply it prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. The Company implemented ASU 2009-13 on June 26, 2010. The adoption of ASU 2009-13 will not have any impact on the Company’s financial position or results of operations.
          In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the first quarter of fiscal year 2010. Adoption of this guidance did not have any impact on its consolidated financial condition and results of operations.
          Effective June 27, 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by ASU 2010-09 “Amendments to Certain Recognition

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and Disclosure Requirements.” The Company evaluated events occurring subsequent to the balance sheet date and found that during this period it did not have any subsequent events impacting the Company’s consolidated financial statements.
          In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any non-controlling interest in connection with a business combination, recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations completed on or after June 27, 2009. Expenses associated with the acquisition of PPS and Advent were approximately $330,000 and the Company also accrued an estimated earn out liability of $542,500.
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

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Summary of financial information for each of the Company’s segments follows:

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
		(In thousands)
GROSS REVENUE
Program Management	$57,826	$71,526	$68,896
Compliance and Environmental Programs	17,271	19,649	30,429
Professional Services	12,637	11,476	8,101
National Security	13,029	9,545	8,176

	$100,763	$112,196	$115,602

GROSS PROFIT (LOSS) (A)
Program Management	$4,002	$10,467	$9,398
Compliance and Environmental Programs	(375)	884	2,390
Professional Services	2,018	1,734	1,290
National Security	366	1,395	710

	$6,011	$14,480	$13,788

Selling, general and administrative Expenses	(8,651)	(8,876)	(8,297)
Other expenses	(1,012)	—	—

OPERATING (LOSS) INCOME	$(3,652)	$5,604	$5,491

(A)	Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Years Ended
	June 25,	June 26,
	2010	2009
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$13,072	$19,531
Compliance and Environmental Programs	9,386	5,910
Professional Services	3,349	2,561
National Security	13,271	2,447
Corporate and Other	10,786	12,145

Total Assets	$49,864	$42,594

NOTE C RESTRUCTURING CHARGE
          Due to the poor performance in two of our regional offices and the need to re-align our cost structure with the lower business volume, the Company took a charge to earnings of $939,000 in the third quarter of fiscal year 2010. Initially, the Company recorded an estimated $939,000 accrual which comprised severance costs for 35 personnel of $789,000 and office closure and project wind down costs of approximately $150,000. The

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
restructuring plan was substantially completed in June 2010. Final restructuring costs were $592,000 for severance and $90,000 for the closing of two offices and therefore we reduced the accrual by $267,000 during the fourth quarter of fiscal year 2010. At June 25, 2010, there was approximately $179,000 severance costs remaining to be paid through December 2010. The restructuring is included within other expenses in the Consolidated Statement of Operations.
NOTE D ACQUISITIONS
          On January 5, 2010, the Company acquired all of the outstanding share capital of PPS, located in Milton Keynes, United Kingdom. PPS manufactures and sells proprietary personal protective equipment to the nuclear industry, including protective suits, decontamination showers and emergency shelters. The PPS worldwide distribution and manufacturing capability significantly increased Versar’s personal protective equipment business volume. The outstanding share capital of PPS was acquired by Versar’s newly formed subsidiary, GEOI 1, Ltd. The Company paid a purchase price for the outstanding share capital of PPS comprised of: (i) cash of $5.2 million, (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $940,000, payable over two years with an interest rate of 5% per annum, and (iii) issuance to one selling shareholder of 78,689 shares of common stock of Versar with a value as of the date of closing of $240,000 on January 5, 2010. Certain of the selling shareholders are also entitled to contingent cash consideration through an earn-out provision calculated based on earnings before interest, taxes, depreciation and amortization of PPS for the 12-month period ending January 1, 2011. The Company estimated the fair value of the contingent earn-out liability to be $67,500 based on the projections and probabilities of reaching PPS’s business goals through January 2011.
          On March 17, 2010, the Company acquired Advent, headquartered in Charleston, South Carolina. Advent is a Department of Defense, full service environmental contractor with significant capabilities in Military Munitions Response Plans (MMRP) and Unexploded Ordinance (UXO) clean-up. The acquisition of Advent added significant strategic contract capacity to Versar, expanded our geographic presence to the Southeast United States, and added technical expertise in the MMRP/UXO arena. The Company paid a purchase price for all of the outstanding stock of Advent comprised of: (i) cash of $1.2 million, and (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $1.75 million, payable over two years with an interest rate of 5% per annum. The selling shareholders are also entitled to contingent consideration up to a maximum of $1.75 million through an earn-out provision calculated based on earnings before interest, taxes, depreciation or amortization of Advent for the 12-month period ending March 2011. The Company estimated the fair value of the contingent earn-out liability to be $475,000 based on the projections and probabilities of reaching Advent’s business goals through March 2011.
          The acquisitions were accounted for under the purchase method of accounting. The Company utilized its working capital in conjunction with notes and company stock to fund the acquisitions of PPS and Advent. The Company recorded the excess of the purchase price over the estimated fair value of the net tangible and specifically identifiable intangible assets acquired of approximately $3 million for PPS and $2 million for Advent as goodwill. The Company believes that these two acquisitions will enable it to expand its markets globally and client base more broadly. The business synergies with the Company’s National Security and Compliance and Environmental Programs business segments enable the Company to operate more efficiently with the business synergies between the companies. The Company has allocated approximately $1,312,000 and $677,000 to the PPS and Advent technology related, customer related, and marketing related intangible assets, respectively. The intangible assets of PPS and Advent will be amortized over seven and five years, respectively. PPS was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore, the amortization of goodwill and intangible assets are deductible for tax purposes over a fifteen-year period. The goodwill associated with the Advent acquisition will not be tax deductible. The transaction costs to purchase these two companies was approximately $330,000 for legal, valuation and financial support, which were included in the other expense line in the Consolidated Statement of Operations.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The results of operations for PPS and Advent since the acquisition dates are included in the Company’s Statement of Operations for fiscal year ended June 25, 2010. Gross revenue from PPS and Advent were approximately $1,578,000 and $3,784,000 respectively. Operating loss since the acquisition were approximately $3,000 for PPS and break-even for Advent. Due to the similarity of the business process and business environment, the Company has integrated PPS in the National Defense business segment while Advent was integrated in the Compliance and Environmental business segment.
          The purchase price allocation as reported below represents management’s accounting of the fair value on the acquisition date of PPS and Advent. The allocations were finalized during the 4th quarter. Pro Forma financial information is not presented because such results are not material to the consolidated financial statements.

Professional Protection Systems, Ltd.		Advent Environmental, Inc.
(In Thousands)		(In Thousands)
Cash	$770	Cash	$652
Accounts receivable	634	Accounts receivable	1,313
Inventory	1,397	Prepaid and other assets	565
Property and equipment	493	Goodwill	1,968
Goodwill	3,014	Intangibles	677

Intangibles	1,312	Total assets acquired	5,175

Total assets acquired	7,620	Accounts payable	1,596

Accounts payable	707	Other liabilities	137

Other liabilities	428	Total liabilities assumed	1,733

Total liabilities assumed	1,135	Purchase price	$3,442

Purchase price	$6,485

NOTE E FAIR VALUE MEASURES
Financial assets and liabilities
          The Company analyzes its financial assets and liabilities measured at fair value and categorizes them within the fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value in accordance with the authoritative guidance for fair value instruments and the fair value option for financial assets and financial liabilities.
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
          The Company currently has four separate business segments. Goodwill impairment is tested at the reporting unit level. During this reporting period, goodwill is associated with the Program Management business segment, Professional Protection Systems, Inc. (“PPS”), which is part of the National Security business segment and

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advent Environmental, Inc. (“Advent”), which is part of the Compliance and Environmental Programs business segment. The Company determines the fair value of these business segments based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, or upon the occurrence of certain triggering events.
          The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. In fiscal year 2010, there have been no triggering events associated with reporting units carrying long lived assets and thus no impairment analysis was conducted during the period.
          The Company also applied Level 3 fair value measurement on the intangible assets and contingent consideration of PPS and Advent. The valuation technique used in Level 3 is based on inputs that are unobservable in the active market and are developed based upon the best information available under the circumstances which might include the reporting entity’s own data.
NOTE F INVENTORY
          As part of the Company’s acquisition of PPS, the Company acquired inventory. Such inventory was initially recorded at fair value. The Company’s inventory was subsequently valued at the lower of cost or market and is accounted for on a first-in first-out basis.
          At June 25, 2010, there were approximately $522,000 of raw materials, $44,000 of work-in-process and $547,000 of finished goods in PPS inventory account for a total of $1,113,000. The Company’s other subsidiary, Geomet Technologies also carry certain personal protective suits in its inventory. The inventory amount at June 25, 2010 was approximately $180,000 of finished goods.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE G CUSTOMER INFORMATION
          A substantial portion of the Company’s revenue is derived from contracts with the U.S. Federal government as follows:

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
	(In Thousands)
U.S. Department of Defense	$78,022	$92,583	$88,245
U.S. Environmental Protection Agency	1,725	1,891	2,399
Other U.S. Government Agencies	6,180	2,576	3,657

Total U.S. Federal Government	$85,927	$97,050	$94,301

          A majority of the Department of Defense work is to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue was approximately $39 million, $63 million and $62 million for fiscal years 2010, 2009 and 2008, respectively, for the Company’s international work for the U.S. Government.
NOTE H GOODWILL AND INTANGIBLE ASSETS
          In fiscal year 2010, the Company acquired PPS and Advent. As part of the acquisition of PPS, the Company recorded approximately $3.0 million of goodwill. PPS has now been fully integrated into the National Security business segment. As part of the acquisition of Advent, the Company recorded approximately $2.0 million of goodwill. Advent has now been fully integrated into the Compliance and Environmental business segment. Both of these acquisitions will be subject to have a goodwill impairment analysis during fiscal year 2011.
          As part of the acquisitions of PPS and Advent, the Company recorded intangible assets of $1,312,000 and $677,000, respectively. The intangible assets for PPS are primarily related to technology based intangible assets and customer related and marketing related intangible assets. The intangible assets for Advent are primarily related to customer related intangibles and marketing related intangible assets. The intangible assets for PPS and Advent are amortized over a 7 year and 5 year period, respectively.

	6/26/09			6/25/10
	Balance	PPS	Advent	Balance
	Goodwill (In thousands)

Goodwill	$776	$3,014	$1,968	$5,758

	Intangible Assets (In thousands)

Customer Related Intangibles	$—	$329	$511	$840

Marketing Related Intangibles	$—	$142	$166	$308

Technology Related Intangibles	$—	$841	$—	$841

Total Intangible Assets	$—	$1,312	$677	$1,989

Accumulated Amortization	$—	$(75)	$(29)	$(104)

Net Intangible Assets	$—	$1,237	$648	$1,885

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Amortization expense for intangible assets was $104,000. Expected future amortization expense is as follows (in thousands):

Years	Total Amount
2011	322
2012	322
2013	322
2014	322
2015	295
Thereafter	302

Total	1,885

NOTE I NOTES RECEIVABLE
          In June and July 2009, the Company provided interim debt financing of $400,000 to General Power Green Energy, LLC (GPC) to fund certain GPC project start up costs. The project involves the construction of a 25 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10% and was originally due on March 31, 2010 or upon completion of project financing, if earlier. In addition, Versar will provide the program management services and purchase equipment and construct the facility. Versar also received a 7.5% ownership interest in GPC in connection with providing the loan. On May 4, 2010, the Company formally extended the term of the note to December 1, 2010 due to several delays in extending the sale of landfill gas from 7 to 25 years in order to make the project financeable. Furthermore, the Company increased the principal amount of the note to $550,000, which is also secured by the assets of the project. In exchange for an increase in amount of the loan and extension of the term, Versar’s ownership interest in GPC was increased from 7.5% to 20%. The Company has not assigned a value to the 20% ownership interest due to the fact that GPC is in its developmental stage, and no value can be determined at this time.
          In July 2009, the company provided a $750,000 loan to Lemko Corporation for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the loan to Lemko through September 30, 2011, and agreed to equal quarterly payments commencing on December 31, 2011 of $187,500 plus accrued interest along with current interest payments due in June and August 2010. In addition, the Company obtained 182,460 warrants from Lemko with an exercise price of $4.11 that expire on June 30, 2015. No value was given to the warrants as Lemko is a private corporation and any value assigned would be immaterial. This note is partially secured by the equipment inventory purchased.
NOTE J PREPAID EXPENSES AND OTHER CURRENT ASSETS
          Prepaid expenses and other current assets consist of the following.

	Years Ended
	June 25,	June 26,
	2010	2009
	(In thousands)
Prepaid insurance	$1,349	$607
Prepaid rent	282	157
VAT input tax	121	110
Other prepaid expenses	367	—
Miscellaneous receivables	330	—

Total	$2,449	$874

          Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and service provider.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE K OTHER CURRENT LIABILITIES
          Other current liabilities include the following:

	Years Ended
	June 25,	June 26,
	2010	2009
	(In thousands)
Earn-out liabilities	$543	$—
Payroll related withholdings	1,168	715
Accrued others	401	101
Deferred rent	413	409
Severance accrual	178	—
Asset retirement obligation	636	—
Other miscellaneous liabilities	538	562

Total	$3,877	$1787

          Accrued others include accrued legal, audit, VAT tax liability and foreign entity obligations. Other miscellaneous liabilities include foreign partnership obligations and other miscellaneous items.
NOTE L ACCOUNTS RECEIVABLE

	Years Ended
	June 25,	June 26,
	2010	2009
	(In thousands)
Billed receivables
U.S. Government	$12,817	$9,516
Commercial	3,411	8,483
Unbilled receivables
U.S. Government	10,387	9,742
Commercial	717	423

	27,322	28,164

Allowance for doubtful accounts	(525)	(469)

	$26,807	$27,695

          Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2011, therefore, they have been presented as current assets in accordance with industry practice.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE M PROPERTY AND EQUIPMENT

	Estimated
	Useful Life	Years Ended
	In Years	June 25,	June 26,
		2010	2009
		(In thousands)
Furniture and fixtures	10	$828	$824
Equipment	3 to 10	8,458	7,762
Capital leases	Life of lease	739	568
Leasehold improvements	Shorter of lease term or asset life.	3,107	2,184

		13,132	11,338

Accumulated depreciation And amortization		(9,162)	(8,990)

		$3,970	$2,348

          Depreciation and amortization of property and equipment was $1,199,000, $958,000 and $876,000 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.
          Maintenance and repair expense approximated $245,000, $233,000 and $268,000 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.
NOTE N MARKETABLE SECURITIES
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
NOTE O DEBT
          In March 2010, the Company modified its line of credit facility with United Bank to increase its aggregate borrowing capacity from $7.5 million to $10 million in anticipation of higher working capital requirements with the new acquisitions. The modification also reduced the minimum tangible net worth requirement and revised letter of credit and fee provisions of the credit facility. The line of credit is subject to certain covenants related to the maintenance of financial ratios. As modified, these covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 1/2% with a floor interest rate of 3.5%. Borrowing rates at fiscal years 2010, 2009 and 2008 were 3.5%, 2.75% and 4%, respectively. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of June 25, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,147 outstanding under the line of credit

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at June 25, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 30, 2010 and the Company is currently in the process of extending the line of credit for an additional year at similar terms.
          As part of the PPS acquisition in January 2010, the Company issued $940,000 principal amount of notes payable, which are payable quarterly over a two year period and bear an interest rate of 5%. As part of the Advent acquisition in March 2010, the Company issued notes payable of $1,750,000 principal amount, which are payable quarterly over a two year period and bear an interest rate of 5%. Principal payment schedule for PPS note was $537,000 and $403,000 for fiscal years 2011 and 2012, respectively. The Company had made the first scheduled payment of $218,750 to Advent in June 2010. The remaining principal payments will be made in fiscal years 2011 and 2012 at $875,000 and $656,000, respectively. Principal plus interest are included in notes payable current and non-current in the balance sheet.
          The Company financed its general insurance premium over eleven months at 2.25% and 4.5% annual interest rate for fiscal years 2010 and 2009, respectively. At June 25, 2010, principal of $944,000 and interest of $6,200 were recorded in the current notes payable. At June 26, 2009, principal of $448,000 and interest of $5,000 were recorded in the current notes payable.
NOTE P STOCK BASED COMPENSATION
          In fiscal year 2010, the Company awarded 77,000 shares of restricted stock at a fair value of approximately $272,000 to executive officers, employees and directors based upon the grant date fair value, which is equivalent to the Company’s trading stock price at the grant date. The awards vest over a period of 6.5 months to 16.5 months. Stock-based compensation expense relating to vested stock options and restricted stock awards totaled approximately $318,000, $692,000 and $811,000 for fiscal years 2010, 2009 and 2008 and was included in the direct costs of services and overhead lines of the Consolidated Statements of Operations. At June 25, 2010, there were approximately 28,000 shares of restricted stock valued at $97,000 to be amortized over the next 12 months.
          In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of June 25, 2010, approximately 43,000 shares are available for future grant under the 2005 Plan. No stock options have been issued out of the 2005 plan.
          The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
          Under the 2002 Plan, restricted stock and other types of stock-based awards were granted to any employee, service provider or director to whom a grant was approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. As of June 25, 2010, there were approximately 274,000 shares of vested stock options outstanding under the 2002 Plan. There were approximately 3,800 shares available for future grant under the 2002 Plan.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Under the 1996 Plan, options were granted to key employees, directors and service providers at the market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of June 25, 2010, there were vested stock options to purchase approximately 46,000 shares of common stock outstanding under the 1996 Plan.
          Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of June 25, 2010, there were vested stock options to purchase approximately 82,000 shares of common stock outstanding under the 1992 Plan.
          Total incentive stock options granted under the 2002, 1996, and 1992 Plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 29, 2007	656	$3.23	$2,117
Exercised	(219)	3.58	(784)
Cancelled	(7)	4.10	(27)

Outstanding at June 27, 2008	430	$3.03	$1,306
Exercised	(6)	2.19	(13)
Cancelled	(3)	3.45	(10)

Outstanding at June 26, 2009	421	$3.05	$1,283
Exercised	(100)	2.38	(238)
Cancelled	(5)	2.48	(13)

Outstanding at June 25, 2010	316	$3.26	$1,032

          The intrinsic value for incentive stock options exercised for fiscal years 2010, 2009, and 2008 was approximately $132,000, $6,000 and $1,098,000, respectively.
          Details of total exercisable incentive stock options at June 25, 2010 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
	(In thousands, except as noted)
156	$1.81 to $2.80	$2.58	3.1-years	156
113	$3.40 to $3.82	3.73	4.1-years	113
47	$4.00 to $4.45	4.38	4.5-years	47

316		$3.26	3.8-years	316

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Aggregate intrinsic value for all shares underlying outstanding incentive stock options at June 25, 2010 is approximately $30,000.
          Total non-qualified stock options granted under the 2002, 1996, and 1992 plans as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 29, 2007	182	$3.32	$605
Granted	10	7.77	78
Exercised	(51)	4.87	(248)

Outstanding at June 27, 2008	141	$3.07	$435
Exercised	(20)	1.75	(35)

Outstanding at June 26, 2009	121	$3.31	$400
Cancelled	(18)	3.40	(63)

Outstanding at June 25, 2010	103	$3.27	$337

          The intrinsic value for non-qualified stock options exercised for fiscal years 2009 and 2008 was $78,000 and $122,000, respectively.
          Details of total exercisable Non-Qualified Stock Options at June 25, 2010 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
	(In thousands, except as noted)
51	$1.81 to $2.80	1.92	2.5-years	51
19	$3.10 to $3.65	3.31	2.6-years	19
23	$4.14 to $4.58	4.29	4.6-years	23
10	$7.77	7.77	7.4-years	—

103		$3.27	4.2-years	93

          No stock options have been granted under the 2005 plan. Since its adoption, the Company has determined to grant only restricted stock and restricted stock units in lieu of stock options.
          The Company recorded share-based compensation expense related to the vesting of the previously granted stock options in its consolidated financial statements of approximately $4,000 for fiscal year 2008. The Company did not record any share-based compensation expenses related to the vesting of previously granted stock options in fiscal year 2010 and 2009. Had the remaining unvested options to purchase 10,000 shares of common stock vested in fiscal year 2010, the Company would have recorded approximately $42,000 share based compensation expense. The aggregate intrinsic value for all shares under the non-qualified plan at June 25, 2010 is approximately $9,000. Aggregate intrinsic value for vested shares under the non-qualified plan at June 25, 2010 is approximately $56,000.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE Q INCOME TAXES
          The income tax expense (benefit) applicable to income from continuing operations consists of the following:

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
	(In thousands)
Current
Federal	$(1,274)	$1,945	$274
State	(102)	198	47
Foreign	277	42	—

Deferred
Federal	(182)	(225)	1,528
State	(23)	115	421
Foreign	(15)	(4)	3

Valuation Allowance	—	—	—

	$(1,319)	$2,071	$2,273

          Deferred tax assets are comprised of the following (in thousands):

	June 25,	June 26,
	2010	2009
Deferred Tax Assets:
Employee benefits	$499	$392
Bad debt reserves	180	173
All other reserves	336	296
Net operating losses & tax credit	168	86
Capital loss carryforward	122	121
Depreciation & amortization	332	335
Accrued expenses	421	367
Other	134	82

Total Deferred Tax Assets	2,192	1,852

Valuation Allowance	(51)	(48)

Deferred Tax Liabilities:
Goodwill & intangibles	(550)	(189)
Asset retirement obligation	(26)	(79)
Other	(42)	(51)

Net Deferred Tax Assets	$1,523	$1,485

           Pre-tax loss for U.S. entities was approximately $3,506,000 in fiscal year 2010. Pre-tax income for U.S. entities was approximately $6,038,000 and $6,040,000 in fiscal years 2009 and 2008, respectively. Pre-tax loss for foreign entities were $146,000, $434,000 and $549,000 for fiscal years 2010, 2009 and 2008, respectively.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal years 2010 and 2009, the Company had a valuation allowance of approximately $51,000 and $48,000, respectively, related to deferred tax assets in certain foreign jurisdictions as it is not more likely than not that the deferred tax assets will be realized. The Company has established a valuation allowance on its Philippine operations as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate periods of pre-tax loss.
          At June 25, 2010, the Company has net operating loss carryforwards of approximately $72,000 for federal income tax purposes, which will expire in the years 2011 through 2012. The Company estimates a taxable loss for the current fiscal year which is recoverable against taxes paid in prior years.
          In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 25, 2010, the Company did not have any uncertain tax positions. The Company’s 2008, 2007, and 2006 tax years remain open to audit in most jurisdictions.
          The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expense.
          A reconciliation of the Company’s income tax (benefit) expense to the federal statutory rate is as follows:

	Years Ended
	June 25,	June 26,	June 27,
	2010	2009	2008
	(In thousands)
Expected provision at federal Statutory rate	$(1,230)	$1,782	$1,923
Change in valuation allowance	3	1	47
State income tax expense	(120)	204	221
Permanent items	25	35	27
Change in tax rates	3	42	—
Other	—	7	55

	$(1,319)	$2,071	$2,273

NOTE R EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
          The Company continues to maintain a 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
          Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2010, 2009 and 2008, the Company made cash contributions of $773,000, $828,000 and $729,000, respectively. All contributions to the 401(k) Plan vest immediately.

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
NOTE S COMMITMENTS AND CONTINGENCIES
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
          The Company leases approximately 163,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating and capital leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)
2011	$2,550
2012	2,334
2013	2,295
2014	1,923
2015	1,557
2016 and thereafter	947

$11,606

          Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2,755,000, $2,845,000 and $2,513,000, for 2010, 2009 and 2008, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Legal Proceedings
          Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE T QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          Unaudited quarterly financial information for fiscal years 2010 and 2009 is as follows (in thousands, except per share amounts):

	Fiscal Year 2010				Fiscal Year 2009

Quarter Ending	June 25	Mar 26	Dec 25	Sep 25	June 26	Mar 27	Dec 26	Sep 26
Gross Revenue	$27,307	$24,355	$24,387	$24,714	$27,380	$31,851	$27,967	$24,998

Gross Profit	671	1,259	1,728	2,353	3,742	4,355	3,205	3,178

Operating income	(1,254)	(2,266)	(510)	378	1,625	1,830	1,007	1,142

Net income	$(714)	$(1,517)	$(300)	$237	$954	$1,125	$565	$525

Net income per share — diluted	$(0.08)	$(0.16)	$(0.03)	$0.03	$0.10	$0.12	$0.06	$0.06

Weighted average number of shares outstanding — diluted	9,257	9,224	9,121	9,146	9,307	9,199	9,112	9,198

Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE	CHARGED
	AT	TO COSTS		BALANCE
	BEGINNING	AND		AT END OF
	OF YEAR	EXPENSES	CHARGE OFF	YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS

2008	$373,976	$1,479	$(32,492)	$342,963

2009	$342,963	$154,477	$(28,297)	$469,143

2010	$469,143	$106,633	$(50,715)	$525,061

DEFERRED TAX VALUATION ALLOWANCE

2008	—	$47,000	—	$47,000

2009	$47,000	$1,000	—	$48,000

2010	$48,000	$3,000	—	$51,000