Form 10-Q
period 2010-09-24
VERSAR INC
filed 2010-11-08
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 24, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 1, 2010

$.01 par value	9,290,153

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, except share data)

	September 24,	June 25,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,721	$1,593
Accounts receivable, net	26,273	26,807
Inventory	1,356	1,293
Notes receivable, current	1,332	1,146
Prepaid expenses and other current assets	2,277	2,449
Deferred income taxes, current	1,144	904
Income tax receivable	1,877	2,339

Total current assets	35,980	36,531

Notes receivable, non-current	—	187
Property and equipment, net	4,206	3,970
Deferred income taxes, non-current	437	619
Goodwill	5,758	5,758
Intangible assets, net	1,758	1,885
Other assets	795	914

Total assets	$48,934	$49,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,605	$12,422
Accrued salaries and vacation	2,834	2,091
Accrued bonus	684	424
Other current liabilities	3,836	3,877
Notes payable, current	2,016	2,387

Total current liabilities	19,975	21,201

Notes payable, non-current	568	1,059
Other long-term liabilities	1,186	1,187

Total liabilities	21,729	23,447

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,470,824 shares and 9,467,324 shares issued; 9,261,062 shares and 9,258,617 shares outstanding	95	95
Capital in excess of par value	28,506	28,474
Accumulated deficit	(141)	(679)
Treasury stock, at cost (209,762 and 208,707 shares, respectively)	(1,024)	(1,021)
Accumulated other comprehensive loss	(231)	(452)

Total stockholders’ equity	27,205	26,417

Total liabilities and stockholders’ equity	$48,934	$49,864

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited — in thousands, except per share amounts)

	For the Three-Months Ended
	September 24,	September 25,
	2010	2009
GROSS REVENUE	$29,296	$24,714
Purchased services and materials, at cost	14,474	12,770
Direct costs of services and overhead	11,937	9,591

GROSS PROFIT	2,885	2,353

Selling, general and administrative expenses	2,009	1,975

OPERATING INCOME	876	378

OTHER (INCOME) EXPENSE
Interest (income)	(82)	(32)
Interest expense	43	13

INCOME BEFORE INCOME TAXES	915	397

Income tax expense	376	160

NET INCOME	$539	$237

NET INCOME PER SHARE — BASIC	$0.06	$0.03

NET INCOME PER SHARE — DILUTED	$0.06	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,258	9,011

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,276	9,146

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Three-Months Ended
	September 24,	September 25,
	2010	2009
Cash flows from operating activities
Net income	$539	$237
Adjustments to reconcile net income to net cash Provided by operating activities
Depreciation and amortization	435	248
Provision for doubtful accounts receivable	499	1
Gain (loss) on life insurance policy cash surrender value	42	(38)
Share based compensation	31	82
Deferred taxes	(58)	157

Changes in assets and liabilities
Decrease in accounts receivable	91	2,221
Decrease (increase) in prepaids and other assets	847	(488)
Increase in inventories	(10)	—
Decrease in accounts payable	(1,835)	(757)
Increase in accrued salaries and vacation	743	528
Decrease in other liabilities	(654)	(1,466)

Net cash provided by operating activities	670	725

Cash flows used in investing activities
Purchase of property and equipment	(550)	(462)
Premium paid on life insurance policies	(24)	(16)
Investments in notes receivable	—	(950)

Net cash used in investing activities	(574)	(1,428)

Cash flows from financing activities
Purchase of treasury stock	(3)	—

Net cash used in financing activities	(3)	—

Effect of exchange rate changes	35	4

Net increase (decrease) in cash and cash equivalents	128	(699)
Cash and cash equivalents at the beginning of the period	1,593	8,400

Cash and cash equivalents at the end of the period	$1,721	$7,701

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$14	$12
Income taxes	13	657

Supplemental disclosures of non-cash financing activities:
Exercise of stock options	—	238
Acquisition of treasury stock	—	(238)
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(A) Basis of Presentation
The accompanying consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 25, 2010 for additional information.
The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of September 24, 2010, and the results of operations for the three-month periods ended September 24, 2010 and September 25, 2009. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
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
(C) Contract Accounting
Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectability of such receivables.
(D) Income Taxes
At September 24, 2010, the Company had approximately $1.6 million in net deferred income tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods. Management has determined that no valuation allowance is required at September 24, 2010 or June 25, 2010.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(E) Debt
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of September 24, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants of the facility. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at September 24, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.
(F) Notes Receivable
In June and July 2009, the Company provided interim debt financing to General Power Green Energy, LLC (GPC), with a current principal balance of $550,000, to fund certain GPC project start up costs. The project involves the construction of a 15 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note carries an annual interest rate of 10%, currently is due on December 1, 2010 and is secured by the assets of GPC. Accrued interest receivable on the GPC note is approximately $59,000, at September 24, 2010. In addition, upon project financing, Versar may be engaged to purchase the equipment and construct the facility. Versar received a 20% ownership interest in GPC in connection with providing the loan. The Company has not assigned a value to the 20% ownership interest due to the fact that GPC is in its developmental stage, and no value can be determined at this time.
In July 2009, the Company provided a $750,000 loan to Lemko Corporation for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the loan to Lemko through September 30, 2011, and agreed to equal quarterly payments commencing on December 31, 2010 of $187,500 plus accrued interest. In August 2010, Lemko paid approximately $62,000 interest related to the note receivable. On September 24, 2010, accrued interest on the Lemko note is approximately $7,000. In addition, the Company received warrants from Lemko to purchase 182,400 shares of its common stock with an exercise price of $4.11 per share that expire on June 30, 2015. No value was given to the warrants as Lemko is a private corporation and any value assigned would be immaterial. This note is partially secured by the equipment inventory purchased.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(G) Intangible Assets
As part of the acquisitions of PPS and Advent in fiscal year 2010, the Company recorded intangible assets of $1,312,000 and $677,000, respectively. The intangible assets for PPS are primarily related to technology based intangible assets and customer related and marketing related intangible assets. The intangible assets for Advent are primarily related to customer related intangibles and marketing related intangible assets. The intangible assets for PPS and Advent are amortized over a 7 year and 5 year period, respectively.
Intangible Assets
(In thousands)

			9/24/10
	PPS	Advent	Balance
Customer Related Intangibles	$329	$511	$840
Marketing Related Intangibles	$142	$166	$308
Technology Related Intangibles	$841	$—	$841

Total Intangible Assets	$1,312	$677	$1,989

Accumulated Amortization	$(164)	$(67)	$(231)

Net Intangible Assets	$1,148	$610	$1,758

Amortization expense of intangible assets was $127,000 for the first three months of fiscal year 2011. Expected future amortization expense is as follows (in thousands):

Years	Total Amount
2011 (9 months)	242
2012	322
2013	322
2014	322
2015	289
Thereafter	261

Total	1,758

(H) Net Income Per Share
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

	For the Three-Month Periods Ended
	September 24,	September 25,
	2010	2009

Weighted average common shares outstanding — basic	9,258,408	9,011,036

Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	17,265	134,915

Weighted average common shares outstanding — Diluted	9,275,673	9,145,951

For the three month periods ended September 24, 2010 and September 25, 2009, options to purchase approximately 332,000 and 167,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(I) Common Stock
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
(J) Stock-Based Compensation
In September 2010, the Company awarded 24,000 shares of restricted stock to executive officers and employees. The awards were issued pursuant to the Versar 2005 Incentive Stock Plan and vest over a period of two years. Stock-based compensation expense relating to all outstanding restricted stock and option awards totaled $31,000 and $82,000 for the three months ended September 24, 2010 and September 25, 2009, respectively. These expenses were included in the direct costs of services and overhead lines of the Consolidated Statements of Operations.
In November 2005, the stockholders approved the Versar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as “ISO’s”. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of September 24, 2010, approximately 19,000 shares are available for future grant under the 2005 Plan.
The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
Under the 2002 Plan, restricted stock and other types of stock-based awards may be granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. As of September 24, 2010, approximately 3,800 shares are available for future grant and vested options to purchase 234,700 shares of common stock are outstanding under the 2002 Plan.
Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options or other stock-based awards may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of September 24, 2010, there were vested options to purchase 45,974 shares of common stock outstanding under the 1996 Plan.
Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options or other stock-based awards may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of September 24, 2010, there were vested options to purchase 81,500 shares of common stock outstanding under the 1992 Plan.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
A summary of activity under the Company’s stock incentive plans for both ISOs and non-qualified options as of September 24, 2010, and changes during the first three months of fiscal year 2010 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 25, 2010	419	$3.27
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at September 24, 2010	419	$3.27	3.63 yrs.	$314

Exercisable at September 24, 2010	409	$3.16	3.42 yrs.	$262

As of September 24, 2010, there were unvested options to purchase approximately 10,000 shares outstanding under the plans.
(K) New Accounting Pronouncements
In September 2009, the FASB ratified the final consensus on Revenue With Multiple Deliverables by issuing ASU 2009-13, which supersedes ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). The ASU addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. This guidance retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items exist for the delivered items to be considered as a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply it prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. The Company implemented ASU 2009-13 on June 26, 2010. The adoption of ASU 2009-13 did not have any impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective June 26, 2010 and adoption did not have an impact on the condensed consolidated financial statements.
Other new accounting standards and updates issued but not effective are not expected to have a significant effect on the Company’s financial position or results of operations.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(L) Fair Value Measures
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
The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. In fiscal year 2011, there have been no triggering events associated with reporting units carrying long lived assets and thus no impairment analysis was conducted during the period.
The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
(M) Inventory
As part of the Company’s acquisition of PPS, the Company acquired inventory. Such inventory was initially recorded at fair value. The Company’s inventory was subsequently valued at the lower of cost or market and is accounted for on a first-in first-out basis.
On September 24, 2010, there were approximately $549,000 of raw materials, $89,000 of demo stock, $554,000 of finished goods in the PPS inventory account for a total of $1,192,000. The Company’s other subsidiary, GEOMET Technologies, LLC, also carries certain personal protective suits in its inventory. The inventory amount at September 24, 2010 was approximately $164,000 of finished goods. Total net inventory for the Company is $1,356,000.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(N) Other Current Liabilities
Other current liabilities include accrued 401k benefits, accrued tax withholdings, lease liabilities, and miscellaneous accruals.
(O) Business Segments
The Company evaluates and measures the performance of its business segments based on gross revenue, and gross profit. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.
The Company’s business is currently operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security.
These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates.
The Program Management business segment manages larger more complex projects with business processes and management different from the rest of the Company. The Compliance and Environmental Programs business segment provides regulatory and environmental consulting support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing our clients with cost-effective resources. The National Security business segment provides unique solutions to government and commercial clients including testing and evaluation and personal protective systems.

VERSAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended
	September 24,	September 25,
	2010	2009
	(In thousands)
GROSS REVENUE
Program Management	$12,100	$16,403
Compliance and Environmental Programs	8,340	3,525
Professional Services	2,976	2,738
National Security	5,880	2,048

	$29,296	$24,714

GROSS PROFIT (A)
Program Management	$1,315	$1,872
Compliance and Environmental Programs	555	(52)
Professional Services	452	444
National Security	563	89

	$2,885	$2,353

Selling, general and administrative Expenses	(2,009)	(1,975)

OPERATING INCOME	$876	$378

(A)	Gross Profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Periods Ended
	September 24,	June 25,
	2010	2010
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$12,820	$13,072
Compliance and Environmental Programs	10,495	9,386
Professional Services	2,183	3,349
National Security	12,877	13,271
Corporate and Other	10,559	10,786

Total Assets	$48,934	$49,864

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, described in our Form 10-K for fiscal year ended June 25, 2010 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Financial Trends
In fiscal year 2010, the Company managed the anticipated wind down of approximately $24 million of work for the Air Force in Iraq leading to a reduction in revenue for the fiscal year. This reduction in revenue was further compounded by a worsening economy in the United States that significantly reduced our municipal and commercial work. The Company pursued several business opportunities to offset this business downturn, but due to the lag time associated with the ramping up of these alternatives, the Company had to reduce its work force by ten percent and closed two offices during the year to balance its costs with its revenues on a going forward basis.
Due to the financial successes experienced in prior fiscal years, the Company’s balance sheet remained strong during fiscal year 2010. The Company was well positioned with its cash balance on hand to handle the business downturn while also pursuing merger and acquisition activity. The Company is focused on identifying additional complementary businesses to integrate with its existing four business segments to strengthen the Company’s overall depth and breadth in those business market areas.
In January 2010, the Company acquired Professional Protection Systems, Ltd. (“PPS”), which is located in Milton Keynes, United Kingdom. PPS manufactures and sells personal protective equipment to the nuclear industry, including protective suits, decontamination showers, and emergency shelters. The acquisition of PPS is expected to add approximately $5 million to Versar’s annual revenue base and enabled the Company to cross sell Versar’s existing personal protective offerings along with PPS offerings internationally. PPS has been integrated into the Company’s National Security business segment’s existing line of personal protective equipment for chemical and biological protection.
In March 2010, the Company acquired Advent Environmental, Inc., (“Advent”) which is headquartered in Charleston, South Carolina. Advent is a full service environmental contractor and has significant capabilities in Military Munitions Response Plans (MMRP) and Unexploded Ordinance (“UXO”) clean up. The acquisition of Advent is expected to add approximately $12 million annually to Versar’s revenue base and has provided the Company with access to several new contract vehicles within the Department of Defense. Advent has been integrated into the Company’s Compliance and Environmental business segment.
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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the first quarter of fiscal year 2011, the Company’s gross revenues increased by 19% compared to the same period in the prior fiscal year, primarily as a result of increased revenues in the Company’s Compliance and Environmental and National Security business segments. Approximately $5,207,000 of the increase in revenues was attributable to the contribution from the operations of Advent and PPS. In addition, approximately $3,440,000 of additional revenues were generated as a result of the contract wins mentioned above. The combination of the acquisitions and internal growth enabled the Company to more than offset the reduction of work in Iraq in the Program Management business segment. This trend is expected to continue for the remainder of fiscal year 2011.
There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;
•	Threatened or pending litigation;
•	The timing of expenses incurred for corporate initiatives;
•	Employee hiring, utilization, and turnover rates;
•	The seasonality of spending in the federal government and for commercial clients;
•	Delays in project contracted engagements;
•	Unanticipated contract changes impacting profitability;
•	Reductions in prices by our competitors;
•	The ability to obtain follow-on work;
•	Failure to properly manage projects resulting in additional costs;
•	The cost of compliance for the Company’s laboratories;
•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;
•	Loss of key personnel;
•	The ability to compete in a highly competitive environment; and
•	Federal funding delays due to wars in Iraq and Afghanistan.
Results of Operations
First Quarter Comparison of Fiscal Year 2011 and 2010

	For the Three-Month Periods Ended
	September 24,	September 25,
	2010	2009

GROSS REVENUE
Program Management	$12,100	$16,403
Compliance and Environmental Programs	8,340	3,525
Professional Services	2,976	2,738
National Security	5,880	2,048

	$29,296	$24,714

Gross revenue for the first quarter of fiscal year 2011 was $29,296,000, an increase of $4,582,000 (19%) compared to gross revenue for the first quarter of fiscal year 2010. Gross revenue in the Program Management business segment for the first quarter of fiscal year 2011 was $12,100,000, a decrease of $4,303,000 (26%) compared to that reported for the first quarter of fiscal year 2010. Approximately sixty-nine percent of the decrease is due to the winding down of our efforts in support of the U.S. Air Force in Iraq and the balance resulted from reduced construction work in the United States. Gross revenue from Program Management business segment includes approximately $2.2 million from the Company’s newest telecommunications division. Gross revenue for the Compliance and Environmental Programs business segment for the first quarter of fiscal year 2011 was $8,340,000, an increase of $4,815,000 (137%) compared to that reported for the first quarter of fiscal year 2010. The increase is due to increased revenues associated with the Company’s military munitions response programs for the U.S. Army and the additional revenues of approximately $3,973,000 attributable to the gross revenue from Advent.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross revenue for the Professional Services business segment for the first quarter of 2011 was $2,976,000, an increase of $238,000 (9%) compared to that reported for the first quarter of fiscal year 2010. The increase is attributable to additional task order work performed during the first quarter of fiscal year 2011. Gross revenue for the National Security business segment for the first quarter of fiscal year 2011 was $5,880,000, an increase of $3,832,000 (187%) from that reported for the first quarter of fiscal year 2010. The increase is primarily due to increased revenues from work to support Nellis AFB and Ft. Irwin range clean up and revenue of approximately $1,234,000 contributed by PPS.
Purchased services and materials increased by $1,704,000 (13%) in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. The increase is attributable to the increased gross revenue in the Compliance and Environmental and National Security business segments which was offset in part by decreased purchased services and materials as work continued to slow in the Program Management business segment as mentioned above.
Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $2,346,000 (24%) in the first quarter of fiscal year 2011 compared to that reported in the first quarter of fiscal year 2010. Approximately 79% of the increase is attributable to the additional costs and overhead attributable to Advent and PPS, which were acquired in the third quarter of fiscal year 2010. Such additional costs were incurred in the Compliance and Environmental and the National Security business segments, respectively.
Gross profit for the first quarter of fiscal year 2011 was $2,885,000, an increase of $532,000 (23%) compared to that reported for the first quarter of fiscal year 2010. The increase is primarily due to the increased gross revenue in the Compliance and Environmental and the National Security business segments as mentioned above.

	For the Three-Month Periods Ended
	September 24,	September 25,
	2010	2009

GROSS PROFIT
Program Management	$1,315	$1,872
Compliance and Environmental Programs	555	(52)
Professional Services	452	444
National Security	563	89

	$2,885	$2,353

Gross profit for the Program Management business segment for the first quarter of fiscal year 2011 was $1,315,000, a decrease of $557,000 (30%) from that reported in the first quarter of fiscal year 2010. The decrease was attributable to the decreased gross revenue and the loss of the associated margins during the first quarter of fiscal year 2011 which was offset by $250,000 gross profit from the telecommunications division. Gross profit for the Compliance and Environmental business segment for the first quarter of fiscal year 2011 was $555,000, an increase of $607,000 compared to the loss reported in the first quarter of fiscal year 2010. The increase is due to increased revenues, improved operating margins as a result of cost reductions taken in fiscal year 2010 and the contribution by Advent of approximately $140,000. Gross profit for the Professional Services business segment for the first quarter of fiscal year 2011 was $452,000, an increase of $8,000 (2%) compared to that reported in the first quarter of fiscal year 2010. The slight increase is attributable to the increased gross revenues as mentioned above. Gross profit for the National Security business segment was $563,000, an increase of $474,000 compared to that reported in the first quarter of fiscal year 2010. The increase was due to the additional margins associated with the increase in gross revenue and a gross profit contribution of $153,000 from PPS.
Selling, general and administrative expenses were $2,009,000, an increase of $34,000 (2%) during the first quarter of fiscal year 2011 compared to that reported in the first quarter of fiscal year 2010. The increase primarily resulted from higher annual audit and tax costs due to the acquisitions of Advent and PPS.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating income for the first quarter of fiscal year 2011 was $876,000, an increase of $498,000 from that reported for the first quarter of fiscal year 2010. The increase is attributable to the increased gross revenue and improved operating margins in the Compliance and Environmental and National Security business segments during the quarter.
Interest income for the first quarter of fiscal year 2011 was $82,000, an increase of $50,000 from that reported in the first quarter of fiscal year 2010. The increase is due to interest accrued on the Company’s notes receivable, which become due within the next twelve months.
Interest expense for the first quarter of fiscal year 2011 was $43,000, an increase of $30,000 from that reported in the first quarter of fiscal year 2010. The increase is due to the financing of the Company’s corporate insurance policies and interest paid on the notes payable issued in the acquisitions of Advent and PPS.
Income tax expense for the first quarter of fiscal year 2011 was $376,000, a $216,000 increase from that reported in the first quarter of fiscal year 2010. The effective tax rates were 41% and 40% for the first quarter of fiscal year 2011 and 2010, respectively.
Versar’s net income for the first quarter of fiscal year 2011 was $539,000 compared to $237,000 in the first quarter of fiscal year 2010.
Liquidity and Capital Resources
The Company’s working capital as of September 24, 2010 was approximately $16,005,000, compared to $15,330,000 at June 25, 2010. The Company’s current ratio at September 24, 2010 was 1.80, compared to 1.72 reported on June 25, 2010. The Company’s financial ratios continued to improve during the first quarter of fiscal year 2011 with expected improved operating performance.
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5%. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of September 24, 2010, the Company had no outstanding borrowings and was in compliance with the financial covenants. The Company has a letter of credit of approximately $455,000 under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at September 24, 2010 was approximately $9.5 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.
The Company believes that its current cash balances along with anticipated cash flows from operations, and short term utilization of the Company’s line of credit, will be sufficient to meet the Company’s liquidity needs during the current fiscal year. Expected capital requirements for fiscal year 2011 are approximately $1,000,000, primarily for upgrades to maintain the Company’s existing information technology systems and facility improvements. Such capital requirements will be funded through existing working capital.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Related Estimates That Have a Material Effect on Versar’s Consolidated Financial Statements
Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding the Company’s consolidated financial position and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-Q and in our annual report on Form 10-K filed for fiscal year 2010.
Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or incurred costs reduced by progress billings. On cost-plus fee contracts revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known. Detailed quarterly project reviews are conducted with project managers to review all project progress accruals and revenue recognition.
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
Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05 (formerly SFAS 143, Accounting for Asset Retirement Obligation), the Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. The Company currently estimates the amortization and accretion expense to be approximately $13,000 for the remainder of fiscal year 2011.
Goodwill and other intangible assets: The carrying value of goodwill is approximately $5,758,000 relating to the acquisition of Versar Global Solutions, Inc., Professional Protection Systems, Limited and Advent Environmental, Inc. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach to determine the estimated fair value of the acquired entities in the business segments where those entities reside. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warrant it. Should the business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow or financial debt covenants.

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
In the first quarter of fiscal year 2011, the Company awarded 24,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year, and recorded compensation expense of $31,000 for the first quarter of fiscal year 2011.
New accounting pronouncements: In September 2009, the FASB ratified the final consensus on Revenue With Multiple Deliverables by issuing ASU 2009-13, which supersedes ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). The ASU addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. This guidance retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items exist for the delivered items to be considered as a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply it prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. The Company implemented ASU 2009-13 on June 26, 2010. The adoption of ASU 2009-13 did not have any impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective June 26, 2010 and adoption did not have an impact on the condensed consolidated financial statements.
Other new accounting standards and updates issued but not effective are not expected to have a significant effect on the Company’s financial position or results of operations.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2011, employees of the Company surrendered shares of common stock to the Company to pay the vested price of the restricted shares. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares that May
			Total Number of Shares	Yet Be
	Total Number	Average Price	Purchased as Part of	Purchased Under
	of Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs

September 1-30, 2010	1,055	$2.07	—	—

Total	1,055	$2.07	—	—
Item 5 — Other Information
On September 30, 2010, the Company extended its existing $10 million line of credit with United Bank to September 25, 2011.
Item 6 — Exhibits

Exhibit No.	Description

10.1
Change in Control Severance Agreement entered into on July 2, 2010 and effective as of May 24, 2010 between the Company and Anthony L. Otten (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K filed on July 9, 2010).

10.2	Ninth Modification Agreement of the Revolving Commercial Note, dated September 30, 2010, between Registrant and United Bank.

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC. (Registrant)
By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Lawrence W. Sinnott
Lawrence W. Sinnott
Executive Vice President, Chief Financial Officer and Treasurer
Date: November 8, 2010