Form 10-Q
period 2010-12-31
VERSAR INC
filed 2011-02-14
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 1, 2011

$.01 par value	9,311,153

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

	December 31,	June 25,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$802	$1,593
Accounts receivable, net	36,606	26,807
Inventory, net	1,414	1,293
Notes receivable, current	1,184	1,146
Prepaid expenses and other current assets	1,721	2,449
Deferred income taxes, current	952	904
Income tax receivable	2,238	2,339

Total current assets	44,917	36,531

Notes receivable, non-current	—	187
Property and equipment, net	4,003	3,970
Deferred income taxes, non-current	300	619
Goodwill	5,758	5,758
Intangible assets, net	1,701	1,885
Other assets	763	914

Total assets	$57,442	$49,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$565	$—
Accounts payable	18,336	12,422
Accrued salaries and vacation	2,888	2,091
Accrued bonus	1,050	424
Other current liabilities	3,539	3,877
Notes payable, current	1,411	2,387

Total current liabilities	27,789	21,201

Notes payable, non-current	349	1,059
Other long-term liabilities	1,184	1,187

Total liabilities	29,322	23,447

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,493,474 shares and 9,467,324 shares issued; 9,283,284 shares and 9,258,617 shares outstanding	95	95
Capital in excess of par value	28,544	28,474
Retained earnings (accumulated deficit)	784	(679)
Treasury stock, at cost (210,190 and 208,707 shares, respectively)	(1,025)	(1,021)
Accumulated other comprehensive loss	(278)	(452)

Total stockholders’ equity	28,120	26,417

Total liabilities and stockholders’ equity	$57,442	$49,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands, except per share amounts)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	December 31,	December 25,	December 31,	December 25,
	2010	2009	2010	2009

GROSS REVENUE	$41,908	$24,387	$71,204	$49,101
Purchased services and materials, at cost	24,634	13,350	39,108	26,120
Direct costs of services and overhead	13,788	9,309	25,725	18,900

GROSS PROFIT	3,486	1,728	6,371	4,081

Selling, general and administrative expenses	1,995	2,238	4,004	4,213

OPERATING INCOME (LOSS)	1,491	(510)	2,367	(132)

OTHER EXPENSE
Interest income	(38)	(33)	(120)	(65)
Interest expense	57	9	100	22

INCOME (LOSS) BEFORE INCOME TAXES	1,472	(486)	2,387	(89)

Income tax expense (benefit)	548	(186)	924	(26)

NET INCOME (LOSS)	$924	$(300)	$1,463	$(63)

NET INCOME (LOSS) PER SHARE — BASIC	$0.10	$(0.03)	$0.16	$(0.01)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.10	$(0.03)	$0.16	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,272	9,121	9,265	9,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,317	9,121	9,291	9,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Six-Months Ended
	December 31, 2010	December 25, 2009
Cash flows from operating activities
Net income (loss)	$1,463	$(63)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	834	509
Provision for doubtful accounts receivable	557	2
Gain on life insurance policy cash surrender value	(76)	(56)
Share based compensation	80	206
Deferred taxes	271	(45)
Excess tax benefits on share based compensation	—	(20)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(11,072)	4,151
Decrease (increase) in prepaids and other assets	1,056	(717)
Increase in inventories	(84)	—
Increase (decrease) in accounts payable	6,663	(956)
Increase (decrease) in accrued salaries and vacation	796	(41)
Increase (decrease) in other liabilities	411	(1,121)

Net cash provided by operating activities	899	1,849

Cash flows from investing activities
Purchase of property and equipment	(711)	(823)
Premium paid on life insurance policies	(36)	(22)
Investments in notes receivable	—	(950)
Proceeds from notes receivable	149	—

Net cash used in investing activities	(598)	(1,795)

Cash flows from financing activities
Borrowings on line of credit	565	—
Proceeds from issuance of common stock	—	1
Purchase of treasury stock	(4)	(4)
Excess tax benefits on share based compensation	—	20
Repayment of notes payable	(1,686)	—

Net cash (used in) provided by financing activities	(1,125)	17

Effect of exchange rate changes on cash and cash equivalents	33	(8)

Net (decrease) increase in cash and cash equivalents	(791)	63
Cash and cash equivalents at the beginning of the period	1,593	8,400

Cash and cash equivalents at the end of the period	$802	$8,463

Supplementary disclosure of cash flow information:
Cash paid during the period for
Interest	$26	$22
Income taxes	601	1,111
Supplemental disclosures of non-cash financing activities:
Exercise of stock options	—	238
Acquisition of treasury stock	—	(238)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited — in thousands)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	December 31,	December 25,	December 31,	December 25,
	2010	2009	2010	2009

NET INCOME (LOSS)	$924	$(300)	$1,463	$(63)
Change in foreign currency adjustment	(47)	(9)	174	18

Comprehensive income (loss)	$877	$(309)	$1,637	$(45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(A) Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Versar, Inc.’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 25, 2010 for additional information.
The accompanying condensed consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2010, and the results of operations for the six-month and three-month periods ended December 31, 2010 and December 25, 2009. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
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
(D) Income Taxes
As of December 31, 2010 and June 25, 2010, the Company had approximately $1.3 million and $1.5 million, respectively, in net deferred income tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(E) Debt
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5% (interest rate was 4.5% at December 31, 2010). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of December 31, 2010 and June 25, 2010, the Company had approximately $565,000 and a zero balance, respectively, in outstanding borrowings and was in compliance with the financial covenants of the credit facility. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at December 31, 2010 was approximately $9 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.
As part of the PPS acquisition in January 2010, the Company issued notes payable with principal amounts totaling $940,000, which are payable quarterly over a two year period and bear interest of 5%. As part of the Advent acquisition in March 2010, the Company issued notes payable with principal amounts totaling $1,750,000 principal amount, which are payable quarterly over a two year period and bear an interest of 5%. At December 31, 2010, principal balance of the notes payable were approximately $652,000 and $1,094,000 for PPS and Advent, respectively. Principal plus accrued interest are included in notes payable current and non-current in the accompanying balance sheet.
(F) Notes Receivable
In June and July 2009, the Company provided interim debt financing to General Power Green Energy, LLC (GPC) to fund certain GPC project start up costs. The project involves the construction of a 15 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note, which has a current principal balance of $550,000, carries an annual interest rate of 10%, currently is due in full on March 31, 2011 and is secured by the assets of GPC. Accrued interest receivable on the GPC note is approximately $72,000, at December 31, 2010. Versar received a 20% ownership interest in GPC in connection with providing the loan. As of December 31, 2010 and June 30, 2010, the carrying value of this 20% interest was $0.
In July 2009, the Company provided a $750,000 loan to Lemko Corporation for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the loan to Lemko through September 30, 2011, and agreed to equal quarterly payments commencing on December 31, 2010 of $187,500 plus accrued interest. In August 2010, Lemko paid approximately $62,000 in interest due on the note. In December 2010, Lemko paid $187,500 in principal plus outstanding interest of approximately $32,000. At December 31, 2010, outstanding principal on the Lemko note was $562,000. The Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company has determined the fair value of the warrants are immaterial and have not assigned a value to them.
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for the Company). Disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, or results of operations or cash flows.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
The Company’s notes receivable fall within the scope of this new guidance. Because the Company only has two notes receivable within its portfolio of financing receivables, the methodology for determining the allowance for doubtful accounts is based on the review of specific facts and circumstances of both the receivables and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrowers and the borrowers’ industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes receivable by the borrower. A reserve against the notes receivable will be recorded when there is a specific risk of collectability. A write-off of a note receivable will occur when it has been deemed uncollectable, based on management’s judgment. Management’s collectability analysis has concluded that no allowance for doubtful accounts is appropriate as of December 31, 2010.
(G) Intangible Assets
As part of the acquisitions of Professional Protection Systems Limited (“PPS”) and Advent Environmental, Inc. (“Advent”) in fiscal year 2010, the Company recorded intangible assets of $1,312,000 and $677,000, respectively. The intangible assets for PPS and Advent are being amortized over a 7 year and 5 year period, respectively, and consist of the following:
Intangible Assets
(In thousands)

			December 31, 2010
	PPS	Advent	Balance
Customer Related Intangibles	$329	$511	$840
Marketing Related Intangibles	142	166	308
Technology Related Intangibles	841	—	841

Total Intangible Assets	$1,312	$677	$1,989

Accumulated Amortization	(187)	(101)	(288)

Net Intangible Assets	$1,125	$576	$1,701

Amortization expense of intangible assets was $80,700 and $161,400 for the three and six month periods ending December 31, 2010, respectively. Expected future amortization expense is as follows (in thousands):

Years	Amount
(in thousands)
2011 (6 months)	$161
2012	322
2013	322
2014	322
2015	289
Thereafter	285

Total	$1,701

Goodwill: The carrying value of goodwill is approximately $5,758,000 relating to the acquisition of Versar Global Solutions, Inc., Professional Protection Systems, Limited and Advent Environmental, Inc. In performing its goodwill impairment analysis, management has utilized a market-based valuation approach in addition to discounted cash flows to determine the estimated fair value of the acquired entities in the business segments where those entities reside. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warrant it. Should the business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
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

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 31,	December 25,	December 31,	December 25,
	2010	2009	2010	2009
Weighted average common shares outstanding — basic	9,271,713	9,120,634	9,265,240	9,065,351

Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	45,495	—	26,199	—

Weighted average common shares outstanding — diluted	9,317,208	9,120,634	9,291,439	9,065,351

For the six month periods ended December 31, 2010 and December 25, 2009, options to purchase approximately 188,000 and 291,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three month periods ended December 31, 2010 and December 25, 2009, options to purchase approximately 188,000 and 124,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
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
(J) Stock-Based Compensation
During the first six months of fiscal year 2011, the Company awarded 51,500 shares of restricted stock to executive officers, employees and Board members. The awards were issued pursuant to the Versar, Inc. 2002, 2005 and 2010 Stock Incentive Plans and they vest over a period of one to two years following the date of grant based upon the fair value at the date of grant. Stock-based compensation expense relating to all outstanding restricted stock and option awards totaled $80,000 and $206,000 for the six months ended December 31, 2010 and December 25, 2009, respectively. Stock based compensation expense for the three-month periods ended December 31, 2010 and December 25, 2009 was $49,000 and $124,000, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Condensed Consolidated Statements of Operations.
In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). Directors, officers, and employees of the Company and its affiliates may be granted awards, under the 2010 Plan, although only employees may receive stock options classified as “incentive stock options”, also known as ISO’s. One million shares of common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee. The per share exercise purchase price for options and SARS granted under the 2010 Plan shall be established by the Committee. However, the per share purchase price shall not be less than 100% of the fair market value of the common stock on the date of the grant. At December 31, 2010, there were approximately 995,000 shares available for future issuance under the 2010 Plan.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
In November 2005, the stockholders approved the 2005 Plan. The 2005 Plan provides for grants of incentive awards, including stock options, SARS, restricted stock, restricted stock units and performance based awards, to directors, officers and employees of the Company and its affiliates as approved from time to time by the Company’s Compensation Committee. Only employees may receive stock options classified as “incentive stock options”, also known as ISO’s. The per share exercise price for options and SARS granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant. A maximum of 400,000 shares of common stock may be awarded under the 2005 Plan. No single director, officer, or employee may receive awards of more than 100,000 shares of common stock during the term of the 2005 Plan. The ability to make awards under the 2005 Plan will terminate in November 2015. As of December 31, 2010, no shares were available for future grant under the 2005 Plan.
The Company also maintains the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”).
Under the 2002 Plan, restricted stock and other types of stock-based awards may be granted to any employee, service provider or director to whom a grant is approved from time to time by the Company’s Compensation Committee. A “service provider” is defined for purposes of the 2002 Plan as an individual who is neither an employee nor a director of the Company or any of its affiliates but who provides the Company or one of its affiliates substantial and important services. As of December 31, 2010, there were no shares available for future grant and vested options to purchase 199,172 shares of common stock were outstanding under the 2002 Plan.
Under the 1996 Plan, options were granted to key employees, directors and service providers at the fair market value on the date of grant. Each option expires on the earlier of the last day of the tenth year after the date of grant or after expiration of a period designated in the option agreement. The 1996 Plan has expired and no additional options or other stock-based awards may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 31, 2010, there were vested options to purchase 45,974 shares of common stock outstanding under the 1996 Plan.
Under the 1992 Plan, options were granted to key employees at the fair market value on the date of grant and became exercisable during the five-year period from the date of the grant at 20% per year. Options were granted with a ten year term and expire if not exercised by the tenth anniversary of the grant date. The 1992 Plan has expired and no additional options or other stock-based awards may be granted under this plan. The Company will continue to maintain the plan until all previously granted options have been exercised, forfeited or expire. As of December 31, 2010, there were vested options to purchase 81,500 shares of common stock outstanding under the 1992 Plan. Approximately 7,000 shares remain outstanding from inactive plans that are fully vested.
A summary of activity under the Company’s stock incentive plans for both ISOs and non-qualified options as of December 31, 2010, and changes during the first six months of fiscal year 2011 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 25, 2010	419	$3.27
Granted	—	—
Exercised	—	—
Cancelled	(75)	—

Outstanding at December 31, 2010	344	$3.29	3.41 yrs.	$62

Exercisable at December 31, 2010	334	$3.16	3.16 yrs.	$104

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
As of December 31, 2010, there were unvested options to purchase approximately 10,000 shares outstanding under the plans.
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
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective June 26, 2010 and adoption did not have an impact on the condensed consolidated financial statements as the Company had no VIEs.
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for the Company). Disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.
Other new accounting standards and updates issued but not effective are not expected to have a significant effect on the Company’s financial position or results of operations.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
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
The Company currently has four separate business segments. Goodwill impairment is tested at the reporting unit level. During this reporting period, goodwill is associated with the Program Management business segment, PPS, which is part of the National Security business segment and Advent , which is part of the Compliance and Environmental Programs business segment. The Company determines the fair value of these business segments based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, and upon the occurrence of certain triggering events.
The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. In fiscal year 2011, there have been no triggering events associated with reporting units carrying long- lived assets and thus no impairment analysis was conducted during the period.
The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, line of credit, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
(M) Inventory
As part of the Company’s acquisition of PPS, the Company acquired inventory. Such inventory was initially recorded at fair value. The Company’s inventory was subsequently valued at the lower of cost or market and is accounted for on a first-in first-out basis. As of December 31, 2010, the PPS inventory consisted of approximately $576,000 of raw materials, $84,000 of demo stock, and $550,000 of finished goods for a total of $1,210,000. Another of the Company’s subsidiaries, GEOMET Technologies, LLC, also carries certain personal protective suits in its inventory. The inventory amount at December 31, 2010 was approximately $204,000 of finished goods. Total net inventory for the Company is $1,414,000.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(N) Other Current Liabilities
Other current liabilities include the following:

	Periods Ending
	December 31, 2010	June 25, 2010
	(In thousands)
Earn-out liabilities	$643	$543
Payroll related withholdings	535	1,168
Accrued other	622	401
Deferred rent	377	413
Severance accrual	—	178
Asset retirement obligation	663	636
Other miscellaneous liabilities	699	538

Total	$3,539	$3,877

Accrued other include accrued legal, audit, VAT tax liability and foreign subsidiary obligations. Other miscellaneous liabilities include foreign entity obligations and other miscellaneous items.
(O) Business Segments
The Company evaluates and measures the performance of its business segments based on gross revenue, and gross profit. As such, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.
The Company’s business are currently operated through four business segments as follows: Program Management, Compliance and Environmental Programs, Professional Services, and National Security.
These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates as evaluated by the Chief Operating Decision Maker for which discrete financial information is available for these segments.
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

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 31,	December 25,	December 31,	December 25,
	2010	2009	2010	2009
GROSS REVENUE
Program Management	$15,030	$15,462	$27,130	$31,865
Compliance and Environmental Programs	8,975	3,407	17,315	6,932
Professional Services	3,795	3,130	6,771	5,868
National Security	14,108	2,388	19,988	4,436

	$41,908	$24,387	$71,204	$49,101

GROSS PROFIT(A)
Program Management	$958	$1,308	$2,273	$3,180
Compliance and Environmental Programs	998	(108)	1,553	(160)
Professional Services	677	485	1,129	929
National Security	853	43	1,416	132

	$3,486	$1,728	$6,371	$4,081

Selling, general and administrative expenses	(1,995)	(2,238)	(4,004)	(4,213)

OPERATING INCOME (LOSS)	$1,491	$(510)	$2,367	$(132)

OTHER EXPENSE
Interest income	(38)	(33)	(120)	(65)
Interest expense	57	9	100	22

INCOME (LOSS) BEFORE INCOME TAXES	$1,472	$(486)	$2,387	$(89)

(A)	Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

	Periods Ended
	December 31,	June 25,
	2010	2010
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$13,510	$13,072
Compliance and Environmental Programs	10,983	9,386
Professional Services	3,000	3,349
National Security	21,550	13,271

Subtotal	49,043	39,078

Corporate and Other	8,399	10,786

Total Assets	$57,442	$49,864

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain forward-looking statements which are based on current expectations. Actual results may differ materially. The forward-looking statements may include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company’s services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; changes to or failure of the Federal government to fund certain programs in which the Company participates; delays in project funding; and such other risks and uncertainties, described in our Form 10-K for fiscal year ended June 25, 2010 and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.
Financial Trends
In fiscal year 2010, the Company managed the anticipated wind down of approximately $24 million of work for the Air Force in Iraq leading to a reduction in revenue for the fiscal year. This reduction in revenue was further compounded by a worsening economy in the United States that significantly reduced our municipal and commercial work. During this time, the Company reduced its work force by ten percent and closed two offices to balance its costs with its revenues on a going forward basis. The Company also pursued several opportunities to offset the business downturn. Through these efforts, the Company was successful in winning a follow on contract with the U.S. Air Force Center for Engineering and Environment (“AFCEE”) as part of sixteen small business contractors for a $3 billion ID/IQ contract to provide environmental restoration, construction and services in support of AFCEE. Also, the Company added additional contract capacity through the U.S. Army and the U.S. Environmental Protection Agency (“EPA”). This capacity includes a new five year $29.5 million contract with the U.S. Army Corps of Engineers to support the range clean up at Ft. Irwin, California, a $13 million contract in Tooele, Utah to destroy chemical munitions and a 5 year, $7 million contract with the EPA to support the EPA’s toxic and substances exposure and risk assessment programs.
Due to the financial successes experienced in fiscal year 2009, the Company’s balance sheet remained strong during fiscal year 2010. The Company was well positioned with its cash balance on hand and availability under its borrowing facility to handle the business downturn while also pursuing merger and acquisition activity. The Company is focused on identifying additional complementary businesses to integrate with its existing four business segments to strengthen the Company’s overall depth and breadth in those business market areas.
In fiscal year 2010, the Company acquired Professional Protection Systems, Ltd. (“PPS”), located in Milton Keynes, United Kingdom and Advent Environmental, Inc. (“Advent”) headquartered in Charleston, South Carolina. PPS manufactures and sells personal protective equipment to the nuclear industry, including protective suits, decontamination showers, and emergency shelters. The acquisition of PPS enables the Company to cross sell Versar’s existing personal protective offerings along with PPS offerings internationally. PPS has been integrated into the Company’s National Security business segment’s existing line of personal protective equipment for chemical and biological protection. Advent is a full service environmental contractor and has significant capabilities in Military Munitions Response Plans (“MMRP”) and Unexploded Ordinance (“UXO”) clean up. The acquisition of Advent has provided the Company with access to several new contract vehicles within the Department of Defense. Advent has been integrated into the Company’s Compliance and Environmental business segment. The results of PPS and Advent were included in the Company’s financial results for the first six months of fiscal year 2011.
As a result of the acquisitions of PPS and Advent and the stronger business base provided by the new contract vehicles awarded during fiscal year 2010, the Company’s gross revenues during the first six months of fiscal year 2011, increased by 45% compared to the same period in the prior fiscal year, primarily as a result of increased revenues in the Company’s Compliance and Environmental and National Security business segments. Approximately $11,143,000 of the increase in revenue was attributable to the contribution from the operations of Advent and PPS. In addition, approximately $10,960,000 of additional revenue was generated as a result of the aforementioned contract wins. During the second quarter, the Company’s National Security business segment recorded a non-recurring equipment sale totaling approximately $8,400,000 for the Tooele project as mentioned above. The combination of the acquisitions and internal growth enabled the Company to more than offset the reduction of work in Iraq in the Program Management business segment.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment;

•	Federal funding delays due to wars in Iraq and Afghanistan; and

•	Loss of small business status.
Results of Operations
Second Quarter Comparison of Fiscal Year 2011 and 2010
GROSS REVENUE
(in thousands)

	For the Three-Month Periods Ended
	December 31,	December 25,	Net
Business Segment	2010	2009	Change
Program Management	$15,030	$15,462	(432)
Compliance and Environmental	8,975	3,407	5,568
Professional Services	3,795	3,130	665
National Security	14,108	2,388	11,720

	$41,908	$24,387	17,521

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross revenue for the second quarter of fiscal year 2011 were $41,908,000, an increase of $17,521,000 (72%) compared to gross revenue reported in the second quarter of fiscal year 2010. Forty-eight percent of the increase came from the non-recurring equipment sale in support of the Company’s Tooele project in the National Security business segment described above. Approximately thirty-four percent of the increase in gross revenues were attributable to the operations of Advent and PPS and the balance from existing operations. Gross revenues in the Program Management business segment for the second quarter of fiscal year 2011 were $15,030,000, a decrease of $432,000 (3%) compared to that reported in the second quarter of fiscal year 2010. The decrease is primarily due to reduced construction work in the United States, which was in part offset by revenue from the contract awarded to the Company late in the first quarter of fiscal year 2011 by the U.S. Army’s TF Safe contract in Iraq of approximately $4,564,000 during the second quarter. Gross revenues for the Compliance and Environmental Programs business segment for the second quarter of fiscal year 2011 were $8,975,000, an increase of $5,568,000 (163%) from that reported in the second quarter of fiscal year 2010. The increase is due to increased revenues associated with the Company’s military munitions response programs for the U.S. Army and the additional revenue of approximately $4,898,000 attributable to the gross revenue of Advent. Gross revenues for the Professional Services business segment for the second quarter of 2011 was $3,795,000, an increase of $665,000 (21%) compared to that reported in the second quarter of fiscal year 2010. The increase is attributable to additional task order contract awards being performed during the second quarter of fiscal year 2011. Gross revenues for the National Security business segment for the second quarter of fiscal year 2011 were $14,108,000, an increase of $11,720,000 (491%) compared to that reported for the second quarter of fiscal year 2010. The increase is primarily due to one-time subcontracted revenue of approximately $8,400,000 in support of its Tooele project, increased revenue from work to support Nellis AFB and Ft. Irwin range clean up and gross revenue of approximately $1,038,000 from PPS.
Purchased services and materials increased by $11,284,000 (85%) in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010. The increase is primarily attributable to the increase in gross revenue in the National Security business segment as mentioned above.
Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $4,479,000 (48%) in the second quarter of fiscal year 2011 compared to that reported in the second quarter of fiscal year 2010. Approximately 47% of the increase is attributable to the additional costs and overhead attributable to Advent and PPS. Such additional costs were incurred in the Compliance and Environmental and National Security business segments, respectively.
Gross profit for the second quarter of fiscal year 2011 was $3,486,000, an increase of $1,758,000 (102%) compared to that reported in the second quarter of fiscal year 2010. The increase is primarily due to improved operating performance in the Compliance and Environmental and National Security business segments during the quarter.
GROSS PROFIT
(in thousands)

	For the Three-Month Periods Ended
	December 31,	December 25,	Net
Business Segment	2010	2009	Change
Program Management	$958	$1,308	(350)
Compliance and Environmental	998	(108)	1,106
Professional Services	677	485	192
National Security	853	43	810

	$3,486	$1,728	1,758

Gross profit for the Program Management business segment for the second quarter of fiscal year 2011 was $958,000, a decrease of $350,000 (27%) compared to that reported in the second quarter of fiscal year 2010. The decrease was attributable to the decreased gross revenues during the second quarter of fiscal year 2011. Gross profit for the Compliance and Environmental business segment for the second quarter of fiscal year 2011 was $998,000, an increase of $1,106,000 compared to that reported in the second quarter of fiscal year 2010. The increase is due to the improved operating margins resulting from cost restructuring on additional contract work and the contribution by Advent gross profit of approximately $581,000. Gross profit for the Professional Services business segment for the second quarter of fiscal year 2011 was $677,000, an increase of $192,000 (40%) compared to that reported in the second quarter of fiscal year 2010. The increase is attributable to the increased gross revenue mentioned above. Gross profit for the National Security business segment for the second quarter of fiscal year 2011 was $853,000, an increase of $810,000 compared to that reported in the second quarter of fiscal year 2010. The increase was due to the increase in gross revenue and contribution of a gross profit of $21,000 by PPS.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Selling, general and administrative expenses decreased by $243,000 (11%) during the second quarter of fiscal year 2011 compared to that reported in the second quarter of fiscal year 2010. The decrease was primarily due to reduced staffing costs during the quarter as a result of the staff reductions in fiscal year 2010.
Operating income for the second quarter of fiscal year 2011 was $1,491,000, an increase of $2,001,000 from that reported for the second quarter of fiscal year 2010. The increase is attributable to the increased gross revenues and improved operating margins in the Compliance and Environmental, National Security, and Professional Services business segments during the quarter as well as lower selling and general and administrative expenses.
Interest income for the second quarter of fiscal year 2011 was $38,000, an increase of $5,000 from that reported in the second quarter of fiscal year 2010. The increase is due to interest accrued on the Company’s notes receivable, which become due within the next twelve months.
Interest expense for the second quarter of fiscal year 2011 was $57,000, an increase of $48,000 from that reported in the second quarter of fiscal year 2010. The increase is due to the financing of the Company’s corporate insurance policies, interest on the notes payable to the sellers of Advent and PPS, as well as interest costs associated with the utilization of the Company’s line of credit to fund working capital growth during the quarter.
Income tax expense for the second quarter of fiscal year 2011 was $548,000, a $734,000 increase compared to the $186,000 tax benefit reported in the second quarter of fiscal year 2010. The increased in income tax expense was primarily due to an increase in pre-tax book income. During the second quarter of fiscal year 2010, pre-tax book income was a loss of $486,000 compared to income of $1,472,000 during the second quarter of fiscal year 2011. The effective tax rates were 37% and 38% for the second quarter of fiscal year 2011 and 2010, respectively.
Versar’s net income for the second quarter of fiscal year 2011 was $924,000 compared to a net loss of $300,000 in the second quarter of fiscal year 2010.
First Six Months Comparison of Fiscal Year 2011 and 2010
GROSS REVENUE
(in thousands)

	For the Six-Month Periods Ended
	December 31,	December 25,	Net
Business Segment	2010	2009	Change
Program Management	$27,130	$31,865	(4,735)
Compliance and Environmental	17,315	6,932	10,383
Professional Services	6,771	5,868	903
National Security	19,988	4,436	15,552

	$71,204	$49,101	22,103

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross revenue for the first six months of fiscal year 2011 were $71,204,000, an increase of $22,103,000 (45%) compared to gross revenue in the first six months of fiscal year 2010. Thirty-eight percent of the increase primarily resulted from the non-recurring equipment sale attributable to the Company’s Tooele project in the National Security business segment. Approximately fifty percent of the increase in gross revenue was attributable to the contributions of Advent and PPS and the balance from existing operations. Gross revenues in the Program Management business segment for the first six months of fiscal year 2011 were $27,130,000, a decrease of $4,735,000 (15%) compared to that reported in the first six months of fiscal year 2010. The decrease is primarily due to reduced construction work in the United States and reduced Title II work in Iraq. This decrease was in part offset by higher revenues as a result of the recent contract award with the U.S. Army’s TF SAFE contract in Iraq late in the first quarter of fiscal year 2011 and the future expansion of its telecommunications and technology business with the Department of Defense and various commercial clients. Gross revenues for the Compliance and Environmental Programs business segment for the first six months of fiscal year 2011 were $17,315,000, an increase of $10,383,000 (150%) compared to that reported in the first six months of fiscal year 2010. The increase is due to increased gross revenue associated with the Company’s military munitions response programs for the U.S. Army and the additional revenue of approximately $8,871,000 attributable to the gross revenue from Advent. Gross revenues for the Professional Services business segment for the first six months of 2011 was $6,771,000, an increase of $903,000 (15%) compared to that reported in the first six months of fiscal year 2010. The increase is attributable to additional task order work performed during the first six months of fiscal year 2011. Gross revenues for the National Security business segment for the first six months of fiscal year 2011 were $19,988,000, an increase of $15,552,000 (351%) compared to that reported for the first six months of fiscal year 2010. The increase is primarily due to a one-time subcontracted revenue of approximately $8,400,000 attributable to the Tooele project and increased revenue from work to support Nellis AFB and Ft. Irwin range clean up and gross revenue of approximately $2,272,000 from PPS.
Purchased services and materials increased by $12,988,000 (50%) in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010. The increase is primarily attributable to the increase in gross revenue in the National Security business segment mentioned above.
Direct costs of services and overhead include the cost to Versar of direct and overhead staff, including recoverable and unallowable costs that are directly attributable to contracts. Direct costs of services and overhead increased by $6,825,000 (36%) in the first six months of fiscal year 2011 compared to that reported in the first six months of fiscal year 2010. Approximately 55% of the increase is attributable to the additional costs and overhead of Advent and PPS. Such additional costs were incurred in the Compliance and Environmental and National Security business segments, respectively.
Gross profit for the first six months of fiscal year 2011 was $6,371,000, an increase of $2,290,000 (56%) compared to that reported in the first six months of fiscal year 2010. The increase is primarily due to improved operating performance in the Compliance and Environmental and National Security business segments.
GROSS PROFIT
(in thousands)

	For the Six-Month Periods Ended
	December 31,	December 25,	Net
Business Segment	2010	2009	Change
Program Management	$2,273	$3,180	(907)
Compliance and Environmental	1,553	(160)	1,713
Professional Services	1,129	929	200
National Security	1,416	132	1,284

	$6,371	$4,081	2,290

Gross profit for the Program Management business segment for the first six months of fiscal year 2011 was $2,273,000, a decrease of $907,000 (29%) compared to that reported in the first six months of fiscal year 2010. The decrease was attributable to the decreased gross revenue during the first six months of fiscal year 2011. Gross profit for Compliance and Environmental business segment for the first six months of fiscal year 2011 was $1,553,000, an increase of $1,713,000 compared to that reported in the first six months of fiscal year 2010. The increase is due to improved operating margins and additional gross profit from Advent of approximately $721,000. Gross profit for the Professional Services business segment for the first six months of fiscal year 2011 was $1,129,000, an increase of $200,000 (22%) compared to that reported in the first six months of fiscal year 2010. The increase is attributable to the increased gross revenue mentioned above. Gross profit for the National Security business segment for the first six months of fiscal year 2011 was $1,416,000, an increase of $1,284,000 from than that reported in the first six months of fiscal year 2010. The increase was due to the increase in gross revenue and a gross profit contribution of $174,000 from PPS.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Selling, general and administrative expenses decreased by $209,000 (5%) during the first six months of fiscal year 2011 compared to that reported in the first six months of fiscal year 2010. The decrease was primarily due to reduced staffing costs during the second quarter of fiscal year 2011.
Operating income for the first six months of fiscal year 2011 was $2,367,000, an increase of $2,499,000 from that reported for the first six months of fiscal year 2010. The increase is attributable to the increased gross revenues and improved operating margins in the Compliance and Environmental, National Security, and Professional Services business segments.
Interest income for the first six months of fiscal year 2011 was $120,000, an increase of $55,000 from that reported for the first six months of fiscal year 2010. The increase is due to interest accrued on the Company’s notes receivable, which become due within the next twelve months.
Interest expense for the first six months of fiscal year 2011 was $100,000, an increase of $78,000 from that reported in the first six months of fiscal year 2010. The increase is due to the financing of the Company’s corporate insurance policies, interest on the notes payable to the sellers of Advent and PPS, as well as interest costs associated with the utilization of the Company’s line of credit to fund working capital growth during the second quarter of fiscal year 2011.
Income tax expense for the first six months of fiscal year 2011 was $924,000, a $950,000 increase from $26,000 tax benefit reported in the first six months of fiscal year 2010. The effective tax rates were 39% and 29% for the first six months of fiscal year 2011 and 2010, respectively.
Versar’s net income for the first six months of fiscal year 2011 was $1,463,000 compared to a net loss of $63,000 in the first six months of fiscal year 2010.
Liquidity and Capital Resources
The Company’s working capital as of December 31, 2010 was approximately $17,128,000, compared to $15,330,000 at June 25, 2010. The Company’s current ratio at December 31, 2010 was 1.62, compared to 1.72 reported on June 25, 2010. The Company’s financial ratios decreased slightly due to the increase in business volume resulting in higher accounts receivable and accounts payable in the second quarter during the first six months of fiscal year 2011. We anticipate that this is a temporary trend which will reverse as receivables are realized and payables are reduced.
During the first six months of fiscal year 2011, the Company’s operating activities provided approximately $899,000 cash flow. In addition, the Company invested $747,000 primarily in property, plant and equipment. Such uses in cash were funded through existing cash balances as well as financing approximately $565,000 from the Company’s line of credit.
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5% (interest rate was 4.5% at December 31, 2010). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of December 31, 2010 and June 25, 2010, the Company had approximately $565,000 and zero balance, respectively, in outstanding borrowings and was in compliance with the financial covenants of the credit facility. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at December 31, 2010 was approximately $9 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company believes that its current cash balances along with anticipated cash flows from operations, and short term utilization of the Company’s line of credit, will be sufficient to meet the Company’s liquidity needs during the current fiscal year. Expected capital requirements for fiscal year 2011 are approximately $600,000, primarily for upgrades to maintain the Company’s existing information technology systems and facility improvements. These capital requirements will be funded through existing working capital. Other major cash commitments for the remainder of fiscal year 2011 are notes payable of approximately $737,000 and earn-out liabilities related to the acquisitions of Advent and PPS.
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
Allowance for doubtful accounts: Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability and collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. The Company further evaluated its current notes receivable and anticipated full payment of principal and interest in accordance with the note payment terms.
Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables. All receivables over 60 days old are reviewed as part of this process.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05, the Company estimated the costs to clean up the laboratory and return it to its original state at a fair value of approximately $497,000. The Company has accreted the asset retirement obligation to $662,600 at December 31, 2010. Approximately $50,000 and $100,000 of amortization and accreation expense was recorded in the three months and the first six months of fiscal year 2010, respectively.
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
Share-based compensation: The Company records stock based compensation in accordance with the fair value provisions of ASC 718-10-1. This statement requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).
In the first six months of fiscal year 2011, the Company awarded 24,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year and 27,500 shares to Board members for their service in fiscal year 2011. In the first six months of fiscal year 2011, the Company recorded compensation expense of $80,000.
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
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for the Company). Disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.
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
Business Segments
Versar currently operates in four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security.

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
During the second quarter of fiscal year 2011, employees of the Company surrendered shares of common stock to the Company to pay tax withholding obligations upon vesting of restricted shares. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares that May
			Total Number of Shares	Yet Be
	Total Number	Average Price	Purchased as Part of	Purchased Under
	of Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs

October 1-31, 2010	428	$2.54	—	—

Total	428	$2.54	—	—

Item 6	— Exhibits

Exhibit No.	Description

10.1
Ninth modification agreement of the revolving commercial note, dated September 30, 2010, between Registrant and United Bank (incorporated by reference to exhibit 10.1 to the Company’s periodic report on Form 10Q filed on November 8, 2010).

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC. (Registrant)
By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ May K. Tom
May K. Tom
Vice President, Finance and Assistant Treasurer Principal Accounting Officer
Date: February 14, 2011