Form 10-Q
period 2011-04-01
VERSAR INC
filed 2011-05-16
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended April 1, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2011

$.01 par value	9,340,224

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, except share and per share data)

	April 1,	June 25,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,966	$1,593
Accounts receivable, net	30,141	26,807
Inventory, net	1,487	1,293
Notes receivable, current	1,012	1,146
Prepaid expenses and other current assets	2,589	2,449
Deferred income taxes, current	1,277	904
Income tax receivable	1,646	2,339

Total current assets	40,118	36,531

Notes receivable, non-current	—	187
Property and equipment, net	3,843	3,970
Deferred income taxes, non-current	348	619
Goodwill	5,758	5,758
Intangible assets, net	1,620	1,885
Other assets	807	914

Total assets	$52,494	$49,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$2,353	$—
Accounts payable	9,179	12,422
Accrued salaries and vacation	2,386	2,091
Accrued bonus	1,559	424
Other current liabilities	4,806	3,877
Notes payable, current	2,202	2,387

Total current liabilities	22,485	21,201

Notes payable, non-current	—	1,059
Deferred income taxes, non-current	103	—
Other long-term liabilities	1,123	1,187

Total liabilities	23,711	23,447

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,546,974 shares and 9,467,324 shares issued; 9,307,079 shares and 9,258,617 shares outstanding	95	95
Capital in excess of par value	28,698	28,474
Retained earnings (accumulated deficit)	1,413	(679)
Treasury stock, at cost (239,895 and 208,707 shares, respectively)	(1,125)	(1,021)
Accumulated other comprehensive loss	(298)	(452)

Total stockholders’ equity	28,783	26,417

Total liabilities and stockholders’ equity	$52,494	$49,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands, except per share amounts)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010

GROSS REVENUE	$31,487	$24,355	$102,691	$73,456
Purchased services and materials, at cost	14,457	13,750	53,565	39,870
Direct costs of services and overhead	12,818	9,346	38,443	28,246

GROSS PROFIT	4,212	1,259	10,683	5,340

Selling, general and administrative expenses	(2,380)	(2,256)	(6,384)	(6,469)
Other expense	(464)	(1,269)	(564)	(1,269)

OPERATING INCOME (LOSS)	1,368	(2,266)	3,735	(2,398)

OTHER EXPENSE (INCOME)
Interest income	(35)	(41)	(155)	(106)
Interest expense	44	25	144	47

INCOME (LOSS) BEFORE INCOME TAXES	1,359	(2,250)	3,746	(2,339)

Income tax expense (benefit)	730	(733)	1,654	(759)

NET INCOME (LOSS)	$629	$(1,517)	$2,092	$(1,580)

NET INCOME (LOSS) PER SHARE — BASIC	$0.07	$(0.16)	$0.23	$(0.17)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.07	$(0.16)	$0.23	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,270	9,224	9,247	9,107

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,302	9,224	9,270	9,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Nine-Months Ended
	April 1, 2011	March 26, 2010
Cash flows from operating activities
Net income (loss)	$2,092	$(1,580)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,191	788
Loss on sale of property and equipment	19	—
Provision for doubtful accounts receivable	569	100
Gain on life insurance policy cash surrender value	(89)	(203)
Share based compensation	127	279
Deferred taxes	(111)	44
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(4,377)	1,523
Increase in prepaid expenses and other assets	(15)	(4,060)
Decrease in income tax receivable	693	—
Increase in inventories	(110)	(113)
(Decrease) increase in accounts payable	(2,721)	3,147
Increase in accrued salaries and vacation	294	524
Increase (decrease) in accrued bonus	1,135	(914)
Increase in other liabilities	1,883	2,001

Net cash provided by operating activities	580	1,536

Cash flows from investing activities
Purchase of property and equipment	(851)	(1,124)
Payment for Advent, net of cash acquired	—	(498)
Payment for PPS, net of cash acquired	—	(4,380)
Premium paid on life insurance policies	(36)	(36)
Investments in notes receivable	—	(950)
Proceeds from notes receivable	321	—

Net cash used in investing activities	(566)	(6,988)

Cash flows from financing activities
Borrowings on line of credit	27,189	—
Repayments on line of credit	(24,836)	—
Proceeds from issuance of common stock	—	1
Purchase of treasury stock	(3)	(56)
Repayment of notes payable	(2,041)	—

Net cash provided by (used in) financing activities	309	(55)

Effect of exchange rate changes on cash and cash equivalents	50	(39)

Net increase (decrease) in cash and cash equivalents	373	(5,546)
Cash and cash equivalents at the beginning of the period	1,593	8,400

Cash and cash equivalents at the end of the period	$1,966	$2,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited — in thousands)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010

NET INCOME (LOSS)	$629	$(1,517)	$2,092	$(1,580)
Change in foreign currency adjustment	20	56	154	(38)

Comprehensive income (loss)	$649	$(1,461)	$2,246	$(1,618)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(A) Basis of Presentation
The accompanying (a) condensed consolidated balance sheet as of June 25, 2010, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and Regulation S-X and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements or those normally made in Versar, Inc.’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 25, 2010 for additional information.
The accompanying condensed consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company’s customary accounting practices. Certain adjustments to the financial statements are necessary for fair presentation and are of a normal recurring nature as part of the operations of the business. In the opinion of management, the information reflects all adjustments necessary for a fair presentation of the Company’s consolidated financial position as of April 1, 2011, and the results of operations for the nine-month and three-month periods ended April 1, 2011 and March 26, 2010. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.
The Company’s fiscal year is based upon a 52 — 53 week calendar, ending on the Friday nearest June 30. The fiscal year ending July 1, 2011 is a 53 week period and fiscal year ended June 25, 2010 is a 52 week period.
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
(C) Contract Accounting
Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of allowable costs or collectability. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realized value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Management reviews outstanding receivables on a regular basis and assesses the need for reserves taking into consideration past collection history and other events that bear on the collectability of such receivables.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(D) Income Taxes
As of April 1, 2011 and June 25, 2010, the Company had approximately $1.6 million and $1.5 million, respectively, in net deferred income tax assets, which primarily relate to temporary differences between financial statement and income tax reporting. Such differences include depreciation, deferred compensation, accruals and reserves. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.
(E) Debt
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5% (interest rate was 4.5% at April 1, 2011). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of April 1, 2011, the Company had approximately $2,353,000 in outstanding borrowings and was in compliance with the financial covenants of the credit facility. The Company had no outstanding borrowings under this line of credit as of June 25, 2010. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at April 1, 2011 was approximately $7.2 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured mainly by accounts receivable and equipment plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.
As part of the PPS acquisition in January 2010, the Company issued notes payable with principal amounts totaling $940,000, which are payable quarterly over a two year period and bear interest of 5%. As part of the Advent acquisition in March 2010, the Company issued notes payable with principal amounts totaling $1,750,000, which are payable quarterly over a two year period and bear interest of 5%. At April 1, 2011, the principal balances of the notes payable were approximately $522,000 and $875,000 for PPS and Advent, respectively. Principal plus accrued interest are included in notes payable current in the accompanying balance sheet.
(F) Notes Receivable
In June and July 2009, the Company provided interim debt financing to General Power Green Energy, LLC (GPC) to fund certain GPC project start up costs. The project involves the construction of a 15 mega watt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. The note has a current principal balance of $550,000, carries an annual interest rate of 10%, currently is due in full in May 2011 (recently extended from a due date of March 31, 2011) and is secured by the assets of GPC. Accrued interest receivable on the GPC note is approximately $87,000, at April 1, 2011. Versar received a 20% ownership interest in GPC in connection with providing the loan. As of April 1, 2011 and June 30, 2010, the carrying value of this 20% interest was $0.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
In July 2009, the Company provided a $750,000 loan to Lemko Corporation (Lemko) for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the loan to Lemko through September 30, 2011, and agreed to equal quarterly payments commencing on December 31, 2010 of $187,500 plus accrued interest. In August 2010, Lemko paid approximately $62,000 in interest due on the note. In December 2010, Lemko paid $187,500 in principal plus outstanding interest of approximately $32,000. In March 2011, Lemko paid the second installment of $187,500 in principal plus accrued interest of approximately $16,000. At April 1, 2011, outstanding principal on the Lemko note was $375,000. In connection with the May 28, 2010 extension of the loan agreement, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company has determined the fair value of the warrants is immaterial and has not assigned a value to them.
Because the Company only has two notes receivable within its portfolio of financing receivables, the methodology for determining the allowance for doubtful accounts is based on the review of specific facts and circumstances of both the receivables and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrowers and the borrowers’ industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes receivable by the borrower. A reserve against the notes receivable will be recorded when there is a specific risk of collectability. A write-off of a note receivable will occur when it has been deemed uncollectable, based on management’s judgment. Management’s collectability analysis has concluded that no allowance for doubtful accounts is appropriate as of April 1, 2011. During the nine-month periods ended April 1, 2011 and March 26, 2010, there were no changes to the allowance for doubtful accounts for the GPC and Lemko notes receivable because the Company did not deem it necessary to record any reserves for these notes during these periods.
(G) Intangible Assets
As part of the acquisitions of Professional Protection Systems Limited (“PPS”) and Advent Environmental, Inc. (“Advent”) in fiscal year 2010, the Company recorded intangible assets of $1,311,000 and $678,000, respectively. The intangible assets for PPS and Advent are being amortized over a 7 year and 5 year period, respectively, and consist of the following:
Intangible Assets
(In thousands)

			April 1, 2011
	PPS	Advent	Balance
Customer Related Intangibles	$329	$512	$841
Marketing Related Intangibles	142	166	308
Technology Related Intangibles	840	—	840

Total Intangible Assets	$1,311	$678	$1,989

Accumulated Amortization	(233)	(136)	(369)

Net Intangible Assets	$1,078	$542	$1,620

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Amortization expense of intangible assets was $80,700 and $242,300 for the three and nine month periods ending April 1, 2011, respectively. Expected future amortization expense is as follows (in thousands):

Fiscal Years	Amount
(in thousands)
2011 (3 months)	$81
2012	323
2013	323
2014	323
2015	289
Thereafter	281

Total	$1,620

Goodwill: The carrying value of goodwill is approximately $5,758,000 as of April 1, 2011 relating to the acquisition of Versar Global Solutions, Inc., PPS, Limited and Advent. In performing its goodwill impairment analysis in the fourth quarter of each fiscal year or when a triggering event occurs that may indicate possible impairment, management utilizes a market-based valuation approach in addition to discounted cash flows to determine the estimated fair value of the acquired entities in the business segments where those entities reside. Management engages outside professionals and valuation experts annually, as necessary, to assist in performing this analysis and will test more often if events and circumstances warrant it. Should the business segment’s financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow. No impairment charges were recorded in the three- and nine-month periods ended April 1, 2011 or March 26, 2010.
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

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Weighted average common shares outstanding — basic	9,269,633	9,224,425	9,246,675	9,106,784

Effect of assumed exercise of options and vesting of restricted stock awards (treasury stock method)	31,940	—	23,575	—

Weighted average common shares outstanding — diluted	9,301,573	9,224,425	9,270,250	9,106,784

For the three month periods ended April 1, 2011 and March 26, 2010, options to purchase approximately 163,000 and 270,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine-month periods ended April 1, 2011 and March 26, 2010, options to purchase approximately 163,000 and 300,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(I) Common Stock
The Company has an Employee Stock Purchase Plan (ESPP) to allow eligible employees of Versar the opportunity to acquire an ownership interest in the Company’s common stock. As amended, the ESPP permits employees to purchase shares of Versar common stock from the open market at 95% of its fair market value. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.
(J) Share-Based Compensation
In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). Directors, officers, and employees of the Company and its affiliates may be granted incentive awards to directors, officers, and employees of the Company and to affiliates and service providers to the Company. Under the 2010 Plan, although only employees may receive stock options classified as “incentive stock options”, also known as ISO’s. One million shares of common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The per share exercise price for options and SARS granted under the 2010 Plan shall be established by the Committee. However, the per share exercise price shall not be less than 100% of the fair market value of the common stock on the date of the grant. At April 1, 2011, there were approximately 992,000 shares available for future issuance under the 2010 Plan.
The Company also maintains the Versar 2005 Stock Incentive Plan (the “2005 Plan”), Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”). There are no shares available for future grants under these plans.
During the first nine months of fiscal year 2011, the Company awarded 51,500 shares of restricted stock to executive officers, employees and Board members. The awards were issued pursuant to the Versar, Inc. 2002, 2005 and 2010 Plans and they vest over a period of one to two years following the date of grant. Share-based compensation expense relating to all outstanding restricted stock and option awards totaled $127,000 and $279,000 for the nine months ended April 1, 2011 and March 26, 2010, respectively. Share-based compensation expense for the three-month periods ended April 1, 2011 and March 26, 2010 was $58,000 and $69,000, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Condensed Consolidated Statements of Operations.
A summary of activity under the Company’s stock incentive plans for both ISOs and non-qualified options as of April 1, 2011 and during the nine-month period ending April 1, 2011is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	($000)
Outstanding at June 26, 2010	419	$3.27
Exercised	(45)	2.25
Cancelled	(105)	—

Outstanding at April 1, 2011	269	$3.26	2.94 yrs.	$106

Exercisable at April 1, 2011	269	$3.26	2.94 yrs.	$106

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(K) New Accounting Pronouncements
Recently Adopted Accounting Guidance during Nine-Months Ended April 1, 2011
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. During the nine-months ended April 1, 2011, the Company adopted this accounting guidance. On December 31, 2010, the Company began to disclose the required information about the credit quality of its receivables. On January 1, 2011, the Company began to disclose the required information about the activity of its allowance for doubtful accounts. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature. Refer to Note F for enhanced disclosure on the Company’s financing receivables as required by the adoption of this new guidance.
Recently Issued Accounting Guidance
In December 2010, the FASB issued authoritative guidance on the goodwill impairment test for reporting units with zero or negative carrying amounts. The new accounting guidance modifies step 1 of the impairment test whereby an entity should consider whether there are any adverse qualitative factors that may exist that would indicate it is more likely than not that a goodwill impairment exists. This may result in companies reporting goodwill impairments sooner as compared to under the current accounting guidance. This new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and will apply to the Company beginning with its fiscal year starting July 2, 2011. Early adoption of this guidance is not permitted. The Company will evaluate the impact of this guidance on its financial condition, and results of operation upon adoption.
In December 2010, the FASB issued interpretive guidance on the pro forma revenue and earnings disclosure requirements for business combinations. The interpretive guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period. Also, supplemental pro forma disclosures should be expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new accounting guidance is effective for a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (which is June 30, 2011 for the Company). Early adoption of this guidance is permitted. The Company will implement this guidance for any future business combinations.
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

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
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
The Company currently has four separate business segments. Goodwill impairment is tested at the reporting unit level. During this reporting period, goodwill is associated with the Program Management business segment, PPS, which is part of the National Security business segment and Advent, which is part of the Compliance and Environmental Programs business segment. The Company determines the fair value of these business segments based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company conducts the goodwill impairment analysis annually during the fourth quarter of the fiscal year, and upon the occurrence of certain triggering events. No such triggering events occurred during the nine-month periods ended April 1, 2011 or March 26, 2010.
The Company tests for the impairment of long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of the long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. In fiscal year 2011, there have been no triggering events associated with reporting units carrying long-lived assets and thus no impairment analysis was conducted during the period.
The Company records its earn-out liabilities associated with previous acquisitions (refer to Note N) at fair value on a recurring basis. This is a Level 3 liability based on the Company’s use of estimated cash flows in order to estimate the fair value as of each reporting date. As of April 1, 2011 and June 25, 2010, the Company estimated the fair value of these earn-out liabilities to be $1,144,000 and $543,000, respectively. The following table sets forth the reconciliation of changes in fair value measurements of this Level 3 liability:

Level 3
(in thousands)
Balance at June 26, 2010	$543
Issuances	—
Settlements	—
Changes in fair value	564
Effect from foreign currency translation	37
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at April 1, 2011	$1,144

The carrying amounts of Versar’s cash and cash equivalents, accounts receivable, notes receivable, line of credit, accounts payable notes payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(M) Inventory
Inventory includes the following as of:

	April 1, 2011	June 25, 2010
	(In thousands)
Raw materials	$693	$522
Demo stock	149	—
Work in process	—	44
Finished goods	645	727

Total	$1,487	$1,293

(N) Other Current Liabilities
Other current liabilities include the following as of:

	April 1, 2011	June 25, 2010
	(In thousands)
Earn-out liabilities	$1,144	$543
Payroll related withholdings	1,672	1,168
Accrued other	215	401
Deferred rent	385	413
Severance accrual	212	178
Asset retirement obligation	663	636
Other miscellaneous liabilities	515	538

Total	$4,806	$3,877

The increase in the earn-out liabilities as of April 1, 2011 was a result of the Company’s measurement on that date of the fair value of the contingent consideration related to previous acquisitions. The increase is a result of an increase in performance of the acquired businesses. The Company has recorded this change, net of foreign currency translation adjustments, of $464,000 and $564,000 as other expenses on the statement of operations during the three- and nine-month periods ended April 1, 2011, respectively.
Accrued other includes accrued legal, audit, VAT tax liability and foreign subsidiary obligations. Other miscellaneous liabilities include foreign entity obligations and other miscellaneous items.
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
These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operate as evaluated by the chief operating decision maker for which discrete financial information is available for these segments.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
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
Summary of financial information for each of the Company’s segments follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010

GROSS REVENUE
Program Management	$14,608	$13,993	$41,738	$45,858
Compliance and Environmental Programs	6,528	2,956	23,843	9,888
Professional Services	3,471	3,293	10,242	9,161
National Security	6,880	4,113	26,868	8,549

	$31,487	$24,355	$102,691	$73,456

GROSS PROFIT(A)
Program Management	$2,555	$1,110	$4,895	$4,290
Compliance and Environmental Programs	732	(284)	2,301	(444)
Professional Services	528	520	1,674	1,449
National Security	397	(87)	1,813	45

	4,212	1,259	10,683	5,340

Selling, general and administrative expenses	(2,380)	(2,256)	(6,384)	(6,469)
Other expenses	(464)	(1,269)	(564)	(1,269)

OPERATING INCOME (LOSS)	1,368	(2,266)	3,735	(2,398)

OTHER EXPENSE (INCOME)
Interest income	(35)	(41)	(155)	(106)
Interest expense	44	25	144	47

INCOME (LOSS) BEFORE INCOME TAXES	$1,359	$(2,250)	$3,746	$(2,339)

(A)	Gross profit is defined as gross revenue less purchased services and materials and direct costs of services and overhead.

VERSAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Periods Ended
	April 1,	June 25,
	2011	2010
	(In thousands)
IDENTIFIABLE ASSETS
Program Management	$15,455	$13,072
Compliance and Environmental Programs	8,781	9,386
Professional Services	3,632	3,349
National Security	14,664	13,271

Subtotal	42,532	39,078

Corporate and Other	9,962	10,786

Total Assets	$52,494	$49,864

(P) Additional Financial Information
Additional information related to the Company’s consolidated cash flow statements is provided below:

	For the Nine-Months Ended
	April 1, 2011	June 25, 2010
	(In thousands)
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$37
Income taxes	934	1,416

Supplemental disclosures of non-cash investing and financing activities:
Exercise of stock options	101	238
Acquisition of treasury stock	(101)	(238)
Issuance of notes payable for acquisition	—	2,690
Issuance of stock for acquisition	—	240

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview:
We are a global project management company providing sustainable solutions to government and commercial clients in construction management, environmental services, munitions response, telecommunications, and energy. We provide tailored and secure solutions in harsh environments and offer specialized abilities in rapid response, classified projects, and hazardous material management.
We are a full-service company with 13 offices in the continental United States and five offices overseas. We focus on both organic and acquisitive growth to expand our revenue base, diversify our geographic reach, and increase our service offerings. As of April 1, 2011 we had approximately 520 employees worldwide.
We derive our revenue from project management services related to construction management, environmental services, munitions response, telecommunications, and energy in four primary service areas: Program Management, Compliance and Environmental, Professional Services, and National Security. As a service-based company, our revenue is primarily derived through the provision of labor based services, rather than capital intensive service offerings. Our revenue opportunities are driven by our ability to retain existing clients and attract new ones, providing quality and responsive project management at competitive rates and identifying and retaining a qualified team of employees. We provide our Project Management services to various industries that serve both government and commercial clients. Our largest client is the Department of Defense, which accounts for approximately 80% of our aggregate revenue base. A summary of revenue generated from the Company’s client base is as follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Department of Defense	$24,970	$18,706	$81,643	$58,571
Other Federal Government	2,057	1,776	7,279	4,731
State and Local	1,709	1,003	5,639	3,604
Commercial	2,751	2,870	8,130	6,550

	$31,487	$24,355	$102,691	$73,456

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our reportable segments consist of Program Management, Compliance and Environmental, Professional Services, and National Security. These segments reflect a mix of business that we believe will provide sustained growth and profitability while retaining strong technical capabilities and are further described below:
Program Management: The Program Management business segment is the largest component of the Company’s business base. During fiscal year 2011, the Program Management business segment performed construction related services in Iraq, Afghanistan, the United Arab Emirates, and the continental United States. These programs include our Air Force construction management and quality assurance work to support the rebuilding efforts in Iraq and Afghanistan and our Task Force Safe project conducting electrical inspections and personal services support contract with the U.S. Army Corps of Engineers in Iraq. We also provide personnel to the U.S. Army to manage quality assurance on Army projects in Iraq and infrastructure related construction work in the United States. Our program management services related to telecommunications also resides in this business segment.
Compliance and Environmental: The Company provides full service support for regulatory compliance programs involving air, water, cultural resources, chemical, and transportation industries. The Company has supported the Environmental Protection Agency for the past 25 years providing technical risk assessments and peer reviews for pollution prevention. Furthermore, the Company provides support to the U.S. Army Corps of Engineers and many local municipal entities to help with environmental compliance, biological assessments, resource management, and greenhouse gas emission inventories and mitigation strategies.
Professional Services: The Company provides onsite environmental management and professional services to over 20 Department of Defense (DoD) installations and industrial facilities. Our onsite professional services are an increasingly attractive alternative as DoD shifts emphasis to its core military mission. The Company’s Professional Services business segment has grown to over 100 professional and administrative onsite support staff and is focused on obtaining larger contract opportunities to further expand our client base.
National Security: The Company provides national security services primarily through the operations of our subsidiaries GEOMET Technologies, LLC (“GEOMET”) and Professional Protections Services, Ltd. (“PPS”). The National Security business segment operates in several defense markets with specialization in Chemical and Biological services including personal protective product manufacturing, testing and laboratory services. In addition the Company’s contracts in Unexploded Ordnance (UXO) and Military Munitions Response Programs (MMRP) in California and Nevada reside in this business segment.
The following table represents our revenue by reportable segment:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
GROSS REVENUE
Program Management	$14,608	$13,993	$41,738	$45,858
Compliance and Environmental	6,528	2,956	23,843	9,888
Professional Services	3,471	3,293	10,242	9,161
National Security	6,880	4,113	26,868	8,549

	$31,487	$24,355	$102,691	$73,456

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our quarterly and annual revenue, expenses and operating results have and may continue to fluctuate significantly because of a number of factors including:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	Failure to effectively integrate acquired businesses into our business model;

•	The cost of compliance for the Company’s laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment;

•	Federal funding delays due to wars in Iraq and Afghanistan;

•	Loss of small business status; and

•	Federal government funding lapse or shutdown.
Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses and have a material adverse effect on our share price.
Business Trends
General: In the third quarter of fiscal year 2011 we delivered solid financial results that reflected improvement in net income and revenue compared to the same quarter last year. Our improved performance was driven by both an aggressive growth strategy and cost reduction efforts targeted on our fixed and controllable expenses. We continue to invest heavily in business development activities and our internal technology infrastructure, and we recognized increased revenue from our acquisitions completed during the third quarter of FY 2010. The Company remains focused on identifying additional complementary businesses to integrate into its existing business segments to compliment organic growth and strengthen the Company’s overall depth and backlog.
We foresee continued pressure and weakness in the United States and World economy with slow and gradual economic recovery. During periods of economic uncertainty and volatility, our Federal government business has historically been the most stable and predictable. However, the growing Federal deficit and uncertainty in our Federal government and Department of Defense future budgets may impact our future revenue and we have experienced some delays in project funding and contract awards.
Department of Defense: Our Department of Defense business grew 33% in the third quarter of fiscal year 2011 compared to the same quarter last year. The revenue growth resulted from our recent acquisition of Advent Environmental in March of 2010 and increased activities from our United States Corps of Engineers (“USACE”) projects at Ft. Irwin in California and Joint Base Lewis McCord in Washington State. In addition, our large chemical demilitarization project in Tooele, Utah (“Tooele Project”) has added $11.2 million revenue during the nine-month period ended April 1, 2011 as compared to last year. However, the completion of our Title II quality assurance work for the Air Force Center of Engineering Excellence (“AFCEE”) in Iraq partially offset our growth.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Federal Government: Our other Federal government work consists of work for Federal agencies including but not limited to the Environmental Protection Agency (“EPA”), National Oceanic and Atmosphere Administration (“NOAA”), General Services Administration (GSA”), Department of Commerce (“DOC”) and Department of State (“DOS”). This sector, driven by two new awards with the EPA and one with NOAA, grew 16% in the third quarter of fiscal year 2011 compared to the same quarter last year.
State & Local: The sluggish U.S. economy continues to impact this sector of our business. During the third quarter of fiscal year 2011 this segment made up 5% of the Company’s business compared to 4% during the same period last year. Our largest clients in this sector are: The Maryland Department of Natural Resources, Horry County, South Carolina, Fairfax County, Virginia and the Maryland Transportation Authority.
Commercial: Our commercial work remained relatively stable over the last year. This segment made up 8% of the Company’s business during the first nine months of fiscal year 2011 compared to 9% during the same period of fiscal 2010. We provide indoor air and greenhouse gas consulting to clients such as Bank of America, local developers and Liberty Towers as part of the Telecommunications industry component of our Program Management segment.
Acquisitions
We continue to evaluate strategic acquisition opportunities as acquisitions are an important tenant of our growth strategy. In the third quarter of fiscal year 2010, the Company acquired Professional Protection Systems, Ltd. (“PPS”), located in Milton Keynes, United Kingdom and Advent Environmental, Inc. (“Advent”) headquartered in Charleston, South Carolina. PPS manufactures and sells personal protective equipment to the nuclear industry, including protective suits, decontamination showers, and emergency shelters. The acquisition of PPS enables the Company to cross sell Versar’s existing personal protective offerings along with PPS offerings internationally. PPS has been integrated into the Company’s National Security business segment’s existing line of personal protective equipment for chemical and biological protection. Advent is a full service environmental contractor and has significant capabilities in Military Munitions Response Plans (“MMRP”) and Unexploded Ordinance (“UXO”) clean up. The acquisition of Advent has provided the Company with access to several new contract vehicles within the Department of Defense. Advent has been integrated into the Company’s Compliance and Environmental business segment. The results of PPS and Advent were included in the Company’s financial results for the first nine months of fiscal year 2011.
While the Company’s gross revenue during the first nine months of fiscal year 2011 increased by 40% ($29.2 million) compared to the same period last year, approximately $14.0 million of the increase in revenue was attributable to the contribution from the operations of Advent and PPS.
Backlog
The Company’s firm backlog is identified as “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure. Based on past experience, the Company believes that at least 90% of funded backlog will be performed in the succeeding twelve month period.
As of April 1, 2011, funded backlog for the Company was approximately $71.0 million, a decrease of 6% compared to approximately $75.5 million as of March 26, 2010.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
The table below (in thousands) sets forth our results of operations for the three-month periods and nine-month periods ended April 1, 2011 and March 26, 2010

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
GROSS REVENUE	$31,487	$24,355	$102,691	$73,456
Purchased services and materials, at cost	14,457	13,750	53,565	39,870
Direct costs of services and overhead	12,818	9,346	38,443	28,246

GROSS PROFIT	$4,212	$1,259	$10,683	$5,340

GROSS PROFIT PERCENTAGE	13%	5%	10%	7%

Selling, general and administrative expenses	2,380	2,256	6,384	6,469
Other expense	464	1,269	564	1,269

OPERATING INCOME (LOSS)	1,368	(2,266)	3,735	(2,398)

OTHER EXPENSE (INCOME)
Interest income	(35)	(41)	(155)	(106)
Interest expense	44	25	144	47

INCOME (LOSS) BEFORE INCOME TAXES	$1,359	$(2,250)	$3,746	$(2,339)

Gross revenue for the third quarter of fiscal 2011 was $31.5 million, an increase of 29% compared to $24.4 million during the third quarter of last fiscal year. The Company benefited from its two acquisitions and strong performance from its Compliance and Environmental Programs and National Security business segments. Gross Revenue for the first nine months of fiscal 2011 was $102.7 million, an increase of 40% compared to $73.5 million during the same period as last fiscal year. The Company realized a large revenue gain from the new Tooele Chemical Demilitarization project during its second quarter of fiscal year 2011.
Purchased services and materials for the third quarter of fiscal 2011 was $14.5 million, an increase of 5% compared to $13.8 million during the third quarter of last fiscal year. Purchased services and materials for the first nine months of fiscal 2011 was $53.6 million, an increase of 34% compared to $39.9 million during the same period as last fiscal year. The increase was due to large subcontractor costs primarily related to the Tooele Chemical Demilitarization project.
Direct costs of services and overhead for the third quarter of fiscal 2011 was $12.8 million, an increase of 38% compared to $9.3 million during the third quarter of last fiscal year. Direct costs of services and overhead for the first nine months of fiscal 2011 was $38.4 million, an increase of 36% compared to $28.2 million during the same period as last fiscal year. The Company achieved higher direct labor utilization and revenue growth from three of its four business segments.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross profit for the third quarter of fiscal 2011 was $4.2 million, an increase of 223% compared to $1.3 million during the third quarter of last fiscal year. Gross profit for the first nine months of fiscal 2011 was $10.7 million, an increase of 102% compared to $5.3 million during the same period as last fiscal year. Gross profit benefited from higher revenue in all of our business units and from improved profit margins in our Compliance and Environmental Programs business segment, National Security business segment and the addition of the Task Force Safe contract in Iraq.
Selling, general and administrative expenses for the third quarter of fiscal 2011 was $2.4 million, no significant change as compared to $2.3 million during the third quarter of last fiscal year. Selling, general and administrative expenses for the first nine months of fiscal 2011 was $6.4 million, no significant change compared to $6.5 million during the same period as last fiscal year. Our cost reduction efforts, combined with ongoing efficiency improvements kept selling, general and administrative expenses flat even as our revenue grew 40% during the first nine months of fiscal year 2011. Selling, general and administrative also includes the severance reserve expense related to the recently departed Chief Financial Officer, which was $250,000 for both the third quarter and first nine months of fiscal 2011.
Other operating expenses for the third quarter of fiscal 2011 was $0.5 million as compared to $1.3 million during the third quarter of last fiscal year. Other operating expenses for the first nine months of fiscal 2011 was $0.6 million, as compared to $1.3 million during the first nine months of the last fiscal year. The operating expenses for the three- and nine-months ended April 1, 2011 was a result of the change in fair value of the contingent consideration related to previous acquisitions. The operating expenses for the three- and nine-months ended March 26, 2010 was a result of the Company’s cost for acquisitions during these periods.
Operating income for the third quarter of fiscal 2011 was $1.4 million as compared to an operating loss of $2.3 million during the third quarter of last fiscal year. Operating income for the first nine months of fiscal 2011 was $3.7 million as compared to an operating loss of $2.4 million during the first nine months of last fiscal year. The change from operating loss to operating income is attributable to the increased gross revenues and improved operating margins in all of the Company’s business segments.
Income tax expense for the third quarter of fiscal 2011 was $0.7 million as compared to income tax benefit of $0.7 million during the third quarter of last fiscal year. This change from income tax benefit to income tax expense was primarily due to the Company returning to profitability. During the third quarter of fiscal 2011, income before income taxes was $1.4 million compared to loss before income taxes of $2.3 million during the third quarter of last fiscal year. Income tax expense for the first nine months of fiscal 2011 was $1.7 million as compared to income tax benefit of $0.8 million during the first nine months of the last fiscal year. During the first nine months of fiscal 2011, income before income taxes was $3.8 million compared to loss before income taxes of $2.3 million during the first nine months of last fiscal year. The effective tax rates were 44% and 32% for the first three quarters of fiscal 2011 and 2010, respectively. The increase in the effective tax rate is a result of nondeductible expenses associated with the acquisition of Advent.
Net income for the third quarter of fiscal 2011 was $0.6 million as compared to net loss of $1.5 million during the third quarter of last fiscal year. Net income per share for the third quarter of fiscal 2011 was $0.07 as compared to net loss per share of $0.16 during the third quarter of last fiscal year. Net income for the first nine months of fiscal 2011 was $2.1 million as compared to net loss of $1.6 million during the first nine months of the last fiscal year. Net income per share for the first nine months of fiscal 2011 was $0.23 as compared to net loss per share of $0.17 during the first nine months of the last fiscal year. The change from net income and net income per share from net loss and net loss per share is due to returning to profitability driven by the increase in gross profit experienced in all of the Company’s business segments.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Additional Information by Reportable Segment
Program Management

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Gross Revenue	$14,608	$13,993	$41,738	$45,858
Purchased services and materials, at cost	8,274	9,908	24,661	31,287
Direct costs of services and overhead	3,779	2,975	12,182	10,281

Gross Profit	$2,555	$1,110	$4,895	$4,290
Gross Profit Percentage	17%	8%	12%	9%
Gross revenue for the third quarter of fiscal 2011 was $14.6 million, an increase of 4% compared to $14.0 million during the third quarter of last fiscal year. This increase is a result of the Task Force Safe contract in Iraq, offset by declines in the previous year’s Iraq Title II quality assurance work. Gross revenue for the first nine months of fiscal 2011 was $41.7 million, a decrease of 9% from $45.9 million during the same period as last fiscal year. The decrease is due to a decline in our United States construction activity.
Gross profit for the third quarter of fiscal 2011 was $2.6 million, an increase of 136% compared to $1.1 million during the third quarter of last fiscal year. Gross profit for the first nine months of fiscal 2011 was $4.9 million, an increase of 14% from $4.3 million during the same period as last fiscal year. These increases in gross profit are due to the Task Force Safe contract ramp up to its full potential and improved overall project management.
Compliance and Environmental Programs

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Gross Revenue	$6,528	$2,956	$23,843	$9,888
Purchased services and materials, at cost	2,562	892	12,175	3,079
Direct costs of services and overhead	3,234	2,348	9,367	7,253

Gross Profit	$732	$(284)	$2,301	$(444)
Gross Profit Percentage	11%	(10%)	10%	(4%)
Gross revenue for the third quarter of fiscal 2011 was $6.5 million, an increase of 117% compared to $3.0 million during the third quarter of last fiscal year. Gross revenue for the first nine months of fiscal 2011 was $23.8 million, an increase of 140% from $9.9 million during the same period as last fiscal year. These increases are a result of increased revenue from the Advent acquisition in fiscal 2010 and new awards in the Company’s risk assessment and regulatory component of this segment.
Gross profit for the third quarter of fiscal 2011 was $0.7 million, a substantial increase as compared to negative gross profit of $0.3 million during the third quarter of last fiscal year. Gross profit for the first nine months of fiscal 2011 was $2.3 million, a substantial increase from a negative gross profit of $0.4 million during the same period as last fiscal year. These increases in gross profit are primarily due to the overall higher labor utilization and improved performance in all of the Compliance and Environmental Programs business segment and the positive affect of the Advent acquisition completed during the third quarter of fiscal year 2010.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Professional Services

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Gross Revenue	$3,471	$3,293	$10,242	$9,161
Purchased services and materials, at cost	767	982	2,392	2,612
Direct costs of services and overhead	2,176	1,791	6.176	5,100

Gross Profit	$528	$520	$1,674	$1,449
Gross Profit Percentage	15%	16%	16%	16%
Gross revenue for the third quarter of fiscal 2011 was $3.5 million, an increase of 6% compared to $3.3 million during the third quarter of last fiscal year. Gross revenue for the first nine months of fiscal 2011 was $10.2 million, an increase of 11% from $9.2 million during the same period as last fiscal year. These increases are a result of realized revenue growth at the Company’s Joint Base Lewis McCord project in Washington State.
Gross profit for both the third quarters of fiscal 2011 and 2010 were $0.5 million. Gross profit for the first nine months of fiscal 2011 was $1.7 million, no material change from $1.5 million during the same period as last fiscal year.
National Security

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
Gross Revenue	$6,880	$4,113	$26,868	$8,549
Purchased services and materials, at cost	2,854	1,970	14,338	2,892
Direct costs of services and overhead	3,629	2,230	10,717	5,612

Gross Profit	$397	$(87)	$1,813	$45
Gross Profit Percentage	6%	(2%)	7%	1%
Gross revenue for the third quarter of fiscal 2011 was $6.9 million, an increase of 68% compared to $4.1 million during the third quarter of last fiscal year. Gross revenue for the first nine months of fiscal 2011 was $26.9 million, an increase of 216% from $8.5 million during the same period as last fiscal year.
Gross profit for the third quarter of fiscal 2011 was $0.4 million, an increase from negative gross profit of $0.1 million during the third quarter of last fiscal year. Gross profit for the first nine months of fiscal 2011 was $1.8 million, as compared to no gross profit during the same period as last fiscal year. The improvement in revenue and gross profit are a result of the Tooele Chemical Demilitarization project in Utah, the performance of our Military Munitions Program’s in California and Nevada and the positive effect of the Personal Protection Systems, acquisition completed in the third quarter of fiscal year 2010.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
The Company’s working capital as of April 1, 2011 was approximately $17.6 million, compared to $15.3 million at June 25, 2010. The Company’s current ratio at April 1, 2011 was 1.78, compared to 1.72 reported on June 25, 2010. The Company’s financial ratios increased slightly due to the increase in business volume resulting in higher accounts receivable as of April 1, 2011 compared to March 26, 2010.
During the first nine months of fiscal year 2011, the Company’s operating activities provided approximately $0.6 million in cash flow. In addition, during the same period, the Company invested $0.9 million primarily in property, plant and equipment. Such uses in cash were funded through existing operating activities as well as net borrowings of approximately $2.3 million from the Company’s line of credit.
The Company has a line of credit facility with United Bank (the Bank) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Borrowings under the line of credit bear interest at prime less 1/2% with a floor interest rate of 4.5% (interest rate was 4.5% at April 1, 2011). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. As of April 1, 2011, the Company had approximately $2,353,000 in outstanding borrowings and was in compliance with the financial covenants of the credit facility. The Company had no outstanding borrowings under this line of credit as of June 25, 2010. The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at April 1, 2011 was approximately $7.2 million. Obligations under the credit facility are guaranteed by Versar and each of its domestic subsidiaries individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of Versar and its domestic subsidiaries. The line of credit matures on September 25, 2011.
The Company believes that its current cash balances along with anticipated cash flows from operations, and short term utilization of the Company’s line of credit, will be sufficient to meet the Company’s liquidity needs during the current fiscal year. Expected capital requirements for the remainder of fiscal 2011 were approximately $1,000,000, primarily for upgrades to maintain the Company’s existing information technology systems and facility improvements. These capital requirements will be funded through existing working capital. Other major cash commitments for the remainder of fiscal year 2011 are notes payable of approximately $668,000 and earn-out liabilities related to the acquisitions of Advent and PPS totaling $1.1 million.
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
Allowance for doubtful accounts: Disputes arise in the normal course of the Company’s business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of allowable costs and collectability. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. The Company further evaluated its current notes receivable and anticipated full payment of principal and interest in accordance with the note payment terms.
Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectability of such receivables. All receivables over 60 days old are reviewed as part of this process.
Asset retirement obligation: The Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. In accordance with ASC-410-20-05, the Company originally estimated the costs to clean up the laboratory and return it to its original state at a fair value of approximately $497,000, which was increased to $663,000 at April 1, 2011. The Company recorded $98,000 of expense during the nine-month period ended April 1, 2011 related to this obligation.
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
In the first nine months of fiscal year 2011, the Company awarded 24,000 shares of restricted stock to key employees in recognition of their outstanding performance in the prior year and 27,500 shares to Board members for their service in fiscal year 2011. In the first nine months of fiscal year 2011, the Company recorded compensation expense of $127,000.
New accounting pronouncements:
Recently Adopted Accounting Guidance during Nine-Months Ended April 1, 2011
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. During the nine-months ended April 1, 2011, the Company adopted this accounting guidance. On December 31, 2010, the Company began to disclose the required information about the credit quality of its receivables. On January 1, 2011, the Company began to disclose the required information about the activity of its allowance for doubtful accounts. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature. Refer to Note F for enhanced disclosure on the Company’s financing receivables as required by the adoption of this new guidance.
Recently Issued Accounting Guidance
In December 2010, the FASB issued authoritative guidance on the goodwill impairment test for reporting units with zero or negative carrying amounts. The new accounting guidance modifies step 1 of the impairment test whereby an entity should consider whether there are any adverse qualitative factors that may exist that would indicate it is more likely than not that a goodwill impairment exists. This may result in companies reporting goodwill impairments sooner as compared to under the current accounting guidance. This new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and will apply to the Company beginning with its fiscal year starting July 2, 2011. Early adoption of this guidance is not permitted. The Company will evaluate the impact of this guidance on its financial condition, and results of operation upon adoption.
In December 2010, the FASB issued interpretive guidance on the pro forma revenue and earnings disclosure requirements for business combinations. The interpretive guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period. Also, supplemental pro forma disclosures should be expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new accounting guidance is effective for a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (which is June 30, 2011 for the Company). Early adoption of this guidance is permitted. The Company will implement this guidance for any future business combinations.
Impact of Inflation
Versar seeks to protect itself from the effects of inflation. The majority of contracts the Company performs is for a period of a year or less or is cost-plus-fixed-fee type contracts and, accordingly, is less susceptible to the effects of inflation. Multi-year contracts include provisions for projected increases in labor and other costs.
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

ITEM 3	Quantitative and Qualitative Disclosure about Market Risk
The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to interest rate risk and other relevant market risk is not material.

ITEM 4	Controls and Procedures
As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Principle Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.
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
During the third quarter of fiscal year 2011, employees of the Company surrendered shares of common stock to the Company to pay tax withholding obligations upon vesting of restricted shares. The purchase price of this stock was based on the closing price of the Company’s common stock on the NYSE Amex on the date of surrender.
Purchases of Equity Securities

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares that May
			Total Number of Shares	Yet Be
	Total Number	Average Price	Purchased as Part of	Purchased Under
	of Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share	Plans or Programs	Programs

September 1 – 30, 2010	1,055	$2.07	—	—

October 1 – 31, 2010	428	$2.54	—	—

March 1 to 31, 2011	29,705	$3.40	—	—

Total	31,188	$3.34	—	—

Item 6	— Exhibits

Exhibit No.	Description

31.1 and 31.2	Certification pursuant to Securities Exchange Act Section 13a-14.

32.1 and 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC. (Registrant)
By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President, Chief Financial Officer, and Treasurer
Date: May 16, 2011