Form 10-K
period 2011-07-01
VERSAR INC
filed 2011-09-19
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2011	Commission File No. 1-9309
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	54-0852979 (I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia (Address of principal executive offices)	22151 (Zip code)
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

Large accelerated filer ☐	Accelerated filter ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $24.6 million.
The number of shares of Common Stock outstanding as of September 2, 2011 was 9,608,372.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business
Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and its consolidated subsidiaries. Versar’s financial year end is based upon a 52 week year and therefore does not close on a calendar month end.
Cautionary Statement Regarding Forward-Looking Statements
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
Business Overview
Versar, Inc. is a Delaware corporation organized in 1969. As a global project management company we provide sustainable value oriented solutions to government and commercial clients in these market areas:
•	Construction Management
•	Environmental Services and Sustainability
•	Munitions Response
•	Telecommunication and Technology Integration
We also provide tailored and secure solutions in harsh environments and offer specialized abilities in rapid response, classified projects, and hazardous material management. Our operations in our various market areas are organized into four primary business segments:
•	Program Management
•	Compliance and Environmental Programs
•	Professional Services
•	National Security
During fiscal year 2011, we delivered solid financial results reflected by increases in gross revenue and net income compared to fiscal year 2010. In addition, we have a strong balance sheet which reflects both improved liquidity and working capital. On one hand, we experienced continued effects of the recessionary environment in the government and commercial sectors with resulting uncertainty in funding for projects. But this, in turn, has caused an increased focus by our customers on the value of services provided, with both the commercial and government sectors adjusting their needs to the new economic environment of reduced budgets and staffing, which compel greater productivity and value-oriented solutions from their service providers.
Selling into this new economic environment has meant increased emphasis on managing customer risk, whether that risk is related to construction oversight, as is the case with our work in Afghanistan and Iraq, or sustainability risk, as is the case with our commercial and US-based government work. Selling into the new economic environment has also meant investing heavily in business development activities designed to specifically tailor responses to a customer’s value solution and sustainability needs. We have invested in new internal technologies to streamline productivity and have realized benefits from continued cost reduction efforts concentrated on our fixed and controllable expenses.

While we did not complete any acquisitions in fiscal year 2011, we remain focused on identifying additional complementary businesses to integrate within our existing business segments to strengthen our overall depth and breadth. Our fiscal year 2010 acquisitions continued to provide increased revenue and have opened various marketing channels in fiscal year 2011 which have not existed in the past.
•
In January 2010, we acquired Professional Protection Systems, Ltd. (“PPS”), which is located in Milton Keynes, United Kingdom. PPS manufactures and sells personal protective equipment primarily to the nuclear industry, including protective suits, decontamination showers, and emergency shelters. The operations of PPS added approximately $4.9 million to our fiscal year 2011 revenue. Acquiring PPS enabled us to cross sell Versar’s existing personal protective offerings along with PPS offerings internationally, an example being shelter sales to Scotland. PPS has been integrated into our National Security business segment’s existing line of personal protective equipment for chemical and biological warfare protection.

•
In March 2010, we acquired ADVENT Environmental, Inc. (“ADVENT”), which is headquartered in Charleston, South Carolina. ADVENT is a full service environmental contractor and has significant capabilities in Military Munitions Response Plans (“MMRP”) and Unexploded Ordinance (“UXO”) clean-up. The operations of ADVENT added approximately $15.7 million to our fiscal year 2011 revenue. ADVENT provides us with access to several additional contract vehicles within the Department of Defense (“DoD”).

As a service-based company, our revenue is primarily derived through the provision of labor based services, rather than capital-intensive service offerings. Our revenue opportunities are driven by our ability to retain existing clients as well as attract new ones, providing quality and responsive value-oriented project management at competitive rates, and identifying and retaining a qualified team of employees.
Business Segments
Our four business segments are described below. See Note B Business Segments of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K for additional information regarding our business segments.
Program Management Business Segment
This business segment performs Title I Design Services, Title II Construction Management Services, Title III Construction, and other related engineering and construction type services both in the United States and internationally. Title I Design entails a broad-range of expertise including project scoping/development, cost estimation, value engineering, and feasibility studies. Title II services involve construction oversight, configuration management, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization, scheduling, and quality assurance/control involving engineering consultations. Title III services are the actual construction services. Staff members in this business segment also have national security clearances enabling Versar to provide services for classified construction efforts.
Work in this segment consists of federal, local, and commercial clients. Examples of federal work involves Air Force construction management, quality assurance work and personal services including electrical and engineering support to the U.S. Army Corps of Engineers, and other construction efforts. Work has also been concentrated in the local/municipal marketplace where we manage water and wastewater infrastructure projects.
This segment also continues to expand its business line via the pursuit of commercial and defense projects related to telecommunication integration. The segment maintains joint relationships with several firms designed to enhance our pursuit of telecommunications related technologies and infrastructure. In addition, this segment continues to expand and develop opportunities in energy/green initiatives in conjunction with the Compliance and Environmental Programs Business Segment.

Compliance and Environmental Programs Business Segment
This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, UXO/MMRP, air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:
•
We have supported the US Environmental Protection Agency (“EPA”) for the past 25 years providing a wide-range of mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers and many local municipal entities assisting with environmental compliance, biological assessments, and natural resource management.

•
For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess the Delaware River (PA, NJ, and DE) and how it is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.

The services in this segment have involved advisory, evaluative assessment, and implementation of risk reduction measures for federal, state, local and commercial clients. Many of these services are mandated by regulation.
Professional Services Business Segment
Versar provides onsite environmental management and professional services to DoD installations and industrial facilities. Our onsite professional services are attractive in the new economic environment as DoD shifts emphasis to its core military mission and begins to downsize due to increasing budgetary pressure. Key outsourcing services we offer are:
•	Net Zero (energy secure and energy efficient DoD bases), sustainability and mission program support
•	Restoration and reuse of military bases
•	Base realignment and closure (“BRAC”) support
•	Pollution prevention (“P2”) and waste management
•	Natural and cultural resources management services
•	Facility services
•	Public outreach and training services
•	Biological and physical sciences support.
This segment provides a cost-effective solution to our clients in order to meet their requirements. This segment is consistent with our philosophy of selling into government business and supporting them in areas where their capabilities and capacities are lacking.
National Security Business Segment
Versar provides national security services primarily through the operations of our subsidiaries GEOMET Technologies, LLC (“GEOMET”) and PPS. The National Security business segment operates in several markets which require ongoing services and support and which have received funding priority. These include:
•	Onsite range support services
•	Unexploded ordnance cleanup (called “UXO”)
•	Chemical agent testing, equipment and related services.

We hold a key UXO removal contract supporting one of the largest Air Force testing and training ranges in the country and support (via a subcontract) a large DoD chemical warfare agent testing center. We exclusively provide UXO cleanup services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces. We are also undertaking a large chemical warfare munitions destruction project for the U.S. Army. The technology used to destroy the chemical warfare munitions is unique and is being applied for the first time in the United States.
We continue to provide to first responders, a Disposable Toxicological Agent Protective System (“DTAPS®”) Level B coverall chemical/biological protective suit, which is the first in the industry to be certified by the Safety Equipment Institute (“SEI”) to the National Fire Protection Association (“NFPA”) Class 2 standards. In addition, we own and operate the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention, which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. government and to private industries, particularly manufacturers of chemical protective equipment and clothing.
Revenue Earned by Geographic Location
Our consolidated gross revenue for fiscal year 2011 was $137.6 million, of which approximately $132 million was funded with U.S. currency and approximately $4.9 million of the remainder was derived from our PPS subsidiary in the United Kingdom. Approximately 36% of our fiscal year 2011 business was conducted in international locations, which included our reconstruction work in Iraq and Afghanistan. Substantially all of our consolidated gross revenue in fiscal years 2010 and 2009 was funded with U.S. currency, with approximately 40% and 65% of our work conducted in international locations in fiscal year 2010 and 2009, respectively.
Our Strategy
For the near-term, it appears that the economy will continue to be challenged by reduced government funding, high unemployment, a weak financial market, and debt reduction pressures that affect government spending patterns. We believe that each of our business segments have the expertise to address the challenges raised by these national economic issues and is positioned in the coming year to address these concerns. This is because of value-driven economic metrics that are dictating more efficient services for our clients, coupled with mandated government program areas that utilize our services (e.g. UXO, cleanup, etc.). Continued diversification in telecommunications and other areas will allow us to undertake effective infrastructure projects and create value added solutions with substantial savings to clients.
Specifically, we see the following three elements driving our strategy:
•
Pursuit of larger contract opportunities. Our move to a large-business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contract opportunities. Strategic partnering, joint-ventures, and long-lead positioning coupled with Versar branding should provide increased growth and services.

•
Leveraging of our services. This will allow us to work efficiently in the new economic environment whether that is selling of sustainability risk management utilizing our energy and environmental skill-sets, or via effective use of our construction management skills in relation to complex project oversight. Our existing core capabilities coupled with new and emerging capabilities provides us with the understanding and insight necessary to reduce client risk.

•
Expanding our international footprint. While strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

Competition
We face substantial competition in each market in which we operate as our markets become more crowded and price sensitive. We expect this trend to continue and we will look to diversify our business to improve our competitive standing. Competitors are often larger and have greater financial resources than Versar, which means that we have to be selective in our marketing and sales program efforts. However, we believe that our larger size and diversified service offerings relative to many of the smaller, niche companies with which we also compete provide us with competitive advantage.

Our market segments of Program Management, Compliance and Environmental Programs, Professional Services, and National Security reflect a mix of business that we continue to believe will provide stability, while retaining our core capability. The synthesis of our core capabilities, however, is an important selling feature as customers look for one source to meet their needs. We believe that we are among the few firms that combine environmental health and safety/risk assessment, hard engineering design and construction, and chemical and biological defense capability in one package and we are actively pursuing customers that require these combined services as we sell into the new economic environment.
We continue to adjust our pricing structure to ensure that we remain competitive across all business segments, while remaining conscious of the need to drive overall corporate profitability. Similarly, we are concentrating our marketing efforts on getting the most return on investment, through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our specialized expertise.
Backlog
We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. We also report “total contract” backlog which includes two components: “funded” backlog and “expected” backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. Based on past experience, the Company believes that at least 90% of funded backlog will be performed in the succeeding twelve month period. However, no assurance can be given that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts to ours may not calculate backlog, particularly expected backlog, in the same manner we do, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog and total contract backlog may not be comparable to similar presentations by others.
As of July 1, 2011, funded backlog was approximately $78 million, flat compared to the total at the end of the fiscal year 2010. As of July 1, 2011, total contract backlog, including unfunded expected government task orders was approximately $719 million, a decrease of 3% compared to approximately $745 million as of June 25, 2010.
Employees
At July 1, 2011, we had approximately 550 full-time employees, of which eight-five percent are engineers, scientists, and other professionals. Seventy-five percent of our professional employees have a bachelor’s degree, fifteen percent have a master’s degree, and three percent have a doctorate degree.

Item 1A.	Risk Factors
We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.
Contracts with agencies of the United States government and various state and local governments represented approximately 96% of our revenue in fiscal year 2011, with only 4% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:
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
The Federal government contracting laws provide that the United States government is to do business only with responsible contractors. Accordingly, Federal agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.
A reduction or shift in spending priorities by Federal government agencies could limit or eliminate the continued funding of our existing government contracts or awards of new contracts or new task orders under existing contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.
Continued inability of the legislative and executive branches of the Federal government to agree on a budget for key agencies or to enact appropriations in a timely manner could delay and has delayed the award of contracts, which delays, if significant, could have a material adverse effect on our operating results.
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
We must comply with and are affected by federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations affect how we transact business with our government clients and, in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm. Loss of our status as an eligible government contractor would have a material adverse effect on our operations and financial condition.
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
Our business is materially dependent on the continued enforcement by local, state and federal governments of various environmental regulations. From time to time, depending on political pressures, local, state and federal agencies relax environmental clean-up standards to promote economic growth and to discourage industrial businesses from relocating. Any relaxation in environmental and compliance standards could impact our ability to secure additional contracting work with such agencies or with other federal agencies that operate or manage contaminated property. Further, in a period of relaxed environmental standards, private industry may be less willing to allocate funds to consulting services designed to prevent or remediate environmental problems.
A large portion of our backlog is subject to cancellation and adjustments which makes backlog an uncertain indicator of future operating results.
Our funded backlog was approximately $78 million as of July 1, 2011. Funded backlog represents orders for goods and services for which firm contractual commitments have been received. Such contractual commitments may take the form of a signed contract, a written task order under a large contract vehicle, a master contract or other types of written authorization, including change orders to existing written agreements. In the case of contracts with governments or governmental agencies, amounts are included in funded backlog when the firm contractual commitment is supported by funding that has been appropriated and authorized for expenditure.
Our total contract backlog was $719 million as of July 1, 2011. Total contract backlog includes two components: funded backlog and expected backlog. Expected backlog reflects management’s estimate of future revenue from existing written contracts, such as master contracts with large corporations and large federal, state and municipal multi-year contracts for which funding for work or tasks has not yet been authorized in writing by the other contracting party. The amount of expected backlog included in total contract backlog is not exact or guaranteed; however, it represents what we reasonably believe will become funded backlog over the next five to seven years, based upon subjective factors such as past experience with the particular clients, the type of work and present budgetary expectations and information about the clients’ needs, and other business circumstances. These estimates are based upon the information in our possession at the time the estimate is made. If Versar’s management does not accurately assess each of these factors, or if it does not include all of the variables that affect the revenue it will recognize from existing contracts in the estimating process, the potential value of these contracts, and accordingly, reported total contract backlog, will not reflect the potential revenue expected from contracts and task orders.
As a result, there can be no assurance that we will ultimately receive amounts included in total contract backlog that are not included in funded backlog or that total contract backlog includes all revenue that we may ultimately receive under contracts existing at any one time. Further, many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in total contract backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of revenues reflected in backlog. Due to these uncertainties, our funded backlog and our total contract backlog as of any particular date may not be an accurate indicator of our future revenues or earnings.
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
Our engagements often involve complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the projects and deploy appropriate resources in a timely manner. If we miscalculate the resources or time we need to complete a project with capped or fixed fees our operating results could be adversely affected. Further, any defects or errors, or failures to meet our client’s expectations, could result in claims for damages against us.

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
Economic downturn.
Because of the present worldwide economic downturn and increasing competition we may not be able to win all the competitive work expected or that we have in the past. This could adversely affect our financial performance while this situation exists.
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
Historically, we have been classified as a small business as determined by the Small Business Administration based upon the North American Industry Classification Systems (NAICS) and product specific codes which are regulated in the United States by the Small Business Administration. Such status, generally based on the number of employees, has enabled us to compete for federal contracts which are set aside for small businesses as a key element of our strategy. Based on our growth strategy, we lost our designation as a small business during the third quarter of fiscal year 2011 (except for telecommunications projects in our Program Management business segment). As a result of loss of this designation, we are not able to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business and for existing contracts where we are required to periodically recertify our small business status; we may be ineligible for future work. As a result, the loss of small business status could adversely impact our ability to compete for certain government contracts and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under specific programs. As a result, we may be required to modify our competitive strategy going forward.
We operate in highly competitive industries.
The markets for many of our services are highly competitive. There are numerous professional architectural, engineering, construction management, and environmental consulting firms, and other organizations which offer many of the same services offered by us. We compete with many companies, many of which have greater resources than us and we cannot provide assurance that such competitors will not substantially increase the resources devoted to their business in a manner competitive with the services provided by us. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.
Future acquisitions may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.
In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that would diversify our service offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our general objective only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.
Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:
•	the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our private sector clients;
•	employee hiring and utilization rates in the United States and internationally;
•	the number and significance of client engagements commenced and completed during the period;
•	delays incurred in connection with an engagement because of weather or other factors;
•	ability to work within foreign countries’ regulations, tax requirements and obligations;
•	business, financial, and security risks related to working in foreign countries;
•	the ability of clients to terminate engagements without penalties;
•	the creditworthiness and solvency of clients;
•	the size and scope of engagements;
•	the ability to perform contracts within budget or contractual limitations;
•	the timing of expenses incurred for corporate initiatives;
•	threatened or pending litigation matters;
•	reductions in the prices of services offered by our competitors;
•	winning re-bids of our existing large government contracts;
•	general economic and political conditions;
•	volatility of currencies in foreign countries; and
•	the integration of any acquisition or the ability of an acquisition to continue to perform as in the past.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses and have a material adverse affect on our stock price.
We are highly dependent on key personnel.
Our business is managed by a number of key management and operating and professional personnel, the loss of certain of who could have a material adverse effect on the Company. The market for these professionals is competitive and we believe that our ability to manage planned growth successfully will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
Our executive office is located in Springfield, Virginia, a suburb of Washington, D.C. Versar currently leases 47,222 square feet from Springfield Realty Investors, LLC. The rent is subject to a two and one half percent escalation per year through November 30, 2015.
As of July 1, 2011, we had under lease an aggregate of approximately 148,000 square feet of office, laboratory and manufacture space in the following locations: Springfield, Lynchburg, Richmond, and Virginia Beach, VA; Sacramento, CA; Westminster, CO; Louisville, KY; Baltimore, Columbia, Gaithersburg, and Germantown, MD; Dillsburg, PA; Charleston, SC; San Antonio, TX; Makati City, the Republic of Philippines; Milton Keynes, U.K. and Abu Dhabi, United Arab Emirates. The lease terms primarily range from two to six years with the exception of the Lynchburg office lease, which expires in 2020.
Our National Security business segment office space is located in the Germantown and Gaithersburg, MD facilities listed above with the remainder of the office space being used by our other business segments.

Item 3.	Legal Proceedings
Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
The current executive officers of Versar, and their ages as of September 19, 2011, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION WITH THE COMPANY

Anthony L. Otten	55	Chief Executive Officer

Jeffrey A. Wagonhurst	63	President

Cynthia A. Downes	50	Executive Vice President, Chief Financial Officer and Treasurer

J. Joseph Tyler	62	Senior Vice President, Director of Corporate Initiatives & Integration (“CI2”)

James C. Dobbs	66	Senior Vice President, General Counsel and Secretary

Michael J. Abram	55	Senior Vice President and Chief Administrative Officer

Gina L. Foringer	43	Senior Vice President, Professional Services Business Segment

Lee A. Staab	54	Senior Vice President and President, Versar International, Inc.

Jeffrey M. Moran	48	Senior Vice President, Compliance and Environmental Programs Business Segment

Peter J. Cooper	62	Senior Vice President, National Security Business Segment

Daniel J. Cummings	49	Senior Vice President, Telecommunications and Technology Group
Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (“CEO”) in February of 2010. Prior to becoming CEO, he had served on Versar’s Board of Directors for two prior years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2010, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a B.S. degree from MIT and a Masters in Public Policy from Harvard’s Kennedy School of Government.
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

Cynthia A. Downes, MBA, CPA, joined Versar in April 2011 as Executive Vice President, Chief Financial Officer (“CFO”) and Treasurer. From April 2009 to April 2011 Ms. Downes was Vice President and Chief Financial Officer of Environmental Design International, an engineering firm, based in Chicago, specializing in environmental and civil engineering. From January 2007 to April 2009, she was Vice President of Finance of GDI Advanced Protection Solutions and during 2005 to 2007, she was a consultant at Huron Consulting Group, Inc. Also, from 1990 to 2005, Ms. Downes spent 15 years at Tetra Tech, ultimately serving as Vice-President and Chief Financial Officer of Tetra Tech, EM Inc.
J. Joseph Tyler, BS, MPA, PE joined Versar in March 2010 and was elected Senior Vice President for Corporate Initiatives and Integration. He concluded a 40 year career with the U.S. Army Corps of Engineers in January 2010 when he retired as a member of the Senior Executive Service in the position of the Director of Military Programs in the Headquarters, U.S. Army Corps of Engineers. He was promoted to the position of the Director in March 2008 from the position of Deputy Director. He was the Chief of the Program Integration/Management Division in the Headquarters from April 2001 until February 2006, when he became the Deputy Director. He held various technical, management and executive positions throughout the U.S. Army Corps of Engineers in the US and overseas during his career.
James C. Dobbs, J.D., L.L.M., joined Versar in 1992 as Vice President, General Counsel, and Secretary. In October 1999, he was elected Senior Vice President. From 1984 to 1992, Mr. Dobbs was employed by Metcalf & Eddy, Inc. as Vice President and General Counsel where he was responsible for providing legal and regulatory advice to senior management.
Michael J. Abram, BS, joined Versar in 2001 as Director of Acquisition Strategy. In 2002, he was appointed Vice President of the former Architect and Engineering Operations and in 2004 elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram became a Vice President of Versar supporting the former Infrastructure and Management Services segment which is now part of the Compliance and Environmental Programs business segment. He was elected Senior Vice President in September 2007 and promoted to Senior Vice President and Chief Administrative Officer in May 2009. Mr. Abram oversees the Company’s Mergers and Acquisitions, Strategic Planning, Investor Relations, Information Technology, and Human Resource functions. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.
Gina L. Foringer, MBA, PMP joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 2003, she was elected Vice President of the Professional Services business segment. In April 2006, Ms. Foringer was elected Senior Vice President for Outsourcing and the Professional Services Group. Prior to joining Versar, Ms. Foringer served as a U.S. Army Transportation Officer both stateside and in Mogadishu Somalia during Operation Continue Hope in 1993. After leaving the Army, she worked for the Norfolk District, U.S. Army Corps of Engineers as an outsourced employee managing the Military Support Program valued over $60 million.
Lee A. Staab joined Versar in July 2008 as Vice President and Chief Operations Officer of Versar International. Additionally, he served as Country Manager for Versar operations in the United Arab Emirates. In January 2010, he was elected as Versar Senior Vice President and President of Versar International responsible for all of Versar’s International Programs. Mr. Staab concluded his 27 year career with the United States Army and retired in October 2006 as a colonel. His last assignment on active duty was as the Assistant Division Commander for the 24th Infantry Division at Fort Riley, Kansas. He also served as the Commander of the Europe District of the U.S. Army Corps of Engineers and Executive Officer for the Assistant Secretary of the Army, Installations and Environment.
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
Peter J. Cooper joined Versar in April 2008, and during the past fiscal year, re-established GEOMET’s revenue and profit in each of its core competencies: Laboratory Services, Personal Protective Equipment, and outsourced Test and Evaluation service. Mr. Cooper has over 23 years experience in government manufacturing and developing international network of sales operations. Mr. Cooper has an HND in electrical engineering from the United Kingdom and has resided in the United States for the past 20 years. Prior to joining Versar, Mr. Cooper worked for TVI Corporation, an international supplier of personal protection products, from 2004 to 2008. From 2008 as VP & GM of GEOMET, he redirected the products group to commercial opportunities, the acquisition of PPS UK LTD being part of that strategy. Mr. Cooper supported the establishment of GEOMET’s strategy regarding UXO and Chem demilitarization contract awards.

Daniel J. Cummings, MS, PE, PMP, LEED AP joined Versar in January 2009 as Vice President of US Engineering and Construction Division. In September 2009 he was elected as Senior Vice President of US Engineering and Construction Group responsible for all of Versar’s domestic Engineering and Construction. In November 2010, Mr. Cummings was assigned as Group Manager of a new business line, Versar’s Telecommunications and Technology Group (VT2). Mr. Cummings concluded his 26 year career with the U.S. Army and retired in January 2009 as an Engineer Colonel. His last assignment on active duty was as the Executive Director, Military Programs Directorate, Headquarters, U.S. Army Corps of Engineers. He also served as Deputy District Commander of Savannah District, USACE; Commander 84th Engineer Battalion, Schofield Barracks, Hawaii; and as Deputy Chief of Staff, G3/5/7 on the Army Staff in the Pentagon.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded on the NYSE Amex LLC under the symbol VSR. At July 1, 2011, the Company had 925 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE Amex during fiscal years 2011 and 2010 are presented below.

Fiscal Year 2011	High	Low

4th Quarter	$3.45	$2.90
3rd Quarter	3.94	3.16
2nd Quarter	3.86	2.75
1st Quarter	3.34	1.98

Fiscal Year 2010	High	Low

4th Quarter	$4.74	$2.90
3rd Quarter	3.90	2.53
2nd Quarter	4.71	2.90
1st Quarter	5.70	3.50
No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our primary bank for the payment of any dividends.
We have established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar, Inc. and its affiliates. Currently, there are five stock option plans under which options remain outstanding, which were previously approved by the stockholders: 2010, 2005 and 2002 Stock Incentive Plans, the 1996 Stock Option Plan, and the 1992 Stock Option Plan. We do not maintain any equity compensation plans not approved by stockholders.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of Securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans [excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	249,000	$3.30	731,000
During the last quarter of fiscal year 2011, our employees surrendered shares of common stock to us to pay tax obligations due upon the vesting of restricted stock units as reflected in the table below. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.
Purchase of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
			as Part of	Value) of Shares that
	Total Number	Average	Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs

April 1-30, 2011	2,957	$3.16	—	—
May 1-31, 2011	—	$—	—	—
June 1-30, 2011	2,342	$3.32	—	—

Total	5,299	$3.23	—	—

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of four companies that includes: Arcadis N.V., Michael Baker Corp., Ecology & Environment, Inc., and Matrix Service Company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group and the index on June 30, 2006 and its relative performance is tracked through June 30, 2011.

	6/06	6/07	6/08	6/09	6/10	6/11

Versar, Inc.	100.00	204.17	116.50	96.36	77.67	77.86
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
Peer Group	100.00	190.07	155.76	124.46	123.12	154.13
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data (unaudited)
The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto. The financial data is as follows:

	For the Years Ended
	July 1,	June 25,	June 26,	June 27,	June 29,
	2011	2010	2009	2008	2007
	(In thousands, except per share and ratio data)
Consolidated Statements of Operations Related Data:

Gross revenue	$137,599	100,763	$112,196	$115,602	$102,726
Gross profit	14,333	6,011	14,480	13,788	10,822
Operating income (loss)	5,885	(3,652)	5,604	5,491	4,153
Net income (loss)	3,447	(2,294)	3,169	3,391	5,282
Income (loss) per share from continuing operations — diluted	$.37	(.25)	$.35	$.36	$.62
Net income (loss) per share — diluted	$.37	(.25)	$.35	$.36	$.62
Weighted average shares outstanding — diluted	9,283	9,141	9,150	9,331	8,466

Consolidated Balance Sheets Related Data:

Working capital	$19,591	15,330	$25,513	$22,271	$16,176
Current ratio	1.90	1.72	3.04	2.67	2.01
Total assets	53,376	49,864	42,594	39,828	36,817
Stockholders’ equity	$30,226	26,417	$28,654	$25,053	$19,422

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Trends
In the 2011 fiscal year we delivered solid financial results that reflected improvement in net income and gross revenue compared to the 2010 fiscal year. Our improved performance was driven by both an aggressive growth strategy and cost reduction efforts targeted at our fixed and controllable expenses. For instance, in fiscal 2011 we continued to shift our emphasis to Afghanistan in an attempt to maintain and expand our business there in order to replace revenues from the reconstruction efforts in Iraq that were significantly reduced during fiscal year 2010. We also continued to invest heavily in business development activities and our internal technology infrastructure, and we recognized increased revenue from our acquisitions completed during the third quarter of fiscal year 2010. We remained focused on identifying additional complementary businesses to integrate into our existing business segments to compliment organic growth and strengthen the Company’s overall depth and backlog.
We foresee continued pressure and weakness in the United States and world economies with slow and gradual economic recovery. During periods of economic uncertainty and volatility, our Federal government business has historically been the most stable and predictable. However, the growing Federal deficit and uncertainty in our Federal government and DoD future budgets may impact our future revenue and in that regard we have experienced some delays in project funding and contract awards.
Our business continues to be operated through the following four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. Program Management remains our largest business.
These segments were segregated based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates.
There are a number of risk factors or uncertainties that could significantly impact our future financial performance, including the following:
•	General economic or political conditions;

•	Threatened or pending litigation;

•	The timing of expenses incurred for corporate initiatives;

•	Employee hiring, utilization, and turnover rates;

•	The seasonality of spending in the federal government and for commercial clients;

•	Delays in project contracted engagements;

•	Unanticipated contract changes impacting profitability;

•	Reductions in prices by our competitors;

•	The ability to obtain follow-on work;

•	Failure to properly manage projects resulting in additional costs;

•	The cost of compliance for our laboratories;

•	The results of a negative government audit potentially impacting our costs, reputation and ability to work with the federal government;

•	Loss of key personnel;

•	The ability to compete in a highly competitive environment;

•	Federal funding delays due to wars in Iraq and Afghanistan; and

•	Integration of acquisitions and their ability to perform as expected

Consolidated Results of Operations
The table below sets forth our consolidated results of operations for the years ended July 1, 2011, June 25, 2010, and June 26, 2009. The dollar amounts are in thousands:

	For the Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
GROSS REVENUE	$137,599	$100,763	$112,196
Purchased services and materials, at cost	71,417	55,378	60,583
Direct costs of services and overhead	51,849	39,374	37,133

GROSS PROFIT	$14,333	$6,011	$14,480

Gross profit percentage	10%	6%	13%

Selling, general and administrative expenses	8,025	8,651	8,876
Other expense	423	1,012	—

OPERATING INCOME (LOSS)	5,885	(3,652)	5,604

OTHER EXPENSE (INCOME)
Loss on marketable securities	—	—	328
Interest income	(182)	(143)	—
Interest expense	175	104	36

INCOME (LOSS) BEFORE INCOME TAXES	$5,892	$(3,613)	$5,240

Fiscal Year 2011 Compared to Fiscal Year 2010
Gross revenue for fiscal year 2011 was $137.6 million, an increase of 37% compared to $100.8 million during the 2010 fiscal year. A significant amount of this increase resulted from revenue generated by the Tooele Chemical Demilitarization project that commenced during the second quarter of fiscal year 2011. Additionally, ADVENT and PPS, which were acquired during the third quarter of fiscal year 2010, contributed a full year of gross revenue in fiscal year 2011. For fiscal year 2011 ADVENT contributed $15.7 million of gross revenue and PPS contributed $4.9 million, compared to $3.8 million and $1.6 million in fiscal year 2010, respectively.
Purchased services and materials for fiscal year 2011 was $71.4 million, an increase of 29% compared to $55.4 million during the 2010 fiscal year. The increase was due to additional subcontractor costs primarily related to the Tooele Chemical Demilitarization project.
Direct costs of services and overhead for fiscal year 2011 were $51.8 million, an increase of 31% compared to $39.4 million during the 2010 fiscal year due to the fact that we achieved increased direct labor utilization increasing our labor costs and revenue growth from three of the four business segments.
Gross profit for fiscal year 2011 was $14.3 million, an increase of 138% compared to $6.0 million during the 2010 fiscal year. The increase in gross profit was primarily due to the overall increased labor utilization and improved performance in the Compliance and Environmental Programs business segment and the positive contributions from ADVENT and PPS.
Selling, general and administrative expenses for fiscal year 2011 were $8.0 million, as compared to $8.7 million during the 2010 fiscal year. Our cost reduction efforts, combined with ongoing efficiencies resulted in the slight decrease in selling, general and administrative expenses during fiscal 2011 even as our gross revenue increased 37% during that period. Our selling, general and administrative expenses in fiscal year 2011 also included severance costs of $250,000 related to the former Chief Financial Officer.
Other operating expenses for fiscal year 2011 were $0.4 million, as compared to $1.0 million during the 2010 fiscal year. The operating expenses for the 2010 fiscal year included costs associated with our two acquisitions during that year. Additionally, the fiscal year 2010 expenses included costs associated with closing two offices which were in connection with our cost reduction plan.

Operating income for fiscal year 2011 was $5.9 million as compared to an operating loss of $3.7 million during the 2010 fiscal year. The change from an operating loss to operating income resulted from increased gross revenue and improved operating margins during fiscal year 2011.
Income tax expense for fiscal year 2011 was $2.4 million as compared to income tax benefit of $1.3 million during the 2010 fiscal year. During fiscal year 2011 income before income taxes was $5.9 million compared to a loss before income taxes of $3.6 million during the 2010 fiscal year. The effective tax rate of (36%) was lower in fiscal year 2010 compared to a rate of 41.5% in fiscal year 2011, due to discrete tax items and book versus tax expense variances.
Net income for fiscal year 2011 was $3.4 million as compared to net loss of $2.3 million during the 2010 fiscal year. Net income per share for fiscal year 2011 was $0.37 as compared to net loss per share of $0.25 during the 2010 fiscal year. The return to profitability represented by the change to net income and net income per share from net loss and net loss per share was driven by the increase in gross profit experienced in most of our business segments.
Fiscal Year 2010 Compared to Fiscal Year 2009
Gross revenue for fiscal year 2010 was $100.8 million, a decrease of 10% compared to $112.2 million during the 2009 fiscal year. A majority of the decrease was attributable to the winding down of our efforts in support of the U.S. Air Force in Iraq. Also contributing to the decrease was reduced municipal and state and local business activity due to declining municipal and state budgets and continued changes in spending priorities in those markets as a result of poor economic conditions throughout the fiscal year. The decrease in gross revenue was partially offset by increases due to professional services work obtained from the U.S. Army to provide additional personnel in support of their missions; additional revenues attributed to PPS since its acquisition in January 2010; and additional revenue from the Tooele Chemical Demilitarization project won during fiscal year 2010.
Purchased services and materials for fiscal year 2010 were $55.4 million, a decrease of 9% compared to $60.6 million during the 2009 fiscal year. The decrease was primarily due to lower subcontracted costs as a result of the decrease in operations in Iraq.
Direct costs of services and overhead for fiscal year 2010 were $39.4 million, an increase of 6% compared to $37.1 million during the 2009 fiscal year. The increase was attributable to the costs associated with the increased gross revenue in the Professional Services and National Security business segments in the 2010 fiscal year.
Gross profit for fiscal year 2010 was $6.0 million, a decrease of 58% compared to $14.5 million during the 2009 fiscal year. The decrease was attributable to the winding down of our work in Iraq for the Air Force and the loss of the associated higher margins on this work; the significant negative impact on the Compliance and Environmental business segment from the global recession and the decline in the U.S. real estate market; continued financial pressure associated with and decline in business in the aquatic construction and renovation markets and the loss of the associated robust margins; continued financial pressure on our municipal and state and local markets; and costs associated with the upgrading and required facility maintenance of the chemical facility laboratory along with delayed sales of personal protective equipment as a result of budget constraints in the U.S. Federal market.
Selling, general and administrative expenses for fiscal year 2010 were $8.7 million, compared to $8.9 million during the 2009 fiscal year. The slight decrease in fiscal year 2010 was due to the cost reduction efforts taken during the year to balance costs with the reduced business volume.
Other operating expenses for fiscal year 2010 were $1.0 million as compared to no other operating expenses incurred during the 2009 fiscal year. These expenses are associated with our cost reduction plan and the costs incurred for the PPS and ADVENT acquisitions during the third quarter of fiscal year 2010.
Operating loss for fiscal year 2010 was $3.7 million as compared to operating income of $5.6 million during the 2009 fiscal year. The operating loss for fiscal year 2010 primarily resulted from our inability to replace the lost revenues in Iraq in the our Program Management business segment, along with the decline in business due to severe budget constraints faced by our municipal and state and local clients in the Compliance and Environmental business segments.

Income tax benefit for fiscal year 2010 was $1.3 million as compared to income tax expense of $2.1 million during the 2009 fiscal year. The tax benefit is attributable to operating losses experienced during fiscal year 2010, which we anticipate we will be able to carry back to prior fiscal years to obtain refunds for taxes paid. The effective taxes rates for fiscal years 2010 and 2009 were (36%) and 40%, respectively. The decreased effective tax rate in fiscal year 2010 was due to discrete tax items and book versus tax expense variance.
Net loss for fiscal year 2010 was $2.3 million as compared to net income of $3.2 million during the 2009 fiscal year. The reduction in net income was primarily due to the reduction in Iraq revenues in the Program Management business segment, reduced municipal and state and local revenues in the Compliance and Environmental Programs business segment, the cost reduction efforts taken in the third quarter of fiscal year 2010, and additional costs associated with the facility upgrades in the chemical laboratory facility.
Results of Operations by Reportable Segment
The tables below set forth our operating results by reportable segment for the fiscal years ended July 1, 2011, June 25, 2010, and June 26, 2009. The dollar amounts are in thousands:
Program Management

	For the Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
GROSS REVENUE	$56,889	$57,826	$71,526
Purchased services and materials, at cost	32,757	31,458	37,856
Direct costs of services and overhead	20,470	22,366	23,203

GROSS PROFIT	$3,662	$4,002	$10,467

Gross profit percentage	6%	7%	15%
Fiscal Year 2011 Compared to Fiscal Year 2010
Gross revenue for fiscal year 2011 was $56.9 million, a slight decrease compared to $57.8 million during the 2010 fiscal year. Gross profit for fiscal year 2011 was $3.7 million, an 8% decrease compared to $4.0 million during the 2010 fiscal year. The decreases in gross revenue and gross profit during the 2011 fiscal year primarily resulted from the continued reduction of business in Iraq during the current fiscal year.
Fiscal Year 2010 Compared to Fiscal Year 2009
Gross revenue for fiscal year 2010 was $57.8 million, a decrease of 19% compared to $71.5 million during the 2009 fiscal year. A majority of the decrease is attributable to the winding down of our efforts in support of the U.S. Air Force in Iraq, which was in part offset by increased construction work in the United States.
Gross profit for fiscal year 2010 was $4.0 million, a decrease of 62% compared to $10.5 million during the 2009 fiscal year. The reduction in gross profit in fiscal year 2010 was primarily due to the winding down of our work in Iraq for the Air Force and the associated loss of the higher margins on this work. The balance of the shortfall in gross profit was due to project losses incurred in some of the continental United States based construction operations during fiscal year 2010.
Compliance and Environmental Programs

	For the Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
GROSS REVENUE	$33,139	$17,271	$19,649
Purchased services and materials, at cost	15,369	10,313	11,634
Direct costs of services and overhead	12,201	7,333	7,131

GROSS PROFIT	$5,569	$(375)	$884

Gross profit percentage	17%	(2)%	4%

Fiscal Year 2011 Compared to Fiscal Year 2010
Gross revenue for fiscal year 2011 was $33.1 million, an increase of 91% compared to $17.3 million during the 2010 fiscal year. The increase was a result of $15.7 million of gross revenue from ADVENT in fiscal year 2011 compared to $3.8 million in fiscal year 2010 and from new awards in our risk assessment and regulatory compliance areas of this segment.
Gross profit for fiscal year 2011 was $5.6 million, a substantial increase from a negative gross profit of $0.4 million during the 2010 fiscal year. The increase in gross profit was primarily due to the overall increased labor utilization and improved performance in this business segment and the positive impact of the ADVENT acquisition completed during the third quarter of fiscal year 2010.
Fiscal Year 2010 Compared to Fiscal Year 2009
Gross revenue for fiscal year 2010 was $17.3 million, a decrease of 12% compared to $19.6 million during the 2009 fiscal year. The decrease in gross revenue came primarily from a decline in municipal and state and local business activity due to reduced municipal and state budgets and continued changes in spending priorities in those markets as a result of poor economic conditions throughout the fiscal year.
Gross profit for fiscal year 2010 was negative $0.4 million, a decrease of $1.3 million compared to the 2009 fiscal year. This business segment was significantly impacted by the global recession and a decline in work in the U.S. real estate market. In fiscal 2010 there was continued financial pressure associated with the aquatic construction and renovation markets and a loss of the robust margins. During fiscal year 2010 there was also continued financial pressure on our municipal and state and local markets. As such, we took steps in the third quarter of fiscal year 2010 to reduce costs to balance the reduced business volume for this business segment, which returned to profitability in the fourth quarter of fiscal year 2010.
Professional Services

	For the Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
GROSS REVENUE	$13,930	$12,637	$11,476
Purchased services and materials, at cost	3,242	5,206	5,040
Direct costs of services and overhead	7,846	5,413	4,702

GROSS PROFIT	$2,842	$2,018	$1,734

Gross profit percentage	20%	16%	15%
Fiscal Year 2011 Compared to Fiscal Year 2010
Gross revenue for fiscal year 2011 was $13.9 million, an increase of 10% compared to $12.6 million during the 2010 fiscal year. This increase was the result of realized revenue growth at various U.S. Army installations, to include Joint Base Lewis McChord in Washington State.
Gross profit for fiscal year 2011 was $2.8 million, an increase of 40% compared to $2.0 million during the 2010 fiscal year. The increase in gross profit resulted from increased efficiencies in internal processes and increasing volume without increasing core support staff.
Fiscal Year 2010 Compared to Fiscal Year 2009
Gross revenue for fiscal year 2010 was $12.6 million, an increase of 10% compared to $11.5 million during the 2009 fiscal year. The increase in gross revenue is attributable to additional professional services work obtained from the U.S. Army to provide additional personnel in support of their missions.
Gross profit for fiscal year 2010 was $2.0 million, an increase of 18% compared to $1.7 million during the 2009 fiscal year. The increases in gross profit in the Professional Services business segment were due to increased gross revenue during the past two years as a result of continued aggressive business development activities in this segment and the provision of superior performance to our clients to ensure continuity of service for now and in the future.

National Security

	For the Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
GROSS REVENUE	$33,641	$13,029	$9,545
Purchased services and materials, at cost	20,049	8,401	6,053
Direct costs of services and overhead	11,332	4,262	2,097

GROSS PROFIT	$2,260	$366	$1,395

Gross profit percentage	7%	3%	15%
Fiscal Year 2011 Compared to Fiscal Year 2010
Gross revenue for fiscal year 2011 was $33.6 million, an increase of 158% compared to $13.0 million during the 2010 fiscal year. Gross profit for fiscal year 2011 was $2.3 million, compared to gross profit of $0.4 million during the 2010 fiscal year. The improvement in revenue and gross profit is a result of continuing work on the Tooele Chemical Demilitarization project in Utah, the performance of our Military Munitions Program in California and Nevada, and the positive effect of the PPS acquisition. Gross revenue from the acquisition of PPS was $4.9 million in fiscal year 2011 compared to $1.6 million in fiscal year 2010.
Fiscal Year 2010 Compared to Fiscal Year 2009
Gross revenue for fiscal year 2010 was $13.0 million, an increase of 37% compared to $9.5 million during the 2009 fiscal year. The increase in gross revenue is attributable to revenue from PPS subsequent to its acquisition in January 2010 and to revenue generated by the Tooele Chemical Demilitarization project that we won during fiscal year 2010.
Gross profit for fiscal year 2010 was $0.4 million, a decrease of 71% compared to $1.4 million during the 2009 fiscal year. The decrease in gross profit in fiscal year 2010 was primarily due to the costs associated with the upgrading and required facility maintenance of the chemical facility laboratory along with delayed sales of personal protective equipment as a result of budget constraints in the U.S. Federal market.
Gross Revenue By Client Base
Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue generated from our client base is as follows:

	For the Years Ended
	July 1, 2011		June 25, 2010		June 26, 2009
	(In thousands)
Government
EPA	$3,662	3%	$1,725	2%	$1,891	2%
State & Local	7,331	5%	4,928	5%	8,589	7%
Department of Defense	110,000	80%	78,022	77%	92,583	83%
Other	11,043	8%	6,180	6%	2,576	2%
Commercial	5,563	4%	9,908	10%	6,557	6%

Gross Revenue	$137,599	100%	$100,763	100%	$112,196	100%

Liquidity and Capital Resources
Our working capital as of July 1, 2011 was approximately $19.6 million, an increase of $4.3 million compared to the 2010 fiscal year. In addition, our current ratio at July 1, 2011 was 1.90 compared to 1.72 from the prior fiscal year.

In March 2010, we modified our line of credit facility with United Bank (the “Bank”) to increase its aggregate borrowing capacity from $7.5 million to $10 million in anticipation of higher working capital requirements resulting from the acquisitions of PPS and ADVENT. The modification also reduced the minimum tangible net worth requirement and revised certain letter of credit and fee provisions of the credit facility. The line of credit is subject to certain covenants related to the maintenance of financial ratios. As modified, these covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. Interest accrues on borrowings under the line of credit at the prime rate of interest less 0.5% with a floor interest rate of 3.5%. Borrowing rates at fiscal years 2011, 2010, and 2009 were approximately 4.5%, 3.5%, and 2.8%, respectively. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact our ability to finance our working capital requirements. We were in compliance with all covenant requirements as of July 1, 2011 and June 26, 2010. We borrowed and repaid $27.2 million under this line of credit during fiscal year 2011 and had no outstanding borrowings under the line of credit as of July 1, 2011 and June 25, 2010.
We have a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by our insurance carrier against project construction work. The letter of credit reduces our availability on the line of credit. Availability under the line of credit at July 1, 2011 was approximately $9.5 million. Obligations under the credit facility are guaranteed by the Company and each domestic subsidiary individually and are secured by accounts receivable, equipment and intangibles, plus all insurance policies on property constituting collateral of the Company and its domestic subsidiaries. The line of credit matures on September 25, 2011. We are currently in the process of extending the line of credit for another year at similar terms.
We financed a portion of the acquisitions of PPS and ADVENT through seller notes of approximately $2.7 million. At July 1, 2011, the principal balances of the notes payable were approximately $391,000 and $656,000 for PPS and ADVENT, respectively. We anticipate the cash flows from the newly acquired entities will cover such obligations in the foreseeable future.
We believe that with our current cash balance of over $6.0 million along with anticipated cash flows from operations, and the pending extension of our line of credit that working capital will be sufficient to meet our liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2012 are approximately $1.1 million, to be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing. These capital requirements will be funded through existing working capital.
As part of our diversification and expansion efforts, in fiscal year 2009 and fiscal year 2010 the Company provided short term financing to two business partners to help accelerate those business opportunities. See Note I, Notes Receivable, of the financial statements for further details.
Contractual Obligations
At July 1, 2011, we had short-term and long-term obligations of approximately $11.3 million, including short-term obligations of approximately $4.5 million, which will become due over the next twelve months in fiscal year 2012. We have contractual obligations primarily related to lease commitments and notes payable related to the acquisitions of PPS and ADVENT. The table below specifies the total contractual payment obligations as of July 1, 2011.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
(in thousands)

Operating lease obligations	$9,820	$3,051	$4,265	$2,150	$354
Notes payable to sellers	1,417	1,417	—	—	—
Estimated interest obligations	26	26	—	—	—

Total contractual obligations	$11,263	$4,494	$4,265	$2,150	$354

Critical Accounting Policies and Related Estimates That Could Have a Material Effect on Our Consolidated Financial Statements
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial position and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this report on Form 10-K.
Revenue recognition: Contracts in process are stated at the lower of actual costs incurred plus accrued profits or incurred costs reduced by progress billings. On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. We record income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known. Detailed quarterly project reviews are conducted with project managers to review all project progress accruals and revenue recognition.
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
Allowance for doubtful accounts: Disputes arise in the normal course of our business on projects where we are contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability and collectibility. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectibility of such receivables. All receivables over 60 days old are reviewed as part of this process.
Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award. The majority of the Company’s equity awards granted in fiscal years 2011 and 2010 have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant. Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the black-scholes pricing model.
Net deferred tax asset: We have approximately $1.2 million in net deferred tax assets as of July 1, 2011. These deferred tax assets are comprised of accrued expenses, reserves, employee benefits and are offset against deferred tax liabilities related to depreciation and amortization. We expect these net deferred tax assets to be fully utilized except for net operating loss carryforwards from our Philippine branch in the amount of $55,000 for which, consistent with prior years, a valuation allowance has continued to be maintained.
Long-lived assets: We are required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe our long-lived assets as of July 1, 2011 are fully realizable.

Goodwill: The carrying value of our goodwill was approximately $5.8 million as of July 1, 2011 and June 25, 2010. This goodwill was generated from the acquisitions of PPS and ADVENT in fiscal year 2010 and the acquisition of Versar Global Solutions, Inc. in fiscal year 1998. In performing the goodwill impairment analysis, management utilized a market-based valuation approach to determine the estimated fair value of our four business segments, which represent our five reporting units (our National Security business segment has two reporting units). Management engaged outside professionals and valuation experts to assist in performing this analysis and would test more often if events and circumstances warranted it. We have elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. As part of the impairment assessment an analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of our reporting units exceeded the carrying value of the net assets as of July 1, 2011. Accordingly the goodwill impairment test for fiscal year 2011 concluded that none of our goodwill was impaired. Should the financial performance of the reporting units not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact our financial position and results of operations. However, it would not impact our cash flow or financial debt covenants.
Other intangible assets: We had intangible assets with a net carrying amount of approximately $1.5 million and $1.9 million as of July 1, 2011 and June 25, 2010, respectively. The intangible assets include technology-based assets, customer related assets, and marketing related assets. The intangible assets are amortized over a 5 year or 7 year life. We are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the reporting units to ensure the carrying values do not exceed the cash flows that they support. Any impairments of the asset are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2011 and 2010.
Asset retirement obligation: During 2007 we recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in the National Security business segment. We estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. If we determine that the estimated cleanup cost is larger than expected such adjustments will be reflected when they become known. At July 1, 2011, we have accrued approximately $663,000 as a current liability to clean up the chemical laboratory.
New Accounting Pronouncements
Recently Adopted Accounting Guidance during Fiscal Year 2011
In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. On December 31, 2010, we began to disclose the required information about the credit quality of our receivables. On January 1, 2011, we began to disclose the required information about the activity of our allowance for doubtful accounts. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.
Recently Issued Accounting Guidance
In June 2011, the FASB issued authoriative guidance which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning with our 2012 fiscal year. We do not expect the guidance to impact our financial statements, as it only requires a change in the format of presentation.
In May 2011, the FASB issued authoritative guidance on how to measure fair value; expanding fair value disclosure requirements; and offering guidance on what disclosures to make about fair value measurements. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The guidance does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The guidance is effective for interim and annual periods beginning after December 15, 2011 (our 2012 fiscal year), and should be applied prospectively. Early adoption is not permitted for publically traded entities. Upon adoption, we do not expect the guidance to have a material impact on our financial statements.

In December 2010, the FASB issued authoritative guidance on the goodwill impairment test for reporting units with zero or negative carrying amounts. The new accounting guidance modifies step 1 of the impairment test whereby an entity should consider whether there are any adverse qualitative factors that may exist that would indicate it is more likely than not that a goodwill impairment exists. This may result in companies reporting goodwill impairments sooner as compared to under the current accounting guidance. This new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 (our 2012 fiscal year). Early adoption of this guidance is not permitted. We will evaluate the impact of this guidance on our financial condition, and results of operation upon adoption.
In December 2010, the FASB issued interpretive guidance on the pro forma revenue and earnings disclosure requirements for business combinations. The interpretive guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period. Also, supplemental pro forma disclosures should be expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new accounting guidance is effective for a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (which is July 1, 2011 for us). Early adoption of this guidance is permitted. We will implement this guidance for any future business combinations.
Impact of Inflation
We protect ourselves from the effects of inflation. The majority of contracts we perform are for a period of a year or less and are firm fixed price contracts. Multi-year contracts provide for projected increases in labor and other costs.
Business Segments
We currently have four business segments: Program Management, Compliance and Environmental Programs, Professional Services, and National Security. Additional details regarding these segments are contained in Note B Business Segments of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to interest rate risk and other relevant market risk is not material.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Versar, Inc.
We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 1, 2011 and June 25, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended July 1, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of July 1, 2011 and June 25, 2010 and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/S/ Grant Thornton LLP
McLean, Virginia
September 19, 2011

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of
	July 1,	June 25,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$6,017	$1,593
Accounts receivable, net	29,500	26,807
Inventory	1,386	1,293
Notes receivable, current	1,040	1,146
Prepaid expenses and other current assets	1,511	2,449
Deferred income taxes	1,554	904
Income tax receivable, net	424	2,339

Total current assets	41,432	36,531

Notes receivable, non-current	—	187
Property and equipment, net	3,828	3,970
Deferred income taxes, non-current	—	619
Goodwill	5,758	5,758
Intangible assets, net	1,539	1,885
Other assets	819	914

Total assets	$53,376	$49,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,022	$12,422
Accrued salaries and vacation	3,039	2,091
Other current liabilities	7,363	4,301
Notes payable, current	1,417	2,387

Total current liabilities	21,841	21,201

Notes payable, non-current	—	1,059
Deferred income taxes	332	—
Other long-term liabilities	977	1,187

Total liabilities	23,150	23,447

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,585,474 shares and 9,467,324 shares issued; 9,340,280 shares and 9,258,617 shares outstanding	95	95
Capital in excess of par value	28,806	28,474
Retained earnings (deficit)	2,768	(679)
Treasury stock, at cost (245,194 and 208,707 shares, respectively)	(1,142)	(1,021)
Accumulated other comprehensive loss, foreign currency translation	(301)	(452)

Total stockholders’ equity	30,226	26,417

Total liabilities and stockholders’ equity	$53,376	$49,864

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
GROSS REVENUE	$137,599	$100,763	$112,196
Purchased services and materials, at cost	71,417	55,378	60,583
Direct costs of services and overhead	51,849	39,374	37,133

GROSS PROFIT	14,333	6,011	14,480

Selling, general and administrative expenses	8,025	8,651	8,876
Other expense	423	1,012	—

OPERATING INCOME (LOSS)	5,885	(3,652)	5,604

OTHER EXPENSE/(INCOME)
Loss on marketable securities	—	—	328
Interest income	(182)	(143)	—
Interest expense	175	104	36

INCOME (LOSS) BEFORE INCOME TAXES	5,892	(3,613)	5,240

Income tax expense (benefit)	2,445	(1,319)	2,071

NET INCOME (LOSS)	$3,447	$(2,294)	$3,169

NET INCOME (LOSS) PER SHARE — BASIC	$0.37	$(0.25)	$0.35

NET INCOME (LOSS) PER SHARE — DILUTED	$0.37	$(0.25)	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	9,261	9,141	9,123

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,283	9,141	9,150

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended July 1, 2011, June 25, 2010, and June 26, 2009
(in thousands)

							Accumu-
							lated
				(Accumu-			Other
			Capital in	lated			Compre-	Total
			Excess	Deficit)			hensive	Stock-
	Common Stock		of Par	Retained	Treasury		Income	holders’
	Shares	Amount	Value	Earnings	Shares	Amount	(Loss)	Equity

Balance, June 27, 2008	9,059	91	27,115	(1,554)	(84)	(578)	(21)	25,053

Exercise of stock options	26	—	48	—	—	—	—	48
Issuance of restricted stock units	109	1	691	—	—	—	—	692
Treasury stock	—	—	—	—	(35)	(128)	—	(128)
Tax shortfall in exercise of stock options	—	—	(120)	—	—	—	—	(120)
Comprehensive income:
Net income	—	—	—	3,169	—	—	—	3,169
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(60)	(60)

Total comprehensive income	—	—	—	—	—	—	—	3,109

Balance, June 26, 2009	9,194	92	27,734	1,615	(119)	(706)	(81)	28,654

Exercise of stock options	100	1	237	—	—	—	—	238
Issuance of restricted stock units	95	1	211	—	—	—	—	212
Issuance of stock for acquisition	78	1	239	—	—	—	—	240
Treasury stock	—	—	—	—	(90)	(315)	—	(315)
Share-based compensation	—	—	106	—	—	—	—	106
Tax shortfall in exercise of stock options	—	—	(53)	—	—	—	—	(53)
Comprehensive loss:
Net loss	—	—	—	(2,294)	—	—	—	(2,294)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(371)	(371)

Total comprehensive loss	—	—	—	—	—	—	—	(2,665)

Balance, June 25, 2010	9,467	$95	$28,474	$(679)	(209)	$(1,021)	$(452)	$26,417

Exercise of stock options	65	—	157	—	—	—	—	157
Issuance of restricted stock units	53	—	94	—	—	—	—	94
Treasury stock	—	—	—	—	(36)	(121)	—	(121)
Share-based compensation	—	—	93	—	—	—	—	93
Tax shortfall in exercise of stock options	—	—	(12)	—	—	—	—	(12)
Comprehensive income:
Net income	—	—	—	3,447	—	—	—	3,447
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	151	151

Total comprehensive income	—	—	—	—	—	—	—	3,598

Balance, July 1, 2011	9,585	$95	$28,806	$2,768	(245)	$(1,142)	$(301)	$30,226

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$3,447	$(2,294)	$3,169
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Depreciation and amortization	1,553	1,303	958
Loss on sale of property and equipment	79	—	1
Provision for doubtful accounts receivable	595	107	155
Loss on marketable securities	—	—	328
(Gain) loss on life insurance policy cash surrender value	(76)	34	116
Deferred tax expense (benefit)	274	(220)	(114)
Share-based compensation	187	318	692
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,160)	1,382	(6,256)
Decrease (increase) in income tax receivables	1,915	(2,339)	—
Decrease (increase) in prepaid expenses and other assets	1,264	(3,767)	193
Increase in inventory	(12)	(1,160)	(133)
(Decrease) increase in accounts payable	(1,703)	4,357	(260)
Increase in accrued salaries and vacation	947	132	240
Increase (decrease) in other liabilities	2,442	3,762	(823)

Net cash provided by (used in) operating activities	6,752	1,615	(1,734)

Cash flows from investing activities
Purchase of property and equipment	(1,213)	(2,356)	(1,172)
Payment for ADVENT, net of cash acquired	—	(498)	—
Payment for PPS, net of cash acquired	—	(4,330)	—
Purchase of marketable securities	—	—	(3,000)
Proceeds from sale of marketable securities	—	—	2,672
Premium paid on life insurance policies	(35)	(36)	(38)
Proceeds from (investment in) notes receivable	293	(1,070)	(200)

Net cash used in investing activities	(955)	(8,290)	(1,738)

Cash flows from financing activities
Purchase of treasury stock	(20)	(77)	(128)
Borrowings on line of credit	27,189	10,755	—
Repayments on line of credit	(27,189)	(10,755)	—
Repayment of notes payable	(1,458)	—	—
Proceeds from exercise of stock options	56	—	48

Net cash used in financing activities	(1,422)	(77)	(80)

Effect of exchange rate changes	49	(55)	14

Net increase (decrease) in cash and cash equivalents	4,424	(6,807)	(3,538)
Cash and cash equivalents at the beginning of the year	1,593	8,400	11,938

Cash and cash equivalents at the end of the year	$6,017	$1,593	$8,400

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$175	$58	$60
Income taxes	$2,495	$1,392	$1,762
Supplemental disclosures of non-cash financing activities:
Exercise of stock options	$101	$238	$—
Acquisition of treasury stock for restricted stock units	$(101)	$(238)	$—
Supplemental disclosures of non-cash investing activities:
Issuance of notes payable for acquisition	$—	$2,690	$—
Issuance of stock for PPS acquisition	$—	$240	$—
The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a project and program management firm that provides the government, municipalities, and the private sector with value-added, high quality innovative solutions for infrastructure, facilities management, construction, environmental quality, professional services, defense and homeland security needs. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates within four business segments as follows: (1) Program Management, (2) Compliance and Environmental Programs, (3) Professional Services, and (4) National Security. Refer to Note B Business Segments for additional information. Our financial year end is based upon 52 weeks per year and therefore does not close on a calendar month end. Fiscal year 2011 was based on 53 weeks and fiscal years 2010 and 2009 were each based on 52 weeks.
Accounting estimates: The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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
Pre-contract costs: Costs incurred by the Company prior to the execution of a contract, including bid and proposal costs, are expensed when incurred regardless of whether the bid is successful.
Depreciation and amortization: Property and equipment are carried at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.
Allowance for doubtful accounts: Disputes arise in the normal course of our business on projects where we are contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability and collectability. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectability of such receivables. All receivables over 60 days old are reviewed as part of this process.
Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award. The majority of the Company’s equity awards granted in fiscal years 2011 and 2010 have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant. Share-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options. Compensation expense is recognized ratably over the requisite service period of the grants.

Net income per share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares of unvested restricted stock units.
The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share, in thousands:

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
	(In thousands)
Weighted average number of shares outstanding — basic	9,261	9,141	9,123

Effect of assumed exercise of stock options and vesting of restricted stock units	22	—	27

Weighted average number of shares outstanding — diluted	9,283	9,141	9,150

For fiscal years 2011, 2010, and 2009, options to purchase approximately 22,000, 222,000, and 169,000 shares of common stock, respectively, were not included in the computation of diluted (loss) income per share because the effect would be anti-dilutive.
Cash and cash equivalents: All investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at July 1, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and therefore the Company’s non-interest bearing cash balances may again exceed federally insured limits.
Inventory: The Company’s inventory is valued at the lower of cost or market and is accounted for on a first-in first-out basis.
Notes receivable: Includes short-term loans made to business partners in order to accelerate and advance the Company’s business related opportunities.
Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of July 1, 2011 are fully recoverable.
Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The carrying value of goodwill at July 1, 2011 and June 25, 2010 was $5.8 million, which was generated from the Company’s fiscal year 2010 acquisitions of Professional Protection Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”), and the acquisition of Versar Global Solutions, Inc. (“VGI”), in fiscal year 1998. PPS is part of the Company’s National Security business segment, ADVENT is part of its Compliance and Environmental Programs business segment, and VGI is part of the Program Management business segment. In performing the goodwill impairment analysis, management utilized a market-based valuation approach to determine the estimated fair value of the Company’s four business segments, which represent its five reporting units (the National Security business segment has two reporting units). The Company has elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. Management engaged outside professionals and valuation experts to assist in performing this analysis and would test more often if events or circumstances warrant it. As part of the assessment an analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the fiscal year 2011 analysis, the estimated fair value of the Company’s reporting units exceeded the carrying value of their net assets and therefore, management concluded that the goodwill was not impaired.
Other intangible assets: The Company had intangible assets with a net carrying amount of approximately $1.5 million and $1.9 million as of July 1, 2011 and June 25, 2010, respectively. The intangible assets include technology-based assets, customer related assets, and marketing related assets, which are amortized over a 5 year or 7 year life. We are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the reporting units to ensure the carrying values do not exceed the cash flows that they support. Any impairments of the assets are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2011 and 2010.
Asset retirement obligation: During fiscal year 2007, the Company recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory in its National Security business segment. The Company estimated the costs to clean up the laboratory and return it to its original state at a present value of approximately $497,000. If the Company determines that the estimated cleanup cost is larger than expected such adjustments will be reflected when they become known. At July 1, 2011 and June 25, 2010, the Company accrued approximately $663,000 and $636,000, respectively, to clean up the chemical laboratory. The asset retirement obligation is included in other current liabilities in the Consolidated Balance Sheets.
Treasury stock: The Company records treasury stock using the cost basis method. There were approximately 245,200 and 208,700 shares of treasury stock valued at approximately $1.1 million and $1.0 million at July 1, 2011 and June 25, 2010, respectively.
Foreign Currency Translation: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for the periods presented. At July 1, 2011, the Company has approximately $678,000 of cash held in foreign banks.
Fair value of financial and non-financial assets and liabilities: The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. Certain non-financial assets and liabilities are measured at fair value on a recurring and a non-recurring basis. These non-financial assets and liabilities are written down to their fair value when they are determined to be impaired.
Commitments and contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Prior Year Reclassification: Certain prior year information has been reclassified in order to conform to the current year presentation.

New Accounting Pronouncements
Recently Adopted Accounting Guidance during Fiscal Year 2011
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
Recently Issued Accounting Guidance
In June 2011, the FASB issued authoritave guidance which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning with its 2012 fiscal year. The Company does not expect the guidance to impact its Condensed Consolidated Financial Statements, as it only requires a change in the format of presentation.
In May 2011, the FASB issued authoritative guidance on how to measure fair value; expanding fair value disclosure requirements; and offering guidance on what disclosures to make about fair value measurements. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The guidance does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The guidance is effective for interim and annual periods beginning after December 15, 2011 (the Company’s 2012 fiscal year), and should be applied prospectively. Early adoption is not permitted for public entities. Upon adoption, the Company does not expect the guidance to have a material impact on the financial statements.
In December 2010, the FASB issued authoritative guidance on the goodwill impairment test for reporting units with zero or negative carrying amounts. The new accounting guidance modifies step 1 of the impairment test whereby an entity should consider whether there are any adverse qualitative factors that may exist that would indicate it is more likely than not that a goodwill impairment exists. This may result in companies reporting goodwill impairments sooner as compared to under the current accounting guidance. This new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and will apply to the Company beginning with its 2012 fiscal year. Early adoption of this guidance is not permitted. The Company will evaluate the impact of this guidance on its financial condition, and results of operation upon adoption.
In December 2010, the FASB issued interpretive guidance on the pro forma revenue and earnings disclosure requirements for business combinations. The interpretive guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period. Also, supplemental pro forma disclosures should be expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new accounting guidance is effective for a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (the Company’s 2012 fiscal year). Early adoption of this guidance is permitted. The Company will implement this guidance for any future business combinations.
NOTE B — BUSINESS SEGMENTS
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
Summary of financial information for each of the Company’s segments follows:

	Years Ended
	July 1, 2011	June 25, 2010	June 26, 2009
	(In thousands)
GROSS REVENUE
Program Management	$56,889	$57,826	$71,526
Compliance and Environmental Programs	33,139	17,271	19,649
Professional Services	13,930	12,637	11,476
National Security	33,641	13,029	9,545

	$137,599	$100,763	$112,196

GROSS PROFIT (LOSS) (a)
Program Management	$3,662	$4,002	$10,467
Compliance and Environmental Programs	5,569	(375)	884
Professional Services	2,842	2,018	1,734
National Security	2,260	366	1,395

	$14,333	$6,011	$14,480

Selling, general and administrative Expenses	8,025	8,651	8,876
Other expenses	423	1,012	—

OPERATING INCOME (LOSS)	$5,885	$(3,652)	$5,604

(a)	Gross Profit is defined as gross revenue less purchased services and materials, at cost and direct costs of services and overhead.

	As of
	July 1, 2011	June 25, 2010
	(In thousands)
IDENTIFIABLE ASSETS

Program Management	$8,220	$13,072
Compliance and Environmental Programs	7,971	9,386
Professional Services	3,149	3,349
National Security	20,671	13,271
Corporate and Other	13,365	10,786

Total Assets	$53,376	$49,864

	As of
	July 1, 2011	June 25, 2010
	(In thousands)
GOODWILL

Program Management	$776	$776
Compliance and Environmental Programs	1,967	1,967
Professional Services	—	—
National Security	3,015	3,015
Corporate and Other	—	—

Total Goodwill	$5,758	$5,758

NOTE C — RESTRUCTURING CHARGES
The Company recorded a charge to earnings of approximately $250,000 in the third quarter of fiscal year 2011 related to severance costs for the former Chief Financial Officer. At July 1, 2011, approximately $154,000 in severance obligations remained, which are scheduled to be paid through February 2012.
Due to the poor performance in two of our regional offices and the need to re-align our cost structure with the lower business volume, the Company took a charge to earnings of $939,000 in the third quarter of fiscal year 2010. Initially, the Company recorded an estimated total $939,000 accrual which was composed of severance costs of $789,000 (35 personnel) and office closure and project wind down costs of approximately $150,000. The restructuring plan was substantially completed in June 2010. Final restructuring costs amounted to $592,000 for severance and $90,000 for the closing of two offices and therefore we reduced the accrual by $267,000 during the fourth quarter of fiscal year 2010. All restructuring charges discussed above are included within other expenses in the Company’s Consolidated Statement of Operations.
NOTE D — ACQUISITIONS
On January 5, 2010, the Company acquired all of the outstanding share capital of PPS, located in Milton Keynes, United Kingdom. PPS manufactures and sells proprietary personal protective equipment to the nuclear industry, including protective suits, decontamination showers and emergency shelters. The PPS worldwide distribution and manufacturing capability significantly increased Versar’s personal protective equipment business volume. The outstanding share capital of PPS was acquired by Versar’s newly formed subsidiary, GEOI 1, Ltd. The Company paid a purchase price for the outstanding share capital of PPS comprised of: (i) cash of $5.2 million, (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $940,000, payable over two years with an interest rate of 5% per annum, and (iii) issuance to one selling shareholder of 78,689 shares of common stock of Versar with a value as of the date of closing of $240,000 on January 5, 2010. Certain of the selling shareholders were also entitled to contingent cash consideration through an earn-out provision calculated based on earnings before interest, taxes, depreciation and amortization of PPS for the 12-month period ending January 1, 2011. The Company estimated the fair value of the contingent earn-out liability to be $67,500 based on the projections and probabilities of reaching PPS’s business goals through January 2011. Based on PPS’s achievement of certain of these business goals the Company’s liability associated with this transaction was estimated at $161,000 as of July 1, 2011, and was settled for that amount subsequent to the 2011 fiscal year end. During fiscal year 2011 the Company recorded $55,000 as an other expense in the Consolidated Statements of Operations related to this transaction.
On March 17, 2010, the Company acquired ADVENT, headquartered in Charleston, South Carolina. ADVENT is a Department of Defense (“DoD”), full service environmental contractor with significant capabilities in Military Munitions Response Plans (MMRP) and Unexploded Ordinance (UXO) clean-up. The acquisition of ADVENT added significant strategic contract capacity to Versar, expanded our geographic presence to the Southeast United States, and added technical expertise in the MMRP/UXO arena. The Company paid a purchase price for all of the outstanding stock of ADVENT comprised of: (i) cash of $1.2 million, and (ii) issuance to the selling shareholders of seller notes with an aggregate principal amount of $1.75 million, payable over two years with an interest rate of 5% per annum. The selling shareholders were also entitled to contingent consideration up to a maximum of $1.75 million through an earn-out provision calculated based on earnings before interest, taxes, depreciation or amortization of ADVENT for the 12-month period ending March 2011. The Company estimated the fair value of the contingent earn-out liability to be $475,000 based on the projections and probabilities of reaching ADVENT’s business goals through March 2011. Based on ADVENT’s achievement of certain of these business goals the Company’s liability associated with this transaction was estimated at $1.1 million as of July 1, 2011, and was settled for that amount subsequent to the 2011 fiscal year end. During fiscal year 2011 the Company recorded $483,000 as an other expense in the Consolidated Statements of Operations related to this transaction.

The acquisitions were accounted for under the purchase method of accounting. The Company utilized its working capital in conjunction with notes and company stock to fund the acquisitions of PPS and ADVENT. The Company recorded the excess of the purchase price over the estimated fair value of the net tangible and specifically identifiable intangible assets acquired of approximately $3 million for PPS and $2 million for ADVENT as goodwill. The Company believes that these two acquisitions will enable it to expand its markets globally and client base more broadly. The business synergies with the Company’s National Security and Compliance and Environmental Programs business segments enable the Company to operate more efficiently with the business synergies between the companies. The Company has allocated approximately $1.3 million and $0.7 million to the PPS and ADVENT technology related, customer related, and marketing related intangible assets, respectively. The intangible assets of PPS and ADVENT will be amortized over seven and five years, respectively. PPS was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore, the amortization of goodwill and intangible assets are deductible for tax purposes over a fifteen-year period. The goodwill associated with the ADVENT acquisition will not be tax deductible. The transaction costs to purchase these two companies were approximately $330,000 for legal, valuation and financial support, which were included in the other expense line in the Consolidated Statement of Operations.
The results of operations for PPS and ADVENT since the acquisition dates are included in the Company’s accompanying Statement of Operations. Due to the similarity of the business process and business environment, the Company has integrated PPS in the National Defense business segment and ADVENT was integrated in the Compliance and Environmental business segment.
The purchase price allocation as reported below (in thousands) represents management’s accounting of the fair value on the acquisition date of PPS and ADVENT.

PPS

Cash	$770
Accounts receivable	634
Inventory	1,397
Property and equipment	493
Goodwill	3,014
Intangibles	1,312

Total assets acquired	7,620

Accounts payable	707
Other liabilities	428

Total liabilities assumed	1,135

Purchase price	$6,485

ADVENT

Cash	$652
Accounts receivable	1,313
Prepaid and other assets	565
Goodwill	1,968
Intangibles	677

Total assets acquired	5,175

Accounts payable	1,596
Other liabilities	137

Total liabilities assumed	1,733

Purchase price	$3,442

NOTE E — GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill was approximately $5.8 million as of July 1, 2011 and June 25, 2010. Goodwill was derived from the acquisitions of PPS and ADVENT in fiscal year 2010 and VGI in fiscal year 1998. In performing its goodwill impairment analysis in the fourth quarter of each fiscal year or when a triggering event occurs that may indicate possible impairment, management utilizes a market-based valuation approach in addition to discounted cash flows to determine the estimated fair value of the reporting units in the business segments where those units reside. Management engaged outside professionals and valuation experts, as necessary, to assist in performing this analysis and will test more often if events and circumstances warrant it. Should the Company’s four reporting units’ financial performance not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact the Company’s financial position and results of operations. However, it would not impact the Company’s cash flow. No goodwill impairment charges were recorded in the 2011 fiscal year.
Additionally, as part of the acquisitions of PPS and ADVENT, the Company recorded intangible assets of $1.3 million and $0.7 million, respectively. The intangible assets for PPS are primarily related to technology based intangible assets and customer related and marketing related intangible assets. The intangible assets for ADVENT are primarily related to customer related intangibles and marketing related intangible assets. The intangible assets for PPS and ADVENT are amortized over a 7 year and 5 year period, respectively. No intangible asset impairment charges were recorded in the 2011, 2010, or 2009 fiscal years.

A rollforward of the Company’s goodwill and intangible assets for fiscal years 2011 and 2010 is as follows (in thousands):

		FY 2011
FY 2010 to FY 2011	June 25, 2010	Activity	July 1, 2011

GOODWILL	$5,758	$—	$5,758

INTANGIBLE ASSETS:
Customer related intangibles	$840	—	$840
Marketing related intangibles	308	—	308
Technology related intangibles	841	—	841

Total intangible assets	1,989	—	1,989
Accumulated amortization	(104)	(346)	(450)

Net intangible assets	$1,885	$(346)	$1,539

		PPS	ADVENT
FY 2009 to FY 2010	June 26, 2009	Acquisition	Acquisition	June 25, 2010

GOODWILL	$776	$3,014	$1,968	$5,758

INTANGIBLE ASSETS:
Customer related intangibles	$—	$329	$511	$840
Marketing related intangibles	—	142	166	308
Technology related intangibles	—	841	—	841

Total intangible assets	—	1,312	677	1,989
Accumulated amortization	—	(75)	(29)	(104)

Net intangible assets	$—	$1,237	$648	$1,885

The intangible assets associated with the PPS and ADVENT acquisitions are amortized over a 7 and a 5 year life, respectively. Amortization expense for intangible assets was $346,000 and $104,000 for fiscal years 2011 and 2010, respectively. Expected future amortization expense subsequent to July 1, 2011 is as follows (in thousands):

Years	Amount
2012	$323
2013	323
2014	323
2015	289
2016	281
Thereafter	—

Total	$1,539

NOTE F — FAIR VALUE MEASURES
The Company analyzes its financial assets and liabilities measured at fair value and categorizes them within the fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value in accordance with the authoritative guidance for fair value instruments and the fair value option for financial assets and financial liabilities. The fair value hierarchy is as follows:
Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
The fair values of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments.
Certain non-financial assets and liabilities are measured at fair value on a recurring basis primarily using Level 3 inputs. These include reporting units measured at fair value using market and income approaches in the first step of an annual goodwill impairment test. These non-financial assets and liabilities are written down to their fair value when they are determined to be impaired.
Certain non-financial assets, including goodwill, intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication that there may be a triggering event which could result in impairment. These non-financial assets and liabilities are written down to their fair value when they are determined to be impaired.
The Company also applied Level 3 fair value measurement on the intangible assets and contingent consideration from the acquisitions of PPS and ADVENT. The valuation technique used in Level 3 was based on inputs that were unobservable in the active market and are developed based upon the best information available under the circumstances which might include the reporting entity’s data.
NOTE G — INVENTORY
The Company’s inventory is accounted for on a first-in first-out basis. The inventory balance at July 1, 2011 of $1,386,000 consisted of $505,000 of raw materials, $90,000 of work-in-process, and $791,000 of finished goods. The inventory balance at June 25, 2010 of $1,293,000 consisted of $522,000 of raw materials, $44,000 of work-in-process, and $727,000 of finished goods.

NOTE H — CUSTOMER INFORMATION
A substantial portion of the Company’s revenue is derived from contracts with the U.S. Federal government as follows:

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
	(In Thousands)
DoD	$110,000	$78,022	$92,583
U.S. Environmental Protection Agency	3,662	1,725	1,891
Other U.S. Government Agencies	11,043	6,180	2,576

Total U.S. Federal Government	$124,705	$85,927	$97,050

A majority of the DoD work is to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue was approximately $42 million, $39 million, and $63 million for the fiscal years 2011, 2010, and 2009, respectively, for the Company’s international work for the U.S. Government.
NOTE I — NOTES RECEIVABLE
In June and July 2009, the Company provided interim debt financing to General Power Green Energy, LLC (“GPC”) to fund certain GPC project startup costs. The project involves the construction of a 15 megawatt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. At July 1, 2011, the note had a principal balance of $550,000 and carried an annual interest rate of 12% The note is secured by the assets of GPC. Accrued interest on the note was approximately $103,000 and $42,000 at July 1, 2011 and June 25, 2010, respectively. The note and accrued interest were due in full on May 5, 2011. GPC’s management has been consistently working with the Company in a good faith effort to take the necessary steps to repay the loan. GPC has expressed their belief that they will repay the entire outstanding balance in as timely a manner as possible. Accordingly, the Company believes that the full amount is realizable and therefore as of July 1, 2011 management does not believe that a reserve against the loan is necessary. The Company will continue to monitor this situation in order to determine whether a change in facts or circumstances arises that would require the recording of a reserve. The principal and accrued interest balances are included in the notes receivable line item in the Company’s Consolidated Balance Sheets. Additionally, the Company received a 20% ownership interest in GPC in connection with providing the note to GPC. No value was recorded associated with this 20% ownership interest as of July 1, 2011 and June 25, 2010, as value was determined to be immaterial. Management will continue to evaluate this periodically going forward. As no significant influence can be exerted by the Company over GPC the Company accounts for this interest using the cost method of accounting.
In July 2009, the Company provided a $750,000 loan to Lemko Corporation (“Lemko”) for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the loan to Lemko through September 30, 2011, and agreed to equal quarterly payments commencing on December 31, 2010 of $187,500 plus accrued interest. At July 1, 2011, outstanding principal on the Lemko note was $375,000. Accrued interest on this loan was $12,000 and $46,000 at July 1, 2011 and June 25, 2010, respectively. Additionally, in connection with the May 28, 2010 extension of the loan agreement, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company has determined the fair value of the warrants is immaterial and therefore has not assigned value to them.
Because the Company only has two notes receivable within its portfolio of financing receivables, the methodology for determining the allowance for doubtful accounts is based on the review of specific facts and circumstances of both the receivables and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrowers and the borrowers’ industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes receivable by the borrower. A reserve against the notes receivable will be recorded when there is a specific risk of collectability. A write-off of a note receivable will occur when it has been deemed uncollectable, based on management’s judgment. Management’s collectability analysis has concluded that no allowance for doubtful accounts is appropriate as of July 1, 2011. During fiscal years 2011 and 2010 there were no changes to the allowance for doubtful accounts for the GPC and Lemko notes receivable because the Company did not deem it necessary to record any reserves for these notes during these periods.

NOTE J — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following.

	Years Ended
	July 1,	June 25,
	2011	2010
	(In thousands)
Prepaid insurance	$862	$1,349
Prepaid rent	78	282
VAT input tax	12	121
Other prepaid expenses	441	367
Miscellaneous receivables	118	330

Total	$1,511	$2,449

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and service provider.
NOTE K — OTHER CURRENT LIABILITIES
Other current liabilities include the following:

	Years Ended
	July 1,	June 25,
	2011	2010
	(In thousands)
Earn-out liabilities	$1,261	$543
Payroll related	2,872	1,168
Deferred rent	393	413
Severance accrual	162	178
Asset retirement obligation	663	636
Other accrued and miscellaneous liabilities	2,012	1,363

Total	$7,363	$4,301

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.
NOTE L — ACCOUNTS RECEIVABLE

	Years Ended
	July 1,	June 25,
	2011	2010
	(In thousands)
Billed receivables
U.S. Government	$12,058	$12,817
Commercial	7,589	3,411
Unbilled receivables
U.S. Government	10,267	10,387
Commercial	426	717

	30,340	27,332
Allowance for doubtful accounts	(840)	(525)

Total	$29,500	$26,807

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2011; therefore, they have been presented as current assets in accordance with industry practice.
NOTE M — PROPERTY AND EQUIPMENT

	Estimated	Years Ended
	Useful Life	July 1,	June 25,
	In Years	2011	2010
		(In thousands)
Furniture and fixtures	10	$802	$828
Equipment	3 to 10	10,086	8,458
Capital leases	Life of lease	234	739
Leasehold improvements	Shorter of lease term or asset life	3,023	3,107

		14,145	13,132

Accumulated depreciation and amortization		(10,317)	(9,162)

Total		$3,828	$3,970

Depreciation and amortization of property and equipment was approximately $1.1 million, $1.2 million, and $1.0 million for the fiscal years 2011, 2010, and 2009, respectively.
Maintenance and repair expense approximated $199,000, $245,000, and $233,000 for the fiscal years 2011, 2010, and 2009, respectively.
NOTE N — MARKETABLE SECURITIES
During the first quarter of fiscal year 2009, the Company recorded a $352,000 loss on marketable securities the Company was holding in the FISCO Income Plus Fund. In response the Company liquidated its remaining assets from marketable securities and moved them to cash with its primary bank. Later in fiscal year 2009, the Company recovered $24,000 of the initial loss before the funds were liquidated from the FISCO fund. A loss on marketable securities for the remaining amount of $328,000 is reflected in the consolidated statement of operations for the fiscal year ended June 26, 2009.
NOTE O — DEBT
The Company has a line of credit facility with United Bank (the “Bank”) that provides for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all covenant requirements as of July 1, 2011 and June 25, 2010. Borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 4.5% Borrowing rates at fiscal years 2011, 2010, and 2009 were approximately 4.5%, 3.5%, and 2.8%, respectively. Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company borrowed and repaid $27.2 million under this line of credit during fiscal year 2011 and had no outstanding borrowings under the line of credit as of July 1, 2011 and June 25, 2010.
The Company has a letter of credit of approximately $455,000 outstanding under the line of credit facility which serves as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduces the Company’s availability on the line of credit. Availability under the line of credit at July 1, 2011 was approximately $9.5 million. Obligations under the credit facility are guaranteed by the Company and each of its domestic subsidiaries individually and are secured mainly by accounts receivable and equipment plus all insurance policies on property constituting the Company’s and its domestic subsidiaries collateral. The line of credit matures on September 25, 2011. The Company is currently in the process of extending the line of credit for another year at similar terms.

As part of the PPS acquisition in January 2010, the Company issued notes payable with principal amounts totaling $940,000, which are payable quarterly over a two year period and bear interest of 5%. As part of the ADVENT acquisition in March 2010, the Company issued notes payable with principal amounts totaling $1,750,000, which are payable quarterly over a two year period and bear interest of 5%. At July 1, 2011, the principal balances of the notes payable were approximately $391,000 and $656,000 for PPS and ADVENT, respectively. Principal plus accrued interest is included in the notes payable balance in the Company’s Consolidated Balance Sheets.
NOTE P — SHARE-BASED COMPENSATION
In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates under the 2010 Plan, although only employees may receive stock options classified as “incentive stock options,” also known as ISO’s. One million shares of common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The per share exercise price for options and SARS granted under the 2010 Plan shall be established by the Committee. However, the per share exercise price shall not be less than 100% of the fair market value of the common stock on the date of the grant. At July 1, 2011, approximately 20,000 restricted stock units had been issued under the 2010 Plan and therefore at that date there were approximately 980,000 shares available for future issuance.
The Company also maintains the Versar 2005 Stock Incentive Plan (the “2005 Plan”), the Versar 2002 Stock Incentive Plan (the “2002 Plan”), the Versar 1996 Stock Option Plan (the “1996 Plan”) and the Versar 1992 Stock Option Plan (the “1992 Plan”). After consideration of the 2011 awards there are no shares available for future issuance under these plans.
During fiscal year 2011, the Company awarded 71,500 shares of restricted stock units to executive officers, employees and Board members which vest over a period of one to two years following the date of grant. The awards were issued pursuant to the Company’s 2002, 2005 and 2010 Plans. Share-based compensation expense relating to vested stock options and restricted stock unit awards totaled approximately $187,000, $318,000, and $692,000 for fiscal years 2011, 2010, and 2009. This expense was included in the direct costs of services and overhead lines of the Company’s Consolidated Statements of Operations. At July 1, 2011, there were approximately 38,000 restricted stock units valued at $109,000 to be amortized over the next 12 months.
Total incentive stock options granted under the Company’s incentive stock plans are as follows:

		Weighted-
	Option	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)
Outstanding at June 27, 2008	430	$3.03	$1,306
Exercised	(6)	2.19	(13)
Cancelled	(3)	3.45	(10)

Outstanding at June 26, 2009	421	$3.05	$1,283
Exercised	(100)	2.38	(238)
Cancelled	(5)	2.48	(13)

Outstanding at June 25, 2010	316	$3.26	$1,032
Exercised	(65)	2.42	(157)
Cancelled	(75)	3.15	(236)

Outstanding at July 1, 2011	176	$3.63	$639

The intrinsic value for incentive stock options exercised for fiscal years 2011, 2010, and 2009, was approximately $57,000, $132,000, and $6,000, respectively.
Details of total exercisable incentive stock options at July 1, 2011 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

41	$1.81 to $2.80	$2.58	1.9 years	41
88	$3.40 to $3.82	3.71	3.0 years	88
47	$4.00 to $4.45	4.38	3.4 years	47

176		$3.63	2.9 years	176

Total non-qualified stock options granted under the Company’s incentive stock plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(In thousands, except per share price)

Outstanding at June 27, 2008	141	$3.07	$435
Exercised	(20)	1.75	(35)

Outstanding at June 26, 2009	121	$3.31	$400
Cancelled	(18)	3.40	(63)

Outstanding at June 25, 2010	103	$3.27	$337
Cancelled	(30)	5.13	(154)

Outstanding at July 1, 2011	73	$2.51	183

No non-qualified stock options were exercised in fiscal years 2011 and 2010. The intrinsic value for non-qualified stock options exercised in fiscal year 2009 was $78,000.
Details of total exercisable Non-Qualified Stock Options at July 1, 2011 are as follows:

				Number of
Number of				Shares
Shares		Weighted-	Weighted-	Underlying
Underlying	Range of	Average	Average	Exercisable
Options	Option Price	Option Price	Remaining Life	Options
(In thousands, except as noted)

46	$1.81 to $2.80	$1.82	1.3 years	46
19	$3.10 to $3.65	3.31	1.7 years	19
8	$4.14 to $4.58	4.58	3.4 years	8

73		$2.51	1.6 years	73

NOTE Q — INCOME TAXES
Pretax income (loss) is comprised of the following:

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
	(In thousands)

U.S. Entities	$6,630	$(3,253)	$6,041
Foreign Entities	(738)	(360)	(801)

Total pretax income (loss)	$5,892	$(3,613)	$5,240

Pretax income from the U.S. and foreign entities is currently taxable in the U.S. accordingly, the Company has no unremitted foreign income.
Income tax expense (benefit) is as follows:

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
	(In thousands)
Current:
Federal	$1,437	$(1,274)	$1,945
State	284	(102)	198
Foreign	450	277	42

Deferred:
Federal	252	(182)	(225)
State	22	(23)	115
Foreign	—	(15)	(4)

Valuation Allowance	—	—	—

Total expense (benefit)	$2,445	$(1,319)	$2,071

Deferred tax assets are comprised of the following as of the dates indicated below (in thousands):

	July 1, 2011	June 25, 2010
Deferred Tax Assets:
Employee benefits	$374	$499
Bad debt reserves	313	180
All other reserves	559	336
Net operating losses and tax credit	53	168
Capital loss carryforward	107	122
Depreciation and amortization	—	332
Accrued expenses	540	421
Other	34	134

Total Deferred Tax Assets	1,980	2,192

Valuation Allowance	(55)	(51)

Deferred Tax Liabilities:
Goodwill and intangibles	(472)	(550)
Depreciation and amortization	(204)	—
Asset retirement obligation	—	(26)
Other	(27)	(42)

Net Deferred Tax Assets	$1,222	$1,523

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal year 2011, the Company had $55,000 in valuation allowance. As of the end of fiscal year 2010 the Company had a valuation allowance of approximately $51,000 related to deferred tax assets in certain foreign jurisdictions as it is not more likely than not that the deferred tax assets will be realized. The Company has established a valuation allowance on its Philippine operations as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate periods of pre-tax loss. At July 1, 2011, the Company has net operating loss carryforwards in the Philippines of approximately $55,000.
In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At July 1, 2011 the Company did not have any uncertain tax positions. The Company’s 2009, 2008, and 2007 tax years remain open to audit in most jurisdictions.
The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expense.
A reconciliation of the Company’s income tax expense (benefit) to the federal statutory rate is as follows:

	Years Ended
	July 1,	June 25,	June 26,
	2011	2010	2009
	(In thousands)

Expected provision at federal statutory rate	$2,016	$(1,230)	$1,782
State income tax expense	196	(120)	204
Permanent items	243	25	35
Change in tax rates	(7)	3	42
Other	(3)	3	8

Income tax expense (benefit)	$2,445	$(1,319)	$2,071

NOTE R — EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
The Company continues to maintain a 401(k) Plan, which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.
Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2011, 2010, and 2009, the Company made cash contributions of $988,000, $773,000, and $828,000, respectively. All contributions to the 401(k) Plan vest immediately.
In January 2005, the Company established an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market.
The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of the Company’s shares on the NYSE Amex on the purchase date.

NOTE S — COMMITMENTS AND CONTINGENCIES
General
Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). All fiscal years through 2006 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
The Company leases approximately 148,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2020. Minimum future obligations under operating leases are as follows:

Total
Years Ending June 30,	Amount
(In thousands)

2012	$3,051
2013	2,320
2014	1,945
2015	1,557
2016	593
Thereafter	354

$9,820

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2.4 million, $2.8 million, and $2.8 million, for 2011, 2010, and 2009, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.
Legal Proceedings
Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.
NOTE T — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Unaudited quarterly financial information for fiscal years 2011 and 2010 is as follows (in thousands, except share and per share amounts):

	Fiscal Year 2011 Quarters Ended				Fiscal Year 2010 Quarters Ended
	July 1	April 1	Dec. 31	Sep. 24	June 25	March 27	Dec. 25	Sep. 25

Gross Revenue	$34,908	$31,487	$41,908	$29,296	$27,307	$24,355	$24,387	$24,714

Gross Profit	3,750	4,212	3,486	2,885	671	1,259	1,728	2,353

Operating income	2,150	1,368	1,491	876	(1,254)	(2,266)	(510)	378

Net income (loss)	1,355	629	924	539	(714)	(1,517)	(300)	237
Net income (loss) per share — diluted	$0.14	$0.07	$0.10	$0.06	$(0.08)	$(0.16)	$(0.03)	$0.03
Weighted average number of shares outstanding — diluted	9,343	9,302	9,317	9,276	9,257	9,224	9,121	9,146
Note:	The sum of the four quarterly earnings per share amounts may not equal the annual total due to fluctuations in common shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of July 1, 2011, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of July 1, 2011, the Company’s internal control over financial reporting was effective based on those criteria.
Attestation Report of the Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption granted under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act for smaller reporting companies that permits the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference. Other information required by this item will be contained in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2011 fiscal year end and is incorporated herein by reference.
For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company, the Company’s Employee 401(k) Plan and one holder of greater than 10% of the Company’s common stock are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11.	Executive Compensation
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2011 fiscal year.

Item 13.	Certain Relationships and Related Transactions
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2011 fiscal year.

Item 14.	Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2011 fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) Financial Statements:
The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.
a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of July 1, 2011 and June 25, 2010

c)	Consolidated Statements of Operations for the Years Ended July 1, 2011, June 25, 2010, and June 26, 2009

d)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 1, 2011, June 25, 2010, and June 26, 2009

e)	Consolidated Statements of Cash Flows for the Years Ended July 1, 2011, June 25, 2010, and June 26, 2009

f)	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
a)	Schedule II — Valuation and Qualifying Accounts for the Years Ended July 1, 2011, June 25, 2010, and June 26, 2009

Schedule II
VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		ADDITIONS
	BALANCE	CHARGED
	AT	TO COSTS		BALANCE
	BEGINNING	AND	CHARGE	AT END OF
	OF YEAR	EXPENSES	OFFS	YEAR

Allowance for Doubtful Accounts:

2009	$343,000	$154,000	$(28,000)	$469,000

2010	$469,000	$107,000	$(51,000)	$525,000

2011	$525,000	$595,000	$(280,000)	$840,000

Deferred Tax Valuation Allowance:

2009	$47,000	$1,000	—	$48,000

2010	$48,000	$3,000	—	$51,000

2011	$51,000	$4,000	—	$55,000
All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or not thereto.
(3) Exhibits:
The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 54 through 57 of this report.

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

10.133
Ninth Modification Agreement dated September 30, 2010, by and between United Bank and Versar, Inc., Geomet Technologies, LLC, Versar Global Solutions, Inc., VEC Corp., Versar International, Inc., and ADVENT Environmental, Inc.
(AK)

10.134	2010 Stock Incentive Plan*	(AL)

10.134.1	Form of Restricted Stock Unit Award Agreement*	(AL)

10.134.2	Form of Performance Stock Award Agreement*	(AL)

10.134.3	Form of Deferral Election Agreement for Deferred Share Units*	(AL)

10.134.4	Form of Stock Option Award Agreement*	(AL)

10.134.5	Form of Stock Appreciation Right Award Agreement*	(AL)

10.134.6	Form of Restricted Stock Unit Award Agreement*	(AL)

10.135	Separation and General Release Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 24, 2011. *	(AM)

10.136	Consulting Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 25, 2011 .	(AM)

10.137	Change of Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2010*	(AN)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2011 by Anthony L. Otten, Chief Executive Officer

32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2011 by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

*	Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1987 filed with the Commission on September 28, 1987.

(W)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(Y)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(Z)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(AA)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(AB)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(AC)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated April 2, 2008 filed with the Commission on April 4, 2008.

(AD)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated February 2, 2009 filed with the Commission on February 6, 2009.

(AE)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report dated May 6, 2009 filed with the Commission on May 11, 2009.

(AF)	Incorporated by reference to the exhibit to the Registrant’s Form 10-K/A Annual Report for Fiscal Year Ended June 26, 2009 filed with the Commission on September 24, 2009.

(AG)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K Current Report filed with the Commission on February 17, 2010.

(AH)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on January 8, 2010.

(AI)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on March 22, 2010.

(AJ)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on April 1, 2010.

(AK)	Incorporated by reference to the exhibit to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(AL)	Incorporated by reference to the exhibits to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(AM)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed with the Commission on February 28, 2011.

(AN)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on July 9. 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC. (Registrant)

Date: September 19, 2011	/S/ Paul J. Hoeper Paul J. Hoeper
Chairman and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper Paul J. Hoeper	Chairman and Director	September 19, 2011

/S/ Anthony L. Otten Anthony L. Otten	Chief Executive Officer	September 19, 2011

/S/ Cynthia A. Downes Cynthia A. Downes	Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	September 19, 2011

/S/ Ruth I. Dreessen Ruth I. Dreessen	Director	September 19, 2011

/S/ Robert L. Durfee Robert L. Durfee	Director	September 19, 2011

/S/ James L. Gallagher James L. Gallagher	Director	September 19, 2011

/S/ Amoretta M. Hoeber Amoretta M. Hoeber	Director	September 19, 2011

/S/ Amir A. Metry Amir A. Metry	Director	September 19, 2011