Form 10-Q
period 2011-09-30
VERSAR INC
filed 2011-11-09
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at October 28, 2011

$.01 par value	9,623,080

VERSAR, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 and July 1, 2011	3

Condensed Consolidated Statements of Operations for the Three-Months Ended September 30, 2011 and September 24, 2010	4

Condensed Consolidated Statements of Comprehensive Income for the Three-Months Ended September 30, 2011 and September 24, 2010	5

Condensed Consolidated Statements of Cash Flows for the Three-Months Ended September 30, 2011 and September 24, 2010	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	19

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6. Exhibits	20

SIGNATURES	21

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 30,	July 1,
	2011	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,596	$6,017
Accounts receivable, net	33,191	29,500
Inventory	1,366	1,386
Notes receivable, current	867	1,040
Prepaid expenses and other current assets	1,612	1,511
Deferred income taxes	1,594	1,554
Income tax receivable, net	—	424

Total current assets	41,226	41,432

Property and equipment, net	3,826	3,828
Goodwill	5,758	5,758
Intangible assets, net	1,459	1,539
Other assets	764	819

Total assets	$53,033	$53,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,376	$10,022
Accrued salaries and vacation	2,253	3,039
Income tax payable	25	—
Other current liabilities	5,999	7,363
Notes payable, current	1,244	1,417

Total current liabilities	20,897	21,841

Deferred income taxes	365	332
Other long-term liabilities	996	977

Total liabilities	22,258	23,150

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,598,649 shares and 9,585,474 shares issued; 9,351,720 shares and 9,340,280 shares outstanding	96	95
Capital in excess of par value	28,956	28,806
Retained earnings	3,592	2,768
Treasury stock, at cost (246,929 and 245,194 shares, respectively)	(1,147)	(1,142)
Accumulated other comprehensive loss; foreign currency translation	(722)	(301)

Total stockholders’ equity	30,775	30,226

Total liabilities and stockholders’ equity	$53,033	$53,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands, except share amounts)

	For the Three-Months Ended
	September 30,	September 24,
	2011	2010

GROSS REVENUE	$33,284	$29,296
Purchased services and materials, at cost	16,158	14,474
Direct costs of services and overhead	13,393	11,937

GROSS PROFIT	3,733	2,885

Selling, general and administrative expenses	2,352	2,009
Other expense	34	—

OPERATING INCOME	1,347	876

OTHER (INCOME) EXPENSE
Interest (income)	(29)	(82)
Interest expense	60	43

INCOME BEFORE INCOME TAXES	1,316	915

Income tax expense	492	376

NET INCOME	$824	$539

NET INCOME PER SHARE — BASIC	$0.09	$0.06

NET INCOME PER SHARE — DILUTED	$0.09	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDNG — BASIC	9,341	9,258

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	9,356	9,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited — in thousands)

	For the Three-Months Ended
	September 30,	September 24,
	2011	2010

COMPREHENSIVE INCOME
Net income	$824	$539
Foreign currency translation adjustments	(421)	221

TOTAL COMPREHENSIVE INCOME	$403	$760

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	For the Three-Months Ended
	September 30,	September 24,
	2011	2010
Cash flows from operating activities:
Net income	$824	$539

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	307	435
Loss on sale of property and equipment	46	—
Provision for doubtful accounts receivable	199	499
Loss on life insurance policy cash surrender value	75	42
Deferred taxes, net	(2)	(58)
Share based compensation	59	31
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,037)	91
(Increase) decrease in prepaid and other assets	(102)	847
Decrease (increase) in inventories	20	(10)
Increase (decrease) in accounts payable	1,501	(1,835)
(Decrease) increase in accrued salaries and vacation	(786)	743
Increase (decrease) in other assets and liabilities	188	(654)

Net cash (used in) provided by operating activities	(1,708)	670

Cash flows used in investing activities:
Purchase of property and equipment	(351)	(550)
Payments to settle earn-out obligations	(1,261)	—
Premiums paid on life insurance policies	(7)	(24)
Receipts on notes receivable	173	—

Net cash used in investing activities	(1,446)	(574)

Cash flows used in financing activities:
Repayment of notes payable	(173)	—
Purchase of treasury stock	(5)	(3)

Net cash used in financing activities	(178)	(3)

Effect of exchange rate changes	(89)	35

Net (decrease) increase in cash and cash equivalents	(3,421)	128
Cash and cash equivalents at the beginning of the period	6,017	1,593

Cash and cash equivalents at the end of the period	$2,596	$1,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. The results of operations for the three-month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 – 53 week calendar, ending on the Friday nearest June 30. The three-month periods ended September 30, 2011 and September 24, 2010 each included 13 weeks. Fiscal year 2012 will include 52 weeks and fiscal year 2011 included 53 weeks.
NOTE B — BUSINESS SEGMENTS
The Company’s business is currently operated through four business segments as follows: Program Management, Environmental Services (previously referred to as Compliance and Environmental Programs), Professional Services, and National Security. These business segments were segregated based on the nature of the work, business processes, customer base, and the business environment in which each of the segments operates. Each business segment has discrete financial information that is used by the Chief Executive Officer (the Company’s Chief Operating Decision Maker) in allocating resources.
The Program Management business segment manages large complex construction and telecommunication projects. The Environmental Services business segment provides regulatory, environmental consulting and remediation support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including chemical, biological, radiological, and nuclear testing and evaluation and personal protective solutions.
Presented below is summary operating information for the Company for the three-month periods ended September 30, 2011 and September 24, 2010. The summary results are presented to the Company’s operating income level since the Company evaluates and measures the performance of its business segments based on gross revenue, gross profit, and operating income.

	For the Three-Month Periods Ended
	September 30,	September 24,
	2011	2010
	(in thousands)
GROSS REVENUE
Program Management	$17,004	$12,100
Environmental Services	5,872	8,340
Professional Services	3,513	2,976
National Security	6,895	5,880

	$33,284	$29,296

GROSS PROFIT (a)
Program Management	$2,436	$1,315
Environmental Services	635	555
Professional Services	603	452
National Security	59	563

	$3,733	$2,885

Selling, general and administrative expenses	2,352	2,009
Other expenses	34	—

OPERATING INCOME	$1,347	$876

(a)	Gross Profit is computed as gross revenue less (1) purchased services and materials, at cost and (2) direct costs of services and overhead.
NOTE C — NOTES RECEIVABLE
In 2009, the Company provided interim debt financing to General Power Green Energy, LLC (“GPC”) to fund certain GPC project startup costs. The project involves the construction of a 15 megawatt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. At September 30, 2011 and July 1, 2011, the note had a principal balance of $550,000 and carried an annual interest rate of 12%. The note is secured by the assets of GPC. Accrued interest on the note was approximately $123,000 and $103,000 at September 30, 2011 and July 1, 2011, respectively. The note and accrued interest were due in full on May 5, 2011. GPC’s management has been consistently working with the Company in a good faith effort to take the necessary steps to repay the loan. GPC has expressed their belief that they will repay the entire outstanding balance in as timely a manner as possible. Accordingly, the Company believes that the full amount is realizable, and therefore as of September 30, 2011 management does not believe that a reserve against the loan is necessary. The Company will continue to monitor this situation in order to determine whether a change in facts or circumstances arises that would require the recording of a reserve. The principal and accrued interest balances are included in the notes receivable line item in the Company’s Consolidated Balance Sheets. Additionally, the Company received a 20% ownership interest in GPC in connection with providing the loan to GPC. No value was recorded by the Company for this 20% ownership interest as of September 30, 2011 and July 1, 2011, as the value was determined to be immaterial. Management will continue to assess this valuation periodically. As no significant influence can be exerted by the Company over GPC the Company accounts for this interest using the cost method of accounting.
In July 2009, the Company provided a $750,000 loan to Lemko Corporation (“Lemko”) for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. On May 28, 2010, the Company extended the maturity date of the loan to September 30, 2011 and Lemko agreed to equal quarterly payments commencing on December 31, 2010 of $187,500 plus accrued interest. At September 30, 2011 and July 1, 2011, the outstanding principal on the Lemko note was $187,500 and $375,000, respectively. Accrued interest on this loan was $7,000 and $12,000 at September 30, 2011 and July 1, 2011, respectively. On October 31, 2011, the Company agreed to further extend the maturity date of the loan to November 30, 2011, subject to the following conditions: (1) Lemko will pay an extension fee of $7,000 payable at the end of the extension, along with the outstanding principal and any unpaid interest, (2) Lemko’s interest rate will increase to 15% from 12%, effective as of October 1, 2011, and (3) interest is due at the end of each month, with the month of October 2011 interest paid on Monday, October 31, 2011. The Company believes that the full amount is realizable and therefore as of September 30, 2011 management does not believe that a reserve against the loan is necessary. The Company will continue to monitor this situation in order to determine whether a change in facts or circumstances arises that would require the recording of a reserve. Additionally, in connection with the May 28, 2010 extension of the loan agreement, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company has determined the fair value of the warrants is immaterial and has not assigned a value to them.

Because the Company only has two notes receivable within its portfolio of financing receivables, the methodology for determining the allowance for doubtful accounts is based on the review of specific facts and circumstances of each receivable and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrowers and the borrowers’ industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes by the borrower. A reserve against the notes receivable will be recorded when there is a specific risk of collectability. A write-off of a note receivable will occur when it has been deemed uncollectable, based on management’s judgment. Management’s collectability analysis has concluded that no allowance for doubtful accounts is appropriate for these notes receivable as of September 30, 2011 and July 1, 2011.
NOTE D — DEBT
Line of Credit
At September 30, 2011, the Company had a line of credit facility with United Bank (the “Bank”) that provided for advances up to $10 million based upon qualifying receivables. The line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $17.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.5 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all covenants of the facility as of September 30, 2011 and July 1, 2011. Borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 4.5% Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no borrowings under the line of credit facility during the three month period ended September 30, 2011. The Company borrowed and repaid $27.2 million under the line of credit during fiscal year 2011. The Company had no outstanding borrowings under this line of credit at September 30, 2011 and July 1, 2011.
At July 1, 2011 the line of credit had a maturity date of September 25, 2011, which was subsequently extended to October 25, 2011. On October 25, 2011 the line of credit facility was modified to further extend its maturity date to September 25, 2012 and increase available borrowing capacity under the facility to $15 million.
At September 30, 2011, the Company had a letter of credit of approximately $0.5 million outstanding under the line of credit facility which served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work. The letter of credit reduced the Company’s availability on the line of credit. Availability under the line of credit at September 30, 2011 and July 1, 2011 was $9.5 million. On October 5, 2011 the Company terminated the letter of credit.
Notes Payable
As part of the acquisition of Professional Protection Systems Limited (“PPS”) in January 2010, the Company issued notes payable with principal amounts totaling $0.9 million, which are payable quarterly over a two year period and bear interest of 5%. As part of the acquisition of ADVENT Environmental, Inc. (“ADVENT”) in March 2010, the Company issued notes payable with principal amounts totaling $1.75 million, which are payable quarterly over a two year period and bear interest of 5%. At September 30, 2011, the outstanding principal balances of the notes payable were approximately $0.3 million and $0.4 million for PPS and ADVENT, respectively. At July 1, 2011, the outstanding principal balances of the notes payable were approximately $0.4 million and $0.7 million for PPS and ADVENT, respectively. Additionally, the Company had insurance related obligations of approximately $0.5 million at September 30, 2011 and July 1, 2011, respectively. The outstanding principal balances of the notes payable plus accrued interest and the insurance obligations are included in the notes payable balances in the Company’s Consolidated Balance Sheets.

NOTE E — NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period, if dilutive. The Company’s common stock equivalent shares consist of shares to be issued under outstanding stock options and unvested restricted stock units.

	For the Three-Month Periods Ended
	September 30,	September 24,
	2011	2010
	(in thousands)
Weighted average common shares outstanding — basic	9,341	9,258
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	15	18

Weighted average common shares outstanding — diluted	9,356	9,276

For the three months ended September 30, 2011 and September 24, 2010, options to purchase approximately 165,000 and 332,000 shares of common stock, respectively, were not included in the comparison of diluted earnings per share because the effect would be anti-dilutive.
NOTE F — SHARE-BASED COMPENSATION
Restricted Stock Unit Activity
In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through September 30, 2011, a total of 112,000 restricted stock units have been issued under the 2010 Plan. There are 888,000 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.
During the three-month period ended September 30, 2011, the Company awarded 92,000 of restricted stock units to its executive officers and certain employees. The awards vest over a period of two years following the date of grant. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $59,000 and $31,000 for the three months ended September 30, 2011 and September 24, 2010, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.
Stock Option Activity
No stock options were issued during the three months ended September 30, 2011. A summary of activity for previously issued incentive stock options and non-qualified options for the three month period ending September 30, 2011 is presented below:

		Weighted-	Weighted-
		Average	Average
		Option	Remaining	Aggregate
	Optioned	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands, except per share price)

Outstanding at July 1, 2011	249	$3.30
Cancelled	(47)	—

Outstanding at September 30, 2011	202	$3.18	2.10 yrs.	$77

Exercisable at September 30, 2011	202	$3.18	2.10 yrs.	$77

NOTE G — OTHER CURRENT LIABILITIES
The Company’s other current liabilities balance includes the following:

	As of
	September 30,	July 1,
	2011	2011
	(In thousands)

Earn-out obligations	$—	$1,261
Payroll related	2,230	2,872
Deferred rent	608	393
Severance accrual	105	162
Asset retirement obligation	663	663
Other accrued and miscellaneous liabilities	2,393	2,012

Total	$5,999	$7,363

As of July 1, 2011 the Company had liabilities of approximately $1.1 million and $0.2 million under contingent earn-out obligations incurred in the acquisitions of ADVENT and PPS, respectively, which were recorded within the Other Current Liability line item in the Company’s Consolidated Balance Sheets. These earn-out obligations were settled during the three-month period ended September 30, 2011 by making a cash payment for the amount accrued.
The asset retirement obligation was recorded by the Company in association with the estimated clean-up costs for its chemical laboratory in the National Security business segment.
NOTE H — INVENTORY
The Company’s inventory balance includes the following:

	As of
	September 30,	July 1,
	2011	2011
	(In thousands)

Finished goods	$736	$791
Raw materials	557	505
Work-in-process	73	90

Total	$1,366	$1,386

NOTE I — INCOME TAXES
As of September 30, 2011 and July 1, 2011, the Company had approximately $1.2 million in net deferred income tax assets, which primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of September 30, 2011 and July 1, 2011, the Company had $55,000 recorded as a valuation allowance.

NOTE J — RECENTLY ISSUED ACCOUNTING STANDARD
In September 2011, the Financial Accounting Standards Board issued an accounting standards update with new guidance on annual goodwill impairment testing. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will implement this guidance with its next goodwill impairment test. The adoption of this guidance will not have any impact on the Company’s financial statements; however it will change the Company’s processes around its goodwill impairment testing.
NOTE K — SUBSEQUENT EVENTS
As discussed in Note C — Notes Receivable, on October 31, 2011, the Company agreed to extend the maturity of its loan to Lemko to November 30, 2011, subject to certain conditions agreed to by Lemko.
As disclosed in Note D — Debt, on October 25, 2011, the Company’s line of credit facility was modified to extend its maturity date to September 25, 2012 and to increase the available borrowing capacity to $15 million. Additionally, on October 5, 2011 the Company terminated its existing letter of credit under the facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Information
The following discussion and analysis relates to our financial condition and results of operations for the three-month periods ended September 30, 2011 and September 24, 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.
This quarterly report on Form 10-Q contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operations and financial growth strategy, projections of revenue, income or loss and future operations.
These forward-looking statements and our future financial performance may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 1, 2011. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.
Overview
We are a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in these four market areas: (1) Construction and Construction Management, (2) Environmental Services and Sustainability, (3) Munitions Response, and (4) Telecommunication and Technology Integration. We also provide tailored and secure solutions in harsh environments and offer specialized abilities in rapid response, classified projects, and hazardous material management.
Business Segments
Our operations in our various market areas are organized into four business segments as described below.
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
We perform work in this segment for federal, local, and commercial clients. Examples of federal work includes Air Force and U.S. Army Corps of Engineers construction and construction management, quality assurance work, and personal services including life safety evaluations of fire and electrical systems. Our work is also concentrated in the local/municipal marketplace where we manage water and wastewater infrastructure projects.
This segment also continues to expand its business line via the pursuit of commercial and defense projects related to telecommunications. The segment maintains joint relationships with several firms designed to enhance our telecommunications opportunities. In addition, this segment continues to expand and develop opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.

Environmental Services Business Segment
This business segment, which was previously referred to as Compliance and Environmental Programs, provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, Unexploded Ordinance (“UXO”) cleanup/Military Munitions Response Plans (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:
•
We have supported the US Environmental Protection Agency (“EPA”) for the past 25 years providing a wide-range of mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers, US Air Force, US Navy and many local municipal entities assisting with environmental remediation and compliance, biological assessments, and natural resource management.

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
Professional Services Business Segment
We provide onsite environmental management and professional services to Department of Defense (“DoD”) installations and industrial facilities. Our onsite professional services are attractive in the new economic environment as DoD shifts emphasis to its core military mission and begins to downsize due to increasing budgetary pressure. Key outsourcing services we offer are:
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
This business segment provides a cost-effective solution to our clients in order to meet their requirements. This segment is consistent with our philosophy of selling into government business and supporting them in areas where their capabilities and capacities are lacking.
National Security Business Segment
We provide national security services primarily through the operations of our subsidiaries GEOMET Technologies, LLC (“GEOMET”) and Professional Protection Systems Limited (“PPS”). The National Security business segment operates in several markets which require ongoing services and support and which have received funding priority. These services include:
•	Onsite range support services
•	UXO
•	Chemical agent testing, equipment and related services.

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
Financial Trends
Fiscal year 2012 and beyond will continue to offer significant challenges. For the near-term, it appears that the economy will continue to be challenged by reduced government funding, high unemployment, a weak financial market, and debt reduction pressures that affect government spending patterns at all levels. We believe that each of our business segments have the expertise to address the challenges raised by these national economic issues and is positioned in the coming year to address these concerns. This is because of value-driven economic metrics that are dictating more efficient services for our clients, coupled with mandated government program areas that utilize our services. Our broad range of project management skills will allow us to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, chemical de-militarization, emergency response, and environmental assessments and remediation.
Specifically, we see the following three elements driving our strategy going forward:
•
Pursuit of larger contract opportunities. Our move to a large business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contract opportunities.

•
Leveraging of our services. This will allow us to work efficiently in the new economic environment whether that is selling of sustainable risk management utilizing our energy and environmental skill-sets, or via effective use of our construction management skills in relation to complex project oversight.

•
Expanding our international footprint. While strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

Due to the financial successes experienced in fiscal year 2011 and prior fiscal years, our balance sheet is strong. We are well positioned with our cash balance on hand to handle challenges resulting from the business downturn while we continue to pursue merger and acquisition activity. As of the quarter ended September 30, 2011 we had $2.6 million of cash on hand and a working capital balance of $20.3 million. We also continue to have access to a line of credit that on October 25, 2011 was increased to $15 million.

Consolidated Results of Operations
The table below sets forth our consolidated results of operations for the three-month periods ended September 30, 2011 and September 24, 2010:

	For the Three-Month Periods Ended
	September 30,	September 24,
	2011	2010
	(dollars in thousands)

GROSS REVENUE	$33,284	$29,296
Purchased services and materials, at cost	16,158	14,474
Direct costs of services and overhead	13,393	11,937

GROSS PROFIT	3,733	2,885

Gross profit percentage	11%	10%

Selling, general and administrative expenses	2,352	2,009
Other expense	34	—

OPERATING INCOME	1,347	876

OTHER (INCOME) EXPENSE
Interest income	(29)	(82)
Interest expense	60	43

INCOME BEFORE INCOME TAXES	$1,316	$915

Gross revenue for the first quarter of fiscal 2012 was $33.3 million, an increase of 14% compared to $29.3 million during the first quarter of the last fiscal year. The increase resulted from additional revenue generated in our Program Management business segment by revenues generated from our Title II Construction Management Services projects and increased revenue from the Tooele Chemical Demilitarization project in our National Security business segment, partially offset by a decrease in revenue in our Environmental Services business segment due to delays in the receipt of contract funding from the Federal, state, and municipal sectors on several projects.
Purchased services and materials for the first quarter of fiscal 2012 was $16.2 million, an increase of 12% compared to $14.5 million experienced during the first quarter of the last fiscal year. The increase was largely due to costs associated with our Title II Construction Management Services projects.
Direct costs of services and overhead for the first quarter of fiscal 2012 were $13.4 million, an increase of 13% compared to $11.9 million experienced during the first quarter of the last fiscal year. The increase was attributable to additional services required by the projects lending to our revenue growth and increased direct labor utilization compared to the same period in the previous fiscal year.
Gross profit for the first quarter of fiscal 2012 was $3.7 million, an increase of 28% compared to $2.9 million during the first quarter of the last fiscal year. The increase in gross profit was primarily derived from improved performance in the Program Management business segment.
Selling, general and administrative expenses for the first quarter of fiscal 2012 were $2.4 million, an increase of 20% compared to $2.0 million during the first quarter of last fiscal year. This increase primarily results from expenditures to enhance our information technology backbone in preparation for our anticipated growth and expenditures to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line.

Income tax expense for the first quarter of fiscal 2012 was $0.5 million, compared to $0.4 million in the first quarter of the last fiscal year. During the first quarter of fiscal 2012, income before income taxes was $1.3 million compared to $0.9 million during the first quarter of the last fiscal year. The effective tax rates were approximately 37.4% and 41.1% for the first three months of fiscal 2012 and 2011, respectively. The small decrease in the effective tax rate was a result of nonrecurring adjustments in the prior year quarter related to acquired assets and liabilities.
Net income for the first quarter of fiscal 2012 was $0.8 million, an increase of 60% compared to net income of $0.5 million during the first quarter of the last fiscal year. Net income per share, basic and diluted, for the first quarter of fiscal 2012 was $0.09 compared to net income per share, basic and diluted, of $0.06 during the first quarter of the last fiscal year.
Backlog
We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of September 30, 2011, funded backlog was approximately $84 million, a decrease of 8% compared to approximately $91 million at September 24, 2010.
Results of Operations by Reportable Segment
The tables below set forth our operating results by reportable segment for the three-month periods ended September 30, 2011 and September 24, 2010. The dollar amounts in the four segment tables that follow are in thousands.

	For the Three-Month Periods Ended
	September 30,	September 24,
Program Management	2011	2010
GROSS REVENUE	$17,004	$12,100
Purchased services and materials, at cost	8,896	7,220
Direct costs of services and overhead	5,672	3,565

GROSS PROFIT	$2,436	$1,315

Gross profit percentage	14%	11%
Gross revenue for the first quarter of fiscal 2012 was $17.0 million, an increase of 40% compared to $12.1 million during the first quarter of the last fiscal year. This increase primarily resulted from revenues generated by our Title II Construction Management Services projects.
Gross profit for the first quarter of fiscal 2012 was $2.4 million, an increase of 85% compared to $1.3 million during the first quarter of the last fiscal year. This increase was a result of increased revenue from our Title II work.

	For the Three-Month Periods Ended
	September 30,	September 24,
Environmental Services	2011	2010
GROSS REVENUE	$5,872	$8,340
Purchased services and materials, at cost	2,238	5,056
Direct costs of services and overhead	2,999	2,729

GROSS PROFIT	$635	$555

Gross profit percentage	11%	7%
Gross revenue for the first quarter of fiscal 2012 was $5.9 million, a decrease of 29% compared to $8.3 million during the first quarter of the last fiscal year. This decrease was a result of delays in receipt of contract funding from the Federal, state, and municipal sectors on a number of projects. In particular, DoD funding has been reduced from the levels experienced during first quarter of the last fiscal year.
Gross profit for the first quarter of fiscal 2012 was $0.6 million, flat from a dollars perspective compared to the first quarter of the last fiscal year, as the decrease in gross revenue was offset by decreased costs due to increased efficiencies in operations, increased direct labor, and reduced purchased services (pass-through revenues).

	For the Three-Month Periods Ended
	September 30,	September 24,
Professional Services	2011	2010
GROSS REVENUE	$3,513	$2,976
Purchased services and materials, at cost	825	634
Direct costs of services and overhead	2,085	1,890

GROSS PROFIT	$603	$452

Gross profit percentage	17%	15%
Gross revenue for the first quarter of fiscal 2012 was $3.5 million, an increase of 17% compared to $3.0 million during the first quarter of the last fiscal year. This increase was a result of organic growth at a number of current Army installations nationwide. As U.S. Army government staff seeks to do more work with less staff, the workload has fallen upon the shoulders of on-site contractors. Due to our strong reputation for on-site employee care and customer responsiveness, the number of on-site staff provided by us has increased.
Gross profit for the first quarter of fiscal 2012 was $0.6 million, an increase of 20% compared to $0.5 million during the first quarter of the last fiscal year. This increase was a result of the higher volume of work without increasing staffing levels.

	For the Three-Month Periods Ended
	September 30,	September 24,
National Security	2011	2010
GROSS REVENUE	$6,895	$5,880
Purchased services and materials, at cost	4,199	1,564
Direct costs of services and overhead	2,637	3,753

GROSS PROFIT	$59	$563

Gross profit percentage	1%	10%
Gross revenue for the first quarter of fiscal 2012 was $6.9 million, an increase of 17% compared to $5.9 million during the first quarter of the last fiscal year. This increase was largely a result of a full quarter of revenue in the current fiscal year from the Tooele Chemical Demilitarization project in Utah, which commenced during the second quarter of the last fiscal year, and higher revenue from the Ft. Irwin UXO Project.
Gross profit for the first quarter of fiscal 2012 was $0.1 million, a decrease of 83% compared to $0.6 million during the first quarter of the last fiscal year. This decrease was primarily a result of the timing of costs versus the recognition of the related revenue on the Tooele Chemical Demilitarization project.
Liquidity and Capital Resources
Our working capital as of September 30, 2011 was approximately $20.3 million, an increase of $0.7 million compared to working capital at July 1, 2011. In addition, our current ratio at September 30, 2011 was 1.97 compared to 1.90 at July 1, 2011.
As discussed in Note D — Debt, the Company has a line of credit facility with United Bank, the maturity date of which was initially extended to October 25, 2011. On October 25, 2011 this line of credit facility was modified to extend its maturity date to September 25, 2012 and to increase the available borrowing capacity under the facility to $15 million. The Company had no borrowings under the line of credit facility during the three month period ended September 30, 2011. On October 5, 2011 the Company cancelled its letter of credit of approximately $0.5 million outstanding under the line of credit facility which served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work which had been completed.
We financed a portion of the fiscal year 2010 acquisitions of PPS and ADVENT through seller notes of approximately $2.7 million in aggregate. At September 30, 2011, the principal balances of the notes payable were approximately $0.3 million and $0.4 million, respectively. We anticipate that the cash flows from PPS and ADVENT will continue to be sufficient to pay down the outstanding principal and interest balances of these notes in the foreseeable future.

We believe that our current cash balance of $2.6 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our liquidity needs within the next fiscal year. Our expected capital requirements for the full fiscal year of 2012 are approximately $1.1 million and will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.
Critical Accounting Policies and Related Estimates
There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to interest rate risk and other relevant market risk is not material.

ITEM 4.	Controls and Procedures
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
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2012 our employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.

Purchase of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs

September 1 — 30, 2011	1,735	$2.75	—	—
August 1 — 30, 2011	—	$—	—	—
July 1 — 31, 2011	—	$—	—	—

Total	1,735	$2.75	—	—

Item 6.	Exhibits

Exhibit No.	Description

10.1
Change in Control Severance Agreement between Versar, Inc. and Cynthia A. Downes dated September 8, 2011 (incorporated by reference to Exhibit 10.1 to that certain Current Report on Form 8-K filed by the registrant on September 13, 2011)

10.2
Eleventh Modification Agreement between Versar, Inc. and United Bank dated October 25, 2011 (incorporated by reference to Exhibit 10.1 to that certain Current Report on Form 8-K filed by the registrant on October 31, 2011)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC. (Registrant)
By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President, Chief Financial Officer, and Treasurer
Date: November 9, 2011