Form 10-Q
period 2011-12-30
VERSAR INC
filed 2012-02-13
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center Springfield, Virginia	22151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 750-3000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 3, 2012
$.01 par value	9,673,286

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	As of
	December 30, 2011	July 1, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$990	$6,017
Accounts receivable, net	33,477	29,500
Inventory	1,375	1,386
Notes receivable, net	474	1,040
Prepaid expenses and other current assets	1,329	1,511
Deferred income taxes	1,695	1,554
Income tax receivable, net	102	424

Total current assets	39,442	41,432
Property and equipment, net	3,791	3,828
Goodwill	5,758	5,758
Intangible assets, net	1,343	1,539
Other assets	808	819

Total assets	$51,142	$53,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,005	$10,022
Accrued salaries and vacation	3,052	3,039
Other current liabilities	4,847	7,363
Notes payable	219	1,417

Total current liabilities	18,123	21,841
Deferred income taxes	424	332
Other long-term liabilities	1,014	977

Total liabilities	19,561	23,150

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,631,149 shares and 9,585,474 shares issued; 9,382,432 shares and 9,340,280 shares outstanding	96	95
Capital in excess of par value	29,003	28,806
Retained earnings	4,409	2,768
Treasury stock, at cost (248,717 and 245,194 shares, respectively)	(1,152)	(1,142)
Accumulated other comprehensive loss; foreign currency translation	(775)	(301)

Total stockholders’ equity	31,581	30,226

Total liabilities and stockholders’ equity	$51,142	$53,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited — in thousands, except share amounts)

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

GROSS REVENUE	$31,280	$41,908	$64,564	$71,204
Purchased services and materials, at cost	16,085	24,634	32,243	39,108
Direct costs of services and overhead	11,748	13,788	25,141	25,725

GROSS PROFIT	3,447	3,486	7,180	6,371

Selling, general and administrative expenses	2,126	1,995	4,508	4,004
Other expense	19	—	53	—

OPERATING INCOME	1,302	1,491	2,619	2,367

OTHER (INCOME) EXPENSE
Interest (income)	(39)	(38)	(68)	(120)
Interest expense	19	57	49	100

INCOME BEFORE INCOME TAXES	1,322	1,472	2,638	2,387

Income tax expense	505	548	997	924

NET INCOME	$817	$924	$1,641	$1,463

NET INCOME PER SHARE – BASIC	$0.09	$0.10	$0.18	$0.16

NET INCOME PER SHARE – DILUTED	$0.09	$0.10	$0.18	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
– BASIC	9,365	9,272	9,352	9,265

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
– DILUTED	9,391	9,317	9,372	9,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited — in thousands)

	September 30,	September 30,	September 30,	September 30,

	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Net Income	$817	$924	$1,641	$1,463
Change in foreign currency adjustment	(53)	(47)	(474)	174

Comprehensive Income	$764	$877	$1,167	$1,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	September 30,	September 30,
	For the Six Months Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$1,641	$1,463

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	842	834
Loss on sale of property and equipment	46	—
Provision for doubtful accounts receivable	370	557
Provision for doubtful financing receivable	229	—
Loss (gain) on life insurance policy cash surrender value	62	(76)
Deferred taxes, net	(44)	271
Share based compensation	121	80
Changes in assets and liabilities:
Increase in accounts receivable	(4,551)	(11,072)
Decrease in prepaid and other assets	182	1,056
Decrease (increase) in inventories	11	(84)
(Decrease) increase in accounts payable	(17)	6,663
Increase in accrued salaries and vacation	13	796
(Decrease) increase in other assets and liabilities	(939)	411

Net cash (used in) provided by operating activities	(2,034)	899

Cash flows used in investing activities:
Purchase of property and equipment	(689)	(711)
Payments to settle earn-out obligations	(1,261)	—
Premiums paid on life insurance policies	(25)	(36)
Receipts on notes receivable	337	149

Net cash used in investing activities	(1,638)	(598)

Cash flows used in financing activities:
Borrowings on line of credit	12,820	565
Repayments on line of credit	(12,820)	—
Repayment of notes payable	(1,198)	(1,686)
Purchase of treasury stock	(10)	(4)

Net cash used in financing activities	(1,208)	(1,125)

Effect of exchange rate changes	(147)	33

Net decrease in cash and cash equivalents	(5,027)	(791)
Cash and cash equivalents at the beginning of the period	6,017	1,593

Cash and cash equivalents at the end of the period	$990	$802

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended July 1, 2011. The results of operations for the three and six month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-ended July 1, 2011 Consolidated Balance Sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52—53 week calendar, ending on the Friday nearest June 30. The three-month periods ended December 30, 2011 and December 31, 2010 included 13 weeks and 14 weeks, respectively, and the corresponding six-month periods included 26 weeks and 27 weeks, respectively. Additionally, Versar’s fiscal year 2012 will include 52 weeks and its fiscal year 2011 included 53 weeks.

NOTE B – BUSINESS SEGMENTS

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

The Program Management business segment manages large complex construction projects. The Environmental Services business segment provides full service environmental consulting including regulatory, risk assessments, Unexploded Ordinance (“UXO”) cleanup/Military Munitions Response Plans (“MMRP”), national and cultural resources, and remediation support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective resources. The National Security business segment provides unique solutions to the federal government including chemical, biological, testing and evaluation, and personal protective equipment solutions.

Presented below is summary operating information for the Company for the three-month and six-month periods ended December 30, 2011 and December 31, 2010. The Company evaluates and measures the performance of its business segments based on gross revenue and gross profit, as presented in the table below. Additionally, for informational purposes the presentation below includes operating income on a Company wide basis.

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(in thousands)
GROSS REVENUE
Program Management	$15,383	$15,030	$32,387	$27,130
Environmental Services	5,544	8,975	11,416	17,315
Professional Services	3,750	3,795	7,263	6,771
National Security	6,603	14,108	13,498	19,988

	$31,280	$41,908	$64,564	$71,204

GROSS PROFIT (LOSS) (a)
Program Management	$2,613	$958	$5,050	$2,273
Environmental Services	573	998	1,208	1,553
Professional Services	612	677	1,215	1,129
National Security	(351)	853	(293)	1,416

	$3,447	$3,486	$7,180	$6,371

Selling, general and administrative expenses	2,126	1,995	4,508	4,004
Other expenses	19	—	53	—

OPERATING INCOME	$1,302	$1,491	$2,619	$2,367

(a)	Gross Profit (Loss) is defined as gross revenue less (1) purchased services and materials, at cost and (2) direct costs of services and overhead.

NOTE C – NOTES RECEIVABLE

GPC Note

In 2009, the Company provided interim debt financing to GPC Green Energy, LLC (“GPC”) to fund certain GPC project startup costs. The project involves the construction of a 15 megawatt co-generation plant that burns landfill gas in turbine engines equipped with a steam generation unit. At December 30, 2011 and July 1, 2011, the note had a principal balance of $550,000 and carried an annual interest rate of 12%. The note is secured by the assets of GPC. Accrued interest on the note was approximately $144,000 and $103,000 at December 30, 2011 and July 1, 2011, respectively.

The GPC note and accrued interest were due in full on May 5, 2011 but has not been paid. GPC has asserted that it will be able to fully pay all outstanding principal and accrued interest to the Company upon its receiving the necessary third party funding for their project. The Company has monitored this situation closely in order to determine whether facts or circumstances develop that would require a reserve to be recorded.

The Company continues to pursue all options available to receive payment in full for the entire balance of the GPC note and accrued interest. However, during the second quarter ended December 30, 2011, the Company concluded that sufficient risk of collectability existed at that time to record a partial reserve against the total outstanding balance. Accordingly, during the quarter ended December 30, 2011, the Company recorded a reserve of approximately $229,000 against the total amount outstanding of approximately $694,000 representing the principal amount of the GPC note plus accrued interest. The Company’s conclusion during the quarter that there was sufficient risk of collectability to require a reserve was based on the following factors: (1) the length of time that GPC has been in default, (2) the fact that no payments of principal or interest have been made on this loan by GPC, (3) the uncertain financial condition of GPC, and (4) uncertainty as to GPC’s ability to obtain the viable third party financing (and the timing of potential financing) needed to continue the project. This judgment was reached after consideration of all positive and negative factors influencing GPC’s ability and intent to repay the note. According to Company policy, any write-offs of a note receivable will occur when it has been deemed uncollectable, based on management’s judgment. The Company stopped accruing interest on this note receivable at the beginning of the current second quarter.

Additionally, the Company received a 20% ownership interest in GPC in connection with providing the loan to GPC. No value was recorded by the Company for this 20% ownership interest when it was received, as the value was determined to be immaterial. As no significant influence can be exerted by the Company over GPC the Company accounts for this interest using the cost method of accounting.

The principal and accrued interest balances are included in the notes receivable line item in the Company’s Consolidated Balance Sheets. The reserve amount is included as a charge against earnings in selling, general and administrative expense in the Company’s Consolidated Statements of Operations and also is included as an offset to its notes receivable balance in the Condensed Consolidated Balance Sheets.

A detail of the reserve activity related to the GPC financing receivable is as follows (in thousands):

September 30,
Balance at July 1, 2011	$—
Add: Reserve recorded	229
Less: Write-offs	—

Balance at December 30, 2011	$229

Lemko Note

In July 2009, the Company provided a $750,000 loan to Lemko Corporation (“Lemko”) for the purchase of long lead telecommunication equipment for several upcoming projects. The note bears interest at a rate of 12% and was originally due May 31, 2010. During the second quarter ended December 30, 2011 the Company received a final payment of approximately $187,500, which satisfied the outstanding loan and accrued interest balances in full. As of December 30, 2011, Lemko’s remaining obligation to the Company was a $10,500 loan extension fee related to an October 31, 2011 agreement to extend the maturity of the loan. At July 1, 2011, the outstanding principal on the Lemko note was $375,000 and accrued interest was $12,000. The $10,500 loan extension fee outstanding at December 30, 2011 and the principal and accrued interest balance at July 1, 2011 are included in the notes receivable line item in the Company’s Consolidated Balance Sheets.

Additionally, in connection with an extension of the maturity date of the loan agreement on May 28, 2010, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company determined the fair value of the warrants was immaterial and therefore did not assign a value to them.

NOTE D – DEBT

Line of Credit

On October 25, 2011, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2012 and to increase its available borrowing capacity to $15 million and to modify certain covenants, interest rate and fee provisions. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all covenants of the facility as of December 30, 2011 and July 1, 2011. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5% (4.5% prior to the October amendment). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. During the six month period ended December 30, 2011, the Company cumulatively borrowed $12.8 million under the line of credit facility. As of December 30, 2011 the Company had fully repaid the $12.8 million. The Company cumulatively borrowed and repaid $27.2 million under the line of credit during fiscal year 2011. Accordingly, the Company had no outstanding borrowings under this line of credit at December 30, 2011 and July 1, 2011.

Additionally, on October 5, 2011, the Company terminated its letter of credit of approximately $0.5 million outstanding under the line of credit facility. This letter of credit served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work which had been completed. The letter of credit reduced the Company’s availability on the line of credit.

Notes Payable

As part of the acquisition of Professional Protection Systems Limited (“PPS”) in January 2010, the Company issued notes payable with principal amounts totaling $0.9 million, which were payable quarterly over a two year period with interest accruing at 5% per annum. As of December 30, 2011, the PPS note payable had been paid in full. A final payment of approximately $0.3 million was made on December 19, 2011. At July 1, 2011, the outstanding principal balance of the PPS note payable was approximately $0.4 million.

As part of the acquisition of ADVENT Environmental, Inc. (“ADVENT”) in March 2010, the Company issued notes payable with principal amounts totaling $1.75 million, which are payable quarterly over a two year period and bear interest of 5% per annum. At December 30, 2011, the outstanding principal balance of the ADVENT note payable was approximately $0.2 million. At July 1, 2011, the outstanding principal balance of the ADVENT note payable was approximately $0.7 million.

The outstanding balances of these obligations are included in the notes payable balance in the Company’s Consolidated Balance Sheets.

NOTE E – NET INCOME PER SHARE

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

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(in thousands)
Weighted average common shares outstanding – basic	9,365	9,272	9,352	9,265
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	26	45	20	26

Weighted average common shares outstanding – diluted	9,391	9,317	9,372	9,291

For the three and six months ended December 30, 2011 options to purchase approximately 168,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended December 31, 2010, options to purchase approximately 188,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE F – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through December 30, 2011, a total of 116,500 restricted stock units have been issued under the 2010 Plan, leaving 883,500 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the six-months ended December 30, 2011, the Company awarded 96,500 restricted stock units to its executive officers and certain employees. The awards vest over a period of two years following the date of grant. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $62,000 and $49,000 for the three months ended December 30, 2011 and December 31, 2010, respectively. Additionally, share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $121,000 and $80,000 for the six months ended December 30, 2011 and December 31, 2010, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Consolidated Statements of Operations based upon the role of the recipient within the organization.

Stock Option Activity

No stock options were granted during the three months ended December 30, 2011. A summary of activity for previously granted incentive stock options and non-qualified options for the six month period ended December 30, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,
	Optioned Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share price)

Outstanding at July 1, 2011	249	$3.30
Cancelled	(55)	3.81

Outstanding at December 30, 2011	194	$3.16	1.92 yrs.	$74

Exercisable at December 30, 2011	194	$3.16	1.92 yrs.	$74

NOTE G – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	September 30,	September 30,
	As of
	December 30, 2011	July 1, 2011
	(in thousands)

Earn-out obligations	$—	$1,261
Payroll related	1,773	2,872
Deferred rent	582	393
Severance accrual	29	162
Asset retirement obligation	663	663
Other accrued and miscellaneous liabilities	1,800	2,012

Total	$4,847	$7,363

The asset retirement obligation was recorded by the Company in association with the estimated clean-up costs for its chemical laboratory in the National Security business segment. Management periodically assesses the adequacy of this accrual.

NOTE H – INVENTORY

The Company’s inventory balance includes the following:

	September 30,	September 30,
	As of
	December 30, 2011	July 1, 2011
	(in thousands)

Finished goods	$763	$791
Raw materials	539	505
Work-in-process	73	90

Total	$1,375	$1,386

NOTE I – INCOME TAXES

As of December 30, 2011 and July 1, 2011, the Company had approximately $1.3 million in net deferred income tax assets, which primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of December 30, 2011 and July 1, 2011 the Company had recorded a $55,000 valuation allowance.

NOTE J – RECENTLY ISSUED ACCOUNTING STANDARD

In September 2011, the Financial Accounting Standards Board issued an accounting standards update with new guidance on annual goodwill impairment testing. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will implement this guidance with its next goodwill impairment test. The adoption of this guidance will not have any impact on the Company’s financial statements; however it may change the Company’s processes around its goodwill impairment testing.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three and six month periods ended December 30, 2011 and December 31, 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients in the following three market areas: (1) Construction and Construction Management, (2) Environmental Services and Sustainability, and (3) Munitions Response. We also provide tailored and secure solutions in harsh environments and offer specialized abilities in rapid response, classified projects, and hazardous material management.

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

We perform work in this segment for federal, local, and commercial clients in the United States and abroad. Examples of federal work includes Air Force and U.S. Army Corps of Engineers construction and construction management, quality assurance work, and personal services including life safety evaluations of fire and electrical systems. Our work is also concentrated in the local/municipal marketplace where we manage water and wastewater infrastructure projects.

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

•	We have provided work on a long term basis for a large commercial bank by providing environmental compliance and related services.

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

We hold a key UXO removal contract supporting one of the largest Air Force testing and training ranges in the country and support (via a subcontract) a large DoD chemical warfare agent testing center. We exclusively provide UXO cleanup services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces. We are preparing to close out the large chemical warfare munitions destruction project for the U.S. Army.

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

Financial Trends

Fiscal year 2012 and beyond will continue to offer significant challenges. For the near-term, it appears that the economy will continue to be challenged by reduced government funding, high unemployment, a weak financial market, and debt reduction pressures that affect government spending patterns at all levels. We believe that each of our business segments have the expertise to address the challenges raised by these national economic issues and is positioned in the coming year to address these concerns. This belief is based on value-driven economic metrics that we believe are dictating more efficient services for our clients, coupled with mandated government program areas that utilize our services. Our broad range of project management skills will allow us to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, emergency response, and environmental assessments and remediation.

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

Due to the financial successes experienced in fiscal year 2011 and prior fiscal years, our balance sheet is strong. With our available sources of liquidity we are well positioned to handle challenges resulting from the business downturn while we continue to pursue merger and acquisition activity. As of the quarter ended December 30, 2011 we had $1.0 million of cash on hand and a working capital balance of $21.3 million. We also continue to have access to a line of credit facility with available borrowing capacity of $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six month periods ended December 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(dollars in thousands)

GROSS REVENUE	31,280	41,908	64,564	71,204
Purchased services and materials, at cost	16,085	24,634	32,243	39,108
Direct costs of services and overhead	11,748	13,788	25,141	25,725

GROSS PROFIT	3,447	3,486	7,180	6,371

Gross profit percentage	11%	8%	11%	9%

Selling, general and administrative expenses	2,126	1,995	4,508	4,004
Other expense	19	—	53	—

OPERATING INCOME	1,302	1,491	2,619	2,367

OTHER EXPENSE (INCOME)
Interest income	(39)	(38)	(68)	(120)
Interest expense	19	57	49	100

INCOME BEFORE INCOME TAX	1,322	1,472	2,638	2,387

Three Months Ended December 30, 2011 compared to the Three Months Ended December 31, 2010

Gross revenue for the second quarter of fiscal 2012 was $31.3 million, a decrease of 25% compared to $41.9 million during the corresponding period of the last fiscal year. The decrease primarily resulted from the nonrecurring equipment purchase revenue earned in the corresponding period of the last fiscal year of approximately $8.4 million attributable to equipment purchased for the Tooele Chemical Demilitarization project in Utah in our National Security business segment and from fewer fix-priced projects being awarded in our Environmental Services business segment during the current period.

Purchased services and materials for the second quarter of fiscal 2012 was $16.1 million, a decrease of 35% compared to $24.6 million experienced during the corresponding period of the last fiscal year. The decrease largely resulted from the previously mentioned equipment purchase for the Tooele Chemical Demilitarization project that occurred in the second quarter of the last fiscal year and from a decrease in projects in our Environmental Services business segment.

Direct costs of services and overhead for the second quarter of fiscal 2012 were $11.7 million, a decrease of 15% compared to $13.8 million experienced during the corresponding period of the last fiscal year. The decrease was attributable to decreased activity related to the Tooele Chemical Demilitarization project in our National Security business segment and due to our tight control of costs related to the Title II Construction Management Services projects and our Electrical Inspection projects within our Program Management business segment.

Gross profit for the second quarter of fiscal 2012 was $3.4 million, relatively flat from a dollar standpoint from the corresponding period of the last fiscal year but representing an increase in gross profit margin of 37%. The impact of improved performance in the Program Management business segment during the current quarter was offset by negative gross profit and gross profit margin in the 2012 quarter in our National Security business segment.

Selling, general and administrative expenses for the second quarter of fiscal 2012 were $2.1 million, an increase of 5% compared to $2.0 million for the corresponding period of the last fiscal year. This increase results from continued expenditures to enhance our information technology backbone and to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line. These expenditures began during the first quarter of this fiscal year and carried forward into the current quarter.

Income tax expense for the second quarter of fiscal 2012 was $0.5 million, flat from a dollar perspective compared to the corresponding period of the last fiscal year. During the second quarter of fiscal 2012, income before income taxes was $1.3 million compared to $1.5 million during the corresponding period of the last fiscal year. The effective tax rates were approximately 38.2% and 37.2% for the second quarter of the 2012 fiscal year and the second quarter of the 2011 fiscal year, respectively.

Net income for the second quarter of fiscal 2012 was $0.8 million, a decrease of 11% compared to net income of $0.9 million during the corresponding period of the last fiscal year. Net income per share, basic and diluted, for the second quarter of fiscal 2012 was $0.09 compared to net income per share, basic and diluted, of $0.10 during the corresponding period of the last fiscal year.

Six Months Ended December 30, 2011 compared to the Six Months Ended December 31, 2010

Gross revenue for the first six months of fiscal 2012 was $64.6 million, a decrease of 9% compared to $71.2 million during the corresponding period of the last fiscal year. The decrease resulted from the nonrecurring equipment purchase revenue earned in corresponding period of the last fiscal year attributable to the previously mentioned equipment purchase at the Tooele Chemical Demilitarization project and from fewer fix-priced projects being awarded in our Environmental Services business segment during the current period. The decrease caused by these items was partially offset by an increase in revenue within our Program Management business segment from the Title II Construction Management Services projects and our Electrical Inspection projects.

Purchased services and materials for the first six months of fiscal 2012 was $32.2 million, a decrease of 18% compared to $39.1 million experienced during the corresponding period of the last fiscal year. The decrease largely resulted from the previously mentioned equipment purchase for the Tooele Chemical Demilitarization project that occurred in the last fiscal year and from a decrease in projects in our Environmental Services business segment.

Direct costs of services and overhead for the first six months of fiscal 2012 were $25.1 million, a decrease of 2% compared to $25.7 million experienced during the corresponding period of the last fiscal year. The decrease was attributable to decreased activity related to the Tooele Chemical Demilitarization project in our National Security business segment, partially offset by increased work in our Program Management business segment from the Title II Construction Management Services projects and our Electrical Inspection projects.

Gross profit for the first six months of fiscal 2012 was $7.2 million, an increase of 13% compared to $6.4 million during the corresponding period of the last fiscal year. This increase results from the improved performance in the Program Management business segment during the current quarter, partially offset by a reduction in gross profit compared to the corresponding period last year in our National Security business segment.

Selling, general and administrative expenses for the first six months of fiscal 2012 were $4.5 million, an increase of 13% compared to $4.0 million during the corresponding period of the last fiscal year. This increase results from continued expenditures to enhance our information technology backbone and to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line.

Income tax expense for the first six months of fiscal 2012 was $1.0 million, compared to $0.9 million in the corresponding period of the last fiscal year. During the first six months of fiscal 2012, income before income taxes was $2.6 million compared to $2.4 million during the corresponding period of the last fiscal year. The effective tax rates were approximately 37.8% and 38.7% for the first six months of fiscal 2012 and 2011, respectively.

Net income for the first six months of fiscal 2012 was $1.6 million, an increase of 7% compared to net income of $1.5 million during the corresponding period of the last fiscal year. Net income per share, basic and diluted, for the first six months of fiscal 2012 was $0.18 compared to net income per share, basic and diluted, of $0.16 during the corresponding period of the last fiscal year.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of December 30, 2011, funded backlog was approximately $85 million, an increase of 15% compared to approximately $74 million at December 31, 2010.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three-month and six-month periods ended December 30, 2011 and December 31, 2010.

Program Management

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(dollars in thousands)

GROSS REVENUE	$15,383	$15,030	$32,387	$27,130
Purchased services and materials, at cost	8,713	9,091	17,608	16,311
Direct costs of services and overhead	4,057	4,981	9,729	8,546

GROSS PROFIT	$2,613	$958	$5,050	$2,273

Gross profit percentage	17%	6%	16%	8%

Three Months Ended December 30, 2011 compared to the Three Months Ended December 31, 2010

Gross revenue for the second quarter of fiscal 2012 was $15.4 million, an increase of 3% compared to $15.0 million during the corresponding period of the last fiscal year. This increase was a result of improved performance from our U.S. based construction group and revenue growth generated by our Title II Construction Management Services projects in Afghanistan and our Electrical Inspection projects in Iraq.

Gross profit for the second quarter of fiscal 2012 was $2.6 million, an increase of 160% compared to $1.0 million during the corresponding period of the last fiscal year. This increase was a result of our tight control over all costs related to the Title II Construction Management Services projects and our Electrical Inspection projects.

Six Months Ended December 30, 2011 compared to the Six Months Ended December 31, 2010

Gross revenue for the first six months of fiscal 2012 was $32.4 million, an increase of 20% compared to $27.1 million during the corresponding period of the last fiscal year. This increase was a result of growth of our Title II Construction Management Services projects.

Gross profit for first six months of fiscal 2012 was $5.1 million, an increase of 122% compared to $2.3 million during the corresponding period of the last fiscal year. This increase was a result of our tight control over all costs related to the Title II Construction Management Services projects.

Environmental Services

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(dollars in thousands)

GROSS REVENUE	$5,544	$8,975	$11,416	$17,315
Purchased services and materials, at cost	2,085	5,099	4,323	10,155
Direct costs of services and overhead	2,886	2,878	5,885	5,607

GROSS PROFIT	$573	$998	$1,208	$1,553

Gross profit percentage	10%	11%	11%	9%

Three Months Ended December 30, 2011 compared to the Three Months Ended December 31, 2010

Gross revenue for the second quarter of fiscal 2012 was $5.5 million, a decrease of 39% compared to $9.0 million during the corresponding period of the last fiscal year. This decrease was a result of the award of fewer contracts during the current period.

Gross profit for the second quarter of fiscal 2012 was $0.6 million, a decrease of 40% compared to $1.0 million during the corresponding period of the last fiscal year. This decrease was primarily a result of increased overhead due to additional costs incurred from our increased efforts in business development as we continue to focus on identifying new business opportunities and the associated costs in our expanded proposal process to gain additional contracts.

Six Months Ended December 30, 2011 compared to the Six Months Ended December 31, 2010

Gross revenue for the first six months of fiscal 2012 was $11.4 million, a decrease of 34% compared to $17.3 million during the corresponding period of the last fiscal year. This decrease was primarily the result of extended delays in project awards during the current period.

Gross profit for the first six months of fiscal 2012 was $1.2 million, a decrease of 25% compared to $1.6 million during the corresponding period of the last fiscal year. This decrease was primarily a result of increased overhead due to additional costs incurred from our increased efforts to identify business opportunities and our proposal process to gain additional contracts and a decline in revenues due to project award delays.

Professional Services

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(dollars in thousands)

GROSS REVENUE	$3,750	$3,795	$7,263	$6,771
Purchased services and materials, at cost	992	991	1,817	1,625
Direct costs of services and overhead	2,146	2,127	4,231	4,017

GROSS PROFIT	$612	$677	$1,215	$1,129

Gross profit percentage	16%	18%	17%	17%

Three Months Ended December 30, 2011 compared to the Three Months Ended December 31, 2010

Gross revenue for the second quarter of fiscal 2012 was $3.8 million, flat from a dollar perspective when compared to the corresponding period of the last fiscal year. Gross revenue in the current period included U.S. Army installation support with a growing focus on NetZero activities.

Gross profit for the second quarter of fiscal 2012 was $0.6 million, a decrease of 14% compared to $0.7 million during the corresponding period of the last fiscal year. The decrease during the current period resulted from additional spending for the training and development of existing staff in order to continue to satisfy customer expectations at U.S. Army installations nationwide.

Six Months Ended December 30, 2011 compared to the Six Months Ended December 31, 2010

Gross revenue for the first six months of fiscal 2012 was $7.3 million, an increase of 7% compared to $6.8 million during the corresponding period of the last fiscal year. This increase was a result of organic growth for existing projects at a number of current Army installations nationwide. Due to our strong reputation for on-site employee care and customer responsiveness, the number of on-site staff provided by us has increased.

Gross profit for the first six months of fiscal 2012 was $1.2 million, an increase of 9% compared to $1.1 million during the corresponding period of the last fiscal year. This increase was a result of an increase in the volume of work within this business segment without an increase in staffing levels. Additionally, gross profit increased slightly due to our more focused efforts towards pricing our services consistent with the competitive environment and the emerging financial conditions of the U.S. Army offset in part by increased spending for training and development.

National Security

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(dollars in thousands)

GROSS REVENUE	$6,603	$14,108	$13,498	$19,988
Purchased services and materials, at cost	4,295	9,453	8,495	11,017
Direct costs of services and overhead	2,659	3,802	5,296	7,555

GROSS PROFIT (LOSS)	$(351)	$853	$(293)	$1,416

Gross profit (loss) percentage	(5)%	6%	(2)%	7%

Three Months Ended December 30, 2011 compared to the Three Months Ended December 31, 2010

Gross revenue for the second quarter of fiscal 2012 was $6.6 million, a decrease of 53% compared to $14.1 million during the corresponding period of the last fiscal year. This decrease was largely a result of nonrecurring equipment purchase revenue in the corresponding period of the last fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project.

Gross profit for the second quarter of fiscal 2012 was negative $0.4 million, a decrease of 144% compared to $0.9 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the decrease in revenue compared to the second quarter of the last fiscal year.

Six Months Ended December 30, 2011 compared to the Six Months Ended December 31, 2010

Gross revenue for the first six months of fiscal 2012 was $13.5 million, a decrease of 33% compared to $20.0 million during the corresponding period of the last fiscal year. This decrease was largely a result of nonrecurring equipment purchase revenue earned in the corresponding period of the last fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project.

Gross profit for the first six months of fiscal 2012 was negative $0.3 million, a decrease of 121% compared to $1.4 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the decrease in revenue compared to the corresponding period of the last fiscal year.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 30, 2011 was approximately $1.0 million, a decrease of $5.0 million compared to cash and cash equivalents at July 1, 2011. This decrease in the current period resulted largely from an increase in accounts receivable of approximately $4.6 million and the payout of earn-out obligations related to past acquisitions in the cumulative amount of $1.3 million. These decreases in the cash balance were partially offset by approximately $0.3 million of cash received on the Company’s notes receivable during the period.

Our working capital as of December 30, 2011 was approximately $21.3 million, an increase of $1.7 million compared to working capital at July 1, 2011. In addition, our current ratio at December 30, 2011 was 2.18 compared to 1.90 at July 1, 2011.

As discussed in Note D – Debt to our Condensed Consolidated Financial Statements included in this report, the Company has a line of credit facility with United Bank, the maturity date of which was previously extended to October 25, 2011. On October 25, 2011 this line of credit facility was modified to extend its maturity date to September 25, 2012, to increase the available borrowing capacity under the facility to $15 million and to make certain other changes. During the six month period ended December 30, 2011, the Company cumulatively borrowed $12.8 million under the line of credit facility. As of December 30, 2011 the Company had fully repaid the $12.8 million. On October 5, 2011, the Company terminated its letter of credit of approximately $0.5 million outstanding under the line of credit facility which served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work which had been completed.

We financed a portion of the fiscal year 2010 acquisitions of PPS and ADVENT through seller notes in an aggregate principal amount of approximately $2.7 million. The balance of the PPS note was paid in full during the quarter ended December 30, 2011. At December 30, 2011, the principal balance of the notes payable to ADVENT was approximately $0.2 million. We anticipate that the cash flows from ADVENT will continue to be sufficient to pay the outstanding principal and interest balances of these notes in the foreseeable future.

While our liquidity is largely dependent on our ability to collect accounts receivable on a timely basis, we believe that our current cash balance of $1.0 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our liquidity needs within the next fiscal year. Our expected capital requirements for the full 2012 fiscal year are approximately $1.1 million and will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of fiscal year 2012 our employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.

Purchase of Equity Securities

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 – 30, 2011	1,788	$2.88	—	—
November 1 – 30, 2011	—	—	—	—
October 1—31, 2011	—	—	—	—

Total	1,788	$2.88	—	—

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2

Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101

The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.
(Registrant)

By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President,
Chief Financial Officer,
and Treasurer

Date: February 13, 2012