Form 10-Q
period 2012-03-30
VERSAR INC
filed 2012-05-14
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 30, 2012

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

(703) 750-3000

Registrant’s telephone number, including area code

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 1, 2012
$.01 par value	9,680,786

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	As of
	March 30, 2012	July 1, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,122	$6,017
Accounts receivable, net	24,512	29,500
Inventory	1,382	1,386
Notes receivable	—	1,040
Prepaid expenses and other current assets	2,028	1,511
Deferred income taxes	2,060	1,554
Income tax receivable, net	—	424

Total current assets	35,104	41,432

Property and equipment, net	3,607	3,828
Goodwill	5,758	5,758
Intangible assets, net	1,296	1,539
Other assets	856	819

Total assets	$46,621	$53,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,147	$10,022
Accrued salaries and vacation	2,470	3,039
Income tax payable, net	490	—
Other current liabilities	4,323	7,363
Notes payable	—	1,417

Total current liabilities	12,430	21,841

Deferred income taxes	431	332
Other long-term liabilities	1,035	977

Total liabilities	13,896	23,150

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,637,649 shares and 9,585,474 shares issued; 9,386,965 shares and 9,340,280 shares outstanding	96	95
Capital in excess of par value	28,987	28,806
Retained earnings	5,372	2,768
Treasury stock, at cost (250,684 and 245,194 shares, respectively)	(1,158)	(1,142)
Accumulated other comprehensive loss; foreign currency translation	(572)	(301)

Total stockholders’ equity	32,725	30,226

Total liabilities and stockholders’ equity	$46,621	$53,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
GROSS REVENUE	$25,748	$31,487	$90,312	$102,691
Purchased services and materials, at cost	9,950	14,457	42,193	53,565
Direct costs of services and overhead	11,507	12,818	36,648	38,443

GROSS PROFIT	4,291	4,212	11,471	10,683

Selling, general and administrative expenses	2,120	2,380	6,399	6,384
Other expense	2	464	55	564

OPERATING INCOME	2,169	1,368	5,017	3,735

OTHER (INCOME) EXPENSE
Interest (income)	(4)	(35)	(72)	(155)
Interest expense	13	44	62	144
Write-off of uncollectible financing receivable	465	—	694	—

INCOME BEFORE INCOME TAXES	1,695	1,359	4,333	3,746

Income tax expense	732	730	1,729	1,654

NET INCOME	$963	$629	$2,604	$2,092

NET INCOME PER SHARE – BASIC	$0.10	$0.07	$0.28	$0.23

NET INCOME PER SHARE – DILUTED	$0.10	$0.07	$0.28	$0.23

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
– BASIC	9,383	9,270	9,361	9,247

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
– DILUTED	9,406	9,302	9,379	9,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net income	$963	$629	$2,604	$2,092
Change in foreign currency adjustment	203	20	(271)	154

Comprehensive Income	$1,166	$649	$2,333	$2,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	For the Nine Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$2,604	$2,092

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	1,191
Loss on sale of property and equipment	46	19
Provision for doubtful accounts receivable	414	569
Write-off of uncollectable financing receivable	694	—
Loss (gain) on life insurance policy cash surrender value	9	(89)
Deferred taxes, net	(407)	(111)
Share based compensation	199	127
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,574	(4,377)
Increase in prepaid and other current assets	(517)	(15)
Decrease (increase) in inventory	4	(110)
Decrease in accounts payable	(4,875)	(2,721)
(Decrease) increase in accrued salaries and vacation	(569)	294
(Decrease) increase in other assets and liabilities	(1,110)	3,711

Net cash provided by operating activities	2,346	580

Cash flows from investing activities:
Purchase of property and equipment	(825)	(851)
Payments to settle earn-out obligations	(1,261)	—
Premiums paid on life insurance policies	(25)	(36)
Receipts on notes receivable	346	321

Net cash used in investing activities	(1,765)	(566)

Cash flows from financing activities:
Borrowings on line of credit	765	27,189
Repayments on line of credit	(765)	(24,836)
Repayments of notes payable	(1,417)	(2,041)
Purchase of treasury stock	(16)	(3)

Net cash (used in) provided by financing activities	(1,433)	309

Effect of exchange rate changes	(43)	50

Net (decrease) increase in cash and cash equivalents	(895)	373
Cash and cash equivalents at the beginning of the period	6,017	1,593

Cash and cash equivalents at the end of the period	$5,122	$1,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended July 1, 2011. The results of operations for the three and nine month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-ended July 1, 2011 Consolidated Balance Sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52—53 week calendar, ending on the Friday nearest June 30. The three-month periods ended March 30, 2012 and April 1, 2011 each included 13 weeks and the corresponding nine-month periods included 39 weeks and 40 weeks, respectively. Additionally, the Company’s fiscal year 2012 will include 52 weeks and its fiscal year 2011 included 53 weeks.

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

The Company’s Program Management business segment manages large complex construction projects. The Environmental Services business segment provides full service environmental consulting including regulatory, risk assessments, Unexploded Ordinance (“UXO”) cleanup/Military Munitions Response Programs (“MMRP”), natural and cultural resources, and remediation support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective onsite resources. The National Security business segment provides unique solutions to the federal government including chemical and biological, testing and evaluation, and personal protective equipment products.

The following table includes summary operating information for the Company for the three-month and nine-month periods ended March 30, 2012 and April 1, 2011. The Company evaluates and measures the performance of its business segments based on gross revenue and gross profit. For informational purposes the presentation below includes operating income on a Company wide basis.

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in thousands)
GROSS REVENUE
Program Management	$10,644	$14,608	$43,032	$41,738
Environmental Services	5,284	6,528	16,700	23,843
Professional Services	3,805	3,471	11,067	10,242
National Security	6,015	6,880	19,513	26,868

	$25,748	$31,487	$90,312	$102,691

GROSS PROFIT (a)
Program Management	$2,132	$2,555	$7,182	$4,895
Environmental Services	577	732	1,784	2,301
Professional Services	829	528	2,043	1,674
National Security	753	397	462	1,813

	$4,291	$4,212	$11,471	$10,683
Selling, general and administrative expenses	2,120	2,380	6,399	6,384
Other expenses	2	464	55	564

OPERATING INCOME	$2,169	$1,368	$5,017	$3,735

(a)	Gross Profit is defined as gross revenue less (i) purchased services and materials, at cost, less (ii) direct costs of services and overhead.

NOTE C – NOTES RECEIVABLE

GPC Note

In 2009, the Company provided interim debt financing to GPC Green Energy, LLC (“GPC”) to fund certain GPC project startup costs for a landfill gas energy project in southern Virginia. The intent of the project was to construct a 15 megawatt co-generation plant that would burn landfill gas, supplemented with natural gas, in turbine engines equipped with a steam generation unit, selling a portion of the energy to a major manufacturer and the remainder to the grid. The GPC note and accrued interest owed to the Company were due in full on May 5, 2011 but have not been paid.

A detail of the activity related to the GPC note receivable is as follows (in thousands).

	As of
	March 30, 2012	July 1, 2011
Principal outstanding	$550	$550
Accrued interest	144	103

Gross GPC receivable balance	694	653
Reserve charge – quarter ended December 30, 2011	(229)	—
Reserve charge reversal – quarter ended March 30, 2012	229	—
Write-off of receivable – quarter ended March 30, 2012	(694)	—

GPC Note Receivable	$—	$653

During the third quarter ended March 30, 2012, the Company continued to pursue options that would have resulted in receiving payment in full for the entire balance of the GPC note and accrued interest. The Company’s efforts included working under an exclusivity agreement with a third party investor that was performing due diligence in regards to acquiring the GPC project and, in turn, paying off the GPC note obligation to the Company.

During the second quarter ended December 30, 2011, the Company concluded that sufficient risk of collectability existed at that time to record a partial reserve against the total outstanding balance on the GPC note. Accordingly, during that quarter the Company recorded a reserve charge of approximately $229,000 in the Company’s Condensed Consolidated Statements of Operations. The Company stopped accruing interest on this note receivable at the beginning of the second quarter of the 2012 fiscal year. The note carried an annual interest rate of 12%

Subsequent to the end of the current third quarter, natural gas prices, an important component of the GPC project, continued to fall. As a result of the importance of natural gas prices and their relationship to surplus electricity resale agreements that were part of the economic returns in the GPC project, the ongoing declines in natural gas prices led to the third party investor informing the Company that it had decided to stop its due diligence efforts and intended to pull out of the negotiations to acquire the project. This event was considered by the Company to be a significant setback in its efforts to collect on the outstanding note receivable. Accordingly, after consideration of all positive and negative factors during the current quarter regarding GPC’s ability and intent to repay the loan, management has concluded that the note receivable was not collectible. Other factors that the Company considered in making this decision include: (1) the length of time that GPC has been in default, (2) the fact that no payment of principal or interest has been made by GPC, (3) the uncertain financial condition of GPC, and (4) uncertainty as to the Company’s or GPC’s ability to obtain viable third party financing (and the timing of potential financing) needed to build the project. Notwithstanding the write-off, the Company intends to continue to pursue all approaches to collecting on this obligation.

During the quarter ended March 30, 2012, the Company wrote off the net receivable balance with a charge against earnings in the amount of $465,000 in the Company’s Condensed Consolidated Statements of Operations. The reserve against the note receivable of $229,000 and the gross note receivable balance of $694,000 were removed from the Condensed Consolidated Balance Sheets as of March 30, 2012.

Lemko Note

In July 2009, the Company provided a $750,000 loan to Lemko Corporation (“Lemko”) for the purchase of long lead telecommunication equipment for several upcoming projects. During the third quarter ended March 30, 2012, the Company received payment from Lemko for a $10,500 loan extension fee related to an October 31, 2011 agreement to extend the maturity of the loan. During the second quarter ended December 30, 2011, the Company received a payment of approximately $187,500 from Lemko, which satisfied the outstanding loan and accrued interest balances in full. Accordingly, at March 30, 2012, Lemko has no outstanding obligations to the Company. At July 1, 2011, the outstanding principal on the Lemko note was $375,000 and accrued interest was $12,000. The principal and accrued interest balances at July 1, 2011 were included in the notes receivable line item in the Company’s Condensed Consolidated Balance Sheets.

Additionally, in connection with an extension of the maturity date of the loan agreement on May 28, 2010, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company determined the fair value of the warrants was immaterial and therefore did not assign a value to them.

NOTE D – DEBT

Line of Credit

On October 25, 2011, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2012 and to increase its available borrowing capacity to $15 million and to modify certain covenants, interest rate and fee provisions. The Company intends to extend the line of credit for another year at similar terms. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all covenants under the facility as of March 30, 2012 and July 1, 2011. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5% (4.5% prior to the October amendment). Failure to meet the covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. During the nine month period ended March 30, 2012, the Company cumulatively borrowed approximately $0.8 million under the line of credit facility. As of March 30, 2012 the Company had fully repaid the $0.8 million. The Company cumulatively borrowed and repaid $27.2 million under the line of credit during fiscal year 2011. Accordingly, the Company had no outstanding borrowings under this line of credit at March 30, 2012 and July 1, 2011.

On October 5, 2011, the Company terminated its letter of credit of approximately $0.5 million outstanding under the line of credit facility. This letter of credit served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work which had been completed. The letter of credit reduced the Company’s availability on the line of credit.

Notes Payable

As part of the acquisition of Professional Protection Systems Limited (“PPS”) in January 2010, the Company issued notes payable with principal amounts totaling $0.9 million, which were payable quarterly over a two year period with interest accruing at a rate of 5% per annum. At March 30, 2012, the PPS notes payable had been paid in full as a final payment of approximately $0.3 million was made by the Company in December 2011. At July 1, 2011, the outstanding principal balance of the PPS notes payable was approximately $0.4 million.

As part of the acquisition of ADVENT Environmental, Inc. (“ADVENT”) in March 2010, the Company issued notes payable with principal amounts totaling $1.75 million, which were payable quarterly over a two year period with interest accruing at a rate of 5% per annum. At March 30, 2012, the ADVENT notes payable had been paid in full as a final payment of approximately $0.2 million was made by the Company in March 2012. At July 1, 2011, the outstanding principal balance of the ADVENT notes payable was approximately $0.7 million.

The outstanding balances of the PPS and ADVENT obligations at July 1, 2011, as well as approximately $0.3 million in insurance related obligations, were included in the notes payable balance in the Company’s Condensed Consolidated Balance Sheets.

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

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in thousands)
Weighted average common shares outstanding – basic	9,383	9,270	9,361	9,247
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	23	32	18	23

Weighted average common shares outstanding – diluted	9,406	9,302	9,379	9,270

For the three and nine months ended March 30, 2012 options to purchase approximately 173,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended April 1, 2011, options to purchase approximately 163,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE F – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. From the approval date of the 2010 Plan through March 30, 2012, a total of 147,500 restricted stock units have been issued under the 2010 Plan, leaving 885,500 shares remaining available for the future issuance of awards (including restricted stock units) under the 2010 Plan.

During the nine-months ended March 30, 2012, the Company awarded 127,500 restricted stock units under the 2010 Plan to its directors, executive officers and certain employees. The awards generally vest over a period of two years following the date of grant. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $79,000 and $58,000 for the three months ended March 30, 2012 and April 1, 2011, respectively. Additionally, share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $199,000 and $127,000 for the nine months ended March 30, 2012 and April 1, 2011, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations based upon the role of the recipient within the organization.

Stock Option Activity

No stock options were granted during the nine months ended March 30, 2012. A summary of activity for previously granted incentive stock options and non-qualified options for the nine month period ended March 30, 2012 is presented below:

	Optioned Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share price)
Outstanding at July 1, 2011	249	$3.30
Options Cancelled	(55)	3.81

Outstanding at March 30, 2012	194	$3.16	1.67 yrs.	$71

Exercisable at March 30, 2012	194	$3.16	1.67 yrs.	$71

NOTE G – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	March 30, 2012	July 1, 2011
	(in thousands)
Earn-out obligations	$—	$1,261
Payroll related	1,133	2,872
Deferred rent	425	393
Severance accrual	—	162
Asset retirement obligation	663	663
Other current liabilities	2,102	2,012

Total	$4,323	$7,363

As of July 1, 2011 the Company had liabilities of approximately $1.1 million and $0.2 million under contingent earn-out obligations incurred in the acquisitions of ADVENT and PPS, respectively, which were recorded within the Other Current Liabilities line item in the Company’s Condensed Consolidated Balance Sheets. These earn-out obligations were fully settled during the three-month period ended September 30, 2011 by the Company making a cash payment for the amount accrued.

The asset retirement obligation was recorded in association with the estimated clean-up costs for its chemical laboratory in the National Security business segment. Management periodically assesses the adequacy of this accrual.

NOTE H – INVENTORY

The Company’s inventory balance includes the following:

	As of
	March 30, 2012	July 1, 2011
	(in thousands)
Finished goods	$744	$791
Raw materials	550	505
Work-in-process	88	90

Total	$1,382	$1,386

NOTE I – INCOME TAXES

As of March 30, 2012 and July 1, 2011, the Company had approximately $1.7 million and $1.2 million, respectively, in net deferred income tax assets, which primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of March 30, 2012 and July 1, 2011 the Company had recorded a $55 thousand valuation allowance against the net operating loss generated in the Philippines that the Company does not expect to recover.

NOTE J – RECENTLY ISSUED ACCOUNTING STANDARD

In September 2011, the Financial Accounting Standards Board issued an accounting standards update with new guidance on annual goodwill impairment testing. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will implement this guidance with its next goodwill impairment test. The adoption of this guidance will not have any impact on the Company’s financial statements; however it may change the Company’s processes around its goodwill impairment testing.

NOTE K – SUBSEQUENT EVENT

On May 11, 2012, the Company announced that it had reached an agreement to acquire a 100% interest in Charron Construction Consulting, Inc. (“Charron”), headquartered in Dulles, Virginia. Charron is a national construction project management firm that since 1992 has provided construction management services for a broad spectrum of projects including office, retail, industrial, civic, and various government facilities. Charron has 22 employees.

The Charron transaction is expected to close within the next 30 days and contains customary conditions to closing. The acquisition price will be in the range of $3.0 - $3.5 million and will be satisfied with cash, a seller note, and payments under an earn-out agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three and nine month periods ended March 30, 2012 and April 1, 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and its wholly-owned subsidiaries.

This quarterly report on Form 10-Q contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these statements include discussions regarding our operations and financial growth strategy, projections of revenue, income or loss and future operations.

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

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients in the following three market areas: (1) Construction and Construction Management, (2) Environmental Services and Sustainability, and (3) Munitions Response. We also provide tailored and secure solutions in harsh environments and offer specialized abilities in staff augmentation, classified projects, and hazardous material management.

Business Segments

Our operations in our various market areas are organized into four business segments as described below.

Program Management Business Segment

This business segment performs work for federal, local, and commercial clients in the United States and abroad. Examples of federal work includes Air Force and U.S. Army Corps of Engineers construction and construction management, quality assurance work, and personal services including life safety evaluations of fire and electrical systems. Our work is also concentrated in the local/municipal marketplace where we manage water and wastewater infrastructure projects.

This business segment also performs Title I Design Services, Title II Construction Management Services, Title III Construction, and other related engineering and construction type services both in the United States and internationally.

•	Title I Design entails a broad-range of expertise including project scoping/development, cost estimation, value engineering, and feasibility studies.

•

Title II services involve construction oversight, configuration management, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization, scheduling, and quality assurance/control involving engineering consultations.

•

Title III services are the actual construction services. Staff members in this business segment also have national security clearances enabling Versar to provide services for classified construction efforts.

In addition, this segment continues to expand and develop opportunities in energy/green initiatives in conjunction with our Environmental Services business segment.

Environmental Services Business Segment

This business segment, which was previously referred to as Compliance and Environmental Programs business segment, provides full service environmental solutions and includes projects in our remediation and compliance, exposure and risk assessment, natural resources, Unexploded Ordinance (“UXO”) cleanup/Military Munitions Response Programs (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:

•

We have supported the U.S. Environmental Protection Agency (“EPA”) for the past 25 years by providing a wide-range of mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers, U.S. Air Force, U.S. Navy and many local municipal entities assisting with environmental remediation and compliance, biological assessments, and natural resource management.

•	We have provided work on a long term basis for a large commercial bank by providing environmental compliance and related services.

•

For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different projects including the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess the Delaware River (PA, NJ, and DE) and how it is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.

The services in this business segment have involved advisory, evaluative assessment, and implementation of risk reduction measures for federal, state, local and commercial clients. Many of these services are mandated by regulation.

Professional Services Business Segment

We provide onsite environmental management and professional services to Department of Defense (“DoD”) installations and industrial facilities. Our onsite professional services are attractive in today’s economic environment as DoD shifts emphasis to its core military mission and begins to downsize due to increasing budgetary pressure. Key outsourcing services we offer are:

•	Net Zero (energy secure and energy efficient DoD bases), sustainability and mission program support

•	Restoration and reuse of military bases

•	Base realignment and closure (“BRAC”) support

•	Pollution prevention (“P2”) and waste management

•	Natural and cultural resources management services

•	Facility services

•	Public outreach and training services

•	Biological and physical sciences support

This business segment provides a cost-effective solution to our clients in order to meet their requirements. This segment is consistent with our philosophy of selling into government business and supporting government in areas where their capabilities and capacities are lacking.

National Security Business Segment

We provide national security services primarily through the operations of our wholly owned subsidiaries GEOMET Technologies, LLC (“GEOMET”) and Professional Protection Systems Limited (“PPS”). The National Security business segment operates in several markets that require ongoing services and support and which have received funding priority.

These services include:

•	Onsite range support services

•	UXO

•	Chemical agent testing, equipment and related services

•	Personal protective systems, including personal equipment and modular shelter systems

We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country and support (via a subcontract) a large DoD chemical warfare agent testing center. We exclusively provide UXO cleanup services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces. We are preparing to close out a large chemical warfare munitions destruction project for the U.S. Army.

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

Financial Trends

We anticipate that the remainder of fiscal year 2012 and beyond will continue to present us with significant challenges. For the near-term, it appears that the economy will continue to be challenged by government budgetary uncertainty and reduced government funding, high unemployment, a weak financial market, and debt reduction pressures that affect government spending patterns at all levels. We believe that each of our business segments have the expertise to address the challenges raised by these national economic issues and is positioned in the coming year to address these concerns. This belief is based on value-driven economic metrics that we believe are dictating more efficient services for our clients, coupled with mandated government program areas that utilize our services. Our broad range of project management skills will continue to allow us to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, emergency response, and environmental assessments and remediation.

Specifically, we see the following three efforts driving our strategy going forward:

•

Expanding our international footprint. While we are strong internationally in the construction management business, expanding upon the marketing of our non-construction services to our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing client needs internationally.

•

Pursuit of larger contract opportunities. Our move to a large business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger contract opportunities.

•

Leveraging of our services. This will allow us to work efficiently in the new economic environment whether that is selling of sustainable risk management utilizing our energy and environmental skill-sets, or via effective use of our construction management skills in relation to complex project oversight.

Due to the financial successes experienced in fiscal year 2011 and prior fiscal years, our balance sheet is strong. With our available sources of liquidity we are well positioned to handle challenges resulting from the business downturn while we continue to pursue merger and acquisition activity. As of the quarter ended March 30, 2012 we had $5.1 million of cash on hand and a working capital balance of $22.7 million. We also have access to our line of credit facility with available borrowing capacity of $15 million through September 25, 2012. We intend to extend the line of credit for another year at similar terms.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine month periods ended March 30, 2012 and April 1, 2011.

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
GROSS REVENUE	25,748	31,487	90,312	102,691
Purchased services and materials, at cost	9,950	14,457	42,193	53,565
Direct costs of services and overhead	11,507	12,818	36,648	38,443

GROSS PROFIT	4,291	4,212	11,471	10,683

Gross profit percentage	17%	13%	13%	10%
Selling, general and administrative expenses	2,120	2,380	6,399	6,384
Other expense	2	464	55	564

OPERATING INCOME	2,169	1,368	5,017	3,735

OTHER EXPENSE (INCOME)
Interest (income)	(4)	(35)	(72)	(155)
Interest expense	13	44	62	144
Write-off of uncollectible financing receivable	465	—	694	—

INCOME BEFORE INCOME TAXES	1,695	1,359	4,333	3,746

Three Months Ended March 30, 2012 compared to the Three Months Ended April 1, 2011

Gross revenue for the third quarter of fiscal 2012 was $25.7 million, a decrease of 18% compared to $31.5 million during the corresponding period of the last fiscal year. This decrease primarily resulted from reduced government spending in Iraq and lower domestic revenue experienced during the current quarter in our Program Management business segment. Additionally the decrease resulted from fewer projects awarded to our Environmental Services business segment during the current quarter.

Purchased services and materials for the third quarter of fiscal 2012 was $10.0 million, a decrease of 31% compared to $14.5 million experienced during the corresponding period of the last fiscal year. This decrease largely resulted from the previously mentioned slowdown in spending in Iraq and lower domestic revenue during the quarter and from a decrease in projects awarded to our Environmental Services business segment.

Direct costs of services and overhead for the third quarter of fiscal 2012 were $11.5 million, a decrease of 10% compared to $12.8 million experienced during the corresponding period of the last fiscal year. This decrease was primarily attributable to our tight control of costs related to our Title II Construction Management Services projects and our Electrical Inspection projects within our Program Management business segment.

Gross profit for the third quarter of fiscal 2012 was $4.3 million, relatively flat from a dollar standpoint from the corresponding period of the last fiscal year. However, our gross profit margin increased 31% largely due to the cost control procedures in our Program Management business segment during the current quarter.

Selling, general and administrative expenses for the third quarter of fiscal 2012 were $2.1 million, a decrease of 13% compared to $2.4 million during the corresponding period of the last fiscal year. This decrease primarily resulted from severance costs recorded in the prior fiscal year quarter related to the departure of the former Chief Financial Officer of approximately $0.2 million.

The write-off of an uncollectible financing receivable represents our write-off of approximately $0.5 million of the unreserved portion of a financing receivable that during the current quarter we deemed to be uncollectible. This is discussed in detail in Note C— Notes Receivable.

Income tax expense for the third quarter of fiscal 2012 was $0.7 million, flat from a dollar perspective compared to the corresponding period of the last fiscal year. During the third quarter of fiscal 2012, income before income taxes was $1.7 million compared to $1.4 million during the corresponding period of the last fiscal year. The effective tax rates were approximately 43.2% and 53.7% for the third quarter of the 2012 fiscal year and the third quarter of the 2011 fiscal year, respectively. The reduction in the effective tax rate during the current quarter primarily resulted from a reduction in nondeductible expenses.

Net income for the third quarter of fiscal 2012 was $1.0 million, an increase of 67% compared to net income of $0.6 million during the corresponding period of the last fiscal year. Net income per share, basic and diluted, for the third quarter of fiscal 2012 was $0.10 compared to net income per share, basic and diluted, of $0.07 during the corresponding period of the last fiscal year.

Nine Months Ended March 30, 2012 compared to the Nine Months Ended April 1, 2011

Gross revenue for the first nine months of fiscal 2012 was $90.3 million, a decrease of 12% compared to $102.7 million during the corresponding period of the last fiscal year. This decrease resulted primarily from nonrecurring equipment purchase revenue during the first nine months of the last fiscal year of approximately $8.4 million attributable to equipment purchased for the Tooele Chemical Demilitarization project. Additionally, the decrease resulted from the fact that we had fewer projects awarded to our Environmental Services business segment during the current nine month period. The decrease was partially offset by an increase in revenue during the first two quarters of fiscal year 2012 within our Program Management business segment from our Title II Construction Management Services projects and our electrical inspection projects.

Purchased services and materials for the first nine months of fiscal 2012 was $42.2 million, a decrease of 21% compared to $53.6 million experienced during the corresponding period of the last fiscal year. The decrease largely resulted from the previously mentioned equipment purchase for the Tooele Chemical Demilitarization project that occurred in the last fiscal year and from a decrease in projects awarded to our Environmental Services business segment.

Direct costs of services and overhead for the first nine months of fiscal 2012 were $36.6 million, a decrease of 5% compared to $38.4 million experienced during the corresponding period of the last fiscal year. The decrease was attributable to decreased activity related to the close out of the Tooele Chemical Demilitarization project in our National Security business segment, partially offset by increased work in our Program Management business segment from the Title II Construction Management Services projects and our Electrical Inspection projects.

Gross profit for the first nine months of fiscal 2012 was $11.5 million, an increase of 7% compared to $10.7 million during the corresponding period of the last fiscal year. This increase primarily results from the improved performance in the Program Management business segment during the current period, offset in part by declines in our other business segments.

Selling, general and administrative expenses for the first nine months of fiscal 2012 were $6.4 million, relatively flat from a dollar perspective compared to the corresponding period last year. The first and second quarters of the current fiscal year included expenditures to enhance our information technology backbone and to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line. The prior year period included $0.2 million in severance charges from the departure of our former CFO.

The write-off of an uncollectible financing receivable resulted from the reserve of a financing receivable of approximately $0.2 million during the fiscal 2012 second quarter followed by the write-off of the unreserved remaining balance during the current third quarter of approximately $0.5 million (total write-off for the current nine month period was approximately $0.7 million). This is discussed in detail in Note C - Notes Receivable.

Income tax expense for the first nine months of fiscal 2012 was $1.7 million, flat from a dollar perspective compared to the corresponding period of the last fiscal year. During the first nine months of fiscal 2012, income before income taxes was $4.3 million compared to $3.7 million during the corresponding period of the last fiscal year. The effective tax rates were approximately 39.9% and 44.2% for the first nine months of fiscal 2012 and 2011, respectively. The reduction in the effective tax rate during the current nine month period primarily resulted from a reduction in nondeductible expenses.

Net income for the first nine months of fiscal 2012 was $2.6 million, an increase of 24% compared to net income of $2.1 million during the corresponding period of the last fiscal year. Net income per share, basic and diluted, for the first nine months of fiscal 2012 was $0.28 compared to net income per share, basic and diluted, of $0.23 during the corresponding period of the last fiscal year.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of March 30, 2012, funded backlog was approximately $97 million, an increase of 37% compared to approximately $71 million at April 1, 2011. This increase reflected the award of several large long term contracts and was indicative of the high quality proposals that were developed as a result of proposal preparation staff training and business development investments earlier this fiscal year.

Our proposal pipeline is strong with several large long term contract proposals awaiting award results that hold the possibility for further increasing our backlog. The outlook for the future indicates the ability to further increase our backlog as a result of our continued strong proposal effort and pipeline.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three-month and nine-month periods ended March 30, 2012 and April 1, 2011.

Program Management	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(dollars in thousands)
GROSS REVENUE	$10,644	$14,608	$43,032	$41,738
Purchased services and materials, at cost	4,858	8,274	22,467	24,660
Direct costs of services and overhead	3,654	3,779	13,383	12,183

GROSS PROFIT	$2,132	$2,555	$7,182	$4,895

Gross profit percentage	20%	17%	17%	12%

Three Months Ended March 30, 2012 compared to the Three Months Ended April 1, 2011

Gross revenue for the third quarter of fiscal 2012 was $10.6 million, a decrease of 27% compared to $14.6 million during the corresponding period of the last fiscal year. This decrease was primarily a result of continued reductions in government spending for international contingency operations both in Iraq for Electrical Inspection Services and in Afghanistan for Title II Construction Management Services. Additionally, we had fewer projects awarded to our U.S. based construction group.

Gross profit for the third quarter of fiscal 2012 was $2.1 million, a decrease of 19% compared to $2.6 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the continued decrease in government spending for international contingency operations both in Iraq (Electrical Inspection Services) and Afghanistan (Title II Construction Management Services).

Nine Months Ended March 30, 2012 compared to the Nine Months Ended April 1, 2011

Gross revenue for the first nine months of fiscal 2012 was $43.0 million, an increase of 3% compared to $41.7 million during the corresponding period of the last fiscal year. This increase was primarily a result of increased government spending earlier in the year for Title II services offset by the decreased government spending for Electrical Inspection Services. Additionally, we had fewer construction projects awarded to our U.S. based construction group.

Gross profit for first nine months of fiscal 2012 was $7.2 million, an increase of 47% compared to $4.9 million during the corresponding period of the last fiscal year. This increase was a result of our effective project management and tight control over all costs related to the Title II Construction Management Services projects and our Electrical Inspection projects. Additionally, our U.S. based construction group continues to reduce costs relative to the decreases in revenue.

Environmental Services	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(dollars in thousands)
GROSS REVENUE	$5,284	$6,528	$16,700	$23,843
Purchased services and materials, at cost	1,837	2,562	6,160	12,175
Direct costs of services and overhead	2,870	3,234	8,756	9,367

GROSS PROFIT	$577	$732	$1,784	$2,301

Gross profit percentage	11%	11%	11%	10%

Three Months Ended March 30, 2012 compared to the Three Months Ended April 1, 2011

Gross revenue for the third quarter of fiscal 2012 was $5.3 million, a decrease of 18% compared to $6.5 million during the corresponding period of the last fiscal year. This decrease was primarily a result of us being awarded fewer contracts during the current period and from unanticipated client delays on an existing project. In an effort to increase the number of contracts we are awarded we have substantially increased our marketing and proposal efforts.

Gross profit for the third quarter of fiscal 2012 was $0.6 million, a decrease of 14% compared to $0.7 million during the corresponding period of the last fiscal year. This decrease primarily resulted from increased overhead due to additional costs incurred from our increased efforts in business development and expanded proposal process as we continue to focus on identifying new business opportunities and gaining additional contracts.

Nine Months Ended March 30, 2012 compared to the Nine Months Ended April 1, 2011

Gross revenue for the first nine months of fiscal 2012 was $16.7 million, a decrease of 30% compared to $23.8 million during the corresponding period of the last fiscal year. This decrease was primarily the result of us being awarded fewer contracts during this period.

Gross profit for the first nine months of fiscal 2012 was $1.8 million, a decrease of 22% compared to $2.3 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the decline in revenue during the period and from increased overhead costs incurred related to our increased efforts to identify business opportunities and expanded proposal process to gain additional contracts.

Professional Services	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(dollars in thousands)
GROSS REVENUE	$3,805	$3,471	$11,067	$10,242
Purchased services and materials, at cost	851	767	2,668	2,392
Direct costs of services and overhead	2,125	2,176	6,356	6,176

GROSS PROFIT	$829	$528	$2,043	$1,674

Gross profit percentage	22%	15%	18%	16%

Three Months Ended March 30, 2012 compared to the Three Months Ended April 1, 2011

Gross revenue for the third quarter of fiscal 2012 was $3.8 million, an increase of 9% compared to $3.5 million during the corresponding period of the last fiscal year. This increase was largely the result of Installation Sustainability Program (“ISP”) activities at several U.S. Army bases that we support. The ISP generates additional on-site staff activity to ensure the U.S. Army NetZero efforts are underway. Additionally, staff augmentation requirements have increased at two Joint Bases as a result of Base Realignment and Closure (“BRAC”).

Gross profit for the third quarter of fiscal 2012 was $0.8 million, an increase of 60% compared to $0.5 million during the corresponding period of the last fiscal year. The Professional Services Group has been able to manage the increased work effort activities in ISP and Joint Base program management with its existing support staff.

Nine Months Ended March 30, 2012 compared to the Nine Months Ended April 1, 2011

Gross revenue for the first nine months of fiscal 2012 was $11.1 million, an increase of 9% compared to $10.2 million during the corresponding period of the last fiscal year. This increase was primarily the result of Joint Bases adding staff to manage the increased responsibilities. The DoD at these locations is charged with managing extensive resources across military services and have turned to Versar because of its strong reputation for on-site employee care and customer responsiveness.

Gross profit for the first nine months of fiscal 2012 was $2.0 million, an increase of 18% compared to $1.7 million during the corresponding period of the last fiscal year. This increase was a result of an increase in the volume of work without an equivalent increase in off-site staffing levels during the current period. Additionally, the gross profit increase resulted from more focused efforts towards pricing our services consistent with the competitive environment and the emerging financial conditions of the U.S. Army. Partially offsetting the gross margin increase was our increased spending for the training and development of its existing staff during the current period.

National Security	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(dollars in thousands)
GROSS REVENUE	$6,015	$6,880	$19,513	$26,868
Purchased services and materials, at cost	2,404	2,854	10,898	14,338
Direct costs of services and overhead	2,858	3,629	8,153	10,717

GROSS PROFIT	$753	$397	$462	$1,813

Gross profit percentage	13%	6%	2%	7%

Three Months Ended March 30, 2012 compared to the Three Months Ended April 1, 2011

Gross revenue for the third quarter of fiscal 2012 was $6.0 million, a decrease of 13% compared to $6.9 million during the corresponding period of the last fiscal year. This decrease was largely the result of a delay in starting the final phase of the Tooele Chemical Demilitarization project in Utah as well as a decrease in our chemical laboratory testing during the current period.

Gross profit for the third quarter of fiscal 2012 was $0.8 million, an increase of 100% compared to $0.4 million during the corresponding period of the last fiscal year. This increase was primarily a result of the positive contribution from our operations in Ft. Irwin, CA, due to greater than expected clearing efforts and strong cost control.

Nine Months Ended March 30, 2012 compared to the Nine Months Ended April 1, 2011

Gross revenue for the first nine months of fiscal 2012 was $19.5 million, a decrease of 28% compared to $26.9 million during the corresponding period of the last fiscal year. This decrease was largely from nonrecurring equipment purchase revenue earned in the corresponding period of the last fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project.

Gross profit for the first nine months of fiscal 2012 was $0.5 million, a decrease of 72% compared to $1.8 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the decrease in revenue compared to the corresponding period of the last fiscal year, partially offset by the positive contribution from our operations in Ft. Irwin, CA.

Liquidity and Capital Resources

Our working capital as of March 30, 2012 was approximately $22.7 million, an increase of $3.1 million compared to working capital at July 1, 2011. In addition, our current ratio at March 30, 2012 was 2.82 compared to 1.90 at July 1, 2011.

As discussed in Note D – Debt to our Condensed Consolidated Financial Statements included in this report, the Company has a line of credit facility with United Bank, the maturity date of which was previously extended to October 25, 2011. On October 25, 2011 this line of credit facility was modified to extend its maturity date to September 25, 2012, to increase the available borrowing capacity under the facility to $15 million and to make certain other changes. We intend to extend the line of credit for another year at similar terms. During the nine month period ended March 30, 2012, the Company cumulatively borrowed approximately $0.8 million under the line of credit facility. As of March 30, 2012, the Company had fully repaid the $0.8 million. On October 5, 2011, the Company terminated its letter of credit of approximately $0.5 million outstanding under the line of credit facility which served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work which had been completed.

We financed a portion of the fiscal year 2010 acquisitions of PPS and ADVENT through seller notes in an aggregate principal amount of approximately $2.7 million. The Company had no outstanding obligation on these notes as of March 30, 2012 as the note payable to PPS was paid in full in December 2011 and the note payable to ADVENT was paid in full in March 2012.

While our liquidity is largely dependent on our ability to collect accounts receivable on a timely basis, we believe that our current cash balance of $5.1 million, our anticipated cash flows from operations, and our available borrowing capacity from our line of credit facility will be sufficient to meet our liquidity needs within the next fiscal year.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal year 2012 certain employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 30, 2012	1,967	$2.87	—	—
February 1 – 29, 2012	—	—	—	—
January 1 – 31, 2012	—	—	—	—

Total	1,967	$2.87	—	—

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certification by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.
(Registrant)

By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President,
Chief Financial Officer
and Treasurer

Date: May 14, 2012