Form 10-K
period 2012-06-29
VERSAR INC
filed 2012-09-18
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 29, 2012	No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

(703) 750-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

(Title of Class)

NYSE MKT

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2011 was approximately $27.4 million

The number of shares of Common Stock outstanding as of September 7, 2012 was 9,683,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and its consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2012 included 52 weeks, its fiscal year 2011 included 53 weeks, and its fiscal year 2010 included 52 weeks.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements that are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; failure to recover at-risk contract costs; changes to or failure of the Federal, State, or local governments to fund certain programs in which the Company participates; changes in customer procurement policies and practices; delays in project funding; effects of U.S Government conflict of interest policies; loss of anticipated new contract vehicles either due to funding changes or competitive factors, and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Business Overview

Versar, Inc. is a Delaware corporation incorporated in 1969. We are a global project management company providing sustainable value oriented solutions to government and commercial clients. We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous material management.

During fiscal year 2012 Versar’s management undertook a strategic initiative to assess the Company’s internal processes and organizational structures with the intention of identifying efficiencies to streamline and improve these areas. As a result of this strategic initiative the Company streamlined its organizational structure, which resulted in changes to the Company’s reported business segments. The Company’s resulting three business segments are as follows:

•	Engineering and Construction Management
•	Environmental Services
•	Professional Services

During fiscal year 2012 we delivered solid financial results reflected by an increase in net income and gross profit margins compared to fiscal year 2011. Our balance sheet remains strong and is a reflection of improved liquidity and working capital. We experienced continued effects of the recessionary environment in the government and commercial sectors with resulting uncertainty in funding for projects. However, this has caused an increased focus by our customers on the value of services provided. Both the commercial and government sectors are adjusting their needs to the new economic environment of constrained budgets and staffing, which is compelling greater productivity and value-oriented solutions from service providers.

Selling into this new economic environment has meant increased emphasis on managing customer risk, whether that risk is related to construction oversight, as is the case with our work in Afghanistan and Iraq, or sustainability risk, as is the case with our commercial and U.S. based government work. This economic environment has also driven heavy investment in business development activities designed to specifically tailor responses to a customer’s value solution and sustainability needs. We have invested in new internal technologies to streamline productivity and have realized benefits from continued cost reduction efforts concentrated on our fixed and controllable expenses.

As a service-based company, our revenue is primarily derived through the provision of labor-based services, rather than capital-intensive product offerings. Our revenue opportunities are driven by our ability to retain existing clients as well as attract new ones, providing quality and responsive value-oriented project management at competitive rates, and identifying and retaining a qualified team of employees.

On May 31, 2012, we acquired Charron Construction Consulting, Inc. (“Charron”), which is located in Dulles, Virginia. Charron, a national construction project management firm, has provided project and construction management services since 1992 for a broad spectrum of projects including office, retail, industrial, civic, and various government facilities. We are integrating Charron into our Engineering and Construction Management business segment. We remain focused on identifying additional complementary businesses to integrate within our existing business segments to strengthen our overall depth and breadth. Charron’s operating results are consolidated by the Company post acquisition date. Accordingly, during the post-acquisition month of June 2012 Charron contributed approximately $0.3 million of gross revenue to the Company.

Business Segments

During fiscal year 2012, management realigned the Company’s organizational structure resulting in the Company’s operations being reorganized into three business segments, which are described below. For additional information regarding our business segments see Note B - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Engineering and Construction Management

This business segment, which was previously referred to as Program Management and now includes the majority of our operations that were formerly included in our National Security business segment, performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

•	Title I services entails a broad-range of expertise including project scoping/development, design, cost estimation, value engineering, and feasibility studies. Title II services involve construction oversight, configuration management, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization, scheduling, and quality assurance/control. Title III services are the actual construction services. Staff members in this business segment also hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers, project and construction management services for the District of Columbia Courts, and other construction efforts. Work has also been concentrated in the local/municipal marketplace where we manage and construct water and wastewater infrastructure projects.
•	This business segment also continues to expand its business line via the pursuit of commercial and government projects related to telecommunication integration. The segment maintains joint relationships with several firms designed to enhance our pursuit of telecommunications related technologies and infrastructure. In addition, this segment continues to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
•	We provide to first responders a Disposable Toxicological Agent Protective System (“DTAPS®”) Level B coverall chemical/biological protective suit, which is the first in the industry to be certified by the Safety Equipment Institute to the National Fire Protection Association Class 2 standards. In addition, we own and operate the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention, which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing.

Environmental Services

This business segment, which was previously referred to as Compliance and Environmental Programs and now includes the remainder of our operations formerly included in our National Security business segment, provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 25 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers and many local municipal entities assisting with environmental compliance, biological assessments, and natural resource management.
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River (PA, NJ, and DE) is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country and support (via a subcontract) a large Department of Defense (“DoD”) chemical warfare agent testing center. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces.

Professional Services

This business segment provides onsite environmental management, planning and engineering services to DoD installations and to the U.S. Department of Commerce (“DOC”). Versar’s provision of on-site services, or staff augmentation, serves to enhance the mission of the customer with subject matter experts fully dedicated to mission objectives. These services are particularly attractive in this economic environment as DoD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DoD Joint Base level (two or more DoD facilities realigning management functions to establish a single entity) this segment serves government business by supporting customers in areas where their capabilities and capacities are lacking.

•	This business segment provides expert services for Net Zero (Energy, Waste, and Water), sustainability and mission program support for U.S. Army installations. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	This segment has Installation Restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation and in Puerto Rico.
•	Versar serves the Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	This segment provides staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Revenue Earned by Geographic Location

Our consolidated gross revenue for fiscal year 2012 was $119.0 million, of which approximately $114.8 million was funded with U.S. currency and approximately $3.7 million of the remainder was derived from our PPS subsidiary in the United Kingdom. Approximately 45% of our fiscal year 2012 business was conducted in international locations, which included our reconstruction work in Iraq and Afghanistan.

Our consolidated gross revenue for fiscal year 2011 was $137.6 million, of which approximately $132 million was funded with U.S. currency and approximately $4.9 million of the remainder was derived from our PPS subsidiary in the United Kingdom. Approximately 36% of our fiscal year 2011 business was conducted in international locations, which included oversight of reconstruction work in Iraq and Afghanistan.

Our Strategy

For the near-term, we believe the United States economy will continue to be sluggish. The fact that 2012 is an election year, combined with constrained federal funding, high unemployment, weak European financial markets, and debt reduction pressures, should continue to put pressure on the economy. We believe that Versar’s business segments have the expertise to identify and respond to the challenges raised by these global economic issues and that Versar is positioned in the coming year to address these concerns. In this challenging economic environment, we focus on those opportunities where funding is non-discretionary such as Sustainable Range Management, Unexploded Ordnance, and Performance Based Remediation as well as provision of services to clients that operate in challenging and extreme environments worldwide. We will also continue to focus on areas that we believe offer attractive returns to our clients so that they will continue to fund projects, such as improvements in energy efficiency or facility upgrades.

Specifically, the following four elements are driving our strategy:

•	Pursuit of larger contract opportunities. Our move to large-business status, coincident with development of a stronger internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contract opportunities. Strategic partnering, joint-ventures, and long-lead positioning coupled with Versar branding has the potential to provide increased growth and services.

•	Leveraging of our services. This will allow us to work efficiently in the new economic environment whether through selling sustainable risk management services, utilizing our energy and environmental skill-sets or via effective use of our project and construction management skills in relation to complex project oversight. Expansion of our existing core capabilities in a broader and more comprehensive manner provides us with the understanding and insight necessary to reduce client risk.

•	Expanding our international footprint. While we are strong internationally in the construction management business, incorporation of our non-construction services into our overseas offerings should allow for the transition of our proven domestic skills into the international market and will help us meet growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State.

Competition

We face substantial competition in each market in which we operate as our markets become more crowded and price sensitive. Our competitors are often larger and have greater financial resources than us, which means that we have to be selective in our marketing and sales efforts and more adept in developing strategic partnerships to enhance our competitive advantage. We also believe that our larger size and diversified service offerings relative to many of the smaller, niche companies with which we also compete provide us with a competitive advantage.

Our reorganized business segments during fiscal year 2012 (consisting of Engineering and Construction Management, Environmental Services, and Professional Services) reflect a mix of business that we continue to believe will provide stability, while continuing to represent our core capabilities. Additionally, the combination of our core capabilities is an important selling feature as customers look for one source to meet their needs. We have seen that we are competitive among the firms that combine environmental health and safety/risk assessment, engineering design and construction, and chemical and biological defense capability in one package. We are actively pursuing customers that require these combined services as we leverage our capabilities into the changing economic environment.

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

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. Based on past experience, the Company believes that at least 90% of funded backlog will be performed in the succeeding twelve month period. However, no assurance can be given that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts to ours may not calculate backlog in the same manner we do, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of June 29, 2012, funded backlog was approximately $93 million, an increase of approximately 19% compared to approximately $78 million of funded backlog at the end of the fiscal year 2011. This increase reflects the award of several large long term contracts and is indicative of the high quality proposals that were developed as a result of proposal preparation staff training and business development investments earlier this fiscal year. This increase also reflects funded backlog of approximately $7 million, contributed by Charron, which we acquired in May 2012.

Our proposal pipeline is strong with multiple large long-term contract proposals awaiting award results that hold the possibility for further increasing our backlog. The outlook for the future indicates the ability to further increase our backlog as a result of our continued strong proposal efforts and pipeline.

Employees

At June 29, 2012, we had approximately 550 full-time employees, of which eighty-five percent are engineers, scientists, and other professionals.  Seventy-eight percent of our professional employees have a bachelor’s degree, twenty eight percent have a master’s degree, and three percent have a doctorate degree.

Item 1A. Risk Factors

Our line of credit contains, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities that require us to maintain specific financial ratios or levels.

Our line of credit restricts, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt;
•	pay dividends or distributions on our capital stock;
•	purchase, redeem or retire capital stock;
•	make acquisitions and investments;
•	create liens on our assets;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another company; or
•	transfer or sell assets outside the ordinary course of business.

In addition, our line of credit requires that we maintain compliance with certain financial ratios and levels, such as a minimum tangible net worth and a minimum current ratio. It is possible that these covenants may adversely impact our ability to finance our future operations or capital needs to pursue available business opportunities. Additionally, a failure to comply with any of these covenants could lead to a default under our line of credit which could result in an acceleration of indebtedness and prevent us from having access to the line of credit for future borrowings to fund our cash and working capital needs.

We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.

Contracts with agencies of the United States government and various state and local governments represented approximately 96% of our revenue in fiscal year 2012, with only 4% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:

•	a competitive procurement process with no firm schedule or guarantee of contracts being awarded;
•	competitive pricing pressure that may require reductions in costs in order to realize revenue under contracts;
•	award of work to competitors and not to us due to policy reasons;
•	dependence on congressional and state appropriations and administrative allotment of funds;
•	policies and regulations that can be changed at any time by governing bodies;
•	competing political priorities and changes in the political climate regarding funding and operations of the services;
•	shifts in buying practices and policy changes regarding the use of private contractors;
•	changes in and delays or cancellations of government programs or requirements;
•	government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and
•	many contracts with U.S. government agencies require annual funding and may be terminated at the agency’s discretion.

The U.S. government contracting laws provide that the U.S. government is to do business only with responsible contractors. Accordingly, U.S. government agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.

A reduction or shift in spending priorities by U.S. government agencies could limit or eliminate the continued funding of our existing government contracts or awards of new contracts or new task orders under existing contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Continued inability of the legislative and executive branches of the Federal government to agree on a budget for key agencies or to enact appropriations in a timely manner could delay and has delayed in past years the award of contracts. These delays, if significant, could have a material adverse effect on our operating results.

We place greater reliance on financial and operational integrity of Small Business firms due to greater Small Business contract award requirements on government agencies and greater emphasis on Small Business subcontracting plans upon award to Versar.

Our government contracts are subject to audit and potential reduction of costs and fees.

Contracts with the U.S. government and many other state and local governmental agencies are subject to audit by governmental agencies, which could result in the disallowance of certain costs and expenses. These audits can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted, allowable, or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

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

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have conflict of interest policies, we must decide, at times with insufficient information, whether to participate in the procurement process in light of the fact that such performance could preclude us from participating in a related procurement. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.

Robust enforcement of environmental regulations is important to our financial success.

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

Many of our U.S. government customers procure goods and services through indefinite delivery / indefinite quantity (“ID/IQ”), government wide acquisition contract (“GWAC”) or GSA Schedule contracts under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained post-award efforts to obtain awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

If we fail to recover at-risk contract costs, we may have reduced fees or losses.

We are at risk for any costs we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. While such costs are typically associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they we pay us for all our related at-risk costs. If unrecovered at-risk costs are significant, we may experience a decline in contract margins or experience losses on certain contracts or in certain periods, resulting in reduced profitability.

We could face potential liability for failure to properly design remediation.

A part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if someone claims that we did, we could face expensive litigation and settlement costs. If we failed to successfully defend against such a lawsuit, it could materially adversely affect our business.

Environmental laws and regulations and our use of hazardous materials may subject us to significant liabilities.

Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate. We are also subject to environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of regulated substances and waste products, such as radioactive, biochemical or other hazardous materials and explosives. We may incur substantial costs in the future because of: modifications to current laws and regulations; new laws and regulations; new guidance or new interpretation of existing laws or regulations; violations of environmental laws or required operating permits; or discovery of previously unknown contamination.

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

Our services involve significant risks of professional and other liabilities that may exceed the fees we derive from performance. Our business activities could expose us to potential liability under various laws and regulations and under workplace health and safety regulations. In addition, we sometimes may assume liability by contract under indemnification agreements. We are not able to predict the magnitude of any such liabilities.

We obtain insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.

We are exposed to risks associated with operating internationally.

A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;
•	compliance with the U.S. Foreign Corrupt Practices Act;
•	compliance with the U.K Bribery Act;
•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;
•	contract award and funding delays;
•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from foreign local business practices and cultural considerations; and
•	potential military conflicts, civil strife and political risks

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. During fiscal years 2012, 2011, and 2010, revenue generated from our operations in international locations, which included our reconstruction work in Iraq and Afghanistan, contributed 45%, 36%, and 40% of our revenue, respectively. We have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under our contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. Any of the foregoing could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

From time to time, we enter joint venture agreements and other contractual arrangements with partners to jointly bid on and execute a particular project. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfactorily perform their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on those projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

We operate in highly competitive industries.

The markets for many of our services are highly competitive. There are numerous professional architectural, engineering, construction management, and environmental consulting firms, and other organizations that offer many of the same services offered by us. We compete with many companies that have greater resources than us and we cannot provide assurance that such competitors will not substantially increase the resources devoted to their business in a manner competitive with the services provided by us. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.

Future acquisition candidates may be unsuccessful. Acquisitions that are consummated may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.

 In addition to internal or organic growth, our current growth strategy involves growth through acquisitions of complementary businesses as well as growth from acquisitions that would diversify our current service offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy as we may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our general objective only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potentially dilutive issuances of securities. As a result of the consummation of acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. We may not realize the full anticipated benefit of any acquired business that has operated as small business (as determined by the Small Business Administration based upon the North American Industry Classification Systems) if following their acquisition by us certain of their contracts are revoked or not renewed because they fail to continue to maintain small business status.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse economic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. In particular, if the U.S. government changes its operational priorities in Iraq and/or Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for Department of State initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the U.S. government, and the spending patterns of our private sector clients;
•	the hiring and utilization rates of employees in the United States and internationally;
•	the number and significance of client engagements commenced and completed during the period;
•	the delays incurred in connection with an engagement because of weather or other factors;
•	the ability to work within foreign countries’ regulations, tax requirements and obligations;
•	the business, financial, and security risks related to working in foreign countries;
•	the ability of clients to terminate engagements without penalties;
•	the creditworthiness and solvency of clients;
•	the size and scope of engagements;
•	the delay in federal, state and local government procurements;
•	the ability to perform contracts within budget or contractual limitations;
•	the timing of expenses incurred for corporate initiatives;
•	any threatened or pending litigation matters;
•	periodic reductions in the prices of services offered by our competitors;
•	the likelihood of winning the re-bids of our existing large government contracts;
•	the general economic and political conditions;
•	the volatility of currencies in foreign countries; and
•	the integration of any acquisition or the ability of an acquired business to continue to perform as in the past.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses and have a material adverse effect on our stock price.

We are highly dependent on key personnel and our business could suffer if we fail to continue to attract, train and retain skilled employees.

Our business is managed by a number of key management and operating and professional personnel. The loss of key personnel could have a material adverse effect on the Company.

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has made it more difficult for us to timely meet all our staffing needs. We cannot be certain we will be able to continue to attract and retain required staff. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies which can change rapidly in our core business segments. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Our employees may engage in misconduct or other improper activities, which could harm our business.

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us. Negative press reports regarding employee misconduct could harm our reputation with the government agencies with which we work. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, our future revenues and growth prospects would be adversely affected. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C. Versar currently leases 40,507 square feet from Springfield Realty Investors, LLC. The rent is subject to two percent escalation per year through December 31, 2021.

As of June 29, 2012, we had under lease an aggregate of approximately 152,000 square feet of office, laboratory and manufacturing space in the following locations: Dulles, Springfield, Lynchburg, Richmond, and Virginia Beach, VA; Chandler, AZ; Sacramento, CA; Westminster, CO; Louisville, KY; Baltimore, Columbia, Gaithersburg, and Germantown, MD; Dillsburg, PA; Charleston, SC; San Antonio, TX; Makati City, the Republic of Philippines; Milton Keynes, U.K. and Abu Dhabi, United Arab Emirates. The lease terms primarily range from two to six years.

Item 3. Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of any currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of Versar, their ages as of September 18, 2012, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION(S) WITH THE COMPANY

Anthony L. Otten	56	Chief Executive Officer

Jeffrey A. Wagonhurst, Sr.	64	President and Chief Operating Officer

Cynthia A. Downes	51	Executive Vice President, Chief Financial Officer,
		Treasurer and Principal Accounting Officer

J. Joseph Tyler	63	Senior Vice President, Corporate
		Initiatives & Integration

Joshua J. Izenberg	39	Senior Vice President, General Counsel,
		Secretary and Corporate Compliance Officer

Michael J. Abram	56	Senior Vice President and Chief Administrative Officer

Gina L. Foringer	43	Senior Vice President, Professional Services Group

Jeffrey M. Moran	49	Senior Vice President, Environmental Services Group

Lee A. Staab	55	Senior Vice President, Engineering and Construction
		Management and President, Versar International, Inc.

Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (“CEO”) in February of 2010. Prior to becoming CEO, he had served on Versar's Board of Directors for two years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2010, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a Bachelor of Science degree from the Massachusetts Institute of Technology and a Masters in Public Policy from Harvard’s Kennedy School of Government.

Jeffrey A. Wagonhurst, Sr., MBC, MBA, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead our former Program Management business unit (now Engineering and Construction Management). In May 2009, Mr. Wagonhurst was promoted to Executive Vice President, Program Management Group. In February 2010, Mr. Wagonhurst was promoted to President of Versar. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He was commanding a Combat Engineer Brigade and Battalion at the time of his retirement. He also previously served as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.

Cynthia A. Downes, BS, MBA, CPA, joined Versar in April 2011 as Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer. From April 2009 to April 2011 Ms. Downes was Vice President and Chief Financial Officer of Environmental Design International, an engineering firm, based in Chicago, specializing in environmental and civil engineering. From January 2007 to April 2009, she was Vice President of Finance of GDI Advanced Protection Solutions and from 2005 to 2007, she was a consultant at Huron Consulting Group, Inc. Ms. Downes also spent 15 years at Tetra Tech, ultimately serving as Vice-President and Chief Financial Officer of Tetra Tech, EM Inc.

J. Joseph Tyler, BS, MPA, PE, joined Versar in March 2010 as Senior Vice President, Corporate Initiatives and Integration. He concluded a 40-year career with the U.S. Army Corps of Engineers in January 2010 when he retired as a member of the Senior Executive Service in the position of the Director of Military Programs in the Headquarters, U.S. Army Corps of Engineers. He was promoted to the position of the Director in March 2008 from the position of Deputy Director. He was the Chief of the Program Integration/Management Division in the Headquarters from April 2001 until February 2006, when he became the Deputy Director. He held various technical, management and executive positions throughout the U.S. Army Corps of Engineers in the U.S. and overseas during his career.

Joshua J. Izenberg, BS, LLB, MBA, joined Versar in June 2012 as Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer. From September 2011 to May 2012, he served as Chief Operating Officer and General Counsel of Modus Create, Inc. From March 2005 to August 2011, Mr. Izenberg served as in-house counsel at Alion Science and Technology Corporation, most recently as Corporate Vice President and Deputy General Counsel, where he had responsibility for corporate and securities matters. Mr. Izenberg was with Baker & McKenzie LLP from June 1999 until February 2005. He joined the firm out of law school and became an Associate in the Corporate & Securities Group in August 2000.

Michael J. Abram, BS, joined Versar in 2001 as Director of Acquisition Strategy. In 2002, he was appointed Vice President of the former Architect and Engineering Operations and in 2004 he was elected as a Corporate Vice President in charge of quality assurance. In July 2006, Mr. Abram became a Vice President of Versar supporting the former Infrastructure and Management Services segment. He was elected Senior Vice President in September 2007 and promoted to Senior Vice President and Chief Administrative Officer in May 2009. Mr. Abram oversees the Company’s Mergers and Acquisitions, Strategic Planning, Investor Relations and Information Technology functions. Prior to joining Versar, Mr. Abram worked 15 years for Mobil Oil Corporation.

Gina L. Foringer, BS, MBA, PMP, joined Versar in September 1999 as Senior Project Manager to support Army programs. In November 2003, she was elected Vice President of the Professional Services business segment. In April 2006, Ms. Foringer was elected Senior Vice President for Outsourcing and the Professional Services Group. Prior to joining Versar, Ms. Foringer served as a U.S. Army Transportation Officer both stateside and in Mogadishu, Somalia during Operation Continue Hope in 1993. After leaving the Army, she worked for the Norfolk District, U.S. Army Corps of Engineers as an outsourced employee managing the Military Support Program valued at over $60 million.

Jeffrey M. Moran, BS, PE, joined Versar in May 2009 as a Senior Vice President for Versar’s Compliance and Environmental Programs business segment. Mr. Moran brings more than 20 years of experience to Versar and most recently worked in management positions for Tetra Tech from February 1992 to June 1995, Dewberry from June 1995 to June 2003 and Tetra Tech from June 2003 to May 2009. Mr. Moran has managed over $50 million in United States Army Corps of Engineer contracts. He is a Civil Engineer registered in the states of Maryland and Virginia and the District of Columbia. Mr. Moran is also active in the Society of American Military Engineers where he has held various executive posts with the Northern Virginia Chapter and the Mid-Atlantic Region.

Lee A. Staab, BS, MS, joined Versar in July 2008 as Vice President and Chief Operations Officer of Versar International. Additionally, he served as Country Manager for Versar operations in the United Arab Emirates. In January 2010, he was elected as Senior Vice President of Versar and President of Versar International, Inc., a wholly-owned subsidiary, responsible for all of Versar’s international programs. Mr. Staab concluded his 27-year career with the United States Army and retired in October 2006 as a Colonel. His last assignment on active duty was as the Assistant Division Commander for the 24th Infantry Division at Fort Riley, Kansas. He also served as the Commander of the Europe District of the U.S. Army Corps of Engineers and Executive Officer for the Assistant Secretary of the Army, Installations and Environment.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE MKT (formerly NYSE Amex) under the symbol VSR. At June 29, 2012, the Company had 903 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE MKT during fiscal years 2012 and 2011 are presented below.

Fiscal Year 2012	High	Low

4th Quarter—————	$3.25	$2.14
3rd Quarter—————	3.20	2.55
2nd Quarter—————	3.35	2.60
1st Quarter—————	3.22	2.37

Fiscal Year 2011	High	Low

4th Quarter—————	$3.45	$2.90
3rd Quarter—————	3.94	3.16
2nd Quarter—————	3.86	2.75
1st Quarter—————	3.34	1.98

No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our primary bank for the payment of any dividends.

We have established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar and its affiliates. Currently, there are five stock option plans under which options remain outstanding, which were previously approved by the stockholders: the 2010 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2002 Stock Incentive Plan, the 1996 Stock Option Plan, and the 1992 Stock Option Plan. We do not maintain any equity compensation plans not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	186,000	$3.10	857,500

Purchase of Equity Securities

During the last quarter of fiscal year 2012, our employees surrendered shares of common stock to us to pay tax obligations due upon the vesting of restricted stock units as reflected in the table below. The purchase price of this stock was based on the closing price of our common stock on the NYSE MKT on the date of surrender.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1-30, 2012	1,875	$2.68	—	—
May 1-31, 2012	1,015	2.40	—	—
June 1-29, 2012	—	—	—	—
Total	2,890	$2.58	—	—

The following graph compares the cumulative 5-year total return provided stockholders of our common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of four companies that includes: Arcadis N.V., Michael Baker Corp., Ecology & Environment, Inc., and Matrix Service Company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group and the index on June 30, 2007 and its relative performance is tracked through June 30, 2012.

	6/07	6/08	6/09	6/10	6/11	6/12

Versar, Inc.	100.00	57.06	47.19	38.04	38.14	35.78
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
Peer Group	100.00	81.95	65.48	64.78	81.09	75.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data (unaudited)

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto. The financial data is as follows:

	For the Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands, except share, per share, and ratio data)
Consolidated Statements of Operations Data:

Gross revenue	$119,040	$137,599	$100,763	$112,196	$115,602
Gross profit	$15,999	$14,333	$6,011	$14,480	$13,788
Operating income (loss)	$7,717	$5,885	$(3,652)	$5,604	$5,491
Net income (loss)	$4,195	$3,447	$(2,294)	$3,169	$3,391
Net income (loss) per share - diluted	$0.45	$0.37	$(0.25)	$0.35	$0.36

Weighted average shares outstanding – diluted	9,381	9,283	9,141	9,150	9,331

Consolidated Balance Sheet Data:

Working capital	$22,323	$19,591	$15,330	$25,513	$22,271
Current ratio	2.32	1.90	1.72	3.04	2.67
Total assets	$53,377	$53,376	$49,864	$42,594	$39,828
Stockholders’ equity	$34,383	$30,226	$26,417	$28,654	$25,053

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Trends

During the 2012 fiscal year we delivered solid financial results reflected by an increase in net income and gross profit margins compared to fiscal year 2011. Additionally, we continued to have a strong balance sheet, which reflects both improved liquidity and working capital compared to fiscal year 2011.

For the near-term, it appears that the United States economy will continue to be sluggish. We believe these conditions will continue based on a variety of factors, including the fact that we are in an election year with constrained federal funding, the continued effects of high unemployment, the continuing weak European financial markets, and the existence of debt reduction pressures that will continue to put pressure on economic recovery.

In this challenging economic environment, we focus on those opportunities where funding is non-discretionary for our customers such as Sustainable Range Management, Unexploded Ordnance, Performance Based Remediation, and construction contract management. We will also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades. We have been investing heavily in business development activities designed to specifically tailor responses to a customer’s value solution and sustainability needs. We have invested in new internal technologies to streamline productivity and have realized benefits from continued cost reduction efforts concentrated on our fixed and controllable expenses.

During fiscal year 2012, we reorganized our operations eliminating one business segment by reallocating its operations to two other existing business segments. These changes resulted from an initiative designed to identify the best organizational structure to increase operating and business efficiencies and to streamline internal reporting authorities based on strategic alignment of our various operations. We believe that Versar’s realigned business segments have the expertise to identify and respond to the challenges raised by the global economic issues we face and are positioned in the coming year to address these concerns. Our business now operates through the following three business segments: Engineering and Construction Management, Environmental Services, and Professional Services. Prior segment results have been recast to conform to the current presentation. The Engineering and Construction Management business segment remains our largest business.

These segments were segregated based on the nature of the work, business processes, and customer bases and the business environment in which each of the segments operates.

There are risk factors or uncertainties that could significantly impact our future financial performance. A sample of these risks is listed below. For a complete discussion of these risk factors and uncertainties refer to Item A. Risk Factors, herein.

•	We operate in highly competitive industries;
•	A reduction or delay in pending by government agencies could adversely affect us;
•	Our inability to win or renew government contacts could adversely affect us;
•	We are exposed to risks associated with operating internationally;
•	Our failure to properly manage projects may result in additional costs or claims;
•	An economic downturn may adversely affect our business;
•	In order to succeed we need to keep up with a variety of rapidly changing technologies;
•	We are highly dependent on key personnel;
•	Future acquisitions may not go as expected and may have unexpected costs and consequences;
•	The government may adopt new contract laws or regulations at any time.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the fiscal years ended June 29, 2012, July 1, 2011, and June 25, 2010. The dollar amounts are in thousands:

	For the Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
GROSS REVENUE	$119,040	$137,599	$100,763
Purchased services and materials, at cost	53,010	71,417	55,378
Direct costs of services and overhead	50,031	51,849	39,374
GROSS PROFIT	$15,999	$14,333	$6,011
Gross profit percentage	13%	10%	6%

Selling, general and administrative expenses	$8,083	$8,025	$8,651
Other expense	199	423	1,012
OPERATING INCOME (LOSS)	7,717	5,885	(3,652)

OTHER EXPENSE (INCOME)
Write-off of uncollectible financing receivable	694	—	—
Interest income	(70)	(182)	(143)
Interest expense	193	175	104
INCOME (LOSS) BEFORE INCOME TAXES	$6,900	$5,892	$(3,613)

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $119.0 million, a decrease of 14% compared to $137.6 million during the 2011 fiscal year. This current year decrease partially resulted from nonrecurring equipment purchase revenue recorded during the 2011 fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project in our Engineering and Construction Management business segment. Additionally, the decrease resulted from the fact that fewer projects were awarded to our Environmental Services business segment during the current year. In the second half of fiscal year 2012 the Environmental Services business segment submitted a large number of business proposals in an attempt to bolster their pipeline and increase the number or projects awarded. The decrease in revenue was partially offset by an increase in revenue during the current fiscal year within our Engineering and Construction Management business segment resulting from additional awards of Title II Construction Management Services projects and electrical inspection projects.

Purchased services and materials for fiscal year 2012 was $53.0 million, a decrease of 26% compared to $71.4 million during the 2011 fiscal year. The decrease largely resulted from the nonrecurring equipment purchase and subcontractor costs for the Tooele Chemical Demilitarization project that occurred in the 2011 fiscal year and also from a decrease in projects awarded to our Environmental Services business segment.

Direct costs of services and overhead for fiscal year 2012 were $50.0 million, a decrease of 3% compared to $51.8 million during the 2011 fiscal year. The decrease was attributable to reduced activity related to the anticipated close out of the Tooele Chemical Demilitarization project, partially offset by increased work in our Engineering and Construction Management business segment from the Title II Construction Management Services projects and electrical inspection projects.

Gross profit for fiscal year 2012 was $16.0 million, an increase of 12% compared to $14.3 million during the 2011 fiscal year. This increase results from the improved performance in the Engineering and Construction Management business segment during the current year, partially offset by a decline in gross profit in the Environmental Services business segment.

Selling, general and administrative expenses for fiscal year 2012 were $8.1 million, relatively flat when compared with the 2011 fiscal year. The current fiscal year included expenditures to enhance our information technology backbone and to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line. Fiscal year 2011 included approximately $0.2 million of severance costs related to the departure of our former Chief Financial Officer.

Other operating expenses for fiscal year 2012 were $0.2 million, relatively flat when compared to the 2011 fiscal year. This line item includes costs associated with acquisitions.

Operating income for fiscal year 2012 was $7.7 million, an increase of 31% compared to $5.9 million during the 2011 fiscal year. The increase in operating income primarily resulted from an increase in gross profit during fiscal year 2012.

The “write-off of uncollectible financing receivable” line item above includes the write-off of approximately $0.7 million that resulted from the determination during fiscal year 2012 that a financing receivable was uncollectible. The background related to this financing receivable and its write-off are discussed in detail in Note H - Notes Receivable, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Income tax expense for fiscal year 2012 was $2.7 million as compared to income tax expense of $2.4 million during the 2011 fiscal year. During fiscal year 2012 income before taxes was $6.9 million compared to income before taxes of $5.9 million during the 2011 fiscal year, based on the reasons cited above. The effective tax rate of 41.5% was higher in fiscal year 2011 compared to a rate of 39.2% in fiscal year 2012, due to discrete tax items and book versus tax expense variances.

Net income for fiscal year 2012 was $4.2 million, an increase of 24% compared to net income of $3.4 million during the 2011 fiscal year. Net income per share, basic and diluted, for fiscal year 2012 was $0.45 compared to net income per share, basic and diluted, of $0.37 during the 2011 fiscal year. The increase in net income and net income per share primarily resulted from an increase in gross profit, partially offset by the write-off of the uncollectible financing receivable.

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

Purchased services and materials for fiscal year 2011 was $71.4 million, an increase of 29% compared to $55.4 million during the 2010 fiscal year. The increase was due to additional subcontractor costs and equipment purchased primarily related to the Tooele Chemical Demilitarization project.

Direct costs of services and overhead for fiscal year 2011 were $51.8 million, an increase of 31% compared to $39.4 million during the 2010 fiscal year due to the fact that we achieved increased direct labor utilization increasing our labor costs and revenue growth from certain of our business segments.

Gross profit for fiscal year 2011 was $14.3 million, an increase of 138% compared to $6.0 million during the 2010 fiscal year. The increase in gross profit was primarily due to the overall increased labor utilization and improved performance in the Environmental Services business segment and the positive contributions from ADVENT and PPS.

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

Other operating expenses for fiscal year 2011 were $0.4 million, as compared to $1.0 million during the 2010 fiscal year. The operating expenses for the 2010 fiscal year included costs associated with our two acquisitions during that year. Additionally, the fiscal year 2010 expenses included costs associated with closing two offices as part of our cost reduction plan.

Operating income for fiscal year 2011 was $5.9 million as compared to an operating loss of $3.7 million during the 2010 fiscal year. The change from an operating loss to operating income resulted from increased gross revenue and improved operating margins during fiscal year 2011.

Income tax expense for fiscal year 2011 was $2.4 million as compared to income tax benefit of $1.3 million during the 2010 fiscal year. During fiscal year 2011 income before income taxes was $5.9 million compared to a loss before income taxes of $3.6 million during the 2010 fiscal year. The effective tax rate of 36% was lower in fiscal year 2010 compared to a rate of 41.5% in fiscal year 2011, due to discrete tax items and book versus tax expense variances.

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

Results of Operations by Business Segment

During fiscal year 2012 management realigned the Company’s organizational structure resulting in its operations being reorganized into the following three business segments: (1) Engineering and Construction Management, (2) Environmental Services, and (3) Professional Services.

The tables below set forth the operating results for these three business segments for the fiscal years ended June 29, 2012, July 1, 2011, and June 25, 2010. The presentation of our business segments operating results during fiscal years 2011 and 2010 have been reclassified to conform to the fiscal year 2012 segment structure.

Engineering and Construction Management

	For the Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)

GROSS REVENUE	$73,224	$81,633	$66,540
Purchased services and materials, at cost	40,609	52,021	39,530
Direct costs of services and overhead	22,198	26,295	22,737
GROSS PROFIT	$10,417	$3,317	$4,273
Gross profit percentage	14%	4%	6%

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $73.2 million, a decrease of 10% compared to $81.6 million during the corresponding period of the 2011 fiscal year. This decrease was largely from nonrecurring equipment purchase revenue earned in the last fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project. Additionally, we had fewer construction projects awarded to our U.S. based construction group during fiscal year 2012 and experienced decreased government spending for electrical inspection services. This decrease in gross revenue, however, was partially offset by increased government spending earlier in the fiscal year 2012 for Title II services.

Gross profit for fiscal year 2012 was $10.4 million, an increase of 215% compared to $3.3 million during the corresponding period of the 2011 fiscal year. This increase resulted from our effective project management and tight control over all costs related to the Title II Construction Management Services projects and our electrical inspection projects. Additionally, our U.S. based construction group continued to reduce costs relative to the decrease in gross revenue, thus contributing to the improved gross margin in fiscal year 2012.

Fiscal Year 2011 Compared to Fiscal Year 2010

Gross revenue for fiscal year 2011 was $81.6 million, an increase of 23% compared to $66.5 million during the 2010 fiscal year. This increase was a result of continuing work on the Tooele Chemical Demilitarization project in Utah and the impact of recognizing a full year of gross revenue contributed by PPS of $4.9 million in fiscal year 2011 compared to $1.6 million in the fiscal year 2010, the year of its acquisition. This increase in gross revenue was partially offset by the continued reduction of business in Iraq during the 2011 fiscal year.

Gross profit for fiscal year 2011 was $3.3 million, a 23% decrease compared to $4.3 million during the 2010 fiscal year. The decrease in gross profit during the 2011 fiscal year primarily resulted from the continued reduction of business in Iraq.

Environmental Services

	For the Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)

GROSS REVENUE	$30,925	$42,036	$21,586
Purchased services and materials, at cost	8,857	16,154	10,642
Direct costs of services and overhead	19,296	17,708	11,224
GROSS PROFIT	$2,772	$8,174	$(280)
Gross profit percentage	9%	19%	(1)%

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $30.9 million, a decrease of 26% compared to $42.0 million during the 2011 fiscal year. This decrease was primarily the result of the award to us of fewer contracts during this period.

Gross profit for fiscal year 2012 was $2.8 million, a decrease of 66% compared to $8.2 million during the corresponding 2011 fiscal year. The decrease was primarily a result of increased overhead costs incurred during fiscal year 2012 related to our increased efforts to identify business opportunities and an expanded proposal process to gain additional contracts. Additionally, the decrease in revenue during the 2012 fiscal year contributed to the decrease in gross profit. These decreases were partially offset by the positive contribution from our operations in Ft. Irwin, CA.

Fiscal Year 2011 Compared to Fiscal Year 2010

Gross revenue for fiscal year 2011 was $42.0 million, an increase of 94% compared to $21.6 million during the 2010 fiscal year. The increase was a result of the contribution of $15.7 million of gross revenue by ADVENT in fiscal year 2011 compared to $3.8 million in fiscal year 2010, the year of its acquisition, and from new awards in our risk assessment and regulatory compliance areas. Additionally, the increase in gross revenue resulted from the positive performance of our Military Munitions Response Programs in California and Nevada.

Gross profit for fiscal year 2011 was $8.2 million, a substantial increase from a negative gross profit of $0.3 million during the 2010 fiscal year. The increase in gross profit was primarily due to the overall increased labor utilization and improved performance in this business segment and the positive impact of the ADVENT acquisition completed during the third quarter of fiscal year 2010. Additionally, the increase resulted from the positive performance of our Military Munitions Response Programs in California and Nevada.

Professional Services

	For the Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)

GROSS REVENUE	$14,891	$13,930	$12,637
Purchased services and materials, at cost	3,544	3,242	5,206
Direct costs of services and overhead	8,537	7,846	5,413
GROSS PROFIT	$2,810	$2,842	$2,018
Gross profit percentage	19%	20%	16%

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $14.9 million, an increase of 7% compared to $13.9 million during the 2011 fiscal year.  This increase was primarily the result of certain Joint Bases adding staff to manage increased responsibilities. The DoD at these locations is charged with managing extensive resources across military services and has turned to Versar because of its strong reputation for on-site employee care and customer responsiveness.

Gross profit for fiscal year 2012 was $2.8 million, relatively flat when compared to the 2011 fiscal year. During fiscal year 2012 there was an increase in the volume of work without an equivalent increase in off-site staffing levels during the current period. The U.S. Army budget cuts precipitated higher operational expectations with lower margins. Further, offsetting any resulting gross margin improvement was our investment in market diversification efforts and in the training and development of existing staff on new management systems during the current period.

Fiscal Year 2011 Compared to Fiscal Year 2010

Gross revenue for fiscal year 2011 was $13.9 million, an increase of 10% compared to $12.6 million during the 2010 fiscal year. This increase was the result of realized revenue growth at various U.S. Army installations, including the Joint Base Lewis-McCord in Washington State.

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

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue generated from our client base is as follows:

	For the Years Ended
	June 29, 2012		July 1, 2011		June 25, 2010
	(in thousands)
Government:
DoD	$97,630	82%	$110,000	80%	$78,022	77%
State & Local	7,236	6%	7,331	5%	4,928	5%
EPA	2,391	2%	3,662	3%	1,725	2%
Other	7,481	6%	11,043	8%	6,180	6%
Commercial	4,302	4%	5,563	4%	9,908	10%
Gross Revenue	$119,040	100%	$137,599	100%	$100,763	100%

Liquidity and Capital Resources

Our working capital as of June 29, 2012 was approximately $22.3 million, an increase of $2.7 million compared to the prior fiscal year. In addition, our current ratio at June 29, 2012 was 2.32 compared to 1.90 from the prior fiscal year.

As discussed in Note M – Debt and Note T – Subsequent Event, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K, we have a line of credit facility with United Bank. On September 14, 2012 the line of credit facility was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line for credit. We cumulatively borrowed and repaid $13.6 million and $27.2 million under the line of credit during fiscal year 2012 and 2011, respectively. Accordingly, we had no outstanding borrowings under the line of credit at June 29, 2012 and July 1, 2011. On October 5, 2011, we terminated our letter of credit of approximately $0.5 million outstanding under the line of credit facility, which served as collateral for surety bond coverage provided by our insurance carrier against project construction work which had been completed.

We financed a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At June 29, 2012 the outstanding aggregate principal balance of the notes was $1.0 million. Additionally, in fiscal year 2010 we financed a portion of the acquisitions of PPS and ADVENT through seller notes totaling approximately $2.7 million. At June 29, 2012 no amounts were outstanding under the PPS and ADVENT notes. At July 1, 2011, the outstanding principal balances of the notes payable were approximately $391,000 and $656,000 for PPS and ADVENT, respectively.

We believe that in light of our cash balance of $8.0 million at the end of fiscal year 2012, along with anticipated cash flows from operations and availability under our extended line of credit, our working capital will be sufficient to meet our liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2013 are approximately $1.1 million, to be used primarily for annual hardware and software purchases to maintain our existing information technology systems, equipment related to our Military Munitions Response Programs, and upgrades to our personal protective equipment manufacturing.  These capital requirements will be funded through existing working capital.

Contractual Obligations

At June 29, 2012, we had total contractual obligations of approximately $15.8 million, including short-term obligations of approximately $3.7 million. The short-term obligations will become due over the next twelve months (fiscal year 2013). Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisition of Charron. The table below specifies the total contractual payment obligations as of June 29, 2012.

Contractual Obligations	Total	Within 1 year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating lease obligations	$14,730	$3,302	$3,731	$2,809	$4,888
Notes payable to sellers	1,000	333	667	—	—
Estimated interest obligations	83	46	37	—	—
Total contractual obligations	$15,813	$3,681	$4,435	$2,809	$4,888

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

Allowance for doubtful financing receivables: The methodology for determining the allowance for doubtful financing receivables is based on the review of specific facts and circumstances of both the receivables and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrower and the borrower’s industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes receivable by the borrower. A reserve against the financing receivable will be recorded when there is a specific risk of collectability. A write-off of a financing receivable will occur when it has been deemed uncollectable, based on management’s judgment.

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award.  The majority of the Company's equity awards granted in fiscal years 2012, 2011, and 2010 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the black-scholes pricing model.

Net deferred tax asset: We have approximately $2.2 million in net deferred tax assets as of June 29, 2012. These deferred tax assets are comprised of tax benefits associated with accrued expenses, reserves and employee benefits and are offset against deferred tax liabilities related to depreciation and amortization. We expect these net deferred tax assets to be fully utilized except for net operating loss carryforwards from our Philippine branch in the amount of $58,000 for which, consistent with prior years, we continue to maintain a valuation allowance.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe our long-lived assets as of June 29, 2012 are fully realizable.

Goodwill: The carrying value of goodwill at June 29, 2012 and July 1, 2011 was $7.4 million and $5.8 million, respectively. The goodwill balances were principally generated from our fiscal year 2012 acquisition of Charron and our 2010 acquisitions of PPS and ADVENT. In performing the goodwill impairment analysis, management utilized a market-based valuation approach. Management engaged outside professionals and valuation experts to assist in performing this annual review and will test more often if events and circumstances warrant it. We have elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. As part of the impairment assessment, an analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the analysis, the estimated fair value of our reporting units exceeded the carrying value of the net assets as of June 29, 2012. Accordingly, the goodwill impairment test for fiscal year 2012 concluded that none of our goodwill was impaired. Should the financial performance of the reporting units not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact our financial position and results of operations. However, it would not impact our cash flow or financial debt covenants.

Intangible assets: The net carrying value of our intangible assets at June 29, 2012 and July 1, 2011 was $2.3 and $1.5 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 8 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2012 or 2011.

Asset retirement obligation: We have recorded an asset retirement obligation associated with the estimated clean-up costs for our chemical laboratory that resides in our Engineering and Construction Management business segment. This obligation represents the estimated costs to clean-up the laboratory and return it to its original state. If we determine that the estimated clean-up cost is larger than expected any adjustments that are required will be recorded when they become known. At June 29, 2012 and July 1, 2011, we have an asset retirement obligation balance of approximately $0.7 million associated with the estimated clean-up costs for our chemical laboratory.

New Accounting Pronouncements

For information concerning new accounting pronouncements that have recently been adopted by Versar and its subsidiaries, see Note A - Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Impact of Inflation

We protect ourselves from the effects of inflation. The majority of contracts we perform are for a period of a year or less and are firm fixed price contracts. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

We have the following three business segments: Engineering and Construction Management, Environmental Services, and Professional Services. Additional details regarding these segments are contained in Note B - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to interest rate risk and other relevant market risk is not material.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 29, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of June 29, 2012 and July 1, 2011 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

September 18, 2012

VERSAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	June 29, 2012	July 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$8,012	$6,017
Accounts receivable, net	25,598	29,500
Inventory	1,428	1,386
Notes receivable, current	—	1,040
Prepaid expenses and other current assets	1,938	1,511
Deferred income taxes	2,305	1,554
Income tax receivable, net	—	424
Total current assets	39,281	41,432

Property and equipment, net	3,341	3,828
Deferred income taxes, non-current	193	—
Goodwill	7,418	5,758
Intangible assets, net	2,283	1,539
Other assets	861	819
Total assets	$53,377	$53,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,415	$10,022
Accrued salaries and vacation	3,124	3,039
Other current liabilities	7,409	7,363
Income tax payable	677	—
Notes payable, current	333	1,417
Total current liabilities	16,958	21,841

Notes payable, non-current	667	—
Deferred income taxes	332	332
Other long-term liabilities	1,037	977
Total liabilities	18,994	23,150

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,645,149 shares and 9,585,474 shares issued; 9,391,575 shares and 9,340,280 shares outstanding	96	95
Capital in excess of par value	29,047	28,806
Retained earnings	6,963	2,768
Treasury stock, at cost (253,574 and 245,194 shares, respectively)	(1,166)	(1,142)
Accumulated other comprehensive loss, foreign currency translation	(557)	(301)
Total stockholders’ equity	34,383	30,226
Total liabilities and stockholders’ equity	$53,377	$53,376

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
GROSS REVENUE	$119,040	$137,599	$100,763
Purchased services and materials, at cost	53,010	71,417	55,378
Direct costs of services and overhead	50,031	51,849	39,374
GROSS PROFIT	15,999	14,333	6,011

Selling, general and administrative expenses	8,083	8,025	8,651
Other expense	199	423	1,012
OPERATING INCOME (LOSS)	7,717	5,885	(3,652)

OTHER EXPENSE (INCOME)
Write-off of uncollectible financing receivable	694	—	—
Interest income	(70)	(182)	(143)
Interest expense	193	175	104

INCOME (LOSS) BEFORE INCOME TAXES	6,900	5,892	(3,613)

Income tax expense (benefit)	2,705	2,445	(1,319)

NET INCOME (LOSS)	$4,195	$3,447	$(2,294)

NET INCOME (LOSS) PER SHARE – BASIC	$0.45	$0.37	$(0.25)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.45	$0.37	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	9,366	9,261	9,141

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	9,381	9,283	9,141

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010

Net income (loss)	$4,195	$3,447	$(2,294)
Change in foreign currency adjustment	(256)	151	(371)

Comprehensive income (loss)	$3,939	$3,598	$(2,665)

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

(in thousands)

							Accumulated
			Capital	(Accumulated			Other	Total
			in Excess	Deficit) /			Comprehensive	Stock-
	Common Stock		of Par	Retained	Treasury		Income /	holders’
	Shares	Amount	Value	Earnings	Shares	Amount	(Loss)	Equity

Balance, June 26, 2009	9,194	92	27,734	1,615	(119)	(706)	(81)	28,654

Exercise of stock options	100	1	237	—	—	—	—	238
Issuance of restricted stock units	95	1	211	—	—	—	—	212
Issuance of stock for acquisition	78	1	239	—	—	—	—	240
Treasury stock	—	—	—	—	(90)	(315)	—	(315)
Share-based compensation	—	—	106	—	—	—	—	106
Tax shortfall in exercise of stock options	—	—	(53)	—	—	—	—	(53)
Comprehensive loss:
Net loss	—	—	—	(2,294)	—	—	—	(2,294)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(371)	(371)
Total comprehensive loss	—	—	—	—	—	—	—-	(2,665)

Balance, June 25, 2010	9,467	$95	$28,474	$(679)	(209)	$(1,021)	$(452)	$26,417

Exercise of stock options	65	—	157	—	—	—	—	157
Issuance of restricted stock units	53	—	94	—	—	—	—	94
Treasury stock	—	—	—	—	(36)	(121)	—	(121)
Share-based compensation	—	—	93	—	—	—	—	93
Tax shortfall in exercise of stock options	—	—	(12)	—	—	—	—	(12)
Comprehensive income:
Net income	—	—	—	3,447	—	—	—	3,447
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	151	151
Total comprehensive income	—	—	—	—	—	—	—	3,598

Balance, July 1, 2011	9,585	$95	$28,806	$2,768	(245)	$(1,142)	$(301)	$30,226

Issuance of restricted stock units	60	1	38	—	—	—	—	39
Treasury stock	—	—	—	—	(9)	(24)	—	(24)
Share-based compensation	—	—	203	—	—	—	—	203
Comprehensive income:
Net income	—	—	—	4,195	—	—	—	4,195
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(256)	(256)
Total comprehensive income	—	—	—	—	—	—	—	3,939

Balance, June 29, 2012	9,645	$96	$29,047	$6,963	(254)	$(1,166)	$(557)	$34,383

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
Cash Flows From Operating Activities
Net income (loss)	$4,195	$3,447	$(2,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,674	1,553	1,303
Loss on sale of property and equipment	47	79	—
Provision for doubtful accounts receivable	1,019	595	107
Write-off of financing receivable	694	—	—
Loss (gain) on life insurance policy cash surrender value	33	(76)	34
Deferred tax (benefit) expense	(944)	274	(220)
Share-based compensation	261	187	318
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,621	(4,160)	1,382
Decrease (increase) in income tax receivables	1,101	1,915	(2,339)
(Increase) decrease in prepaid expenses and other assets	(427)	1,264	(3,767)
Increase in inventory	(42)	(12)	(1,160)
(Decrease) increase in accounts payable	(4,625)	(1,703)	4,357
(Decrease) increase in accrued salaries and vacation	(196)	947	132
Increase in other liabilities	304	2,442	3,762
Net cash provided by operating activities	6,715	6,752	1,615

Cash Flows From Investing Activities
Purchase of property and equipment	(897)	(1,213)	(2,356)
Payment for Charron, net of cash acquired	(1,610)	—	—
Payment for ADVENT, net of cash acquired	—	—	(498)
Payment for PPS, net of cash acquired	—	—	(4,330)
Premiums paid on life insurance policies	(25)	(35)	(36)
Proceeds from (investment in) notes receivable	346	293	(1,070)
Net cash used in investing activities	(2,186)	(955)	(8,290)

Cash Flows From Financing Activities
Earn-out obligation payments for PPS and ADVENT	(1,261)	—	—
Borrowings on line of credit	13,586	27,189	10,755
Repayments on line of credit	(13,586)	(27,189)	(10,755)
Repayment of notes payable	(1,417)	(1,458)	—
Purchase of treasury stock	(24)	(20)	(77)
Proceeds from exercise of stock options	—	56	—
Net cash used in financing activities	(2,702)	(1,422)	(77)
Effect of exchange rate changes	168	49	(55)
Net increase (decrease) in cash and cash equivalents	1,995	4,424	(6,807)
Cash and cash equivalents at the beginning of the year	6,017	1,593	8,400
Cash and cash equivalents at the end of the year	$8,012	$6,017	$1,593
Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$53	$175	$58
Income taxes	$2,576	$2,495	$1,392
Supplemental disclosures of non-cash financing activities:
Exercise of stock options/vesting of restricted stock units	$131	$101	$238
Acquisition of treasury stock for restricted stock units	$(131)	$(101)	$(238)
Supplemental disclosures of non-cash investing activities:
Issuance of notes payable for acquisitions	$1,000	$—	$2,690
Issuance of stock for PPS acquisition	$—	$—	$240

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a global project management firm that provides sustainable value oriented solutions to government and commercial clients. We also provide tailored and secure solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous material management. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates within three business segments as follows: (1) Engineering and Construction Management, (2) Environmental Services, and (3) Professional Services. Refer to Note B – Business Segments for additional information. Our financial year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2012 included 52 weeks, its fiscal year 2011 included 53 weeks, and its fiscal year 2010 included 52 weeks.

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

Allowance for doubtful accounts receivable: Disputes arise in the normal course of our business on projects where we are contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability and collectability. Such disputes, whether claims or unapproved change orders in process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Management reviews outstanding receivables on a quarterly basis and assesses the need for reserves, taking into consideration past collection history and other events that bear on the collectability of such receivables. All receivables over 60 days old are reviewed as part of this process.

Allowance for doubtful financing receivables: The methodology for determining the allowance for doubtful financing receivables is based on the review of specific facts and circumstances of both the receivables and the respective borrowers, including the inherent risk of the borrowers being private closely-held companies. During its analysis of collectability, management assesses factors such as existing economic conditions of the borrowers and the borrowers’ industries, each borrower’s repayment history related to the notes, and other external factors that may impact the repayment of the notes receivable by the borrower. A reserve against the financing receivable will be recorded when there is a specific risk of collectability. A write-off of a financing receivable will occur when it has been deemed uncollectable, based on management’s judgment.

Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award.  The majority of the Company's equity awards granted in fiscal years 2012 and 2011 have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Share-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options. Compensation expense is recognized ratably over the requisite service period of the grants.

Net income per share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares to be issued upon vesting of unvested restricted stock units.

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net income (loss) per share compared to diluted net income (loss) per share, in thousands:

	Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)
Weighted average number of shares outstanding – basic	9,366	9,261	9,141

Effect of assumed exercise of stock options and vesting of restricted stock units	15	22	—

Weighted average number of shares outstanding – diluted	9,381	9,283	9,141

For fiscal years 2012, 2011, and 2010, options to purchase approximately 27,000, 22,000, and 222,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

Cash and cash equivalents: All investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and therefore the Company’s non-interest bearing cash balances may again exceed federally insured limits.

Inventory: The Company’s inventory is valued at the lower of cost or market and is accounted for on a first-in first-out basis.

Notes receivable: Includes short-term loans made to business partners in order to accelerate and advance the Company’s business related opportunities.

Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 29, 2012 are fully recoverable.

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The carrying value of goodwill at June 29, 2012 and July 1, 2011 was $7.4 million and $5.8 million, respectively. The goodwill balances were generated principally from the Company’s fiscal year 2012 acquisition of Charron Construction Consulting, Inc. (“Charron”) and the 2010 acquisitions of Professional Protection Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”). In performing its goodwill impairment analysis, management utilized a market-based valuation approach to determine the estimated fair value of the Company’s reporting units, which carry goodwill and therefore are subject to the analysis. The Company has elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. Management engaged external valuation experts to assist in performing this analysis, and will test more often if events or circumstances warrant it. As part of the assessment an analysis was performed on public companies and company transactions to prepare a market-based valuation. Based upon the fiscal year 2012 analysis, the estimated fair value of the Company’s reporting units exceeded the carrying value of their net assets and therefore, management concluded that the goodwill was not impaired.

Other intangible assets: The net carrying value of intangible assets at June 29, 2012 and July 1, 2011 was $2.3 and $1.5 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 8 year useful life. The Company is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. We concluded that our intangible assets were not impaired during fiscal years 2012 and 2011.

Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the estimated clean-up costs for its chemical laboratory that resides in its Engineering and Construction Management business segment. This obligation represents the estimated costs to clean-up the laboratory and return it to its original state. If the Company determines that the estimated clean-up cost is larger than expected any adjustments that are required will be recorded when they become known. At June 29, 2012 and July 1, 2011, the Company has an asset retirement obligation balance of approximately $0.7 million associated with the estimated clean-up costs for its chemical laboratory. The asset retirement obligation is included in the Other Current Liabilities line item in the Company’s Consolidated Balance Sheets.

Treasury stock: The Company records treasury stock using the cost basis method. There were approximately 253,600 and 245,200 shares of treasury stock valued at approximately $1.2 million and $1.1 million at June 29, 2012 and July 1, 2011, respectively.

Foreign Currency Translation: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At June 29, 2012 and July 1, 2011, the Company had cash held in foreign banks of approximately $1.4 million and $0.7 million, respectively.

Fair value Measurements: The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. Certain non-financial assets and liabilities are measured at fair value on a recurring and a non-recurring basis. These non-financial assets and liabilities are written down to their fair value when they are determined to be impaired.

Commitments and Contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Prior Year Reclassification: Certain prior year business segment amounts have been reclassified in order to conform to the current year realigned segment presentation. See Note B - Business Segments for additional information.

New Accounting Pronouncements

Accounting Guidance Adopted during Fiscal Year 2012

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on annual goodwill impairment testing. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective with the goodwill impairment test for its fiscal year ended June 29, 2012. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Additionally, the adoption of this guidance did not result in changes to the Company’s processes regarding its goodwill impairment testing.

NOTE B - BUSINESS SEGMENTS

In previous years, the Company operated in four business segments: Program Management, Environmental Services, Professional Services, and National Security. During fiscal year 2012 the Company’s management undertook a strategic initiative to assess the Company’s internal processes and organizational structures with the intention of identifying opportunities to streamline and improve these areas. As a result of this strategic initiative the Company modified certain organizational structures in fiscal year 2012 which resulted in the realignment of the Company’s business segments. As part of this realignment, the operations of the National Security business segment were primarily allocated to the previous Program Management Segment, which was renamed Engineering and Construction Management, and the remaining National Security operations were allocated to the Environmental Services business segment. Certain management lines of authority were also revised consistent with these structure changes. These segments were aligned based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. The Company’s resulting three business segments are as follows:

•	Engineering and Construction Management
•	Environmental Services
•	Professional Services

The new alignment of the business segments is consistent with how the Company’s Chief Operating Decision Maker (“CODM”) assessed our operations after the 2012 initiative and will assess our operations going forward. The business segments have discrete financial information that is used by the Company’s Chief Executive Officer, its CODM, in allocating resources and making financial decisions. The CODM evaluates and measures the performance of its business segments based on gross revenue and gross profit. Accordingly, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

The Company’s Engineering and Construction Management business segment manages large complex construction projects. The Environmental Services business segment provides full service environmental consulting including regulatory, risk assessments, Unexploded Ordnance clean-up/Military Munitions Response Programs, natural and cultural resources, and remediation support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective onsite resources.

Summary financial information for the Company’s business segments is as follows. The presentation of this information for fiscal years 2011 and 2010 has been reclassified to conform to the realigned fiscal year 2012 presentation.

	Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)
GROSS REVENUE
Engineering and Construction Management	$73,224	$81,633	$66,540
Environmental Services	30,925	42,036	21,586
Professional Services	14,891	13,930	12,637
	$119,040	$137,599	$100,763

GROSS PROFIT (LOSS) (a)
Engineering and Construction Management	$10,417	$3,317	$4,273
Environmental Services	2,772	8,174	(280)
Professional Services	2,810	2,842	2,018
	$15,999	$14,333	$6,011

Selling, general and administrative Expenses	8,083	8,025	8,651
Other expenses	199	423	1,012

OPERATING INCOME (LOSS)	$7,717	$5,885	$(3,652)

(a) Gross Profit (Loss) is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead.

	As of
	June 29, 2012	July 1, 2011
ASSETS	(in thousands)

Engineering and Construction Management	$36,800	$34,876
Environmental Services	12,561	14,376
Professional Services	4,016	4,124
Total Assets	$53,377	$53,376

NOTE C - ACQUISITIONS

The following table presents select information regarding the Company’s business combinations for the three fiscal years ended June 29, 2012.

Acquired Company	Acquisition Date	Purchase Price

Charron	May 31, 2012	$3.4 million
PPS	January 5, 2010	$6.5 million
ADVENT	March 17, 2010	$3.4 million

These acquisitions were accounted for under the purchase method of accounting. The results of operations for Charron, PPS, and ADVENT since the acquisition dates are included in the Company’s accompanying Consolidated Statements of Operations. The Company primarily utilized its working capital in conjunction with notes to the sellers, earn out provisions, and company stock to fund the acquisitions. The Company recorded the excess of the respective purchase prices for the acquisitions over the estimated fair value of the net tangible and specifically identifiable intangible assets acquired as goodwill. Specifically identifiable intangible assets consist of technology-related, customer-related, and marketing-related intangible assets. Costs associated with each transaction are expensed when incurred.

PPS was purchased under the election provision of Internal Revenue Code 338(h) (10), and therefore, the amortization of goodwill and intangible assets are deductible for tax purposes over a fifteen-year period. Under the terms of the Charron acquisition this provision can be elected before February 15, 2013. The goodwill associated with the ADVENT acquisition will not be tax deductible.

The transaction costs to purchase Charron were approximately $63,000 and primarily related to legal and valuation support. These costs are included in the Other Expense line in the Company’s fiscal year 2012 Consolidated Statement of Operations. The transaction costs in connection with the PPS and ADVENT acquisitions were approximately $330,000 and primarily related to legal and valuation. These costs are included in the Other Expense line in the Company’s fiscal year 2010 Consolidated Statement of Operations.

Additional information about the Charron, PPS, and ADVENT acquisitions is as follows:

Charron Acquisition

On May 31, 2012, the Company acquired all of the outstanding equity of Charron, headquartered in Dulles, Virginia. Charron is a national construction project management firm that since 1992 has provided construction management services for a broad spectrum of projects including office, retail, industrial, civic, and various government facilities. The Company is integrating Charron into its Engineering and Construction Management business segment.

The Company’s purchase price for acquiring 100% of the equity interests in Charon was comprised of the following: (i) cash paid of approximately $2.0 million (including a holdback amount of $0.2 million), (ii) the issuance of seller notes to two selling shareholders with an aggregate principal amount of $1.0 million, payable in full on May 31, 2015 with an interest rate of 5% per annum, and (iii) contingent cash consideration payable to certain of the selling shareholders through an earn-out provision that is based upon Charron meeting certain funded backlog targets measured as of April 1, 2013. The fair value of the earn-out provision was calculated as of May 31, 2012 as approximately $0.4 million. The fair value was determined using the Company’s probability analysis of the outcome of the earn-out provision and a discount rate commensurate with the rate on the Company’s notes payable to sellers.

The preliminary purchase price allocation in the table below reflects the Company’s accounting of the fair value on Charron’s May 31, 2012 acquisition date.

Description	Amount
(in thousands)

Cash	$190
Accounts receivable	738
Fixed assets, net and other	11
Goodwill	1,660
Intangibles	1,081
Total assets acquired	3,680
Accounts payable	18
Payroll liabilities	280
Total liabilities assumed	298
Acquisition purchase price	$3,382

PPS Acquisition

On January 5, 2010, the Company acquired all of the outstanding share capital of PPS, located in Milton Keynes, United Kingdom. PPS manufactures and sells proprietary personal protective equipment to the nuclear industry, including protective suits, decontamination showers and emergency shelters. As part of the acquisition of PPS, certain of the selling shareholders were entitled to contingent cash consideration through an earn-out provision calculated based on earnings before interest, taxes, depreciation and amortization of PPS for the 12-month period ending January 1, 2011. Based on PPS’s achievement of certain of these business goals, the Company’s remaining earn-out liability associated with this transaction was estimated at $161,000 as of July 1, 2011, and was settled for that amount during the 2012 fiscal year. During fiscal year 2011, the Company recorded $55,000 as an Other Expense in its Consolidated Statements of Operations related to this transaction. PPS was integrated into the Company’s Engineering and Construction Management business segment.

ADVENT Acquisition

On March 17, 2010, the Company acquired all of the outstanding equity of ADVENT, headquartered in Charleston, South Carolina. ADVENT is a U.S. Department of Defense (“DoD”), full service environmental contractor with significant capabilities in Military Munitions Response Plans and Unexploded Ordnance clean-up. As part of the acquisition of ADVENT, the selling shareholders were entitled to contingent consideration up to a maximum of $1.75 million through an earn-out provision calculated based on earnings before interest, taxes, depreciation or amortization of ADVENT for the 12-month period ending March 2011. The Company estimated the fair value of the contingent earn-out liability to be $475,000 based on the projections and probabilities of reaching ADVENT’s business goals through March 2011. Based on ADVENT’s achievement of certain of these business goals the Company’s earn-out liability associated with this transaction was estimated at $1.1 million as of July 1, 2011, and was settled for that amount during the 2012 fiscal year. During fiscal year 2011, the Company recorded $483,000 as an Other Expense in its Consolidated Statements of Operations related to this transaction. ADVENT was integrated into the Company’s Environmental Services business segment.

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was derived from the acquisition of Charron in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. A rollforward of the carrying value of the Company’s goodwill balance, by business segment, for fiscal years 2012 and 2011 is as follows (in thousands):

	Goodwill Balances
	Engineering and Construction Management	Environmental Services	Total

Balance, June 25, 2010	$3,790	$1,968	$5,758
Acquisition	-	-	-
Balance, July 1, 2011	$3,790	$1,968	$5,758
Charron acquisition	1,660	-	1,660
Balance, June 29, 2012	$5,450	$1,968	$7,418

The Company performs a goodwill impairment analysis each year on the last day of its fiscal year end or more frequently if an event occurs that may indicate possible impairment (a triggering event). In performing the goodwill impairment analysis management utilizes a market-based valuation approach in addition to a discounted cash flow analysis to determine the estimated fair value of its reporting units. The Company has identified two reporting units that carry goodwill. Management engaged outside professionals’ assistance consisting of valuation experts to assist in performing the annual goodwill impairment analysis.

In the event that goodwill is determined to be impaired it would result in a charge against earnings on the Company’s Consolidated Statements of Operations. However, an impairment charge would not impact the Company’s cash flow. The result of the Company’s fiscal year 2012, 2011, and 2010 goodwill impairment assessments concluded that goodwill was not impaired. Accordingly, the Company did not recognize a goodwill impairment charge in fiscal year 2012.

Intangible Assets

In connection with the acquisitions of Charron, PPS, and ADVENT the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of June 29, 2012 and July 1, 2011, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 29, 2012

Customer-related	$1,857	$(359)	$1,498	5-8 Years
Marketing -related	372	(128)	244	5-7 Years
Technology-related	841	(300)	541	7 Years
Total	$3,070	$(787)	$2,283

As of July 1, 2011

Customer-related	$840	$(198)	$642	5-7 Years
Marketing-related	308	(72)	236	5-7 Years
Technology-related	841	(180)	661	7 Years
Total	$1,989	$(450)	$1,539

Amortization expense for intangible assets was $337,000, $346,000, and $104,000 for fiscal years 2012, 2011, and 2010, respectively. No intangible asset impairment charges were recorded during the 2012, 2011, or 2010 fiscal years.

Expected future amortization expense in the fiscal years subsequent to June 29, 2012 is as follows:

Year	Amounts
(in thousands)

2013	$482
2014	479
2015	416
2016	315
2017	221
Thereafter	370
Total	$2,283

NOTE E - FAIR VALUE MEASUREMENT

The Company analyzes its financial assets and liabilities that are measured at fair value and categorizes them within the fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value in accordance with the authoritative guidance for fair value instruments and the fair value option for financial assets and financial liabilities. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own valuation about the assumptions that market participants would use in pricing the assets or liabilities.

The fair values of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

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

The Company also used Level 3 inputs related to the valuation of intangible assets and contingent consideration arising from the acquisitions of Charron, PPS, and ADVENT. The valuation techniques used were based on inputs that were unobservable in the active market and are developed based upon the best information available under the circumstances, which might include the reporting entity’s data.

NOTE F - INVENTORY

The Company’s inventory balance includes the following:

	As of
	June 29, 2012	July 1, 2011
	(in thousands)

Raw materials	$767	$505
Finished goods	613	791
Work-in-process	48	90
Total	$1,428	$1,386

NOTE G - CUSTOMER INFORMATION

A substantial portion of the Company’s revenue is derived from contracts with the U.S. Government as follows:

	Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)

DoD	$97,630	$110,000	$78,022
U.S. Environmental Protection Agency	2,391	3,662	1,725
Other U.S. Government Agencies	7,481	11,043	6,180
Total U.S. Government	$107,502	$124,705	$85,927

A majority of the DoD work is to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue was approximately $40 million, $42 million, and $39 million for the fiscal years 2012, 2011, and 2010, respectively, for the Company’s international work for the U.S. Government.

NOTE H - NOTES RECEIVABLE

GPC Note Receivable

In 2009 the Company provided interim debt financing to GPC Green Energy, LLC (“GPC”) to fund certain GPC project startup costs for a landfill gas energy project in southern Virginia. The intent of the project was to construct a 15 megawatt co-generation plant that would burn landfill gas, supplemented with natural gas, in turbine engines equipped with a steam generation unit, selling a portion of the energy to a major manufacturer and the remainder to the grid.

The GPC note and accrued interest owed to the Company were due in full on May 5, 2011, however they were not paid. During the 2012 fiscal year the Company continued to pursue any and all options that would have resulted in receiving payment in full for the $550,000 principal balance of the note and accrued interest of $144,000, for a total of $694,000 outstanding as of the end of the third quarter of the 2012 fiscal year. Based on its assessment of collectability, the Company stopped accruing interest on the note receivable at the beginning of the second quarter of the 2012 fiscal year. The note carried an annual interest rate of 12%

The Company’s efforts to collect the outstanding balance from GPC were unsuccessful and therefore, after consideration of all positive and negative factors regarding GPC’s ability and intent to repay the loan, management concluded during the third quarter of fiscal 2012 that the note receivable was not collectible. Other factors that the Company considered in making this decision included: (a) the length of time that GPC was in default; (b) the fact that no payment of principal or interest had been made by GPC; (c) the uncertain financial condition of GPC; and (d) uncertainty as to the Company’s or GPC’s ability to obtain viable third party financing (and the timing of potential financing) needed to build the project. Accordingly, during the third quarter of fiscal 2012 the Company wrote-off the receivable balance and all accrued interest with a charge against earnings in the amount of $694,000 in the Company’s Consolidated Statements of Operations.

Additionally, in connection with initially providing the note to GPC, the Company received a 20% ownership stake in GPC. No value was recorded associated with this interest as it was deemed to be immaterial. Subsequent to the write-off of the receivable and accrued interest, the Company sold this zero cost basis investment in GPC to an affiliate of GPC for approximately $38,000. The $38,000 was recorded as income in the Company’s Consolidated Statements of Operations.

Lemko Note Receivable

In July 2009, the Company provided a $750,000 loan to Lemko Corporation (“Lemko”) for the purchase of long lead telecommunication equipment for several upcoming projects. During the 2012 fiscal year the Company received payment from Lemko for a $10,500 loan extension fee related to an October 31, 2011 agreement to extend the maturity of the loan and a payment of approximately $187,500 from Lemko, which satisfied the outstanding loan and accrued interest balances in full. Accordingly, as of June 29, 2012, Lemko has no outstanding obligations to the Company.

Additionally, in connection with an extension of the maturity date of the loan agreement on May 28, 2010, the Company received warrants from Lemko to purchase 182,400 shares of Lemko common stock with an exercise price of $4.11 per share. The warrants expire on June 30, 2015. The Company determined the fair value of the warrants was immaterial and therefore did not assign a value to them.

NOTE I - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	Years Ended
	June 29, 2012	July 1, 2011
	(in thousands)

Prepaid insurance	$80	$862
Prepaid rent	217	78
VAT input tax	—	12
Other prepaid expenses	662	441
Project bid bond	700	—
Miscellaneous receivables	279	118
Total	$1,938	$1,511

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider. The project bid bond was repaid in full subsequent to the June 29, 2012 fiscal year end.

NOTE J - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	Years Ended
	June 29, 2012	July 1, 2011
	(in thousands)

Earn-out liabilities	$432	$1,261
Payroll related	2,684	2,872
Deferred rent	539	393
Severance accrual	90	162
Asset retirement obligation	663	663
Project related reserves	2,116	1,139
Other current liabilities	885	873
Total	$7,409	$7,363

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE K - ACCOUNTS RECEIVABLE

	Years Ended
	June 29, 2012	July 1, 2011
	(in thousands)
Billed receivables
U.S. Government	$13,596	$12,058
Commercial	3,065	7,589
Unbilled receivables
U.S. Government	9,387	10,267
Commercial	1,018	426
Total receivables	27,066	30,340
Allowance for doubtful accounts	(1,468)	(840)
Accounts receivable, net	$25,598	$29,500

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2013; therefore, they have been presented as current assets in accordance with industry practice.

NOTE L - PROPERTY AND EQUIPMENT

		Years Ended
Description	Useful life	June 29, 2012	July 1, 2011
		(in thousands)

Furniture and fixtures	10	$1,410	$802
Equipment	3 to 10	11,163	10,086
Capital leases	Life of lease	233	234
Leasehold improvements	(a)	3,346	3,023
Property and equipment, gross		16,152	14,145
Accumulated depreciation		(12,811)	(10,317)
Property and equipment, net		$3,341	$3,828

(a)	The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $1.3 million, $1.1 million, and $1.2 million for the fiscal years 2012, 2011, and 2010, respectively.

Maintenance and repair expense approximated $140,000, $199,000, and $245,000 for the fiscal years 2012, 2011, and 2010, respectively.

NOTE M - DEBT

Line of Credit

On October 25, 2011, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2012 and to increase its available borrowing capacity to $15 million and to modify certain covenants, interest rate and fee provisions. On September 14, 2012 the line of credit facility was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of June 29, 2012 and July 1, 2011. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5% (4.5% prior to the October amendment). Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company cumulatively borrowed and repaid $13.6 million and $27.2 million under the line of credit during fiscal year 2012 and 2011, respectively. Accordingly, the Company had no outstanding borrowings under the line of credit at June 29, 2012 and July 1, 2011.

On October 5, 2011, the Company terminated its letter of credit of approximately $0.5 million outstanding under the line of credit facility. This letter of credit served as collateral for surety bond coverage provided by the Company’s insurance carrier against project construction work, which had been completed. The letter of credit reduced the Company’s availability on the line of credit.

Notes Payable

As part of the acquisition of Charron in May 2012, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. At June 29, 2012, the outstanding principal balance of the Charron notes payable was $1.0 million.

As part of the acquisition of PPS in January 2010, the Company issued notes payable with principal amounts totaling $0.9 million, which were payable quarterly over a two-year period with interest accruing at a rate of 5% per annum. As of June 29, 2012, the PPS notes payable had been paid in full. At July 1, 2011, the outstanding principal balance of the PPS notes payable was approximately $0.4 million.

As part of the acquisition of ADVENT in March 2010, the Company issued notes payable with principal amounts totaling $1.75 million, which were payable quarterly over a two-year period with interest accruing at a rate of 5% per annum. At June 29, 2012, the ADVENT notes payable had been paid in full. At July 1, 2011, the outstanding principal balance of the ADVENT notes payable was approximately $0.7 million.

The outstanding balances of the note payable obligations at June 29, 2012 and July 1, 2011, were included in the notes payable balance in the Company’s Condensed Consolidated Balance Sheets.

NOTE N – SHARE-BASED COMPENSATION

In November 2010, the Company’s stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates under the 2010 Plan. One million shares of the Company’s common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. From the approval date of the 2010 Plan through June 29, 2012, a total of 109,500 restricted stock units have been issued under the 2010 Plan, leaving 890,500 shares remaining available for the future issuance of awards under the 2012 Plan.

During the 2012 fiscal year, the Company awarded 89,500 shares of restricted stock units to executive officers, employees and Board members, which generally vest over a period of one to two years following the date of grant. Share-based compensation expense relating to the vesting of stock options and restricted stock unit awards totaled approximately $261,000, $187,000, and $318,000 for fiscal years 2012, 2011, and 2010. This expense was included in the direct costs of services and overhead lines of the Company’s Consolidated Statements of Operations.

Additionally, the Company has outstanding awards from prior plans that as of June 29, 2012 are outstanding and fully vested. Information about these outstanding awards is as follows:

Total incentive stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Option Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 26, 2009	421	$3.05	$1,283
Exercised	(100)	2.38	(238)
Cancelled	(5)	2.48	(13)

Outstanding at June 25, 2010	316	$3.26	$1,032
Exercised	(65)	2.42	(157)
Cancelled	(75)	3.15	(236)

Outstanding at July 1, 2011	176	$3.63	$639
Exercised	—	—	—
Cancelled	(55)	3.92	(217)

Outstanding at June 29, 2012	121	$3.49	$422

No stock options were exercised for fiscal year 2012. The intrinsic value for incentive stock options exercised for fiscal years 2011 and 2010 was approximately $57,000 and $132,000, respectively.

Details of total exercisable incentive stock options outstanding at June 29, 2012 are as follows:

Number of Shares Underlying Options	Range of Option Price	Weighted- Average Option Price	Weighted- Average Remaining Life	Number of Shares Underlying Exercisable Options
(in thousands, except as noted)

37	$1.81 - $ 2.80	$2.55	0.9 years	37
52	$3.40 - $3.82	$3.63	1.9 years	52
32	$4.00 - $4.45	$4.35	2.2 years	32
121		$3.49	1.7 years	121

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 26, 2009	121	$3.31	$400
Cancelled	(18)	3.40	(63)

Outstanding at June 25, 2010	103	$3.27	$337
Cancelled	(30)	5.13	(154)

Outstanding at July 1, 2011	73	$2.51	$183
Cancelled	(8)	3.65	(27)

Outstanding at June 29, 2012	65	$2.38	$156

No non-qualified stock options were exercised in fiscal years 2012, 2011, and 2010.

Details of total exercisable non-qualified stock options outstanding at June 29, 2012 are as follows:

Number of Shares Underlying Options	Range of Option Price	Weighted- Average Option Price	Weighted- Average Remaining Life	Number of Shares Underlying Exercisable Options
(In thousands, except as noted)

46	$1.81 - $ 2.80	$1.82	0.3 years	46
12	$3.10 - $3.65	$3.10	1.5 years	12
7	$4.14 - $4.58	$4.58	2.4 years	7
65		$2.38	0.8 years	65

NOTE O - INCOME TAXES

Pretax income (loss) is comprised of the following:

	Years Ended
	June 29, 2012	July 1, 2011	June 25, 2010
	(in thousands)

U.S. Entities	$7,866	$6,630	$(3,253)
Foreign Entities	(966)	(738)	(360)
Total pretax income (loss)	$6,900	$5,892	$(3,613)

Pretax income from the U.S. and foreign entities is currently taxable in the U.S. accordingly; the Company has no unremitted foreign income.

Income tax expense (benefit) is as follows:

	Years Ended
	June 29, 2012	July1, 2011	June 25, 2010
	(in thousands)
Current:
Federal	$1,516	$1,437	$(1,274)
State	708	284	(102)
Foreign	1,425	450	277

Deferred:
Federal	(764)	252	(182)
State	(180)	22	(23)
Foreign	—	—	(15)
Total expense (benefit)	$2,705	$2,445	$(1,319)

Deferred tax assets are comprised of the following as of the dates indicated below:

	June 29, 2012	July 1, 2011

Deferred Tax Assets:
Employee benefits	$499	$374
Bad debt reserves	555	313
All other reserves	728	559
Net operating losses and tax credit	57	53
Capital loss carryforward	110	107
Accrued expenses	846	540
Other	72	34
Total Deferred Tax Assets	2,867	1,980

Valuation Allowance	(58)	(55)

Deferred Tax Liabilities:
Goodwill and intangibles	(549)	(472)
Depreciation and amortization	(29)	(204)
Other	(65)	(27)
Net Deferred Tax Assets	$2,166	$1,222

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal year 2012, the Company had $58,000 in valuation allowance. As of the end of fiscal year 2011 the Company had a valuation allowance of approximately $55,000 related to deferred tax assets in certain foreign jurisdictions as it is not more likely than not that the deferred tax assets will be realized. The Company has established a valuation allowance on its Philippine branch operations as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate periods of pre-tax loss. At June 29, 2012, the Company has net operating loss carryforwards in the Philippines branch of approximately $58,000.

In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 29, 2012 the Company did not have any uncertain tax positions. The Company’s 2010, 2009, 2008 and 2007 tax years remain open to audit in most jurisdictions.

The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expense.

A reconciliation of the Company’s income tax expense (benefit) to the federal statutory rate is as follows:

	June 29, 2012	July 1, 2011	June 25, 2010

Expected provision at federal statutory rate:	$2,347	$2,016	$(1,230)
State income tax expense	287	196	(120)
Permanent items	49	243	25
Change in tax rates	(29)	(7)	3
Other	51	(3)	3
Income tax expense (benefit)	$2,705	$2,445	$(1,319)

NOTE P - RESTRUCTURING CHARGES

The Company recorded a charge to earnings of approximately $250,000 in the third quarter of fiscal year 2011 related to severance costs for the former Chief Financial Officer. This severance obligation was fully paid as of June 29, 2012. At July 1, 2011, approximately $154,000 in severance obligations remained.

In 2010 due to the poor performance in two of our regional offices and the need to re-align our cost structure with the lower business volume the Company took a charge to earnings of $939,000. This change consisted of severance costs of $789,000 (35 personnel) and office closure and project wind down costs of approximately $150,000. The restructuring plan was substantially completed in June 2010. Final restructuring costs amounted to $592,000 for severance and $90,000 for the closing of two offices and therefore the Company reduced the accrual by $267,000 during the fourth quarter of fiscal year 2010. All restructuring charges discussed above are included within Other Expenses in the Company’s Consolidated Statement of Operations.

NOTE Q - EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Company continues to maintain the Versar, Inc. 401(k) Plan (“401(k) Plan”), which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.

Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee-qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2012, 2011, and 2010, the Company made cash contributions of $986,000, $988,000, and $773,000, respectively. All contributions to the 401(k) Plan vest immediately.

In January 2005, the Company established an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the United States Internal Revenue Code. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market. The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of the Company’s shares on the NYSE MKT on the purchase date.

NOTE R – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases approximately 152,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating leases are as follows:

Fiscal Year Ended	Total Amount
(in thousands)

2013	$3,302
2014	2,086
2015	1,645
2016	1,300
2017	1,509
Thereafter	4,888
$14,730

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $3.0 million, $2.4 million, and $2.8 million, for fiscal years 2012, 2011, and 2010, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

Acquisition Related Earn-Out Obligation

In connection with the acquisition of Charron the Company has contingent cash consideration payable to certain of the selling shareholders through an earn-out provision that is based upon Charron meeting certain funded backlog targets measured as of April 1, 2013. The fair value of the earn-out provision was calculated as of May 31, 2012 as approximately $0.4 million. The fair value was determined using the Company’s probability analysis of the outcome of the earn-out provision and a discount rate commensurate with the rate on the Company’s notes payable to sellers.

Disallowed Costs

Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). All fiscal years through 2006 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations.

Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of any currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information for fiscal years 2012 and 2011 is as follows (in thousands, except share and per share amounts):

	Fiscal Year 2012 Quarters Ended				Fiscal Year 2011 Quarters Ended
	June 29	March 30	Dec. 30	Sept. 30	July 1	April 1	Dec. 31	Sept. 24

Gross Revenue	$28,728	$25,748	$31,280	$33,284	$34,908	$31,487	$41,908	$29,296

Gross Profit	4,528	4,291	3,447	3,733	3,750	4,212	3,486	2,885

Operating Income	2,700	2,169	1,531	1,317	2,150	1,368	1,491	876

Net Income	1,591	963	817	824	1,355	629	924	539
Net income per share – diluted	$0.17	$0.10	$0.09	$0.09	$0.14	$0 .07	$0.10	$0.06
Weighted average number of shares outstanding – diluted	9,400	9,406	9,391	9,356	9,343	9,302	9,317	9,276

Note: The sum of the four quarterly earnings per share amounts may not equal the annual total due to fluctuations in common shares outstanding.

NOTE T - SUBSEQUENT EVENTS

As discussed in Note M – Debt on September 14, 2012 the Company’s line of credit facility was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 29, 2012, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of June 29, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference. Other information required by this item will be contained in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2012 fiscal year end and is incorporated herein by reference.

For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 29, 2012 and July 1, 2011

c)	Consolidated Statements of Operations for the Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

e)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

f)	Consolidated Statements of Cash Flows for the Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

g)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 29, 2012, July 1, 2011, and June 25, 2010

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 55 through 58 of this report.

Exhibit Index

Item No.	Description	Reference

3.1	Restated Certificate of Incorporation of Versar, Inc. filed on September 25, 1999	(A)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on December 24, 1996	(B)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on January 26, 1999	(C)

3.4	Second Amended and Restated By-laws of Versar, Inc.	(D)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

10.1	Executive Tax and Investment Counseling Program	(A)

10.2	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(E)

10.3	Loan and Security Agreement, dated September 26, 2003 between the Registrant and United Bank	(1)

10.4	Revolving Commercial Note, dated September 26, 2003	(1)

10.5	First Modification Agreement of the Loan and Security Agreement, dated as of May 12, 2004	(F)

10.6	Third Modification Agreement of the Loan and Security Agreement, dated as of November 30, 2005	(G)

10.7	Fourth Modification Agreement of the Loan and Security Agreement, dated as of September 28, 2006	(1)

10.8	Fifth Modification Agreement of the Loan and Security Agreement, dated as of September 24, 2007	(H)

10.9	Sixth Modification Agreement of the Loan and Security Agreement, dated September 30, 2009	(1)

10.10	Seventh Modification Agreement of the Loan and Security Agreement, dated March 17, 2010	(1)

10.11	Eighth Modification Agreement of the Loan and Security Agreement effective as of the 17th day of March 2010	(I)

10.12	Ninth Modification Agreement of the Loan and Security Agreement, dated September 30, 2010	(J)

10.13	Tenth Modification Agreement of the Loan and Security Agreement, dated as of September 25, 2011	(1)

10.14	Eleventh Modification Agreement of the Loan and Security Agreement, dated October 25, 2011	(K)

10.15	2002 Stock Incentive Plan*	(L)

10.16	Form of Stock Option Agreement*	(M)

10.17	2005 Stock Incentive Plan*	(G)

10.18

Amendment to Change in Control Severance Agreement dated March 17, 2008 between Versar, Inc. and each of Michael Abram and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Amendment to Change in Control Severance Agreement entered into with each of the individuals listed above)*

(N)

10.19	Form of Indemnification Agreement*	(O)

10.20	Share Purchase Agreement dated as of January 5, 2010 by and among Versar, Inc., GEOI 1 Ltd., Professional Protection Systems, Ltd., Stephen Nobbs, Mark Whitcher, Stephen Kimbell, Peter Holden, Timothy Clark, Jonathan Hambleton, Richard Brown, Simon Cuthbertson, Oliver Wright, Ingrid Sladden and the executors of the estate of Neil Bruce Cobb	(P)

10.21	Stock Purchase Agreement dated as of March 17, 2010 by and among Versar, Inc., ADVENT Environmental, Inc., Jeffrey C. Smoak, Kenna E. Sellers, the Mark A. Sellers Revocable Life Insurance Trust, through Margaret Mitchum Spicher, Trustee and the Mark A. Sellers Revocable Life Insurance Trust, through Kenna A. Sellers, Trustee	(I)

10.22	Separation and General Release Agreement between Theodore M. Prociv, PhD and Versar, Inc. effective March 29, 2010	(Q)

10.23	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2010*	(J)

10.24	2010 Stock Incentive Plan*	(R)

10.24.1	Form of Restricted Stock Unit Award Agreement*	(R)

10.24.2	Form of Performance Stock Award Agreement*	(R)

10.24.3	Form of Deferral Election Agreement for Deferred Share Units*	(R)

10.24.4	Form of Stock Option Award Agreement*	(R)

10.24.5	Form of Stock Appreciation Right Award Agreement*	(R)

10.24.6	Form of Restricted Stock Unit Award Agreement*	(R)

10.25	Change in Control Severance Agreement between J. Joseph Tyler and Versar, Inc. effective as of September 16, 2010*	(1)

10.26	Separation and General Release Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 24, 2011*	(S)

10.27	Consulting Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 25, 2011	(S)

10.28	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(T)

10.29	Amendment to Change in Control Severance Agreement dated February 10, 2012 between Versar, Inc. and each of Michael Abram, Cynthia Downes, J. Joseph Tyler and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Amendment to Change in Control Severance Agreement entered into with each of the individuals listed above)*	(1)

10.30	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(1)

10.31	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(U)

10.32	Change in Control Severance Agreement between Joshua J. Izenberg and Versar, Inc. effective September 7, 2012*	(V)

10.33	Amended and Restated Loan and Security Agreement dated September 14, 2012 between the Registrant, certain of the Registrant’s Subsidiaries and United Bank	(V)

10.34	Amended and Restated Revolving Commercial Note dated September 14, 2012	(V)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 29, 2012 by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 29, 2012 by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

101+	The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 29, 2012 and July 1, 2011; (ii) Consolidated Statements of Operations for the years ended June 29, 2012, July 1, 2011 and June 25, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 29, 2012, July 1, 2011 and June 25, 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 29, 2012, July 1, 2011 and June 25, 2010; (v) Consolidated Statements of Cash Flows for the years ended June 29, 2012, July 1, 2011 and June 25, 2010; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text

______________________________________________________

* Indicates management contract or compensatory plan or arrangement.

(1)	Filed with this Form 10-K Annual Report for Fiscal Year Ended June 29, 2012.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986 (File No. 33-9391).

(B)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 24, 1996.

(C)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 19, 1998.

(D)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.

(E)	Incorporated by reference to exhibit 10.107 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003.

(F)	Incorporated by reference to exhibit 10.111 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 filed with the Commission on September 27, 2004.

(G)	Incorporated by reference to exhibits 10.117 and 10.118 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(H)	Incorporated by reference to exhibit 10.123 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2007 filed with the Commission on September 27, 2007.

(I)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed with the Commission on March 22, 2010.

(J)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 31, 2011.

(L)	Incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005 (File No. 333-129489).

(M)	Incorporated by reference to exhibit 10.115 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended July 1, 2005 filed with the Commission on October 4, 2005.

(N)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 7, 2008.

(O)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.

(P)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 8, 2010.

(Q)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 1, 2010.

(R)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(S)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K/A filed with the Commission on February 28, 2011.

(T)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.

(U)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

(V)	Incorporated by reference to exhibits 10.31 to 10.33 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 18, 2012	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper
Paul J. Hoeper	Chairman and Director	September 18, 2012

/S/ Anthony L. Otten
Anthony L. Otten	Chief Executive Officer and Director	September 18, 2012

/S/ Cynthia A. Downes
Cynthia A. Downes	Executive Vice President,	September 18, 2012
Chief Financial Officer, Treasurer, and Principal Accounting Officer

/S/ Ruth I. Dreessen
Ruth I. Dreessen	Director	September 18, 2012

/S/ Robert L. Durfee
Robert L. Durfee	Director	September 18, 2012

/S/ James L. Gallagher
James L. Gallagher	Director	September 18, 2012

/S/ Amoretta M. Hoeber
Amoretta M. Hoeber	Director	September 18, 2012

/S/ Amir A. Metry
Amir A. Metry	Director	September 18, 2012

/S/ Jeffrey A. Wagonhurst, Sr.
Jeffrey A. Wagonhurst, Sr.	Director	September 18, 2012

Schedule II

VERSAR, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGE OFFS	BALANCE AT END OF YEAR

Allowance for Doubtful Accounts:

2012	$840,000	$1,019,000	$(391,000)	$1,468,000

2011	$525,000	$595,000	$(280,000)	$840,000

2010	$469,000	$107,000	$(51,000)	$525,000

Deferred Tax Valuation Allowance:

2012	$55,000	$3,000	$—	$58,000

2011	$51,000	$4,000	$—	$55,000

2010	$48,000	$3,000	$—	$51,000

