Form 10-Q
period 2012-09-28
VERSAR INC
filed 2012-11-08
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

September 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at October 31, 2012
$.01 par value	9,794,010

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	September 28, 2012	June 29, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,589	$8,012
Accounts receivable, net	19,826	25,598
Inventory	1,389	1,428
Prepaid expenses and other current assets	1,701	1,938
Tax receivable	105	—
Deferred income taxes	2,158	2,305
Total current assets	35,768	39,281

Property and equipment, net	3,088	3,341
Deferred income taxes, non-current	5	193
Goodwill	7,515	7,418
Intangible assets, net	2,208	2,283
Other assets	894	861
Total assets	$49,478	$53,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,901	$5,415
Accrued salaries and vacation	2,553	3,124
Other current liabilities	5,763	7,409
Income tax payable	—	677
Notes payable, current	250	333
Total current liabilities	12,467	16,958

Notes payable, non-current	667	667
Deferred income taxes	79	332
Other long-term liabilities	1,058	1,037
Total liabilities	14,271	18,994

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,723,399 shares and 9,645,149 shares issued; 9,458,825 shares and 9,391,575 shares outstanding	97	96
Capital in excess of par value	29,209	29,047
Retained earnings	7,808	6,963
Treasury stock, at cost (264,574 and 253,574 shares, respectively)	(1,202)	(1,166)
Accumulated other comprehensive loss; foreign currency translation	(705)	(557)
Total stockholders’ equity	35,207	34,383
Total liabilities and stockholders’ equity	$49,478	$53,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited - in thousands, except share amounts)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011

GROSS REVENUE	$23,551	$33,284
Purchased services and materials, at cost	8,325	16,158
Direct costs of services and overhead	11,913	13,393
GROSS PROFIT	3,313	3,733

Selling, general and administrative expenses	1,925	2,352
Other expense	—	34
OPERATING INCOME	1,388	1,347

OTHER (INCOME) EXPENSE
Interest (income)	(1)	(29)
Interest expense	24	60
INCOME BEFORE INCOME TAXES	1,365	1,316

Income tax expense	520	492

NET INCOME	$845	$824

NET INCOME PER SHARE – BASIC	$0.09	$0.09

NET INCOME PER SHARE – DILUTED	$0.09	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– BASIC	9,392	9,341

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– DILUTED	9,424	9,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011

COMPREHENSIVE INCOME
Net income	$845	$824
Foreign currency translation adjustments	(148)	(421)
TOTAL COMPREHENSIVE INCOME	$697	$403

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$845	$824

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	394	307
Loss on sale of property and equipment	—	46
Provision for doubtful accounts receivable	(248)	199
(Gain) loss on life insurance policy cash surrender value	(26)	75
Deferred tax benefit	84	(2)
Share based compensation	91	59
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,020	(4,037)
Decrease (increase) in prepaid and other assets	237	(102)
Decrease in inventories	39	20
(Decrease) increase in accounts payable	(1,514)	1,501
Decrease in accrued salaries and vacation	(571)	(786)
(Decrease) increase in other liabilities	(1,395)	188
Decrease in income tax payable	(784)	—
Net cash provided by (used in) operating activities	3,172	(1,708)

Cash flows used in investing activities:
Purchase of property and equipment	(66)	(351)
Earn-out obligation payments for PPS and Advent	—	(1,261)
Payment for Charron acquisition	(297)	—
Premiums paid on life insurance policies	(37)	(7)
Proceeds from notes receivable	—	173
Net cash used in investing activities	(400)	(1,446)

Cash flows used in financing activities:
Proceeds from exercise of stock options	72	—
Repayment of notes payable	(83)	(173)
Purchase of treasury stock	(36)	(5)
Net cash used in financing activities	(47)	(178)

Effect of exchange rate changes	(148)	(89)
Net increase (decrease) in cash and cash equivalents	2,577	(3,421)
Cash and cash equivalents at the beginning of the period	8,012	6,017
Cash and cash equivalents at the end of the period	$10,589	$2,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 29, 2012. The results of operations for the three-month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, ending on the Friday nearest June 30. The three-month periods ended September 28, 2012 and September 30, 2011 each included 13 weeks. Fiscal year 2013 and 2012 will both include 52 weeks.

Prior Year Reclassification: Certain prior year business segment amounts have been reclassified in order to conform to the current year realigned segment presentation. See Note B - Business Segments for additional information.

NOTE B – BUSINESS SEGMENTS

In previous years, the Company operated in four business segments: Program Management, Environmental Services, Professional Services, and National Security. During fiscal year 2012, the Company’s management undertook a strategic initiative to assess the Company’s internal processes and organizational structures with the intention of identifying opportunities to streamline and improve these areas. As a result of this strategic initiative the Company modified certain organizational structures in fiscal year 2012 which resulted in the realignment of the Company’s business segments. The Company’s operations were first reported based on these realigned segments in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012. As part of this realignment, the operations of the National Security business segment were primarily allocated to the previous Program Management Segment, which was renamed Engineering and Construction Management, and the remaining National Security operations were allocated to the Environmental Services business segment. Certain management lines of authority were also revised consistent with these structure changes. These segments were aligned based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. The Company’s resulting three business segments are as follows:

•	Engineering and Construction Management
•	Environmental Services
•	Professional Services

The new alignment of the business segments is consistent with how the Company’s Chief Executive Officer, (“CEO”) assessed our operations after completion of the 2012 initiative and will assess our operations going forward. The business segments have discrete financial information that is used by the CEO, in allocating resources and making financial decisions. The CEO evaluates and measures the performance of its business segments based on gross revenue and gross profit. Accordingly, selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

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

Presented below is summary operating information for the Company for the three-month periods ended September 28, 2012 and September 30, 2011. The presentation of this information for the three-month period ended September 30, 2011 has been reclassified to conform to the realigned presentation.

	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
	(in thousands)
GROSS REVENUE
Engineering and Construction Management	$11,768	$21,832
Environmental Services	8,224	7,940
Professional Services	3,559	3,512
	$23,551	$33,284

GROSS PROFIT (a)
Engineering and Construction Management	$1,993	$2,526
Environmental Services	750	605
Professional Services	570	602
	$3,313	$3,733

Selling, general and administrative expenses	1,925	2,352
Other expenses	—	34

OPERATING INCOME	$1,388	$1,347

(a)	Gross Profit is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead.

NOTE C – ACCOUNTS RECEIVABLE

	Years Ended
	September 28, 2012	June 29, 2012
	(in thousands)
Billed receivables
U.S. Government	$6,936	$13,596
Commercial	4,049	3,065
Unbilled receivables
U.S. Government	6,353	9,387
Commercial	3,708	1,018
Total receivables	21,046	27,066
Allowance for doubtful accounts	(1,220)	(1,468)
Accounts receivable, net	$19,826	$25,598

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

NOTE D – INVENTORY

The Company’s inventory balance includes the following:

	As of
	September 28, 2012	June 29, 2012
	(In thousands)

Finished goods	$737	$613
Raw materials	529	767
Work-in-process	123	48
Total	$1,389	$1,428

NOTE E – GOODWILL

The carrying value of goodwill at September 28, 2012 and June 29, 2012 was $7.5 million and $7.4 million, respectively. The Company’s goodwill balance was derived from the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. A rollforward of the carrying value of the Company’s goodwill balance, by business segment, is as follows (in thousands):

	Goodwill Balances
	Engineering and Construction Management	Environmental Services	Total

Balance, July 1, 2011	$3,790	$1,968	$5,758
Charron Acquisition	1,660	—	1,660
Balance, June 29, 2012	$5,450	$1,968	$7,418
Charron purchase price adjustment	97	—	97
Balance, September 28, 2012	$5,547	$1,968	$7,515

During the first quarter of fiscal 2013, the Company paid the remaining $200,000 holdback balance related to the Charron acquisition, and an additional $97,000 related to the purchase price adjustment of this acquisition. The purchase price adjustment balance was recorded as an increase in goodwill as the increase in the final acquisition price did not affect the determination of the fair value of net assets of the acquired entity.

NOTE F – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	September 28, 2012	June 29, 2012
	(In thousands)

Project related reserves	$1,779	$2,116
Payroll related	1,626	2,684
Asset retirement obligation	663	663
Other current liabilities	656	885
Deferred rent	517	539
Earn-out obligations	432	432
Severance accrual	90	90

Total	$5,763	$7,409

As of September 28, 2012 the Company had contingent liabilities of approximately $0.4 million under earn-out payment provisions related to the acquisition of Charron, which were recorded within the Other Current Liability line item in the Company’s Consolidated Balance Sheets.

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE G – DEBT

Line of Credit

On September 14, 2012, the Company’s $15 million line of credit facility with United Bank (the “Bank”) was amended and restated to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including a slight increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of September 28, 2012 and September 30, 2011. As amended, borrowings under the line of credit bear interest at prime less 0.5% with an interest rate floor of 3.5%. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. Accordingly, the Company had no borrowings under the line of credit at September 28, 2012 and June 29, 2012.

Notes Payable

As part of the acquisition of Charron in May 2012, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. During the first fiscal quarter of 2013, the Company repaid approximately $98,000 of this note, which included approximately $15,000 of accrued interest. Accrued interest is recorded within note payable line item in the consolidated balance sheet. At September 28, 2012, the outstanding principal balance of the Charron notes payable was $0.9 million.

NOTE H – NET INCOME PER SHARE

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

	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Weighted average common shares outstanding – basic	9,392	9,341
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	32	15
Weighted average common shares outstanding – diluted	9,424	9,356

For the three months ended September 28, 2012 and September 30, 2011, options to purchase approximately 57,000 and 165,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE I – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through September 28, 2012, a total of 271,060 restricted stock units have been issued under the 2010 Plan. There are 728,940 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three-month period ended September 28, 2012, the Company awarded 161,560 restricted stock units to its executive officers and certain employees. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at September 28, 2012, was approximately $598,000, which, if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $91,000 and $59,000 for the three months ended September 28, 2012 and September 30, 2011, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

There were 121,000 options outstanding and exercisable as of September 28, 2012 with a weighted average exercise price of $3.39, weighted average remaining contractual life of 1.7 years, and an aggregate intrinsic value of $422,000. No stock options were issued during the three months ended September 28, 2012 or the three months ended September 30, 2011.

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 29, 2012	65	$2.38	$156
Exercised	(40)	$(1.81)	(72)
Outstanding at September 28, 2012	25	$3.39	$84

NOTE J – INCOME TAXES

As of September 28, 2012 and June 29, 2012, the Company had approximately $2.2 million and $2.3 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of September 28, 2012 and June 29, 2012 the Company had $58,000 recorded as a valuation allowance. The effective tax rates were approximately 38.1% and 37.4% for the first three months of fiscal 2013 and 2012, respectively. The small increase in the effective tax rate resulted because fiscal year 2012 included a non-recurring tax reduction due to adjustments related to acquired assets and liabilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three-month periods ended September 28, 2012 and September 30, 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

This quarterly report on Form 10-Q contains forward-looking statements in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operations and financial growth strategy, projections of revenue, income or loss and future operations.

These forward-looking statements and our future financial performance may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2012. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in these three market areas: (1) Engineering and Construction Management, (2) Environmental Services, and (3) Professional Services. We also provide tailored and secure solutions in harsh environments and offer specialized abilities in classified projects and hazardous material management.

Business Segments

During fiscal year 2012, management realigned the Company’s organizational structure resulting in the Company’s operations being reorganized into three business segments, which are described below. For additional information regarding our business segments see Note B - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-Q.

Engineering and Construction Management Segment

This business segment, previously referred to as Program Management, now includes the majority of our operations that were formerly included in our National Security business segment, performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security solutions in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

•	Title I Design Services entails a broad-range of expertise including project scoping/development, design, cost estimation, value engineering, and feasibility studies. Title II Construction Management Services involve construction oversight, configuration management, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization, scheduling, and quality assurance/control. Title III Construction Services are the actual construction services. Staff members in this business segment also hold security clearances enabling Versar to provide services for classified construction efforts.

•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers, project and construction management services for the District of Columbia Courts, and other construction efforts. Work has also been concentrated in the municipal/state marketplace where we manage and construct water and wastewater infrastructure projects.
•	This business segment also continues to expand its business line via the pursuit of commercial and government projects related to telecommunication integration. The segment maintains joint relationships with several firms designed to enhance our pursuit of telecommunications related technologies and infrastructure. In addition, this segment continues to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
•	We provide to first responders a Disposable Toxicological Agent Protective System (“DTAPS®”) Level B coverall chemical/biological protective suit, which is the first in the industry to be certified by the Safety Equipment Institute to the National Fire Protection Association Class 2 standards. In addition, we own and operate the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention, which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing.

Environmental Services Segment

This business segment, previously referred to as Compliance and Environmental Programs, now includes the remainder of our operations formerly included in our National Security business segment, provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 25 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers, Air Force, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management.
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country and support (via a subcontract) a large Department of Defense (“DoD”) chemical warfare agent testing center. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces.

Professional Services Segment

This business segment provides onsite environmental management, planning and engineering services to DoD and to the U.S. Department of Commerce. Versar’s provision of on-site services, or staff augmentation, serves to enhance the mission of the customer with subject matter experts fully dedicated to mission objectives. These services are particularly attractive in this economic environment as DoD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. This segment serves government business by realigning two or more facilities management functions to establish a single entity and by supporting customers in areas where their capabilities and capacities are lacking.

•	This business segment provides expert services for the US Army’s Net Zero energy program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	This segment has installation restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation and in Puerto Rico.

•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	This segment provides staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

Fiscal year 2013 and beyond will continue to offer significant challenges. For the near-term, it appears that the economy will continue to be challenged by reduced government funding, high unemployment, a weak financial market, and debt reduction pressures that affect government spending patterns at all levels. We believe that each of our business segments have the expertise to address the challenges raised by these national economic issues and is positioned in the coming year to address these concerns. In the current economic environment, we benefit from the fact that value-driven economic metrics are dictating more efficient services for our clients, coupled with existing mandated government program areas that utilize our services. Our broad range of project management skills will allow us to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, emergency response, and environmental assessments and remediation.

Specifically, we see the following three elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contract and expand our pool of opportunities.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

Due to the financial successes experienced in fiscal year 2012 and prior fiscal years, our balance sheet is strong. We are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended September 28, 2012 we had $10.6 million of cash on hand and a working capital balance of $23.0 million. We also continue to have access to a line of credit of $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three-month periods ended September 28, 2012 and September 30, 2011:

	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
	(dollars in thousands)

GROSS REVENUE	$23,551	$33,284
Purchased services and materials, at cost	8,325	16,158
Direct costs of services and overhead	11,913	13,393
GROSS PROFIT	$3,313	$3,733
Gross profit percentage	14%	11%

Selling, general and administrative expenses	1,925	2,352
Other expense	—	34

OPERATING INCOME	1,388	1,347

OTHER (INCOME) EXPENSE
Interest (income)	(1)	(29)
Interest expense	24	60

INCOME BEFORE INCOME TAXES	$1,365	$1,316

Gross revenue for the first quarter of fiscal 2013 was $23.6 million, a decrease of 29% compared to $33.3 million during the first quarter of the last fiscal year. This decrease was a result of continued reductions in government spending for international reconstruction operations in Iraq and of Title II Construction Management Services in Afghanistan. This slowdown was coupled with lower domestic revenue of approximately $4.0 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012.

Purchased services and materials for the first quarter of fiscal 2013 was $8.3 million, a decrease of 49% compared to $16.2 million experienced during the first quarter of the last fiscal year. This decrease largely resulted from the previously mentioned slowdown in international spending and lower domestic revenue.

Direct costs of services and overhead for the first quarter of fiscal 2013 were $11.9 million, a decrease of 11% compared to $13.4 million experienced during the first quarter of the last fiscal year. This decrease was primarily attributable to our tight control of costs related to our Title II Construction Management Services projects and our electrical inspection projects within our Engineering and Construction Management business segment.

Gross profit for the first quarter of fiscal 2013 was $3.3 million, a decrease of 11% compared to $3.7 million during the first quarter of the last fiscal year. The decrease in gross profit dollars was primarily due to the decline in our revenues. The gross profit percentage increased from 11% to 14% as we focused on controlling costs and improving project management.

Selling, general and administrative expenses for the first quarter of fiscal 2013 were $1.9 million, a decrease of 21% compared to $2.4 million during the first quarter of last fiscal year. This decrease was primarily due to the fact that we realized efficiencies from the prior year investment in technology and have continued to seek cost savings opportunities in this area of the business.

Income tax expense for the first quarter of fiscal 2013 was $0.5 million, flat from a dollar perspective compared to the first quarter of the last fiscal year. During the first quarter of fiscal 2013, income before income taxes was $1.4 million compared to $1.3 million during the first quarter of the last fiscal year. The effective tax rates were approximately 38.1% and 37.4% for the first three months of fiscal 2013 and 2012, respectively. The small increase in the effective tax rate resulted because fiscal year 2012 included a non-recurring tax reduction due to adjustments related to acquired assets and liabilities.

Net income for the first quarter of fiscal 2013 was $0.8 million, an increase of 3% compared to net income during the first quarter of the last fiscal year. Net income per share, basic and diluted, for both the first quarter of fiscal 2013 and 2012 was $0.09.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of September 28, 2012, funded backlog was approximately $106 million, an increase of 26% compared to approximately $84 million at September 30, 2011 and a 14% increase when compared to the $93 million of backlog at the end of fiscal year 2012. This increase was due to the large amount of awards won primarily related to performance based remediation projects (“PBR”) for the U.S Air Force at various installations throughout the United States. As of October 1, 2012 the funded backlog increased to $122.3 million.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three-month periods ended September 28, 2012 and September 30, 2011. The dollar amounts in the three segment tables that follow are in thousands.

Engineering and Construction Management	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
GROSS REVENUE	$11,768	$21,832
Purchased services and materials, at cost	4,535	12,843
Direct costs of services and overhead	5,240	6,463
GROSS PROFIT	$1,993	$2,526
Gross profit percentage	17%	12%

Gross revenue for the first quarter of fiscal 2013 was $11.8 million, a decrease of 46% compared to $21.8 million during the first quarter of the last fiscal year. This decrease was primarily a result of continued reductions in government spending for international reconstruction operations both in Iraq for electrical inspection services and in Afghanistan for Title II Construction Management Services. This slowdown was coupled with lower domestic revenue of approximately $4.0 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012.

Gross profit for the first quarter of fiscal 2013 was $2.0 million, a decrease of 20% compared to $2.5 million during the first quarter of the last fiscal year. This decrease was a result of the same factors mentioned above. The gross profit percentage increased from 12% to 17% as we focused on controlling costs and improving project management. Positive changes in contract terms and improvements in efficiency for overseas operations resulted in higher gross profit percentages for the work executed.

Environmental Services	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
GROSS REVENUE	$8,224	$7,940
Purchased services and materials, at cost	3,060	2,490
Direct costs of services and overhead	4,414	4,845
GROSS PROFIT	$750	$605
Gross profit percentage	9%	8%

Gross revenue for the first quarter of fiscal 2013 was $8.2 million, an increase of 4% compared to $7.9 million during the first quarter of the last fiscal year. This increase was due largely to a ramp up in work on PBR’s for the U.S Air Force at various installations across the United States.

Gross profit for the first quarter of fiscal 2013 was $0.8 million, an increase of 24% compared to the first quarter of the last fiscal year. The increase in profitability is due to an increase in billable work directly related to the work won as a result of the bid and proposal spending in the comparative quarter of FY 2012.

Professional Services	For the Three-Month Periods Ended
	September 28, 2012	September 30, 2011
GROSS REVENUE	$3,559	$3,512
Purchased services and materials, at cost	730	825
Direct costs of services and overhead	2,259	2,085
GROSS PROFIT	$570	$602
Gross profit percentage	16%	17%

Gross revenue for the first quarter of fiscal 2013 was $3.6 million, relatively flat compared the first quarter of the last fiscal year.

Gross profit for the first quarter of fiscal 2013 was $0.6 million, flat from a dollar perspective compared to the first quarter of the last fiscal year and representing only a 1% decrease from a percentage perspective.

Liquidity and Capital Resources

Our working capital as of September 28, 2012 was approximately $23.0 million, an increase of $0.7 million compared to working capital at June 29, 2012. In addition, our current ratio at September 28, 2012 was 2.82 compared to 2.32 at June 29, 2012.

As discussed in Note G – Debt, On September 14, 2012, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including a slight increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of September 28, 2012. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5%. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no outstanding borrowings under the line of credit at September 28, 2012.

We financed a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At September 28, 2012 the outstanding aggregate principal balance of the notes was $0.9 million. We anticipate that the cash flows from Charron will continue to be sufficient to pay down the outstanding principal and interest balances of these notes in the foreseeable future.

We believe that our current cash balance of $10.6 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2013 fiscal year are approximately $1.1 million and will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

Critical Accounting Policies and Related Estimates

There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first quarter of fiscal year 2013 our employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 30– July 31, 2012	—	$—	—	—
August 1 – 31, 2012	—	$—	—	—
September 1 – 28, 2012	11,000	$3.34	—	—
Total	11,000	$3.34	—	—

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

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

Date: November 8, 2012

