Form 10-Q
period 2012-12-28
VERSAR INC
filed 2013-02-11
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

December 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 4, 2013
$.01 par value	9,841,510

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	December 28, 2012	June 29, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,650	$8,012
Accounts receivable, net	21,785	25,598
Inventory	1,395	1,428
Prepaid expenses and other current assets	1,160	1,938
Deferred income taxes	2,069	2,305
Total current assets	40,059	39,281

Property and equipment, net	2,830	3,341
Deferred income taxes, non-current	582	193
Goodwill	7,515	7,418
Intangible assets, net	2,128	2,283
Other assets	837	861
Total assets	$53,951	$53,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,755	$5,415
Accrued salaries and vacation	3,129	3,124
Other current liabilities	5,013	7,409
Income tax payable	10	677
Notes payable, current	333	333
Total current liabilities	15,240	16,958

Notes payable, non-current	500	667
Deferred income taxes	647	332
Other long-term liabilities	1,079	1,037
Total liabilities	17,466	18,994

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares
authorized; 9,792,873 shares and 9,645,149 shares issued; 9,525,560 shares and 9,391,575 shares outstanding	98	96
Capital in excess of par value	29,385	29,047
Retained earnings	8,733	6,963
Treasury stock, at cost (267,313 and 253,574 shares, respectively)	(1,212)	(1,166)
Accumulated other comprehensive loss; foreign currency translation	(519)	(557)
Total stockholders’ equity	36,485	34,383
Total liabilities and stockholders’ equity	$53,951	$53,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011

GROSS REVENUE	$24,715	$31,280	$48,266	$64,564
Purchased services and materials, at cost	9,891	16,085	18,216	32,243
Direct costs of services and overhead	11,056	11,748	22,969	25,141
GROSS PROFIT	3,768	3,447	7,081	7,180

Selling, general and administrative expenses	2,249	2,126	4,174	4,508
Other expense	—	19	—	53
OPERATING INCOME	1,519	1,302	2,907	2,619

OTHER (INCOME) EXPENSE
Interest (income)	—	(39)	(1)	(68)
Interest expense	22	19	46	49
INCOME BEFORE INCOME TAXES	1,497	1,322	2,862	2,638

Income tax expense	572	505	1,092	997

NET INCOME	$925	$817	$1,770	$1,641

NET INCOME PER SHARE – BASIC	$0.10	$0.09	$0.19	$0.18

NET INCOME PER SHARE – DILUTED	$0.10	$0.09	$0.19	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– BASIC	9,507	9,365	9,450	9,352

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– DILUTED	9,536	9,391	9,479	9,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011

COMPREHENSIVE INCOME
Net income	$925	$817	$1,770	$1,641
Foreign currency translation adjustments	186	(53)	38	(474)
TOTAL COMPREHENSIVE INCOME	$1,111	$764	$1,808	$1,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	For the Six Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$1,770	$1,641

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	894	842
Loss on sale of property and equipment	—	46
Provision for doubtful accounts receivable	(271)	370
Provision for doubtful financing receivable	—	229
Loss on life insurance policy cash surrender value	1	62
Deferred tax benefit	162	(44)
Share based compensation	219	121
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,085	(4,551)
Decrease in prepaid and other assets	778	182
Decrease in inventories	33	11
Increase (decrease) in accounts payable	1,340	(17)
Decrease in accrued salaries and vacation	6	13
Decrease in other assets and liabilities	(2,176)	(939)
Decrease in income tax payable	(667)	—
Net cash provided by (used in) operating activities	6,174	(2,034)

Cash flows used in investing activities:
Purchase of property and equipment	(140)	(689)
Payment for Charron acquisition	(297)	—
Premiums paid on life insurance policies	(42)	(25)
Proceeds from notes receivable	—	337
Net cash used in investing activities	(479)	(377)

Cash flows used in financing activities:
Earn-out obligation payments for PPS and Advent	—	(1,261)
Borrowings on line of credit	—	12,820
Repayments on line of credit	—	(12,820)
Proceeds from exercise of stock options	119	—
Repayment of notes payable	(167)	(1,198)
Purchase of treasury stock	(47)	(10)
Net cash used in financing activities	(95)	(2,469)

Effect of exchange rate changes	38	(147)
Net increase (decrease) in cash and cash equivalents	5,638	(5,027)
Cash and cash equivalents at the beginning of the period	8,012	6,017
Cash and cash equivalents at the end of the period	$13,650	$990

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 29, 2012. The results of operations for the three-month and six-month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, ending on the Friday nearest June 30. The three-month periods ended December 28, 2012 and December 30, 2011 each included 13 weeks and the corresponding six-month periods each include 26 weeks, respectively. Fiscal year 2013 and 2012 will both include 52 weeks.

Prior Year Reclassification: Certain prior year business segment amounts have been reclassified in order to conform to the current year realigned segment presentation. See Note B - Business Segments for additional information.

NOTE B – BUSINESS SEGMENTS

In previous years, the Company operated in four business segments: Program Management, Environmental Services, Professional Services, and National Security. During fiscal year 2012, the Company’s management undertook a strategic initiative to assess the Company’s internal processes and organizational structures with the intention of identifying opportunities to streamline and improve these areas. As a result of this strategic initiative, the Company modified certain organizational structures in fiscal year 2012 which resulted in the realignment of the Company’s business segments. The Company’s operations were first reported based on these realigned segments in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012. As part of this realignment, the operations of the National Security business segment were primarily allocated to the previous Program Management Segment, which was renamed Engineering and Construction Management, and the remaining National Security operations were allocated to the Environmental Services business segment. Certain management lines of authority were also revised consistent with these structural changes. These segments were aligned based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. The Company’s resulting three business segments are as follows:

•	Engineering and Construction Management
•	Environmental Services
•	Professional Services

The new alignment of the business segments is consistent with how the Company’s Chief Executive Officer, (“CEO”) assessed our operations since completion of the 2012 initiative and will assess our operations going forward. The business segments have discrete financial information that is used by the CEO, in allocating resources and making financial decisions. The CEO evaluates and measures the performance of the Company’s business segments based on gross revenue and gross profit. Selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments.

The Company’s Engineering and Construction Management business segment manages large complex construction projects representing various international and domestic clients. The Environmental Services business segment provides full service environmental consulting including regulatory, risk assessments, unexploded ordinance clean-up/military munitions response programs, natural and cultural resources, and remediation support to several federal government and municipal agencies. The Professional Services business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective onsite resources.

Presented below is summary operating information for the Company for the three-month and six-month periods ended December 28, 2012 and December 30, 2011. The presentation of this information for the three-month and six-month periods ended December 30, 2011 has been reclassified to conform to the realigned presentation.

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in thousands)
GROSS REVENUE
Engineering and Construction Management	$13,047	$20,005	$24.815	$41,837
Environmental Services	7,793	7,525	16,017	15,465
Professional Services	3,875	3,750	7,434	7,262
	$24,715	$31,280	$48,266	$64,564

GROSS PROFIT (a)
Engineering and Construction Management	$1,559	$2,400	$3,552	$4,926
Environmental Services	1,179	435	1,929	1,040
Professional Services	1,030	612	1,600	1,214
	$3,768	$3,447	$7,081	$7,180

Selling, general and administrative expenses	2,249	2,126	4,174	4,508
Other expenses	—	19	—	53

OPERATING INCOME	$1,519	$1,302	$2,907	$2,619

(a)	Gross Profit is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead.

NOTE C – ACCOUNTS RECEIVABLE

	Years Ended
	December 28, 2012	June 29, 2012
	(in thousands)
Billed receivables
U.S. Government	$8,303	$13,596
Commercial	5,257	3,065
Unbilled receivables
U.S. Government	8,500	9,387
Commercial	922	1,018
Total receivables	22,982	27,066
Allowance for doubtful accounts	(1,197)	(1,468)
Accounts receivable, net	$21,785	$25,598

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

NOTE D – INVENTORY

The Company’s inventory balance includes the following:

	As of
	December 28, 2012	June 29, 2012
	(In thousands)

Finished goods	$740	$613
Raw materials	519	767
Work-in-process	136	48
Total	$1,395	$1,428

NOTE E – GOODWILL

The carrying value of goodwill at December 28, 2012 and June 29, 2012 was $7.5 million and $7.4 million, respectively. The Company’s goodwill balance was derived from the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. A roll-forward of the carrying value of the Company’s goodwill balance, by business segment, is as follows (in thousands):

	Goodwill Balances
	Engineering and Construction Management	Environmental Services	Total

Balance, July 1, 2011	$3,790	$1,968	$5,758
Charron Acquisition	1,660	—	1,660
Balance, June 29, 2012	$5,450	$1,968	$7,418
Charron purchase price adjustment	97	—	97
Balance, December 28, 2012	$5,547	$1,968	$7,515

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

NOTE F – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	December 28, 2012	June 29, 2012
	(In thousands)

Project related reserves	$1,393	$2,116
Payroll related	1,035	2,684
Asset retirement obligation	663	663
Deferred rent	519	539
Earn-out obligations	432	432
Severance accrual	90	90
Other	881	885
Total	$5,013	$7,409

As of December 28, 2012 the Company had contingent liabilities of approximately $0.4 million under earn-out payment provisions related to the acquisition of Charron, which were recorded within the Other Current Liability line item in the Company’s Consolidated Balance Sheets.

NOTE G – DEBT

Line of Credit

On September 14, 2012, the Company’s $15 million line of credit facility with United Bank (the “Bank”) was amended and restated to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including an increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. As amended, borrowings under the line of credit bear interest at prime less 0.5% with an interest rate floor of 3.5%. The Company was in compliance with all financial ratio covenants under the facility as of December 28, 2012 and June 29, 2012. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no borrowings under the line of credit at December 28, 2012 and June 29, 2012.

Notes Payable

As part of the acquisition of Charron in May 2012, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. During fiscal year 2013, the Company repaid approximately $193,000 of this note, which included approximately $26,000 of accrued interest. Accrued interest is recorded within the note payable line item in the consolidated balance sheet. At December 28, 2012, the outstanding principal balance of the Charron notes payable was $0.8 million.

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

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in thousands)
Weighted average common shares outstanding – basic	9,507	9,365	9,450	9,352
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	29	26	29	20
Weighted average common shares outstanding – diluted	9,536	9,391	9,479	9,372

For each of the three and six month periods ended December 28, 2012, options to purchase approximately 22,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For each of the three and six month periods ended December 30, 2011, options to purchase approximately 168,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE I – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through December 28, 2012, a total of 314,560 restricted stock units have been issued under the 2010 Plan. There are 685,440 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the six-month period ended December 28, 2012, the Company awarded 205,000 restricted stock units to its executive officers and certain employees, which generally vest over a period of one or two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at December 28, 2012, was approximately $588,371, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $161,964 and $62,000 for the three months ended December 28, 2012 and December 30, 2011, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $219,000 and $121,000 for the six months ended December 28, 2012 and December 30, 2011, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Income.

Stock Option Activity

There were 107,200 options outstanding and exercisable as of December 28, 2012 with a weighted average exercise price of $3.65, weighted average remaining contractual life of 1.37 years, and an aggregate intrinsic value of $391,381. No stock options were issued during the six months ended December 28, 2012 or the six months ended December 30, 2011.

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 29, 2012	65	$2.38	$156
Exercised	(46)	$(1.83)	(84)
Outstanding at December 28, 2012	19	$3.70	$72

NOTE J – INCOME TAXES

As of December 28, 2012 and June 29, 2012, the Company had approximately $2.0 million and $2.2 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of December 28, 2012 and June 29, 2012, the Company had $61,000 and $58,000, respectively, recorded as a valuation allowance. The effective tax rates were approximately 38.1% and 39.2% for the first six months of fiscal 2013 and 2012, respectively. The decrease in effective tax rate in the first six months of fiscal year 2013 was due to the decrease in permanent nondeductible expenses.

.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three and six month periods ended December 28, 2012 and December 30, 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in three market areas: (1) Engineering and Construction Management; (2) Environmental Services; and (3) Professional Services. We also provide tailored and secure solutions in harsh environments and offer specialized abilities in classified projects and hazardous material management.

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

Engineering and Construction Management Segment

This business segment, previously referred to as Program Management, now includes the majority of our operations that were formerly included in our National Security business segment and performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security solutions in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

•	Title I Design Services entails a broad-range of expertise including project scoping/development, design, cost estimation, value engineering, and feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are the actual construction services. Some staff members in this business segment also hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers, project and construction management services for the District of Columbia Courts, and other construction efforts. Construction work has been primarily concentrated in the municipal/state marketplace where we manage and construct water, wastewater, and other infrastructure projects.

•	This business segment continues to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
•	We provide to first responders a Disposable Toxicological Agent Protective System (“DTAPS®”) Level B coverall chemical/biological protective suit, which is the first in the industry to be certified by the Safety Equipment Institute to the National Fire Protection Association Class 2 standards. In addition, we own and operate the only declared Schedule I chemical agent laboratory in the United States under the Chemical Weapons Convention, which is overseen by the Department of Commerce. The laboratory provides cost-effective materials testing services to the U.S. Government and to private industries, particularly manufacturers of chemical protective equipment and clothing.

Environmental Services Segment

This business segment, previously referred to as Compliance and Environmental Programs, now includes the remainder of our operations formerly included in our National Security business segment, provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.
•	We provide support to the U.S. Army Corps of Engineers, Air Force, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This includes performance-based remediation (“PBR”) contracts for Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for DoD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces.

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

•	This business segment provides expert services for the US Army’s Net Zero energy, water, and solid waste program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	This segment has installation restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation and in Puerto Rico.
•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.

•	This segment provides staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

We believe that fiscal year 2013 and beyond will continue to offer significant challenges. For the near-term, it appears that the U. S. economy will continue to be challenged by reduced government funding, high unemployment, and debt reduction pressures that affect government spending patterns at all levels, including the pending sequestration process that is currently scheduled to commence on March 2, 2013. We believe that each of our business segments have the expertise and is well positioned to address the challenges raised by these national economic issues. In the current economic environment, we benefit from the fact that value-driven economic metrics are dictating more efficient services for our clients, in combination with continuing revenues from existing mandated government programs that utilize our services. We believe our broad range of project management skills will allow us to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, contingency operations support, and environmental assessments and remediation.

Specifically, we see the following three elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

We believe our balance sheet is strong, and we are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended December 28, 2012 we had $13.7 million of cash on hand and a working capital balance of $24.8 million. We also continue to have access to a line of credit of $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended December 28, 2012 and December 30, 2011:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(dollars in thousands)

GROSS REVENUE	$24,715	$31,280	$48,266	$64,564
Purchased services and materials, at cost	9,891	16,085	18,216	32,243
Direct costs of services and overhead	11,056	11,748	22,969	25,141
GROSS PROFIT	$3,768	$3,447	$7,081	$7,180
Gross profit percentage	15.2%	11.0%	14.7%	11.1%

Selling, general and administrative expenses	2,249	2,126	4,174	4,508
Other expense	—	19	—	53

OPERATING INCOME	1,519	1,302	2,907	2,619

OTHER (INCOME) EXPENSE
Interest (income)	—	(39)	(1)	(68)
Interest expense	22	19	46	49

INCOME BEFORE INCOME TAXES	$1,497	$1,322	$2,862	$2,638

Three Months Ended December 28, 2012 compared to the Three Months Ended December 30, 2011

Gross revenue for the second quarter of fiscal 2013 was $24.7 million, a decrease of 21.1% compared to $31.3 million during the second quarter of the last fiscal year. This decrease was a result of anticipated reductions in government spending for international reconstruction operations in Iraq. This slowdown was coupled with lower domestic revenue of approximately $1.8 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012. However, the recent award of the $170 million Afghan PSC contract should re-energize our work in Afghanistan.

Purchased services and materials for the second quarter of fiscal 2013 was $9.9 million, a decrease of 38.5% compared to $16.1 million experienced during the second quarter of the last fiscal year. This decrease largely resulted from the previously mentioned slowdown in international spending and lower domestic revenue.

Direct costs of services and overhead for the second quarter of fiscal 2013 were $11.1 million, a decrease of 5.1% compared to $11.7 million experienced during the second quarter of the last fiscal year. This decrease was primarily attributable to our tight control of costs related to our Title II Construction Management Services projects and our electrical inspection projects within our Engineering and Construction Management business segment. We began performing more work in-house, thereby increasing labor costs which slightly offset the decrease in the costs mentioned above.

Gross profit for the second quarter of fiscal 2013 was $3.8 million, an increase of 11.8% compared to $3.4 million during the second quarter of the last fiscal year. The gross profit percentage increased from 11.0% to 15.3% as we continue to focus on controlling costs by improving efficiencies on fixed price contracts, implementing measures to decrease overhead costs, such as renegotiating current office leases in order to reduce rent expense, and implement video conferencing and other technologies to reduce travel expenses. We also continue to focus on improving project management by providing the necessary training and improved project management tools to our staff.

Selling, general and administrative expenses for the second quarter of fiscal 2013 were $2.2 million, an increase of 4.8% compared to $2.1 million during the second quarter of last fiscal year. This increase was primarily due to an increase in board incentive expense, corporate bonus expense, and severance expense, combined with a corresponding decrease in bid and proposal costs within the Environmental Services Group.

Income tax expense for the second quarter of fiscal 2013 was $0.6 million, an increase of 20.0% compared $0.5 million during the second quarter of the last fiscal year. During the second quarter of fiscal 2013, income before income taxes was $1.5 million, an increase of 15.4% compared to $1.3 million during the second quarter of the last fiscal year. The effective tax rate was approximately 38.2% for both the second quarters of fiscal years 2013 and 2012.

Net income for the second quarter of fiscal 2013 was $0.9 million, an increase of 12.5% compared to net income during the second quarter of the last fiscal year. Net income per share, basic and diluted, for the second quarter of fiscal 2013 was $0.10. Net income per share, basic and diluted, for the second quarter of fiscal 2012 was $0.09.

Six Months Ended December 28, 2012 compared to the Six Months Ended December 30, 2011

Gross revenue for the first six months of fiscal 2013 was $48.3 million, a decrease of 25.2% compared to $64.6 million during the same period of the last fiscal year. The decrease resulted from anticipated reductions in government spending for international reconstruction operations in Iraq and of Title II Construction Management Services in Afghanistan. This slowdown was coupled with lower domestic revenue of approximately $5.5 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012. However, the recent award of the $170 million Afghan PSC contract should re-energize our work in Afghanistan.

Purchased services and materials for the first six months of fiscal 2013 was $18.2 million, a decrease of 43.5% compared to $32.2 million during the same period of the last fiscal year. The decrease resulted from the previously mentioned slowdown in international spending and lower domestic revenue.

Direct costs of services for the first six months of fiscal 2013 were $23.0 million, a decrease of 8.4% compared to $25.1 million during the same period of the last fiscal year. The decrease resulted from the continued reductions in government spending. Additionally, we strategically began performing more work in-house to ensure we retain the expertise of our employees.

Gross profit for the six months of fiscal 2013 was $7.1 million, a decrease of 1.4% compared to $7.2 million during the same period of the last fiscal year. The gross profit percentage increased from 11.1% to 14.7% as we continue to focus on controlling costs by improving efficiencies on fixed price contracts, implementing measures to decrease overhead costs, such as renegotiating current office leases in order to reduce rent expense, and implementing video conferencing and other technologies to reduce travel expenses. We also continue to focus on improving project management costs by providing the necessary training and improved project management tools to our staff.

Selling, general and administrative expenses for the six months of fiscal 2013 were $4.2 million, a decrease of 6.7% compared to $4.5 million during the same period of the last fiscal year. The decrease resulted from cost savings in the use of professional service firms and rent reductions.

Income tax expense for the six months of fiscal 2013 was $1.1 million, an increase of 10.0% compared to $1.0 million during the same period of the last fiscal year. The effective tax rates were 38.2% and 37.8% for the first six months of fiscal 2013 and 2012, respectively.

Net income for the six months of fiscal 2013 was $1.8 million, an increase of 12.5% compared to $1.6 million during the same period of the last fiscal year. Net income per share, basic and diluted, for the six months of fiscal 2013 was $0.19. Net income per share, basic and diluted, for the six months of fiscal 2012 was $0.18.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of December 28, 2012, funded backlog was approximately $118 million, an increase of 39% compared to approximately $85 million at December 30, 2011 and a 27% increase when compared to the $93 million of backlog at the end of fiscal year 2012. This increase was due to an increase in the amount of awards won related to work in Afghanistan and recent Performance Based Remediation (“PBR”) awards for the Air Force.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three and six month periods ended December 28, 2012 and December 30, 2011. The dollar amounts in the three segment tables that follow are in thousands.

Engineering and Construction Management	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
GROSS REVENUE	$13,047	$20,005	$24,815	$41,837
Purchased services and materials, at cost	6,653	12,750	11,188	25,593
Direct costs of services and overhead	4,835	4,855	10,075	11,318
GROSS PROFIT	$1,559	$2,400	$3,552	$4,926
Gross profit percentage	11.9%	12.0%	14.3%	11.8%

Three Months Ended December 28, 2012 compared to the Three Months Ended December 30, 2011

Gross revenue for the second quarter of fiscal 2013 was $13.0 million, a decrease of 35.0% compared to $20.0 million during the second quarter of the last fiscal year. This decrease was primarily a result of anticipated reductions in government spending for international reconstruction operations in Iraq. This slowdown was coupled with lower domestic revenue of approximately $1.8 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012. Additionally, fewer domestic construction and telecommunication projects were offered or awarded to our domestic construction and telecommunication divisions. Management is currently focused on business development efforts with other US government and non-governmental agencies in the Middle East in order to offset reduced DoD business and minimize loss of revenues.

Gross profit for the second quarter of fiscal 2013 was $1.6 million, a decrease of 33.3% compared to $2.4 million during the second quarter of the last fiscal year. This decrease was a result of the same factors mentioned above. Continued improvements in operational efficiency both domestically and internationally resulted in maintaining a steady profit margin when compared to the second quarter of the last fiscal year.

Six Months Ended December 28, 2012 compared to the Six Months Ended December 30, 2011

Gross revenue for the first six months of fiscal 2013 was $24.8 million, a decrease of 40.7% compared to $41.8 million during the corresponding period of the last fiscal year. This decrease was primarily a result of anticipated reductions in government spending for international reconstruction operations both in Iraq for electrical inspection services and in Afghanistan for Title II Construction Management Services. This slowdown was coupled with lower domestic revenue of approximately $5.5 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012. Additionally, fewer domestic construction and telecommunication projects were offered or awarded to our domestic construction and telecommunication divisions. Management is currently focused on business development efforts with other US government and non-governmental agencies in the Middle East in order to offset reduced DoD business and minimize loss of revenues.

Gross Profit for the first six months of fiscal 2013 was $3.6 million, a decrease of 26.5% compared to $4.9 million during the corresponding period of the last fiscal year. This decrease was primarily a result of the decrease in revenue. The gross profit percentage increased 2.5% from fiscal year 2012 to fiscal year 2013. Positive changes in contract terms and improvements in efficiency for overseas operations resulted in higher gross profit percentages for the work executed.

Environmental Services	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
GROSS REVENUE	$7,793	$7,525	$16,017	$15,465
Purchased services and materials, at cost	2,636	2,343	5,695	4,833
Direct costs of services and overhead	3,978	4,747	8,393	9,592
GROSS PROFIT	$1,179	$435	$1,929	$1,040
Gross profit percentage	15.1%	5.8%	12.0%	6.7%

Three Months Ended December 28, 2012 compared to the Three Months Ended December 30, 2011

Gross revenue for the second quarter of fiscal 2013 was $7.8 million, an increase of 4.0% compared to $7.5 million during the second quarter of the last fiscal year. This increase was due largely to a ramp up in work on PBR’s for the U.S Air Force at various installations across the United States.

Gross profit for the second quarter of fiscal 2013 tripled to $1.2 million, compared to $0.4 million in the second quarter of the last fiscal year. The increase in profitability is due to an increase in direct labor provided by us on the PBR’s and UXO projects. We implemented measures to increase utilization while reducing indirect labor expenses. Additionally we implemented the use of video conferencing and other technologies which led to a reduction in travel expenses. We continue to focus on to providing training and project management tools to our staff in order to increase project profitability.

Six Months Ended December 28, 2012 compared to the Six Months Ended December 30, 2011

Gross revenue for the first six months of fiscal 2013 was $16.0 million, an increase of 3.2% compared to $15.5 million during the corresponding period of the last fiscal year. This increase was primarily a result of the ramp up in PBR work for the U.S Air Force at various installations across the United States.

Gross Profit for the first six months of fiscal 2013 was $1.9 million, an increase of 90% compared to $1.0 million during the corresponding period of the last fiscal year. The increase in profitability is due to an increase in direct labor provided by us on the PBR’s and UXO projects. We also implemented measures to increase utilization while reducing indirect labor expenses. Additionally we implemented the use of video conferencing and other technologies which led to a reduction in travel expenses. We continue to focus on providing training and project management tools to our staff in order to increase project profitability.

Professional Services	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
GROSS REVENUE	$3,875	$3,750	$7,434	$7,262
Purchased services and materials, at cost	602	992	1,334	1,817
Direct costs of services and overhead	2,243	2,146	4,500	4,231
GROSS PROFIT	$1,030	$612	$1,600	$1,214
Gross profit percentage	26.6%	16.3%	21.5%	16.7%

Three Months Ended December 28, 2012 compared to the Three Months Ended December 30, 2011

Gross revenue for the second quarter of fiscal 2013 was $3.9 million, an increase of 2.6% compared to $3.8 million during the second quarter of the last fiscal year. This increase was primarily a result of winning more projects at a number of current Army installations nationwide. As a result, the number of on-site staff provided by us has increased by 6.6%.

Gross profit for the second quarter of fiscal 2013 was $1.0 million, an increase of 66.7% compared to $0.6 million during the second quarter of the last fiscal year. This increase was a result of winning more projects and thereby increasing the number of on-site staff provided by us. We also increased gross profit by implementing measures such as video conferencing to reduce travel and other overhead expenses.

Six Months Ended December 28, 2012 compared to the Six Months Ended December 30, 2011

Gross revenue for the first six months of fiscal 2013 was $7.4 million, an increase of 1.4% compared to $7.3 million during the corresponding period of the last fiscal year. This increase was primarily a result of winning more projects, and as a result, the number of on-site staff provided by us has increased.

Gross Profit for the first six months of fiscal 2013 was $1.6 million, an increase of 33.3% compared to $1.2 million during the corresponding period of the last fiscal year. This increase was primarily a result of increased revenue and staff efficiencies.

Liquidity and Capital Resources

Our working capital as of December 28, 2012 was approximately $24.8 million, an increase of $2.5 million compared to working capital at June 29, 2012. In addition, our current ratio at December 28, 2012 was 2.63 compared to 2.32 at June 29, 2012.

As discussed in Note G – Debt, On September 14, 2012, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including a slight increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of December 28, 2012. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5%. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no outstanding borrowings under the line of credit at December 28, 2012.

We financed a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At December 28, 2012 the outstanding aggregate principal balance of the notes was $0.8 million. We anticipate that the cash flows from Charron will continue to be sufficient to pay down the outstanding principal and interest balances of these notes in the foreseeable future.

We believe that our current cash balance of $13.7 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2013 fiscal year are approximately $1.1 million and will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2013 our employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units. The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of surrender.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 29 – October 26, 2012	9,983	$3.64	—	—
October 27 – November 23, 2012	—	$—	—	—
November 24 – December 28, 2012	—	$—	—	—
Total	9,983	$3.64	—	—

ITEM 6.          Exhibits

Exhibit No.	Description

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

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

Date: February 11, 2013

