Form 10-Q
period 2013-03-29
VERSAR INC
filed 2013-05-13
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 29, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 6, 2013
$.01 par value	9,613,587

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 29, 2013 (unaudited) and June 29, 2012.	3

	Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended March 29, 2013 and March 30, 2012.	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended March 29, 2013 and March 30, 2012.	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 29, 2013 and March 30, 2012.	6

	Unaudited Notes to Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

ITEM 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	20

ITEM 6.	Exhibits.	20

SIGNATURES		21

EXHIBITS

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	March 29, 2013	June 29, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,195	$8,012
Accounts receivable, net	30,961	25,598
Inventory	1,232	1,428
Prepaid expenses and other current assets	2,449	1,938
Deferred income taxes	2,446	2,305
Total current assets	45,283	39,281

Property and equipment, net	2,501	3,341
Deferred income taxes, non-current	551	193
Goodwill	7,515	7,418
Intangible assets, net	1,911	2,283
Other assets	919	861
Total assets	$58,680	$53,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,286	$5,415
Accrued salaries and vacation	2,504	3,124
Other current liabilities	4,445	7,409
Income tax payable	-	677
Notes payable, current	333	333
Total current liabilities	18,568	16,958

Notes payable, non-current	417	667
Deferred income taxes	792	332
Other long-term liabilities	1,098	1,037
Total liabilities	20,875	18,994

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,826,373 shares and 9,645,149 shares issued; 9,559,060 shares and 9,391,575 shares outstanding	98	96
Capital in excess of par value	29,583	29,047
Retained earnings	9,775	6,963
Treasury stock, at cost (267,313 and 253,574 shares, respectively)	(1,212)	(1,166)
Accumulated other comprehensive income loss; foreign currency translation	(439)	(557)
Total stockholders’ equity	37,805	34,383
Total liabilities and stockholders’ equity	$58,680	$53,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

GROSS REVENUE	$31,600	$25,748	$79,865	$90,312
Purchased services and materials, at cost	15,763	9,950	33,979	42,193
Direct costs of services and overhead	12,620	11,507	35,588	36,648
GROSS PROFIT	3,217	4,291	10,298	11,471

Selling, general and administrative expenses	1,877	2,120	6,051	6,399
Other expense	-	2	-	55
OPERATING INCOME	1,340	2,169	4,247	5,017

OTHER (INCOME) EXPENSE
Interest (income)	(3)	(4)	(4)	(72)
Interest expense	21	13	66	62
Write-off of uncollectible financing receivable	-	465	-	694
INCOME BEFORE INCOME TAXES	1,322	1,695	4,185	4,333

Income tax expense	280	732	1,372	1,729

NET INCOME	$1,042	$963	$2,813	$2,604

NET INCOME PER SHARE – BASIC	$0.11	$0.10	$0.30	$0.28

NET INCOME PER SHARE – DILUTED	$0.11	$0.10	$0.30	$0.28

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– BASIC	9,545	9,383	9,482	9,361

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– DILUTED	9,575	9,406	9,512	9,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited – in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

COMPREHENSIVE INCOME
Net income	$1,042	$963	$2,813	$2,604
Foreign currency translation adjustments	81	203	118	(271)
TOTAL COMPREHENSIVE INCOME	$1,123	$1,166	$2,931	$2,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	For the Nine Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$2,813	$2,604

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,376	1,280
Loss on sale of property and equipment	-	46
Change in provision for doubtful accounts receivable	(2)	414
Write-off of uncollectible financing receivable	-	694
(Gain)/Loss on life insurance policy cash surrender value	(23)	9
Deferred tax benefit	(39)	(407)
Share based compensation	314	199
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,361)	4,574
Decrease (increase) in prepaid and other assets	557	(517)
Decrease in inventories	199	4
Increase (decrease) in accounts payable	5,871	(4,875)
Decrease in accrued salaries and vacation	(619)	(569)
Decrease in other assets and liabilities	(2,683)	(1,110)
Decrease in income tax payable	(1,748)
Net cash provided by operating activities	655	2,346

Cash flows used in investing activities:
Purchase of property and equipment	(175)	(825)
Payments to settle earn-out obligations	0	(1,261)
Payment for Charron acquisition	(298)	-
Premiums paid on life insurance policies	(42)	(25)
Proceeds from notes receivable	0	346
Net cash used in investing activities	(515)	(1,765)

Cash flows used in financing activities:
Borrowings on line of credit	-	765
Repayments on line of credit	-	(765)
Proceeds from exercise of stock options	221	-
Repayment of notes payable	(249)	(1,417)
Purchase of treasury stock	(47)	(16)
Net cash used in financing activities	(75)	(1,433)

Effect of exchange rate changes	118	(43)
Net increase (decrease) in cash and cash equivalents	183	(895)
Cash and cash equivalents at the beginning of the period	8,012	6,017
Cash and cash equivalents at the end of the period	$8,195	$5,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 29, 2012. The results of operations for the three month and nine month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, ending on the Friday nearest June 30. The three month periods ended March 29, 2013 and March 30, 2012 each included 13 weeks and the corresponding nine month periods each included 39 weeks, respectively. Fiscal years 2013 and 2012 will both include 52 weeks.

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

NOTE B – BUSINESS SEGMENTS

In previous years, the Company operated in four business segments: Program Management, Environmental Services, Professional Services, and National Security. During fiscal year 2012, the Company’s management undertook a strategic initiative to assess the Company’s internal processes and organizational structures with the intention of identifying opportunities to streamline and improve these areas. As a result of this strategic initiative, the Company modified certain organizational structures in fiscal year 2012 which resulted in the realignment of the Company’s business segments. The Company’s operations were first reported based on these realigned segments in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012. As part of this realignment, the operations of the National Security business segment were primarily allocated to the previous Program Management Segment, which was renamed Engineering and Construction Management, and the remaining National Security operations were allocated to the Environmental Services business segment. Certain management lines of authority were also revised consistent with these structural changes. These segments were aligned based on the nature of the work, business processes, customer base and the business environment in which each of the segments operates. The Company’s resulting three business segments are as follows:

•	Engineering and Construction Management (“ECM”)
•	Environmental Services (“ESG”)
•	Professional Services (“PSG”)

The new alignment of the business segments is consistent with how the Company’s Chief Executive Officer (“CEO”) assessed our operations since completion of the 2012 initiative and will assess our operations going forward. The business segments have discrete financial information that is used by the CEO in allocating resources and making financial decisions. The CEO evaluates and measures the performance of the Company’s business segments based on gross revenue and gross profit although selling, general and administrative expenses, interest and income taxes have not been allocated to the Company’s business segments, for this analysis.

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

Presented below is summary operating information for the Company for the three month and nine month periods ended March 29, 2013 and March 30, 2012. The presentation of this information for the three month and nine month periods ended March 30, 2012 has been reclassified to conform to the realigned presentation.

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
GROSS REVENUE
Engineering and Construction Management	$15,149	$14,854	$39,966	$56,691
Environmental Services	12,796	7,089	28,813	22,554
Professional Services	3,655	3,805	11,086	11,067
	$31,600	$25,748	$79,865	$90,312

GROSS PROFIT (a)
Engineering and Construction Management	$1,537	$3,225	$5,090	$8,151
Environmental Services	1,124	237	3,053	1,277
Professional Services	556	829	2,155	2,043
	$3,217	$4,291	$10,298	$11,471

Selling, general and administrative expenses	1,877	2,120	6,051	6,399
Other expenses	-	2	-	55

OPERATING INCOME	$1,340	$2,169	$4,247	5,017

(a)	Gross Profit is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead.

NOTE C – ACCOUNTS RECEIVABLE

	As of
	March 29, 2013	June 29, 2012
	(in thousands)
Billed receivables
U.S. Government	$11,026	$13,596
Commercial	5,722	3,065
Unbilled receivables
U.S. Government	14,111	9,387
Commercial	1,568	1,018
Total receivables	32,427	27,066
Allowance for doubtful accounts	(1,466)	(1,468)
Accounts receivable, net	$30,961	$25,598

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected over the next twelve months; therefore, they have been presented as current assets in accordance with industry practice.

NOTE D – INVENTORY

The Company’s inventory balance includes the following:

	As of
	March 29, 2013	June 29, 2012
	(In thousands)
Finished goods	$684	$613
Raw materials	420	767
Work-in-process	128	48
Total	$1,232	$1,428

NOTE E – GOODWILL

The carrying value of goodwill at March 29, 2013 and June 29, 2012 was $7.5 million and $7.4 million, respectively. The Company’s goodwill balance was derived from the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of Professional Protection Systems, Ltd. and Advent Environmental, Inc. in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. A roll-forward of the carrying value of the Company’s goodwill balance, by business segment, is as follows (in thousands):

	Goodwill Balances
	Engineering and Construction Management	Environmental Services	Total

Balance, July 1, 2011	$3,790	$1,968	$5,758
Charron Acquisition	1,660	—	1,660
Balance, June 29, 2012	$5,450	$1,968	$7,418
Charron purchase price adjustment	97	—	97
Balance, March 29, 2013	$5,547	$1,968	$7,515

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

NOTE F – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	March 29, 2013	June 29, 2012
	(In thousands)
Project related reserves	$1,407	$2,116
Payroll related	661	2,684
Asset retirement obligation	663	663
Deferred rent	510	539
Earn-out obligations	432	432
Severance accrual	88	90
Other	684	885
Total	$4,445	$7,409

As of March 29, 2013 and June 29, 2012 the Company had contingent liabilities of approximately $0.4 million under earn-out payment provisions related to the acquisition of Charron.

NOTE G – DEBT

Line of Credit

On September 14, 2012, the Company’s $15 million line of credit facility with United Bank (the “Bank”) was amended and restated to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including an increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. As amended, borrowings under the line of credit bear interest at prime less 0.5% with an interest rate floor of 3.5%. The Company was in compliance with all financial ratio covenants under the facility as of March 29, 2013 and June 29, 2012. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no borrowings under the line of credit at March 29, 2013 and June 29, 2012.

Notes Payable

As part of the May 2012 acquisition of Charron, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. The Company has repaid approximately $286,000 of these notes, including approximately $36,000 of accrued interest. Accrued interest is recorded within the note payable line item on the consolidated balance sheet. At March 29, 2013 and June 29, 2012, the outstanding principal balance of the Charron notes payable was approximately $750,000 and $1,000,000, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Weighted average common shares outstanding – basic	9,545	9,383	9,482	9,361
Effect of assumed exercise of options and vesting of restricted stock unit awards, known as the treasury stock method	30	23	30	18
Weighted average common shares outstanding – diluted	9,575	9,406	9,512	9,379

For each of the three and nine month periods ended March 29, 2013, options to purchase approximately 16,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For each of the three and nine month periods ended March 30, 2012, options to purchase approximately 173,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE I – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the Company’s stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through March 29, 2013, a total of 314,560 restricted stock units have been issued under the 2010 Plan. There are 685,440 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the nine month period ended March 29, 2013, the Company awarded 205,000 restricted stock units to its executive officers and certain employees, which generally vest over a period of one or two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at March 29, 2013, was approximately $492,228, which if earned, will be recognized over the weighted average remaining service period of up to two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $95,000 and $79,000 for the three months ended March 29, 2013 and March 30, 2012, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $314,000 and $199,000 for the nine months ended March 29, 2013 and March 30, 2012, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Income.

Stock Option Activity

There were options to purchase 78,700 shares of the Company’s common stock outstanding and exercisable as of March 29, 2013 with a weighted average exercise price of $3.85, weighted average remaining contractual life of 1.49 years, and an aggregate intrinsic value of $302,911. No stock options were issued during the nine months ended March 29, 2013 or the nine months ended March 30, 2012.

The table below presents total non-qualified stock options granted under the Company’s 2010 Stock Incentive Plan and prior stock incentive plans:

	Optioned Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 29, 2012	65	$2.38	$154
Exercised	(46)	$(1.83)	(84)
Outstanding at March 29, 2013	19	$3.70	$70

NOTE J – INCOME TAXES

As of each of March 29, 2013 and June 29, 2012, the Company had approximately $2.2 million in net deferred income tax assets which arerelated to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of March 29, 2013 and June 29, 2012, the Company had $170,483 and $58,000, respectively, recorded as a valuation allowance. The effective tax rates were approximately 32.8% and 39.2% for the first nine months of fiscal 2013 and 2012, respectively. The decrease in effective tax rate in the first nine months of fiscal year 2013 was due to the decrease in permanent nondeductible expenses, the application of research and development tax credits, and tax provision to tax return true-ups.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three and nine month periods ended March 29, 2013 and March 30, 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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

Engineering and Construction Management Segment

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security solutions in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

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

Environmental Services Segment

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide range of federal and state agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide range of regulatory mandated services involving exposure assessment and regulatory review.
•	We provide support to the U.S. Army Corps of Engineers, U.S. Air Force, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This includes performance-based remediation (“PBR”) contracts for Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.

•	We hold a key UXO removal contract supporting one of the largest domestic U.S. Air Force testing and training ranges located at Nellis Air Force Base, Nevada. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for the U.S. Army. This center is the size of Rhode Island and provides live fire training for U.S. Army forces.

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

•	This business segment provides expert services for the U.S. Army’s Net Zero energy, water, and solid waste program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	This segment has installation restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation and in Puerto Rico.
•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	This segment provides staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

We believe that the remainder of our fiscal year 2013 and beyond will continue to offer significant challenges. For the near-term, it appears that the U.S. economy will continue to be challenged by reduced government funding, high unemployment, and debt reduction pressures that affect government spending patterns at all levels, including the sequestration process that commenced on March 1, 2013. We believe that each of our business segments has the expertise and is well positioned to address the challenges raised by these national economic issues and we have seen our work in Afghanistan re-energized by the recent award of the $170 million Afghan Personal Services Contract. We believe our broad range of project management skills will provide us with the capabilities to effectively target areas where ongoing government expenditures (both domestically and internationally) will be necessary, areas such as sustainable military range management, contingency operations support, and environmental assessments and remediation.

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

We believe our balance sheet is strong, and we are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended March 29, 2013 we had $8.2 million of cash on hand and a working capital balance of $26.7 million. We also continue to have access to a line of credit of $15 million.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of March 29, 2013, funded backlog was approximately $121 million, an increase of 24.7% compared to approximately $97 million at March 30, 2012 and a 30.1% increase when compared to the $93 million of backlog at the end of fiscal year 2012. This increase was due to an increase in the amount of awards won related to work in Afghanistan and recent PBR awards for the U.S. Air Force.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended March 29, 2013 and March 30, 2012:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(dollars in thousands)

GROSS REVENUE	$31,600	$25,748	$79,865	$90,312
Purchased services and materials, at cost	15,763	9,950	33,979	42,193
Direct costs of services and overhead	12,620	11,507	35,588	36,648
GROSS PROFIT	$3,217	$4,291	$10,298	$11,471
Gross profit percentage	10.2%	16.7%	12.9%	13.0%

Selling, general and administrative expenses	1,877	2,120	6,051	6,399
Other expense	-	2	-	55

OPERATING INCOME	1,340	2,169	4,247	5,017

OTHER (INCOME) EXPENSE
Interest (income)	(3)	(4)	(4)	(72)
Interest expense	21	13	66	62
Write-off of uncollectible financing receivable	-	465	-	694

INCOME BEFORE INCOME TAXES	$1,322	$1,695	$4,185	$4,333

Three Months Ended March 29, 2013 compared to the Three Months Ended March 30, 2012

Gross revenue for the third quarter of fiscal 2013 was $31.6 million, an increase of 22.7% compared to $25.7 million during the third quarter of the last fiscal year. This increase was primarily driven by a $5.4 million increase in ESG segment revenue from performance on PBRs for the U.S. Air Force and an additional $1.0 million of ECM segment revenue attributable to the operations of Charron acquired in May 2012. These increases were offset by a decline in our PSG segment revenue. We have experienced a shift in the work historically handled by our Professional Service group to small competitors who are competing for various installations; however we continue to look for new ways to increase our sub/prime contractor relationships with small firms to bring more value to the customer.

Purchased services and materials for the third quarter of fiscal 2013 was $15.8 million, an increase of 58.4% compared to $10.0 million experienced during the third quarter of the last fiscal year. This increase was largely due to the significant increase in subcontractor costs for the ESG segment related to the increase in PBR projects.

Direct costs of services and overhead for the third quarter of fiscal 2013 were $12.6 million, an increase of 9.7% compared to $11.5 million experienced during the third quarter of the last fiscal year. Cost increases in the ECM segment as the result of the Charron acquisition and cost increases in the PSG segment as a result of additional staff salaries at Joint Base Myer Henderson Hall (“JBMHH”) and Joint Base McGuire Dix Lakehurst (“JBMDL”) were offset by increased productivity in the ESG segment, attributable to UXO projects with improved ground conditions.

Gross profit for the third quarter of fiscal 2013 was $3.2 million, a decrease of 25.0% compared to $4.3 million during the third quarter of the last fiscal year. The gross profit percentage decreased approximately 7 percentage points to 10%, compared to 17% in the comparable period from the prior year. This abnormally low gross profit percentage compression was primarily due to a decline in the gross profit associated with the ECM segment due to the FY12 completion of the Iraq electrical inspection program and the completion of the Tooele Chemical Demilitarization program. However, this decrease in gross profit was partially offset by improved profits in the ESG segment, attributable to UXO projects.

Selling, general and administrative expenses for the third quarter of fiscal 2013 were $1.9 million, a decrease of 11.5% compared to $2.1 million during the third quarter of last fiscal year. This decrease was primarily attributable to a reduction in rent expense as we reduced the size of our leased space at the Springfield, VA location and negotiated rent reductions at the Columbia, MD location. In addition, cost reductions continue as we focused on controlling indirect labor and travel as the Company maintains focus on cost saving initiatives.

Income tax expense for the third quarter of fiscal 2013 was $0.3 million, a decrease of 61.7% compared $0.7 million during the third quarter of the last fiscal year. During the third quarter of fiscal 2013, income before income taxes was $2.2 million, an increase of 29.5% compared to $1.7 million during the third quarter of the last fiscal year. The effective tax rate was approximately 21.2% and 43.2% for the third quarter of 2013 and the third quarter of 2012, respectively. We were able to achieve this rate reduction by performing an analysis illustrating the Company was eligible for research and development tax credits based on work performed on certain projects.

Net income for the third quarter of fiscal 2013 was $1.0 million, an increase of 8.2% compared to net income during the third quarter of the last fiscal year due to the reasons described above. Net income per share, basic and diluted, for the third quarter of fiscal 2013 was $0.11. Net income per share, basic and diluted, for the third quarter of fiscal 2012 was $0.10.

Nine Months Ended March 29, 2013 compared to the Nine Months Ended March 30, 2012

Gross revenue for the first nine months of fiscal 2013 was $79.9 million, a decrease of 11.6% compared to $90.3 million during the same period of the last fiscal year. This decrease was primarily a result of a decrease in ECM segment domestic revenue of approximately $5.5 million related to the completion of the Tooele Chemical Demilitarization project and decreased revenue from domestic construction of approximately $5.6 million. Decreases to revenue were partially offset by increased ESG segment revenue attributable to PBRs and UXO projects, while PSG segment revenue remained flat.

Purchased services and materials for the first nine months of fiscal 2013 was $34.0 million, a decrease of 19.5% compared to $42.2 million during the same period of the last fiscal year. This decrease was largely due to decreases in the ECM segment as a result of the completion of the Toole project and reduced domestic construction.

Direct costs of services for the first nine months of fiscal 2013 were $35.6 million, a decrease of 2.9% compared to $36.6 million during the same period of the last fiscal year. Such costs remained relatively stable during the majority of the nine months ended March 29, 2013 and March 30, 2012, with the 2.9% decrease primarily due to activity discussed above for the three months ended for the comparable periods.

Gross profit for the nine months of fiscal 2013 was $10.3 million, a decrease of 10.2% compared to $11.5 million during the same period of the last fiscal year. The gross profit percentage remained flat at approximately 13.0%. We continue to focus on controlling costs by improving efficiencies on fixed price contracts and implementing measures to decrease overhead costs, such as renegotiating current office leases in order to reduce rent expense.

Selling, general and administrative expenses for the nine months of fiscal 2013 were $6.1 million, a decrease of 5.4% compared to $6.4 million during the same period of the last fiscal year. This decrease was primarily attributable to a reduction in rent expense due to reduction in leased space in the Springfield, VA location and reduced rent at the Columbia, MD location. A slight decrease in depreciation expense was due to minimal asset disposals and the fact that certain assets from the capital infrastructure investment are now fully depreciated. In addition, cost improvements continue as a result of steps implemented to control indirect labor and travel within the administrative function.

Income tax expense for the nine months of fiscal 2013 was $1.4 million, a decrease of 20.6% compared to $1.7 million during the same period of the last fiscal year. The effective tax rates were approximately 32.8% and 39.2% for the first nine months of fiscal 2013 and 2012, respectively. The decrease in effective tax rate in the first nine months of fiscal year 2013 was due to the decrease in permanent nondeductible expenses, the identification of research and development tax credits and tax provision to tax return true-ups.

Net income for the nine months of fiscal 2013 was $2.8 million, an increase of 8.0% compared to $2.6 million during the same period of the last fiscal year due to the reasons described above. Net income per share, basic and diluted, for the nine months of fiscal 2013 was $0.30. Net income per share, basic and diluted, for the nine months of fiscal 2012 was $0.28.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three and nine month periods ended March 29, 2013 and March 30, 2012. The dollar amounts in the three segment tables that follow are in thousands.

Engineering and Construction Management	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
GROSS REVENUE	$15,149	$14,854	$39,966	$56,691
Purchased services and materials, at cost	8,080	7,118	19,269	32,711
Direct costs of services and overhead	5,532	4,511	15,607	15,829
GROSS PROFIT	$1,537	$3,225	$5,090	$8,151
Gross profit percentage	10.1%	21.7%	12.7%	14.4%

Three Months Ended March 29, 2013 compared to the Three Months Ended March 30, 2012

Gross revenue for the third quarter of fiscal 2013 was $15.1 million, an increase of 2.0% compared to $14.9 million during the third quarter of the last fiscal year. This increase was partially attributable to the addition of $1.0 million in revenue attributable to the operations of Charron acquired in 2012, offset in part by an anticipated decrease in U.S. Air Force spending in Afghanistan. Management is currently focused on increasing business development efforts with other U.S. government and non-governmental agencies in the Middle East in order to offset reduced DoD business and minimize loss of revenues.

Gross profit for the third quarter of fiscal 2013 was $1.5 million, a decrease of 52.3% compared to $3.2 million during the third quarter of the last fiscal year. This decrease was abnormally large and was the result of the same factors mentioned above and includes the completion of the Iraq electrical inspection program in fiscal year 2012.

Nine Months Ended March 29, 2013 compared to the Nine Months Ended March 30, 2012

Gross revenue for the first nine months of fiscal 2013 was $40.0 million, a decrease of 29.5% compared to $56.7 million during the corresponding period of the last fiscal year. This decrease was primarily a result of anticipated reductions in government spending for international reconstruction operations both in Iraq for electrical inspection services and in Afghanistan for AFCEC Title II Construction Management Services. This slowdown was coupled with reduced domestic revenue of approximately $5.5 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012 and reduced revenue from domestic construction of approximately $5.6 million. Management is focusing domestic construction operations to specific locations and projects, which reduced revenue from these operations. Additionally, international management is currently focused on business development efforts with other U.S. government and non-governmental agencies internationally in order to offset reduced DoD business and minimize loss of revenues.

Gross profit for the first nine months of fiscal 2013 was $5.1 million, a decrease of 37.6% compared to $8.2 million during the corresponding period of the last fiscal year. This abnormal decrease was directly related the completion of the Tooele Chemical Demilitarization Project during fiscal year 2012 and the completion of the Iraq electrical inspection program. Continued improvements in operational efficiency both domestically and internationally resulted in a relatively stable profit margin when compared to the same nine month period of the last fiscal year.

Environmental Services	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
GROSS REVENUE	$12,796	$7,089	$28,813	$22,554
Purchased services and materials, at cost	7,017	1,981	12,712	6,814
Direct costs of services and overhead	4,655	4,871	13,048	14,463
GROSS PROFIT	$1,124	$237	$3,053	$1,277
Gross profit percentage	8.8%	3.3%	10.6%	5.7%

Three Months Ended March 29, 2013 compared to the Three Months Ended March 30, 2012

Gross revenue for the third quarter of fiscal 2013 was $12.8 million, an increase of 80.5% compared to $7.1 million during the third quarter of the last fiscal year. This increase was primarily attributable to a $5.4 million increase in work being performed on PBRs for the U.S Air Force, reflecting the transition from the planning phases to labor intensive phases at several bases as well as the onset of other PBR work at additional bases. Additionally, there was a $0.3 million increase in revenue attributable to our UXO projects at Nellis AFB and Fort Irwin, CA.

Gross profit for the third quarter of fiscal 2013 more than tripled to $1.1 million, compared to $0.2 million in the third quarter of the last fiscal year. The gross profit margin improvement primarily reflects the $0.3 million project profit attributable to the UXO project at Fort Irwin, CA. The segment continues to see an increase in profitability as a result of an increase in direct labor it provides to the PBR’s and UXO projects.

Nine Months Ended March 29, 2013 compared to the Nine Months Ended March 30, 2012

Gross revenue for the first nine months of fiscal 2013 was $28.8 million, an increase of 27.8% compared to $22.6 million during the corresponding period of the last fiscal year. This increase is primarily attributable to a $9.5 million increase in work being performed on PBRs for the U.S. Air Force reflecting both the transition from planning phases to site-work phases, and the startup of PBR activities at additional bases.

Gross profit for the first nine months of fiscal 2013 was $3.1 million, an increase of 139.1% compared to $1.3 million during the corresponding period of the last fiscal year. Gross profit margin improvement primarily reflects the $0.3 million project profit attributable to the UXO project at Fort Irwin, CA. The segment continues to see an increase in profitability as a result of an increase in direct labor it provides on the PBRs and UXO projects.

Professional Services	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
GROSS REVENUE	$3,655	$3,805	$11,086	$11,067
Purchased services and materials, at cost	666	851	1,998	2,668
Direct costs of services and overhead	2,433	2,125	6,933	6,356
GROSS PROFIT	$556	$829	$2,155	$2,043
Gross profit percentage	15.2%	21.8%	19.4%	18.5%

Three Months Ended March 29, 2013 compared to the Three Months Ended March 30, 2012

Gross revenue for the third quarter of fiscal 2013 was $3.7 million, a decrease of 3.9% compared to $3.8 million during the third quarter of the last fiscal year. This decrease was primarily driven by the reduction in work from various installations and award delays. We have seen an increase in solicitations aimed at small businesses; however we continue to look for new ways to increase our sub/prime contractor relationships with small firms to bring more value to the customer.

Gross profit for the third quarter of fiscal 2013 was $0.6 million, a decrease of 33.0% compared to $0.8 million during the third quarter of the last fiscal year. This decrease was driven by the items discussed above; however, the decrease in gross profit percentage was due to an increase in overhead expenses for staff salaries at JBMHH and JBMDL to compensate for the certain stop work orders, and other contract award delays.

Nine Months Ended March 29, 2013 compared to the Nine Months Ended March 30, 2012

Gross revenue for the first nine months of fiscal 2013 was flat at $11.1 million compared to the corresponding period of the last fiscal year. Decreases in revenue that were driven by the reduction in work from various installations discussed above were off-set by this segment’s ability to win more projects, such as the 88th Regional Support Command, during the first half of the year, and as a result, the number of on-site staff provided by the segment has increased.

Gross profit for the first nine months of fiscal 2013 was $2.2 million, an increase of 5.5% compared to $2.0 million during the corresponding period of the last fiscal year. In addition to winning profitable projects (JBLM, 88th RSC) during the first half of the year, this segment improved gross profit as a result of a decrease in overhead salaries following the departure of a Senior Vice President.

Liquidity and Capital Resources

Our working capital as of March 29, 2013 was approximately $26.7 million, an increase of $4.4 million compared to working capital at June 29, 2012. In addition, our current ratio at March 29, 2013 was 2.44 compared to 2.32 at June 29, 2012.

As discussed in Note G – Debt, On September 14, 2012, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including a slight increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of March 29, 2013. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5%. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company had no outstanding borrowings under the line of credit at March 29, 2013.

We financed a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At March 29, 2013 the outstanding aggregate principal balance of the notes was $0.8 million. We anticipate that the cash flows from Charron will continue to be sufficient to pay down the outstanding principal and interest balances of these notes in the foreseeable future.

We believe that our current cash balance of $8.2 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2013 fiscal year are approximately $1.1 million and will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6.	Exhibits

Exhibit No.	Description

4.1	Versar, Inc. Restated Employee 401(k) Plan (1)

4.2	Amendment to the Plan implementing automatic enrollment unless the participant makes a contrary election (1)

4.3	Amendment merging the Advent 401(k) Profit Sharing Plan and Trust with and into the Plan (1)

4.4	Amendment to Plan implementing 1% automatic annual increase of deferral amount to all participants under 6% deferral rate effective January 1, 2013, until the deferral amount reaches a maximum cap of 6% (1)

4.5	Amendment to the Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan (1)

4.6	Amendment to the Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan (1)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

(1)	Incorporated by reference to Exhibits 4.1 through 4.6 attached to that certain Form S-8 filed by the Registrant on March 22, 2013.

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

Date: May 13, 2013

