Form 10-K
period 2013-06-28
VERSAR INC
filed 2013-09-12
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 28, 2013	No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 2012 was approximately $32.1 million

The number of shares of Common Stock outstanding as of August 23, 2013 was 9,642,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and its consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2013 included 53 weeks, its fiscal year 2012 included 52 weeks, and its fiscal year 2011 included 53 weeks.

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

Fiscal Year 2013 proved to be a challenging year for Versar, with decreased revenue and net income, compared to 2012, although our balance sheet remains strong and is a reflection of our ability to continue to improve liquidity and working capital. Ongoing macro-economic issues, such as sequestration, and ongoing federal budget issues resulted in slower and fewer contract awards across the federal government. However, this has caused an increased focus by our customers on the value of services provided. Both the commercial and government sectors are adjusting their needs to the new economic environment of constrained budgets and staffing, which is demanding greater productivity and value-oriented solutions from service providers. Additionally, management has decided that the Company’s chemical laboratory operation (“Lab”), domestic telecommunications (“Telecom”) operation, and U.S. product line (“Products”) are no longer aligned with the Company's business strategy. As such, management has elected to discontinue the Company’s operations in these three components and has ended revenue generating business operations.

Selling into this new economic environment has required increased emphasis on managing customer risk, whether that risk is related to construction oversight, as is the case with our work in Afghanistan and Iraq, or sustainability risk, as is the case with our commercial and U.S. based government work. This economic environment has also driven heavy investment in business development activities designed to specifically tailor responses to a customer’s value solution and sustainability needs. We have invested in new internal technologies to streamline processes and increase productivity and have realized benefits from continued cost reduction efforts concentrated on our fixed and controllable expenses.

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

Business Segments

The company is aligned into three reportable segments: Engineering and Construction Management, Environmental Services, and Professional Services; all described below.

Engineering and Construction Management (“ECM”)

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

•	Title I services entail a broad range of expertise including project scoping/development, design, cost estimation, value engineering, and feasibility studies. Title II services involve construction oversight, configuration management, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization, scheduling, and quality assurance/control. Title III services are the actual construction services. Certain staff members in this business segment also hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers, project and construction management services for the District of Columbia Courts, and other construction efforts. Work has also been concentrated in the local/municipal marketplace where we manage and construct water and wastewater infrastructure projects.
•	This segment continues to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.

Environmental Services (“ESG”)

This business segment, provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 25 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review. Furthermore, we provide support to the U.S. Army Corps of Engineers and many local municipal entities assisting with environmental compliance, biological assessments, and natural resource management.
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River (PA, NJ, and DE) is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country and support (via a subcontract) a large Department of Defense (“DOD”) chemical warfare agent testing center. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for DOD. This center is the size of Rhode Island and provides live fire training for U.S. Army forces.

•	ESG is the prime contractor on three performance-based remediation (“PBR”) Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Remediation and Construction (“WERC”) contract for the U.S. Air Force Civil Engineering Center (“AFCEC”). Each of the three contracts provide multi-year environmental restoration programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

Professional Services (“PSG”)

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

•	This business segment provides expert services for Net Zero (Energy, Waste, and Water), sustainability and mission program support for U.S. Army installations. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	This segment has Installation Restoration managers fielded under the Defense Environmental Restoration Program to clean up landfill and disposal sites throughout the nation and in Puerto Rico.
•	Versar serves the joint military base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	This segment provides staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Revenue Earned by Geographic Location

Our consolidated gross revenue from continuing operations for fiscal year 2013 was $102.6 million, of which approximately $100.0 million was funded with U.S. currency and approximately $2.6 million of the remainder was derived from our PPS subsidiary in the United Kingdom. Approximately 39% of our fiscal year 2013 business was conducted in international locations, which included our reconstruction work in Iraq and Afghanistan.

Our consolidated gross revenue from continuing operations for fiscal year 2012 was $115.0 million, of which approximately $105.7 million was funded with U.S. currency and approximately $3.7 million of the remainder was derived from our PPS subsidiary in the United Kingdom. Approximately 36% of our fiscal year 2013 business was conducted in international locations, which included our reconstruction work in Iraq and Afghanistan.

Our Strategy

For the near-term, we believe the United States economy will continue to be sluggish. For several years we have noted that ongoing macro issues have resulted in slower and fewer contract awards across the federal government. However, our increased focus and investment in business development has allowed Versar to significantly increase both new orders and backlog. At the same time, however, the more rapid than expected decline in demand for a number of our niche offerings, such as laboratory testing and US-based hazmat suits (businesses that we have recently discontinued), has reinforced the need to constantly review and refine Versar’s strategy for the future. We continue to strongly believe that our Company’s capabilities and strengths align well with the future needs and demands of our clients. The federal government continues to fund areas that clearly align with Versar’s program management services – environmental remediation, sustainable firing range utilization/management, ongoing investments in military base efficiencies and renovation, and continued embracing of energy and environmental sustainability at US facilities around the world. The same is true at the state and local levels, where we are seeing increased levels of expenditure on infrastructure and environmental remediation. Internationally and commercially, we also see very strong alignment – increased awareness of the environment in lesser developed countries, renewed domestic construction and its associated project issues, increased natural resource extraction infrastructure demands in hazardous regions, as well as the United States’ continued presence in Afghanistan and other parts of the Middle East and South East Asia.

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

Competition

We face substantial competition in each market in which we operate as our markets become more crowded and price sensitive. Our competitors are often larger and have greater financial resources than us, which means that we have to be selective in our marketing and sales efforts and more adept in developing strategic partnerships to enhance our competitive advantage. We also believe that our larger size and diversified service offerings relative to the smaller, niche companies with which we also compete provide us with a competitive advantage.

Our business segments, consisting of ECM, ESG, and PSG, reflect a mix of business that we continue to believe will provide stability, while continuing to represent our core capabilities. Additionally, the combination of our core capabilities is an important selling feature as customers look for one source to meet their needs. We have seen that we are competitive among the firms that combine environmental health and safety/risk assessment and engineering design and construction capability in one package. We are actively pursuing customers that require these combined services as we leverage our capabilities into the changing economic environment.

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

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. Based on past experience, the Company believes that approximately 90% of funded backlog will be performed in the succeeding twelve month period. However, no assurance can be given that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts to ours may not calculate backlog in the same manner we do, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of June 28, 2013, funded backlog was approximately $108 million, an increase of approximately 16% compared to approximately $93 million of funded backlog at the end of the fiscal year 2012. This increase reflects the award of several large long term contracts and is indicative of the high quality proposals that were developed as a result of proposal preparation staff training and business development investments over the past several years.

Our proposal pipeline is strong with multiple large long-term contract proposals awaiting award results that hold the possibility for further increasing our backlog. The outlook for the future indicates the ability to further increase our backlog as a result of our continued strong proposal efforts and pipeline.

Employees

At June 28, 2013, we had approximately 450 full-time employees, of which seventy-five percent are engineers, scientists, and other professionals.  Seventy-one percent of our professional employees have a bachelor’s degree, thirty-three percent have a master’s degree, and three percent have a doctorate degree.

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

Contracts with agencies of the United States government and various state and local governments represented approximately 97% of our revenue in fiscal year 2013, with only 3% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:

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

A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;
•	compliance with the U.S. Foreign Corrupt Practices Act;
•	compliance with the U.K Bribery Act;
•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;
•	contract award and funding delays;
•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from foreign local business practices and cultural considerations; and
•	potential military conflicts, civil strife and political risks.

  While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. During fiscal years 2013, 2012, and 2011, revenue generated from our operations in international locations, which included our reconstruction work in Iraq and Afghanistan, contributed 39%, 36%, and 40% of our revenue, respectively. We have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under our contracts, but we may not be able to recover from future increases, if required, from our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel.

Shifts in governmental priorities could potentially impact our contracts in certain regions.

In extreme circumstances, the U.S. government may decide to terminate all U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. Any of the foregoing could severely affect our operating performance and may result in additional costs and expenses and loss of revenue.

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

In addition to internal or organic growth, our current growth strategy involves growth through acquisitions of complementary businesses as well as growth from acquisitions that would diversify our current service offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy as we may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our general objective only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potentially dilutive issuances of securities. As a result of the consummation of acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. We may not realize the full anticipated benefit of any acquired business that has operated as a small business (as determined by the Small Business Administration based upon the North American Industry Classification Systems) if following their acquisition by us certain of their contracts are revoked or not renewed because they fail to continue to maintain small business status.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse economic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. In particular, if the U.S. government changes its operational priorities in Iraq and/or Afghanistan, reduces the DOD Operations and Maintenance budget or reduces funding for Department of State initiatives in which we participate, our business, financial condition and results of operations could be severely affected.

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the U.S. government, and the spending patterns of our private sector clients;
•	the hiring and utilization rates of employees in the United States and internationally;
•	the number and significance of client engagements commenced and completed during the period;
•	the delays incurred in connection with an engagement because of weather or other factors;
•	the ability to work within foreign countries’ regulations, tax requirements and obligations;
•	the business, financial, and security risks related to working in foreign countries;
•	the ability of clients to terminate engagements without penalties;
•	the creditworthiness and solvency of clients;
•	the size and scope of engagements;
•	the delay in federal, state and local government procurements;
•	the ability to perform contracts within budget or contractual limitations;
•	the timing of expenses incurred for corporate initiatives;
•	any threatened or pending litigation matters;
•	periodic reductions in the prices of services offered by our competitors;
•	the likelihood of winning the re-bids of our existing large government contracts;
•	the general economic and political conditions;
•	the loss of a major contract or the shutdown of a major program;
•	the volatility of currencies in foreign countries; and
•	the integration of any acquisition or the ability of an acquired business to continue to perform as in the past.

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

Our success will depend on our ability to keep pace with changing technologies which can occur rapidly in our core business segments. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

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

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C.  Versar currently leases 40,507 square feet from Springfield Realty Investors, LLC.  The rent is subject to two percent escalation per year through December 31, 2021.

As of June 28, 2013, we had under lease an aggregate of approximately 131,000 square feet of office and manufacturing space in the following locations (parenthetical reference of business segments using space): Dulles (ECM), Springfield (All segments), Lynchburg (ECM), and Virginia Beach (PSG), VA; Chandler, AZ (ESG); Sacramento, CA (ESG); Westminster, CO (All segments); Louisville, KY (ESG); Columbia (ESG), and Germantown, MD (ESG); Charleston, SC (ESG); San Antonio, TX (ESG); Clark Air Force Base (ECM), Makati City (ECM), the Republic of Philippines; Milton Keynes (ECM), U.K. and Abu Dhabi (ECM and ESG), United Arab Emirates.  The lease terms primarily range from two to six years.

Item 3. Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of any current ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of Versar, their ages as of August 23, 2013, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION(S) WITH THE COMPANY

Anthony L. Otten	57	Chief Executive Officer

Jeffrey A. Wagonhurst	65	President and Chief Operating Officer

Cynthia A. Downes	52	Executive Vice President, Chief Financial Officer,
		Treasurer and Principal Accounting Officer

J. Joseph Tyler	64	Senior Vice President, Director of Strategic
		Initiatives

Joshua J. Izenberg	40	Senior Vice President, General Counsel,
		Secretary and Corporate Compliance Officer

Jeffrey M. Moran	50	Senior Vice President, Environmental Services
		Group

Lee A. Staab	56	SVP, Engineeering and Construction Management and President, Versar International, Inc.

Eileen Adenan	47	Corporate Vice President of Human Resources

Linda McKnight	64	Senior Vice President of Business Development

Rob Biedermann	52	Senior Vice President of Engineering and Construction Management; Domestic Construction

Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (“CEO”) in February of 2010. Prior to becoming CEO, he had served on Versar's Board of Directors for two years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2011, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a Bachelor of Science degree from the Massachusetts Institute of Technology and a Masters in Public Policy from Harvard’s Kennedy School of Government.

Jeffrey A. Wagonhurst, MBC, MBA, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead our former Program Management business unit (now ECM). In May 2009, Mr. Wagonhurst was promoted to Executive Vice President, Program Management Group. In February 2010, Mr. Wagonhurst was promoted to President and Chief Operating Officer of Versar. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He commanded a Combat Engineer Brigade and Battalion during his service as well as previously serving as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.

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

Jeffrey M. Moran, BS, PE, joined Versar in May 2009 as a Senior Vice President for Versar’s Compliance and Environmental Programs business segment, now the Environmental Services business segment. Mr. Moran brings more than 20 years of experience to Versar and most recently worked in management positions for Tetra Tech from February 1992 to June 1995, Dewberry from June 1995 to June 2003 and Tetra Tech from June 2003 to May 2009. Mr. Moran has managed over $50 million in United States Army Corps of Engineer contracts. He is a Civil Engineer registered in the states of Maryland and Virginia and the District of Columbia. Mr. Moran is also active in the Society of American Military Engineers where he has held various executive posts with the Northern Virginia Chapter and the Mid-Atlantic Region.

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

Eileen P. Adenan, BA, M.Ed, joined Versar in July 2012 as Senior Director of Human Resources.  In December 2012, she was promoted to Vice President of Human Resources, and in May 2013 she was elected to Corporate Vice President of Human Resources.  From February 1999 to July 2012, Ms. Adenan was a Senior Associate at Booz Allen Hamilton, a management and technology consulting firm, based in Mclean, VA.  During her 13 year tenure with Booz Allen Hamilton, Ms. Adenan held various leadership positions within the Human Resources organization including Senior Human Resources Business Partner for the last seven years of her tenure.  Ms. Adenan also spent 11 years with the Department of Navy in Human Resources.

Linda M. McKnight, AA, joined Versar in April 2013 as Director of Business Development.  In May of 2013, she was elected as Senior Vice President in charge of business development and strategy.  Ms. McKnight has more than 29 years' of experience in sales and marketing for environmental, engineering, construction, and logistics services in both domestic and international markets.  She has held senior management sales positions with Tetra Tech and Kellogg Brown & Root (KBR) over the past 24 years.  From 2010 to 2013, she provided business development consulting to firms focused on enhancing internal sales processes to grow environmental and engineering services to federal clients.  Ms. McKnight is a Fellow and active member in the Society of American Military Engineers and serves on the Board of the Society's Academy of Fellows.  She is the Immediate Past President of Women in Defense, Capital Chapter.

Rob A. Biedermann, BS, MS, joined Versar in May of 2010 serving as the Afghanistan In-Country Program Manager.   In July 2011, he was assigned as the Program Manager for Versar’s Tooele Chemical Demilitarization Project completing the project and demobilization in June 2012.  In July 2012, Mr. Biedermann was appointed Vice President and assumed responsibility for Domestic Operations of the Engineering and Construction Management Group.  Mr. Biedermann was elected to Senior Vice President in August 2013. He served in the US Army for 12 years departing in 1997 as a Corps of Engineers Major to include service in Operations Desert Shield and Storm, the 101st Airborne Division (Air Assault) and Mobile District, US Army Corps of Engineers.  He served as the Construction Operations Manager and General Manager for JB Rodgers | Kinetics from June of 1997 to March of 2003 managing revenues up to $210mm.  From 2003 to 2010, Mr. Biedermann served as the Chief Operating Officer and President of JB Henderson Construction, Inc. of Albuquerque, NM managing with revenues of up to $100mm.  He was an Executive Board Member of the Sheet Metal and Air Conditioning Contractor’s National Association and Labor Arbitrator.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE MKT (formerly NYSE Amex) under the symbol VSR. At June 28, 2013, the Company had 905 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE MKT during fiscal years 2013 and 2012 are presented below.

Fiscal Year 2013	High	Low

4th Quarter	$4.64	$4.06
3rd Quarter	4.77	3.85
2nd Quarter	4.24	3.38
1st Quarter	3.64	2.95

Fiscal Year 2012	High	Low

4th Quarter	$3.25	$2.14
3rd Quarter	3.20	2.55
2nd Quarter	3.35	2.60
1st Quarter	3.22	2.37

No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our primary bank for the payment of any dividends. We have established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar and its affiliates. Currently, there are four stock option plans under which options remain outstanding, which were previously approved by the stockholders: the 2010 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1996 Stock Option Plan. We do not maintain any equity compensation plans not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	66,000	$3.79	706,190

Purchase of Equity Securities

During the last quarter of fiscal year 2013, our employees surrendered shares of common stock to us to pay tax obligations due upon the vesting of restricted stock units as reflected in the table below. The purchase price of this stock was based on the closing price of our common stock on the NYSE MKT on the date of surrender.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1- 30, 2013	960	$4.33	—	—
May 1-30, 2013	—	—	—	—
June 1- 28, 2013	1,747	4.49	—	—
Total	2,707	4.43	—	—

The graph below matches Versar, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, and two customized peer groups of companies that includes a peer group of four companies, which are: Arcadis NV, Michael Baker Corp., Ecology & Environment Inc. and Matrix Service Company; and another group of five companies which are Aecom Technology Corp., Arcadis NV, Ecology & Environment Inc., TRC Companies Inc. and URS Corp.. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/30/2008 to 6/30/2013.

	6/08	6/09	6/10	6/11	6/12	6/13

Versar, Inc.	100.00	82.71	66.67	66.83	62.71	94.58
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
Old Peer Group	100.00	79.90	79.04	98.95	92.35	115.04
New Peer Group	100.00	103.25	82.85	99.67	74.09	112.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Trends

Fiscal Year 2013 proved to be a challenging year for Versar, with decreased revenue and net income, compared to 2012, although our balance sheet remains strong and is a reflection of our ability to continue to improve liquidity and working capital. Ongoing macro-economic issues, such as sequestration and ongoing federal budget issues resulted in slower and fewer contract awards across the federal government.

For the near-term, it appears that the United States government continues to face substantial fiscal and economic challenges that affect funding for its non-discretionary and discretionary budgets. We believe these conditions will continue based on a variety of factors, including the continued effects of high unemployment, the continuing weak European financial markets, and the existence of debt reduction pressures which will continue to put pressure on a full economic recovery.

In this challenging economic environment, we focus on those opportunities where funding is non-discretionary for our customers such as Sustainable Range Management, Unexploded Ordnance, Performance Based Remediation, and construction contract management. We will also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades. We have invested heavily in business development activities designed to specifically tailor responses to a customer’s value solution and sustainability needs. We have invested in new internal technologies to streamline productivity and have realized benefits from continued cost reduction efforts concentrated on our fixed and controllable expenses.

We have decided to discontinue the operations of our Lab, Telecom, and Products components as they are no longer aligned with our business strategy and have ended revenue generating business operations.

We believe that Versar’s business segments have the expertise to identify and respond to the challenges raised by the global economic issues we face and are positioned in the coming year to address these concerns. Our business operates through the following three business segments: ECM, ESG, and PSG.

These segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

There are risk factors or uncertainties that could significantly impact our future financial performance. A sample of these risks is listed below. For a complete discussion of these risk factors and uncertainties refer to Item 1A. Risk Factors, herein.

•	We operate in highly competitive industries;
•	A reduction or delay in pending awards by government agencies could adversely affect us;
•	Our inability to win or renew government contacts could adversely affect us;
•	We are exposed to risks associated with operating internationally;
•	Our failure to properly manage projects may result in additional costs or claims;
•	An economic downturn may adversely affect our business;
•	In order to succeed we need to keep up with a variety of rapidly changing technologies;
•	We are highly dependent on key personnel;
•	Future acquisitions may not go as expected and may have unexpected costs and consequences;
•	The government may adopt new contract laws or regulations at any time.

Consolidated Results of Operations

The table below sets forth our consolidated results of continuing operations for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011. The dollar amounts are in thousands:

	For the Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
GROSS REVENUE	$102,622	$114,970	$128,509
Purchased services and materials, at cost	44,070	51,531	65,669
Direct costs of services and overhead	44,865	46,988	47,539
GROSS PROFIT	$13,687	$16,451	$15,301
Gross profit percentage	13%	14%	12%

Selling, general and administrative expenses	$7,603	$8,083	$8,025
Other expense (income)	(182)	199	423
OPERATING INCOME	6,266	8,169	6,853

OTHER EXPENSE (INCOME)
Write-off of uncollectible financing receivable	—	694	—
Interest income	(28)	(70)	(182)
Interest expense	86	182	117
INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	$6,208	$7,363	$6,918
Loss from discontinued operations before income taxes	(2,751)	(463)	(1,026)
INCOME BEFORE INCOME TAXES	3,457	6,900	5,892

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $102.6 million, a decrease of 11% compared to $115.0 million during the 2012 fiscal year. This decrease was primarily a result of a decrease in ECM segment domestic revenue of approximately $15.4 million related to the completion in fiscal year 2012 of the Tooele Chemical Demilitarization project and decreased revenue in fiscal year of 2013 from domestic construction. Decreases in revenue were partially offset by increased ESG segment revenue attributable to PBRs and UXO projects, while the PSG segment revenue remained flat.

Purchased services and materials for fiscal year 2013 was $44.0 million, a decrease of 14% compared to $51.5 million during the 2012 fiscal year. This decrease was largely due to decreases in the ECM segment as a result of the completion of the Tooele project and reduced domestic construction.

Direct costs of services and overhead for fiscal year 2013 were $44.9 million, a decrease of 5% compared to $47.0 million during the 2012 fiscal year. The decrease was attributable to reduced activity related to the close out of the Tooele Chemical Demilitarization project, partially offset by increased work in our ECM business segment from the Title II Construction Management Services projects and electrical inspection projects.

Gross profit for fiscal year 2013 was $13.7 million, a decrease of 17% compared to $16.5 million during the 2012 fiscal year. The gross profit percentage declined slightly by 1% to 13% from 14% in fiscal year 2012.

Selling, general and administrative expenses for fiscal year 2013 were $7.6 million a decrease of 6% compared to $8.1 million during the 2012 fiscal year. This decrease was primarily attributable to a reduction in rent expense as we reduced the size of our leased space at the Springfield, VA location. In addition, cost reductions continue as we focused on controlling indirect labor and travel as the Company maintains its focus on cost saving initiatives.

Other operating income for fiscal year 2013 was $0.2 million, compared to other operating expense of $0.2 million during the 2012 fiscal year. During 2013 this line item includes $0.2 of income related to the change in the Charron contingent earn out consideration and during 2012 included costs associated with acquisitions.

Operating income for fiscal year 2013 was $6.3 million, a decrease of 23% compared to $8.2 million during the 2012 fiscal year. Declines in gross profit were partially offset by a corresponding reduction is general and administrative expenses.

The 2012 “write-off of uncollectible financing receivable” line item above is comprised of the write-off of approximately $0.7 million that resulted from the determination during fiscal year 2012 that a financing receivable was uncollectible.

Income tax expense for fiscal year 2013 was $2.1 million as compared to income tax expense of $2.9 million during the 2012 fiscal year. The effective tax rate was approximately 33% and 39% for 2013 and 2012, respectively. We were able to achieve this rate reduction by performing an analysis illustrating the Company was eligible for research and development tax credits based on work performed on certain projects.

Net income from continuing operations for fiscal year 2013 was $4.1 million, a decrease of 8% compared to net income from continuing operations of $4.5 million during the 2012 fiscal year. Net income per share, basic and diluted for continuing operations was $0.43 compared to net income per share for continuing operations, basic and diluted, of $0.48 for fiscal year 2012. Net loss per share, basic and diluted, for discontinued operations for fiscal year 2013 was $0.18 compared to net loss per share for discontinued operations, basic and diluted, of $0.03 during the 2012 fiscal year. The decrease in net income and net income per share primarily resulted from our decrease in gross profit, in addition to a significant write-off of an uncollected receivable account of approximately $0.4 million.

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $115.0 million, a decrease of 11% compared to $128.5 million during the 2011 fiscal year. The 2012 fiscal year decrease partially resulted from nonrecurring equipment purchase revenue recorded during the 2011 fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project in our ECM business segment. Additionally, the decrease resulted from the fact that fewer projects were awarded to our ESG business segment during fiscal year 2012. In the second half of fiscal year 2012 the ESG business segment submitted a large number of business proposals in an attempt to bolster their pipeline and increase the number or projects awarded. The decrease in revenue was partially offset by an increase in revenue during the 2012 fiscal year within our ECM business segment resulting from additional awards of Title II Construction Management Services projects and electrical inspection projects.

Purchased services and materials for fiscal year 2012 was $51.5 million, a decrease of 22% compared to $65.7 million during the 2011 fiscal year. The decrease largely resulted from the nonrecurring equipment purchase and subcontractor costs for the Tooele Chemical Demilitarization project that occurred in the 2011 fiscal year and also from a decrease in projects awarded to our ESG business segment.

Direct costs of services and overhead for fiscal year 2012 were $47.0 million, a decrease of 1% compared to $47.5 million during the 2011 fiscal year. The decrease was attributable to reduced activity related to the anticipated close out of the Tooele Chemical Demilitarization project, partially offset by increased work in our ECM business segment from the Title II Construction Management Services projects and electrical inspection projects.

Gross profit for fiscal year 2012 was $16.5 million, an increase of 8% compared to $15.3 million during the 2011 fiscal year. This increase results from the improved performance in the ECM business segment during 2012, partially offset by a decline in gross profit in the ESG business segment.

Selling, general and administrative expenses for fiscal year 2012 were $8.1 million, relatively flat when compared with the 2011 fiscal year. The 2012 fiscal year included expenditures to enhance our information technology backbone and to create a more efficient work environment by moving significant amounts of our document management and technology collaboration on-line. Fiscal year 2011 included approximately $0.2 million of severance costs related to the departure of our former Chief Financial Officer.

Other operating expenses for fiscal year 2012 were $0.2 million, a decrease of approximately 50% when compared to the 2011 fiscal year. This line item includes costs associated with acquisitions.

Operating income for fiscal year 2012 was $8.2 million, an increase of 19% compared to $6.9 million during the 2011 fiscal year. The increase in operating income primarily resulted from an increase in gross profit during fiscal year 2012.

The “write-off of uncollectible financing receivable” line item above is comprised the write-off of approximately $0.7 million that resulted from the determination during fiscal year 2012 that a financing receivable was uncollectible.

Income tax expense for fiscal year 2012 was $2.9 million as compared to income tax expense of $2.8 million during the 2011 fiscal year. The effective tax rate of 41.5% was higher in fiscal year 2011 compared to a rate of 39.2% in fiscal year 2012, due to discrete tax items and book versus tax expense variances.

Net income for fiscal year 2012 was $4.5 million, an increase of 9% compared to net income of $4.1 million during the 2011 fiscal year. Net income per share, basic and diluted, for continuing operations for fiscal year 2012 was $0.48 compared to net income per share, basic and diluted, for continuing operations of $0.44 during the 2011 fiscal year. The increase in net income and net income per share primarily resulted from an increase in gross profit, partially offset by the write-off of the uncollectible financing receivable.

Results of Operations by Business Segment

During fiscal year 2012 management realigned the Company’s organizational structure resulting in its operations being reorganized into the following three business segments: (1) ECM, (2) ESG, and (3) PSG. During fiscal year 2013, management revised its method of allocating overhead to the segments in order to refine the information used by our Chief Operating Decision Maker (“CODM”). The presentation of 2012 and 2011 has been reclassified to conform to the 2013 presentation. The new methodology allocates certain overhead costs proportionally on the basis of direct labor, while the old methodology allocated such overhead costs on a non-proportional basis.

The tables below set forth the operating results for these three business segments for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011, not including discontinued operations.

ECM

	For the Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)

GROSS REVENUE	$49,270	$69,173	$72,543
Purchased services and materials, at cost	24,580	39,074	46,273
Direct costs of services and overhead	13,172	13,276	17,233
GROSS PROFIT, from continuing operations	$11,518	$16,823	$9,037
Profit (Loss) from discontinued operations, before tax	(2,751)	(463)	(1,026)
GROSS PROFIT	8,767	16,360	8,011
Gross profit percentage from continuing operations	23%	24%	12%

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $49.3 million, a decrease of $19.9 million or 29% compared to $69.2 million for fiscal year 2012. This decrease was primarily a result of reductions in government spending for international reconstruction operations both in Iraq for electrical inspection services and in Afghanistan for Air Force Civil Engineer Center (AFCEC) Title II Construction Management Services. This slowdown was coupled with reduced domestic revenue of approximately $15.4 million related to the completion of the Tooele Chemical Demilitarization project during fiscal year 2012 and reduced revenue from domestic construction of approximately $5.5 million. Management is focusing domestic construction operations to specific locations and projects, and as a result of being more selective, we have seen reduced revenue from these operations; International management is currently focused on leveraging the success in the Middle East by increasing business development efforts with other U.S. government and non-governmental agencies in order to offset reduced DOD business and minimize the resulting reduction of revenues. In May 2013, the Company’s joint venture with Parsons was awarded a new prime contract from the U.S. Army Corps of Engineers (USACE), Middle East District (MED) to provide Construction Phase Support Services (CPSS) throughout multiple countries within the Central Command Area of Responsibility. The Indefinite Delivery Indefinite Quantity (IDIQ) contract is a single award with a maximum five-year period of performance consisting of a base year and four option years with a maximum contract capacity is $90 million. Additionally, in October of fiscal year 2013 we were awarded a new prime contract with the U.S. Army Corps of Engineers (USACE), Middle East District, to provide Afghanistan National subject matter experts to perform on-site construction management support services for assigned projects supporting two USACE Engineer Districts in Afghanistan. The Indefinite Delivery Indefinite Quantity (IDIQ) contract is a single award with a maximum four and a halfyear period of performance consisting of a base year and three options years. The maximum contract capacity over the entire length of the contract is $170 million. This contract is for Personal Services in exclusive support of the USACE construction mission in Afghanistan.

Gross profit for fiscal year 2013 was $11.5 million, a decrease of $5.3 million or 32% compared to $16.8 million for fiscal year 2012. This decrease was directly related the completion of the Tooele Chemical Demilitarization Project during fiscal year 2012 and the completion of the Iraq electrical inspection program. Management has decided that the Company’s Lab, Telecom, and Product components are no longer aligned with the Company's business strategy. As such, management has elected to discontinue the Company’s operations in these three components of the ECM segment and has ended revenue generating business operations. Combined, these three components contributed an approximate $1.9 million additional decrease in gross profit.

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $69.2 million, a decrease of 5% compared to $72.5 million during the corresponding period of the 2011 fiscal year. This decrease was largely from nonrecurring equipment purchase revenue earned in the last fiscal year of approximately $8.4 million attributable to the Tooele Chemical Demilitarization project. Additionally, we had fewer construction projects awarded to our U.S. based construction group during fiscal year 2012 and experienced decreased government spending for electrical inspection services. This decrease in gross revenue, however, was partially offset by increased government spending earlier in the fiscal year 2012 for Title II services.

As discussed above, we have changed the method of allocating overhead to the reportable segments and have recast previous year information to conform to the new methodology. Under our revised methodology, gross profit for this segment increased $7.8 million, or 86%, to $16.8 million in FY12, compared to $9.0 million in FY11. Although the dollar values changed under the revised methodology, the direction of the fluctuation and the corresponding explanation have remained consistent. This increase resulted from our effective project management and tight control over all costs related to the Title II Construction Management Services projects and our electrical inspection projects. Additionally, our U.S. based construction group continued to reduce costs relative to the decrease in gross revenue in this portion of the business, thus contributing to the improved gross margin in fiscal year 2012.

ESG

	For the Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)

GROSS REVENUE	$38,919	$30,906	$42,036
Purchased services and materials, at cost	16,970	8,913	16,154
Direct costs of services and overhead	20,792	23,757	20,934
GROSS PROFIT	$1,157	$(1,764)	$4,948
Gross profit percentage	3%	(6)%	12%

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $38.9 million, an increase of $8.0 million or 26% compared to $30.9 million for fiscal year 2012. This increase is primarily attributable to a $9.5 million increase in work being performed on PBRs for the U.S. Air Force reflecting both the transition from planning phases to site-work phases, and the startup of PBR activities at additional bases. We continue to see revenue increases associated with our UXO projects at Nellis AFB and Fort Irwin, CA.  We have also experienced an increase in municipal storm water contract awards reflecting growth in our natural resource services.

Gross profit for fiscal year 2013 was $1.2 million, an increase of $2.9 million or 166% compared to a loss of $1.8 million for fiscal year 2012. Gross profit margin improvement compared to fiscal year 2012 primarily reflects the $0.3 million project profit attributable to the UXO project at Fort Irwin, CA. The segment continues to see an increase in profitability as a result of an increase in direct labor it provides on the PBRs and UXO projects.

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $30.9 million, a decrease of 26% compared to $42.0 million during the 2011 fiscal year. This decrease was primarily the result of the award to us of fewer contracts during this period. In addition, operations from a project acquired with the ADVENT acquisition began wind-down during fiscal year 2011 and we did not see that revenue return in fiscal year 2012.

As discussed above, we have changed the method of allocating overhead to the reportable segments and have recast previous year information to conform to the new methodology. Under our revised methodology, this segment realized losses of $1.8 million during FY12, compared to gross profit of $4.9 million in FY11. Although the dollar values changed under the revised methodology, the directions of the fluctuation and the corresponding explanation have remained consistent. The decrease was primarily a result of increased overhead costs incurred during fiscal year 2012 related to our increased efforts to identify business opportunities and an expanded proposal process to gain additional contracts. Additionally, the decrease in revenue during the 2012 fiscal year contributed to the decrease in gross profit. These decreases were partially offset by the positive contribution from our operations in Ft. Irwin, CA.

PSG

	For the Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)

GROSS REVENUE	$14,433	$14,891	$13,930
Purchased services and materials, at cost	2,520	3,544	3,242
Direct costs of services and overhead	10,901	9,955	9,372
GROSS PROFIT	$1,012	$1,392	$1,316
Gross profit percentage	7%	9%	9%

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $14.4 million, a decrease of $0.5 million or 3% compared to $14.9 million for fiscal year 2012. This decrease was primarily due to a decrease in project awards resulting from Versar’s loss of small business entity status. We have seen an increase in solicitations aimed at small businesses; however we continue to look for new ways to increase our sub/prime contractor relationships with small firms to bring more value to the customer. In addition, contract capacity was reached on one of our U.S Army Corp of Engineers contracts; however we have been positioned for the re-competition on that contract for more than a year and anticipate that it will be released soon.

Gross profit for fiscal year 2013 was $1.0 million, a decrease of $0.4 million or 27% compared to $1.4 million for fiscal year 2012. This decrease was primarily driven by a significant write-off of an uncollected receivables accounts of approximately $0.4 million; however it was partially off-set due to an increase in overhead expenses for staff salaries (and corresponding increase in revenue) to compensate for certain stop work orders, and other contract award delays. Additionally, due to delays in certain contract awards a greater portion of direct labor was absorbed as indirect expense.

Fiscal Year 2012 Compared to Fiscal Year 2011

Gross revenue for fiscal year 2012 was $14.9 million, an increase of 7% compared to $13.9 million during the 2011 fiscal year.  This increase was primarily the result of the addition of staff to certain Joint Bases to manage increased responsibilities. The DOD at these locations is charged with managing extensive resources across military services and has turned to Versar for assistance because of our strong reputation for on-site employee care and customer responsiveness.

As discussed above, we have changed the method of allocating overhead to the reportable segments and have recast previous year information to conform to the revised methodology. Under our revised methodology, gross profit for this segment increased $0.1 million, or 6%, to $1.4 million in FY12, compared to $1.3 million in FY11. Although the dollar values changed under the revised methodology, the direction of the fluctuation and the corresponding explanation have remained consistent. During fiscal year 2012 there was an increase in the volume of work without an equivalent increase in off-site staffing levels during the current period. The U.S. Army budget cuts precipitated higher operational expectations with lower margins. Further, offsetting any resulting gross margin improvement was our investment in market diversification efforts and in the training and development of existing staff on new management systems during the 2012 period.

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue from continuing operations generated from our client base is as follows:

	For the Years Ended
	June 28, 2013		June 29, 2012		July 1, 2011
	(in thousands)
Government:
DOD	$85,836	84%	$93,560	81%	$100,910	79%
State & Local	8,573	8%	7,236	6%	7,331	6%
EPA	1,808	2%	2,391	2%	3,662	3%
Other	3,081	3%	7,481	7%	11,043	8%
Commercial	3,324	3%	4,302	4%	5,563	4%
Gross Revenue	$102,622	100%	$114,970	100%	$128,509	100%

Liquidity and Capital Resources

Our working capital as of June 28, 2013 was approximately $27.0 million, an increase of $4.7 million compared to the prior fiscal year. In addition, our current ratio at June 28, 2013 was 2.54 compared to 2.32 from the prior fiscal year.

As discussed in Note M – Debt and Note T – Subsequent Event, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K, we have a line of credit facility with United Bank. On September 14, 2012 the line of credit facility was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit. We did not draw on the line of credit during fiscal year 2013. During fiscal year 2012, we had total borrowings and repayments of $13.6 million. Accordingly, we had no outstanding borrowings under the line of credit at June 28, 2013 or June 29, 2012.

We financed a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At June 28, 2013 the outstanding aggregate principal balance of the notes was $.7 million. Additionally, in fiscal year 2011 we financed a portion of the acquisitions of PPS and ADVENT through seller notes totaling approximately $2.7 million. At June 28, 2013 no amounts were outstanding under the PPS and ADVENT notes. We believe that in light of our cash balance of $8.7 million at the end of fiscal year 2013, along with anticipated cash flows from operations and availability under our extended line of credit, our working capital will be sufficient to meet our liquidity needs within the next fiscal year. Expected capital requirements for fiscal year 2014 are approximately $0.8 to $1.0 million, to be used primarily for annual hardware and software purchases to maintain our existing information technology systems, equipment related to our Military Munitions Response Programs, and upgrades to our personal protective equipment manufacturing.  These capital requirements will be funded through existing working capital.

Our current growth strategy involves growth through acquisitions of complementary businesses as well as businesses that would diversify our current service offerings. In order to fund future acquisitions, we may need to supplement our existing working capital and borrowing capacity under our line of credit with additional financing in the form of debt or equity. There can be no assurance that additional funding will be available in a timely manner on terms acceptable to us or at all when acquisition opportunities arise.

On September 3, 2013, we announced our acquisition of Geo-Marine, Inc., a business with more than $20 million in annual revenues. The purchase price was paid with a combination of cash and seller notes. Geo-Marine, headquartered in Plano, Texas, provides engineering design, construction management, environmental planning and programming, and other services in support of a wide range of government, industry, and commercial clients. Key long-term clients that transition with the acquisition include the U.S. Navy, the U.S. Air Force and the U.S. Army Corps of Engineers.

Contractual Obligations

At June 28, 2013, we had total contractual obligations of approximately $14.2 million, including short-term obligations of approximately $2.5 million. The short-term obligations will become due over the next twelve months (fiscal year 2013). Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisition of Charron. The table below specifies the total contractual payment obligations as of June 28, 2013.

Contractual Obligations	Total	Within 1 year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating lease obligations	$13,539	$2,099	$3,646	$3,430	$4,364
Notes payable to sellers	666	333	333	—	—
Estimated interest obligations	37	27	10	—	—
Total contractual obligations	$14,242	$2,459	$3,989	$3,430	$4,364

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

Revenue recognition: On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. We record income from fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known. Detailed quarterly project reviews are conducted with project managers to review all project progress accruals and revenue recognition.

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

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award.  The majority of the Company's equity awards granted in fiscal years 2013, 2012, and 2011 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the Black-Scholes pricing model.

Net deferred tax asset: We have approximately $1.4 million in net deferred tax assets as of June 28, 2013, for continuing operations. These deferred tax assets are comprised of tax benefits associated with accrued expenses, reserves and employee benefits and are offset against deferred tax liabilities related to depreciation and amortization. We expect these net deferred tax assets to be fully utilized except for net operating loss carry-forwards from our Philippine branch in the amount of $106,000 for which, consistent with prior years, we continue to maintain a valuation allowance.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe our long-lived assets as of June 28, 2013 are fully realizable.

Goodwill: The carrying value of goodwill at June 28, 2013 and June 29, 2012 was $7.5 million and $7.4 million, respectively. The goodwill balances were principally generated from our fiscal year 2012 acquisition of Charron and our 2011 acquisitions of PPS and ADVENT. In performing the goodwill impairment analysis, management utilized a market-based valuation approach. We have elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. As part of the impairment assessment, public companies and discounted cash flow analyses were performed to prepare a market-based valuation. Based upon the analysis, the estimated fair value of our reporting units exceeded the carrying value of the net assets as of June 28, 2013. Accordingly, the goodwill impairment test for fiscal year 2013 concluded that none of our goodwill was impaired. Should the financial performance of the reporting units not meet estimates, then impairment of goodwill would have to be further assessed to determine whether a write down of goodwill value would be warranted. If such a write down were to occur, it would negatively impact our financial position and results of operations. However, it would not impact our cash flow or financial debt covenants.

Intangible assets: The net carrying value of our intangible assets at June 28, 2013 and June 29, 2012 was $1.8 million and $2.3 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 8 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2013 or 2012.

Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the commencing clean-up costs for the discontinued operations of the Lab that resides in the operations of the ECM segment. This obligation represents the estimated costs to clean-up the laboratory and return it to its original state. At June 28, 2013 and June 29, 2012, the asset retirement obligation was approximately $0.7 million. The asset retirement obligation is included in the Other Current Liabilities line item in the Company’s Consolidated Balance Sheets.

Impact of Inflation

We protect ourselves from the effects of inflation. The majority of contracts we perform are for a period of a year or less and are firm fixed price contracts. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

We have the following three business segments: ECM, ESG, and PSG. Additional details regarding these segments are contained in Note B - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to interest rate risk and other relevant market risk is not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 28, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of June 28, 2013 and June 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

McLean, Virginia

September 12, 2013

VERSAR, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share amounts)

	As of
	June 28, 2013	June 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$8,728	$8,012
Accounts receivable, net	29,342	25,598
Inventory	1,225	1,428
Prepaid expenses and other current assets	1,074	1,938
Deferred income taxes	2,314	2,305
Income tax receivable, net	1,764	—
Total current assets	44,447	39,281

Property and equipment, net	2,108	3,341
Deferred income taxes, non-current	622	193
Goodwill	7,515	7,418
Intangible assets, net	1,798	2,283
Other assets	887	861
Total assets	$57,377	$53,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,788	$5,415
Accrued salaries and vacation	3,042	3,124
Other current liabilities	3,304	7,409
Income tax payable	—	677
Notes payable, current	333	333
Total current liabilities	17,467	16,958

Notes payable, non-current	333	667
Deferred income taxes	849	332
Other long-term liabilities	1,104	1,037
Total liabilities	19,753	18,994

Commitments and contingencies (Note Q)	—	—

Stockholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,849,773 shares and 9,645,149 shares issued; 9,579,753 shares and 9,391,575 shares outstanding	99	96
Capital in excess of par value	29,758	29,047
Retained earnings	9,366	6,963
Treasury stock, at cost (270,020 and 253,600 shares, respectively)	(1,224)	(1,166)
Accumulated other comprehensive loss, foreign currency translation	(375)	(557)
Total stockholders’ equity	37,624	34,383
Total liabilities and stockholders’ equity	$57,377	$53,377

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Years Ended
	June 28, 2013	June29, 2012	July 1, 2011
GROSS REVENUE	$102,622	$114,970	$128,509
Purchased services and materials, at cost	44,070	51,531	65,669
Direct costs of services and overhead	44,865	46,988	47,539
GROSS PROFIT	13,687	16,451	$15,301

Selling, general and administrative expenses	7,603	8,083	8,025
Other (income) expense	(182)	199	423
OPERATING INCOME	6,266	8,169	6,853

OTHER EXPENSE (INCOME)
Write-off of uncollectible financing receivable	—	694	—
Interest income	(28)	(70)	(182)
Interest expense	86	182	117

INCOME BEFORE INCOME TAXES	6,208	7,363	6,918

Income tax expense	2,079	2,881	2,807

NET INCOME FROM CONTINUING OPERATIONS	$4,129	$4,482	$4,111
Loss from discontinued operations, net of tax benefit of $1,025, $176, and $362	(1,726)	(287)	(664)
NET INCOME	2,403	4,195	3,447

NET INCOME (LOSS) PER SHARE – BASIC and DILUTED
Continuing operations	$0.43	$0.48	$0.44
Discontinued operations	(0.18)	(0.03)	(0.07)
NET INCOME PER SHARE – BASIC and DILUTED	0.25	0.45	$0.37

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	9,500	9,366	9,261

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	9,510	9,381	9,283

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011

Net income	$2,403	$4,195	$3,447
Change in foreign currency adjustment	182	(256)	151

Comprehensive income	$2,585	$3,939	$3,598

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

(in thousands)

							Accumulated
			Capital	(Accumulated			Other	Total
			in Excess	Deficit) /			Comprehensive	Stock-
	Common Stock		of Par	Retained	Treasury		Income /	holders’
	Shares	Amount	Value	Earnings	Shares	Amount	(Loss)	Equity

Balance, June 25, 2010	9,467	$95	$28,474	$(679)	(209)	$(1,021)	$(452)	$26,417

Exercise of stock options	65	—	157	—	—	—	—	157
Issuance of restricted stock units	53	—	94	—	—	—	—	94
Treasury stock	—	—	—	—	(36)	(121)	—	(121)
Share-based compensation	—	—	93	—	—	—	—	93
Tax shortfall in exercise of stock options	—	—	(12)	—	—	—	—	(12)
Comprehensive income:
Net income	—	—	—	3,447	—	—	—	3,447
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	151	151
Total comprehensive income	—	—	—	—	—	—	—	3,598

Balance, July 1, 2011	9,585	$95	$28,806	$2,768	(245)	$(1,142)	$(301)	$30,226

Issuance of restricted stock units	60	1	38	—	—	—	—	39
Treasury stock	—	—	—	—	(9)	(24)	—	(24)
Share-based compensation	—	—	203	—	—	—	—	203
Comprehensive income:
Net income	—	—	—	4,195	—	—	—	4,195
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(256)	(256)
Total comprehensive income	—	—	—	—	—	—	—	3,939

Balance, June 29, 2012	9,645	$96	$29,047	$6,963	(254)	$(1,166)	$(557)	$34,383

Exercise of stock options	112	2	287	—	—	—	—	289
Issuance of restricted stock units	93	1	100	—	—	—	—	101
Treasury stock	—	—		—	(16)	(58)	—	(58)
Share-based compensation	—	—	312	—	—	—	—	312
Tax shortfall in exercise of stock options	—	—	12	—	—	—	—	12
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	2,403	—	—	—	2,403
Other comprehensive income:	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	182	182
Total comprehensive income	—	—	—	—	—	—	—	2,585

Balance, June 28, 2013	9,850	99	29,758	9,366	(270)	(1,224)	(375)	37,624

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Cash Flows From Operating Activities
Net income (	$2,403	$4,195	$3,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,741	1,674	1,553
Loss on sale of property and equipment	263	47	79
Provision for doubtful accounts receivable	61	1,019	595
Write-off of financing receivable	—	694	—
Loss (gain) on life insurance policy cash surrender value	(39)	33	(76)
Deferred tax (benefit) expense	79	(944)	274
Share-based compensation	424	261	187
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,805)	3,621	(4,160)
Decrease (increase) in income tax receivables	(2,441)	1,101	1,915
Decrease (increase) in prepaid expenses and other assets	861	(427)	1,264
Decrease (increase) in inventory	206	(42)	(12)
(Decrease) increase in accounts payable	5,373	(4,625)	(1,703)
(Decrease) increase in accrued salaries and vacation	(81)	(196)	947
(Decrease) increase in other liabilities	(3,563)	304	2,442
Net cash provided by operating activities	1,482	6,715	6,752

Cash Flows From Investing Activities
Purchase of property and equipment	(357)	(897)	(1,213)
Payment for Charron, net of cash acquired	(298)	(1,610)	—
Premiums paid on life insurance policies	(42)	(25)	(35)
Proceeds from notes receivable	—	346	293
Proceeds from Sale of property and equipment	102	—	—
Net cash used in investing activities	(595)	(2,186)	(955)

Cash Flows From Financing Activities
Earn-out obligation payments	(250)	(1,261)	—
Borrowings on line of credit	—	13,586	27,189
Repayments on line of credit	—	(13,586)	(27,189)
Repayment of notes payable	(334)	(1,417)	(1,458)
Purchase of treasury stock	(58)	(24)	(20)
Proceeds from exercise of stock options	289	—	56
Net cash used in financing activities	(353)	(2,702)	(1,422)
Effect of exchange rate changes	182	168	49
Net increase in cash and cash equivalents	716	1,995	4,424
Cash and cash equivalents at the beginning of the year	8,012	6,017	1,593
Cash and cash equivalents at the end of the year	$8,728	$8,012	$6,017
Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$86	$53	$175
Income taxes	$1,964	$2,576	$2,495
Supplemental disclosures of non-cash financing activities:
Exercise of stock options/vesting of restricted stock units	$137	$131	$101
Acquisition of treasury stock for restricted stock units	$(137)	$(131)	$(101)
Supplemental disclosures of non-cash investing activities:
Issuance of notes payable for acquisitions	$0	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a global project management firm that provides sustainable value oriented solutions to government and commercial clients. We also provide tailored and secure solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous material management. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates within three business segments as follows: (1) Engineering and Construction Management (“ECM”), (2) Environmental Services (“ESG”), and (3) Professional Services (“PSG”). Refer to Note C - Business Segments for additional information. Our financial year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2013 included 52 weeks, its fiscal year 2012 included 52 weeks, and its fiscal year 2011 included 53 weeks.

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

Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award.  The Company's recent equity awards have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Share-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options. Compensation expense is then recognized ratably over the requisite service period of the grants.

Net income (loss) per share: Basic net income (loss) per common share is computed by dividing net income from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares to be issued upon vesting of unvested restricted stock units.

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net income (loss) per share compared to diluted net income (loss) per share, in thousands:

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)
Weighted average number of shares outstanding – basic	9,500	9,366	9,261

Effect of assumed exercise of stock options and vesting of restricted stock units	10	15	22

Weighted average number of shares outstanding – diluted	9,510	9,381	9,283

For fiscal years 2013, 2012, and 2011, options to purchase approximately 10,000, 27,000, and 22,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 28, 2013 are fully recoverable.

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The goodwill balances result principally from the Company’s fiscal year 2012 acquisition of Charron Construction Consulting, Inc. (“Charron”) and the 2010 acquisitions of Professional Protection Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”). In performing its goodwill impairment analysis, management utilized a market-based valuation approach to determine the estimated fair value of the Company’s reporting units, which carry goodwill and therefore are subject to the analysis. The Company has elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. An analysis was performed on public companies and discounted cash flows to prepare a market-based valuation. Based upon the fiscal year 2013 analysis, the estimated fair value of the Company’s reporting units exceeded the carrying value of their net assets and therefore, management concluded that the goodwill was not impaired.

Other intangible assets: The net carrying value of intangible assets at June 28, 2013 and June 29, 2012 was $1.8 and $2.3 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 8 year useful life. The Company is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. We concluded that our intangible assets were not impaired during fiscal years 2013 and 2012.

Asset retirement obligation: The Company has recorded an asset retirement obligation associated with the commencing clean-up costs for the discontinued operations of the Lab that resides in the operations of the ECM segment. This obligation represents the estimated costs to clean-up the laboratory and return it to its original state. At June 28, 2013 and June 29, 2012, the asset retirement obligation was approximately $0.7 million. The asset retirement obligation is included in the Other Current Liabilities line item in the Company’s Consolidated Balance Sheets.

Treasury stock: The Company records treasury stock using the cost basis method. There were approximately 270,020 and 253,600 shares of treasury stock valued at approximately $1.2 million and $1.2 million at June 28, 2013 and June 29, 2012, respectively.

Foreign Currency Translation: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At June 28, 2013 and June 29, 2012, the Company had cash held in foreign banks of approximately $0.9 million and $1.4 million, respectively.

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

NOTE B – DISCONTINUED OPERATIONS

On February 5, 2013, our Board of Directors discussed the plan to discontinue certain of the Company’s business operations, including Versar’s chemical laboratory (“Lab”), telecommunications (“Telecom”), and domestic products (“Product”) components. Management has decided these components are no longer aligned with the Company's business strategy. The operations of these components consolidate into operations within the Engineering and Construction Management (“ECM”) segment. Beginning in February 2013, the Company began to independently sell the assets associated with these three business units through various means, such as online advertisements and through existing customers and as of June 28, 2013, substantially all of the assets of these three business units have been sold.

Our consolidated financial statements and related footnote disclosures reflect the Lab, Telecom, and Products components as discontinued operations. Losses associated with these components, net of applicable income taxes, is shown as loss from discontinued operations for all periods presented (excluding quarterly financial data in Note S). The Company is required to clean the laboratory and return it to its original state in accordance with environmental regulations in order to fully complete the plan to discontinue the operations of the Lab. A reserve of approximately $0.7 million has been established for this liability; in addition to the approximate $0.2 million in clean-up costs incurred to date, and are included within “Other Current Liabilities” on the balance sheet.

The assets sold from the Lab, Telecom, and Products components consisted of equipment, furniture, and vehicles having a carrying value of approximately $0.4 million. As of June 28, 2013, Versar had received approximately $0.1 million in cash proceeds from the sale and recognized a total loss of approximately $0.3 million, which is included in loss from discontinued operations on the consolidated statement of operations.

Operating results for the discontinued operations for the years ended June 28, 2013, June 29, 2012, and July 1, 2011 were as follows;

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)
Gross Revenues	$2,638	$4,070	$9,090
(Loss) from discontinued operations	(2,751)	(463)	(1,026)
Income tax benefit	1,025	176	362
Loss from discontinued operations, net of taxes	(1,726)	(287)	(664)

NOTE C - BUSINESS SEGMENTS

The Company’s ECM business segment manages large complex construction projects. The Environmental Services (“ESG”) business segment provides full service environmental consulting including regulatory, risk assessments, Unexploded Ordnance clean-up/Military Munitions Response Programs, natural and cultural resources, and remediation support to several federal government and municipal agencies. The Professional Services (“PSG”) business segment provides outsourced personnel to various government agencies providing the Company’s clients with cost-effective onsite resources.

Summary financial information for the Company’s business segments from continuing operations is as follows:

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)
GROSS REVENUE
ECM	$49,270	69,173	72,543
ESG	38,919	30,906	42,036
PSG	14,433	14,891	13,930
	$102,622	114,970	128,509

GROSS PROFIT (LOSS) (a)
ECM	$11,518	16,823	9,037
ESG	1,157	(1,764)	4,948
PSG	1,012	1,392	1,316
	$13,687	16,451	15,301

Selling, general and administrative Expenses	7,603	8,083	8,025
Other expenses	(182)	199	423

OPERATING INCOME, continuing operations	$6,266	$8,169	$6,853
Operating Income (Loss) from discontinued operations	(2,751)	(452)	(967)
OPERATING INCOME	3,515	7,717	5,886

(a) Gross Profit (Loss) is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead. During fiscal year 2013, the Company’s management has changed the method of allocating overhead to the reportable segments in order to refine the information used by our Chief Operating Decision Maker (“CODM”). The new methodology allocates certain cost proportionally on the basis of direct labor, while the old methodology allocated overhead costs on a non-proportional basis. The presentation of 2012 and 2011 has been reclassified to conform to the 2013 presentation.

	As of
	June 28, 2013	June 29, 2012
ASSETS	(in thousands)

ECM	$43,408	$36,800
ESG	13,090	12,561
PSG	879	4,016
Total Assets	$57,377	$53,377

NOTE D - ACQUISITIONS

On May 31, 2012, the Company acquired all of the outstanding equity of Charron, headquartered in Dulles, Virginia for $3.4 million. Charron is a national construction project management firm that since 1992 has provided construction management services for a broad spectrum of projects including office, retail, industrial, civic, and various government facilities. The Company is integrating Charron into its ECM business segment.

This acquisition was accounted for under the purchase method of accounting. The results of operations for Charron since the acquisition date are included in the Company’s accompanying Consolidated Statements of Operations. The Company primarily utilized its working capital in conjunction with notes to the sellers, earn out provisions, and company stock to fund the acquisition. The Company recorded the excess of the respective purchase prices for the acquisition over the estimated fair value of the net tangible and specifically identifiable intangible assets acquired as goodwill. Specifically identifiable intangible assets consist of technology-related, customer-related, and marketing-related intangible assets. Costs associated with the transaction are expensed when incurred.

The transaction costs to purchase Charron were approximately $63,000 and primarily related to legal and valuation support. These costs are included in the Other Expense line in the Company’s fiscal year 2012 Consolidated Statement of Operations.

The Company’s purchase price for acquiring 100% of the equity interests in Charron was comprised of the following: (i) cash paid of approximately $2.0 million (including a holdback amount of $0.2 million), (ii) the issuance of seller notes to two selling shareholders with an aggregate principal amount of $1.0 million, payable in full on May 31, 2015 with an interest rate of 5% per annum, and (iii) contingent cash consideration payable to certain of the selling shareholders through an earn-out provision that is based upon Charron meeting certain funded backlog targets measured as of April 1, 2013. The fair value of the earn-out provision was calculated as of May 31, 2012 as approximately $0.4 million. The fair value was determined using the Company’s probability analysis of the outcome of the earn-out provision and a discount rate commensurate with the rate on the Company’s notes payable to sellers.

The Company’s allocation of the purchase price based on the fair value of acquired assets and liabilities was as follows:.

Description	Amount
(in thousands)

Cash	$190
Accounts receivable	738
Fixed assets, net and other	11
Goodwill	1,660
Intangibles	1,081
Total assets acquired	3,680
Accounts payable	18
Payroll liabilities	280
Total liabilities assumed	298
Acquisition purchase price	$3,382

NOTE E - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was derived from the acquisition of Charron in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. In addition, we recorded a $97 thousand adjustment to goodwill during FY13 related to a purchase price adjustment related to the Charron acquisition. The purchase price adjustment was recorded as an increase to goodwill as the increase in the final acquisition price did not affect the determination of the fair value of the net assets of the acquired entity. A roll-forward of the carrying value of the Company’s goodwill balance, by business segment, for fiscal years 2013 and 2012 is as follows (in thousands):

	Goodwill Balances
	ECM	ESG	Total

Balance, June 25, 2010	$3,790	$1,968	$5,758
Acquisition	-	-	-
Balance, July 1, 2011	$3,790	$1,968	$5,758
Charron acquisition	1,660	-	1,660
Balance, June 29, 2012	$5,450	$1,968	$7,418
Measurement period adjustment	97	-	97
Balance, June 28, 2013	$5,547	1,968	7,515

The Company performs a goodwill impairment analysis each year on the last day of its fiscal year end or more frequently if an event occurs that may indicate possible impairment (a triggering event). In the event that goodwill is determined to be impaired it would result in a charge against earnings on the Company’s Consolidated Statements of Operations. However, an impairment charge would not impact the Company’s cash flow. The result of the Company’s fiscal year 2013, 2012, and 2011 goodwill impairment assessments concluded that goodwill was not impaired.

Intangible Assets

In connection with the acquisitions of Charron, PPS, and ADVENT the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of June 28, 2013 and June 29, 2012, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 28, 2013

Customer-related	$1,857	$(622)	$1,235	5-8 Years
Marketing -related	372	(160)	212	5-7 Years
Technology-related	841	(490)	351	7 Years
Total	$3,070	$(1,272)	$1,798

As of June 29, 2012

Customer-related	$1857	$(359)	$1,498	5-7 Years
Marketing-related	372	(128)	244	5-7 Years
Technology-related	841	(300)	541	7 Years
Total	$3,070	$(787)	$2,283

Amortization expense for intangible assets was approximately $485,000, $337,000, and $346,000 for fiscal years 2013, 2012, and 2011, respectively. No intangible asset impairment charges were recorded during the 2013, 2012, or 2011 fiscal years.

Expected future amortization expense in the fiscal years subsequent to June 28, 2013 is as follows:

Year	Amounts
(in thousands)

2014	479
2015	416
2016	315
2017	221
2018	127
Thereafter	240
Total	$1,798

NOTE F - FAIR VALUE MEASUREMENT

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

NOTE G - INVENTORY

The Company’s inventory balance includes the following:

	As of
	June 28, 2013	June 29, 2012
	(in thousands)

Raw materials	$685	$767
Finished goods	390	613
Work-in-process	150	48
Total	$1,225	$1,428

NOTE H - CUSTOMER INFORMATION

A substantial portion of the Company’s revenue from continuing operations is derived from contracts with the U.S. Government as follows:

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)

DOD	$85,836	$93,560	$100,910
U.S. Environmental Protection Agency	1,808	2,391	3,662
Other U.S. Government Agencies	3,081	7,481	11,043
Total U.S. Government	$90,725	$103,432	$115,615

A majority of the DOD work is to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue was approximately $40 million for the fiscal years 2013 and 2012 and $42 million for the fiscal year 2011, for the Company’s international work for the U.S. Government.

NOTE I - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	Years Ended
	June 28, 2013	June 29, 2012
	(in thousands)

Prepaid insurance	$80	$80
Prepaid rent	159	217
Other prepaid expenses	689	662
Project bid bond	—	700
Miscellaneous receivables	146	279
Total	$1,074	$1,938

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider. The project bid bond was repaid in full subsequent to the June 29, 2012 fiscal year end.

NOTE J - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	Years Ended
	June 28, 2013	June 29, 2012
	(in thousands)

Earn-out liabilities	$—	$432
Payroll related	762	2,684
Deferred rent	467	539
Severance accrual	51	90
Asset retirement obligation	647	663
Project related reserves	737	2,116
Other current liabilities	640	885
Total	$3,304	$7,409

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE K - ACCOUNTS RECEIVABLE

	Years Ended
	June 28, 2013	June 29, 2012
	(in thousands)
Billed receivables
U.S. Government	$12,692	$13,596
Commercial	3,329	3,065
Unbilled receivables
U.S. Government	13,365	9,387
Commercial	1,485	1,018
Total receivables	30,871	27,066
Allowance for doubtful accounts	(1,529)	(1,468)
Accounts receivable, net	$29,342	$25,598

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2014; therefore, they have been presented as current assets in accordance with industry practice.

NOTE L - PROPERTY AND EQUIPMENT

		Years Ended
Description	Useful life	June 28, 2013	June 29, 2012
		(in thousands)

Furniture and fixtures	10	$1,379	$1,410
Equipment	3 to 10	7,898	11,163
Capital leases	Life of lease	234	233
Leasehold improvements	(a)	2,430	3,346
Property and equipment, gross		11,941	16,152
Accumulated depreciation		(9,833)	(12,811)
Property and equipment, net		$2,108	$3,341

(a)	The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $1.2 million, $1.3 million, and $1.1 million for the fiscal years 2013, 2012, and 2011, respectively.

Maintenance and repair expense approximated $176,000, $140,000, and $199,000 for the fiscal years 2013, 2012, and 2011, respectively.

NOTE M - DEBT

Line of Credit

On October 25, 2011, the Company’s line of credit facility with United Bank (the “Bank”) was modified to extend its maturity date to September 25, 2012 and to increase its available borrowing capacity to $15 million and to modify certain covenants, interest rate and fee provisions. On September 14, 2012, the line of credit facility was modified to extend its maturity date to September 25, 2014 and to make certain other changes to the terms and conditions governing the line of credit, including a slight increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit is collateralized by the Company’s accounts receivable. As amended, the line of credit is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.5 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.0 to 1; and a minimum current ratio of at least 1.25 to 1. The Company was in compliance with all financial ratio covenants under the facility as of June 28, 2013 and June 29, 2012. As amended, borrowings under the line of credit bear interest at prime less 0.5% with a floor interest rate of 3.5%. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The Company cumulatively borrowed and repaid $0 and $13.6 million under the line of credit during fiscal year 2013 and 2012, respectively. Accordingly, the Company had no outstanding borrowings under the line of credit at June 28, 2013.

Notes Payable

As part of the acquisition of Charron in May 2012, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. At June 28, 2013, the outstanding principal balance of the Charron notes payable was $0.7 million.

As part of the acquisition of PPS in January 2011, the Company issued notes payable with principal amounts totaling $0.9 million, which were payable quarterly over a two-year period with interest accruing at a rate of 5% per annum. The PPS notes payable were paid in full during fiscal year 2012.

As part of the acquisition of ADVENT in March 2010, the Company issued notes payable with principal amounts totaling $1.75 million, which were payable quarterly over a two-year period with interest accruing at a rate of 5% per annum. The ADVENT notes payable were paid in full during fiscal year 2012.

NOTE N – SHARE-BASED COMPENSATION

In November 2010, the Company’s stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates under the 2010 Plan. One million shares of the Company’s common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. From the approval date of the 2010 Plan through June 28, 2013, a total of 296,810 restricted stock units have been issued under the 2010 Plan, leaving 706,190 shares remaining available for the future issuance of awards under the 2010 Plan.

During the 2013 fiscal year, the Company awarded 210,060 restricted stock units to executive officers, employees and Board members, which generally vest over a period of one to two years following the date of grant. Share-based compensation expense relating to the vesting of stock options and restricted stock unit awards totaled approximately $424,000, $261,000, and $187,000 for fiscal years 2013, 2012, and 2011. This expense was included in the direct costs of services and overhead lines of the Company’s Consolidated Statements of Operations.

Additionally, the Company has outstanding awards from prior plans that as of June 28, 2013 are fully vested. Total incentive stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Option Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 25, 2010	316	$3.26	$1,032
Exercised	(65)	2.42	(157)
Cancelled	(75)	3.15	(236)

Outstanding at July 1, 2011	176	$3.63	$639
Exercised	—	—	—
Cancelled	(55)	3.92	(217)

Outstanding at June 29, 2012	121	$3.49	$422
Exercised	(47)	2.81	(132)
Cancelled	(27)	4.09	(110)

Outstanding at June 28, 2013	47	$3.83	$180

There were 46,500 stock options exercised during fiscal year 2013, with an intrinsic value of $54,000. The intrinsic value for incentive stock options exercised for fiscal years 2012 and 2011 was approximately $57,000 and $132,000, respectively.

Details of total exercisable incentive stock options outstanding at June 28, 2013 are as follows:

Number of Shares Underlying Options	Range of Option Price	Weighted- Average Option Price	Weighted- Average Remaining Life	Number of Shares Underlying Exercisable Options
(in thousands, except as noted)

32	$3.40 - $3.82	$3.61	0.9 years	32
15	$4.00 - $4.45	$4.24	1.3 years	15
47				47

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned Shares	Weighted- Average Option Price Per Share	Total
	(in thousands, except per share price)

Outstanding at June 25, 2010	103	$3.27	$337
Cancelled	(30)	5.13	(154)

Outstanding at July 1, 2011	73	$2.51	$183
Cancelled	(8)	3.65	(27)

Outstanding at June 29, 2012	65	$2.38	$156
Exercised	(46)	1.82	(84)

Outstanding at June 28, 2013	19	$3.70	$72

No non-qualified stock options were exercised in fiscal years 2012 and 2011.

Details of total exercisable non-qualified stock options outstanding at June 28, 2013 are as follows:

Number of Shares Underlying Options	Range of Option Price	Weighted- Average Option Price	Weighted- Average Remaining Life	Number of Shares Underlying Exercisable Options
(In thousands, except as noted)

12	$3.10 - $3.65	$3.10	0.5 years	12
7	$4.14 - $4.58	$4.58	1.4 years	7
19				19

NOTE O - INCOME TAXES

Pretax income (loss) is comprised of the following:

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(in thousands)

U.S. Entities	$7,688	$8,328	$7,656
Foreign Entities	(1,480)	(965)	(738)
Total pretax income (loss)	$6,208	$7,363	$6,918

Pretax income from the U.S. and foreign entities is currently taxable in the U.S.; accordingly, the Company has no unremitted foreign income.

Income tax expense (benefit) for continuing operations is as follows:

	Years Ended
	June 28, 2013	July1, 2012	July 1, 2011
	(in thousands)
Current:
Federal	$1,753	$1,608	$1,827
State	356	726	339
Foreign	(530)	1,422	450

Deferred:
Federal	359	(708)	179
State	32	(167)	13
Foreign	—	—	—
Change in valuation allowance	109	—	—
Total expense, continuing operations	$2,079	$2,881	$2,807
Income tax benefit, current from discontinued operations	(617)	(110)	(444)
Income tax expense (benefit), deferred from discontinued operations	(408)	(66)	82
Income tax expense	1,054	2,705	2,445

Deferred tax assets are comprised of the following as of the dates indicated below:

	June 28, 2013	June 29, 2012

Deferred Tax Assets:
Employee benefits	$513	$499
Bad debt reserves	575	555
All other reserves	591	728
Net operating losses and tax credit	106	57
Capital loss carryforward	109	110
Accrued expenses	733	846
Depreciation and Amortization	381	—
Other	89	72
Total Deferred Tax Assets	3,097	2,867

Valuation Allowance	(167)	(58)

Deferred Tax Liabilities:
Goodwill and intangibles	(623)	(549)
Depreciation and amortization	—	(29)
Other	(224)	(65)
Net Deferred Tax Assets	$2,083	$2,166

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal year 2013, the Company had $167,000 in valuation allowance related to the deferred tax assets from the Philippine branch operations and to the temporarily disallowed U.S. capital loss carry forwards, $58,000 and $109,000, respectively. As of the end of fiscal year 2012 the Company had a valuation allowance of approximately $58,000 related to deferred tax assets in the Philippine branch operations. The Company established a valuation allowance on its Philippine branch operations in the past and current year as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate periods of pre-tax loss. In the fiscal year 2013, the Company also established a valuation allowance on the capital loss carry forward as it is not more likely than not that it will be utilized before the end of the carryforward period fiscal year 2014.

At June 28, 2013, the Company has net operating loss carry-forwards in the Philippines branch of approximately $57,000 ($188,000 gross) which will expire in FY2014 and after.

In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 28, 2013 the Company did not have any uncertain tax positions. The Company’s 2012, 2011, 2010, 2009, 2008 and 2007 tax years remain open to audit in most jurisdictions.

The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expense.

A reconciliation of the Company’s income tax expense from the federal statutory rate to income tax expense of continuing operations is as follows:

	June 28, 2013	June 29, 2012	July 1, 2011

Expected provision at federal statutory rate:	$2,111	$2,504	$2,364
State income tax expense	218	305	226
Change in valuation allowance	109	—	—
Permanent items	7	48	226
Change in tax rates	28	(26)	(6)
Credits – Research and development	(330)	—	—
Other	(64)	50	(3)
Income tax expense, continuing operations	$2,079	$2,881	$2,807

NOTE P - EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Company continues to maintain the Versar, Inc. 401(k) Plan (“401(k) Plan”), which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.

Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee-qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2013, 2012, and 2011, the Company made cash contributions of $1,015,000, $986,000, and $988,000, respectively. All contributions to the 401(k) Plan vest immediately.

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

NOTE Q – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases approximately 152,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating leases are as follows:

Fiscal Year Ended	Total Amount
(in thousands)

2014	$2,099
2015	1,877
2016	1,769
2017	1,762
2018	1,668
Thereafter	4,364
$13,539

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $3.5 million, $3.0 million, and $2.4 million, for fiscal years 2013, 2012, and 2011, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

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

NOTE R - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal years 2013 and 2012 is as follows (in thousands, except share and per share amounts):

	Fiscal Year 2013 Quarters Ended				Fiscal Year 2012 Quarters Ended
	June 28	March 30	Dec. 30	Sept. 30	June 29	April 1	Dec. 31	Sept. 24
Gross Revenue, continuing operations	25,124	31,091	24,110	22,298	27,888	24,727	29,992	32,363
Gross Revenue, discontinued operations	272	509	605	1,253	840	1,021	1,288	921
Gross Revenue	25,396	31,600	24,715	23,551	28,728	25,748	31,280	33,284
Gross Profit, continuing operations	4,041	3,150	3,571	2,926	4,735	4,405	3,477	3,834
Gross Profit, discontinued operations	(3,403)	67	197	387	(207)	(114)	(30)	(101)
Gross Profit	639	3,217	3,768	3,313	4,528	4,291	3,447	3,733
Operating Income (Loss)	(733)	1,340	3,768	1,388	2,700	2,169	1,531	1,317
Net Income (Loss)	(409)	1,042	925	845	1,591	963	817	824
Net income per share – diluted	(0.04)	0.11	0.10	0.09	0.17	0.10	0.09	0.09
Weighted average number of shares outstanding – diluted	9,510	9,575	9,372	9,424	9,400	9,406	9,391	9,356

Note: The sum of the four quarterly earnings per share amounts may not equal the annual total due to fluctuations in common shares outstanding.

NOTE S – SUBSEQUENT EVENT

On September 3, 2013, Versar purchased all of the issued and outstanding shares of Geo-Marine, Inc. (“GMI”) for an aggregate price of up to $6.5 million. Versar will pay a cash amount equal to $3.1 million and issue a promissory note with an aggregate principal amount of $1.25 million, a three-year term, and interest accruing at 5% per year. In addition, Versar shall issue up to two (2) additional promissory notes with an aggregate principal amount of up to $2.15 million based on a number of proposals identified by GMI that result in contract awards to GMI. Headquartered in Plano, Texas, GMI provides engineering design, construction management, environmental planning and programming, and other services in support of a wide range of government, industry, and commercial clients. GMI is a strategic acquisition for Versar and their environmental expertise and customer base will allow us to expand our reach in terms of clients, technical capabilities and geography. As of the date of our filing of this Form 10K for fiscal year 2013, we have not yet completed our purchase price allocation for GMI acquisition; however we expect this to be completed by the second quarter of fiscal year 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 28, 2013, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of June 28, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference. Other information required by this item will be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2013 fiscal year end and is incorporated herein by reference.

For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 28, 2013 and June 29, 2012

c)	Consolidated Statements of Operations for the Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

e)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

f)	Consolidated Statements of Cash Flows for the Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

g)	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 28, 2013, June 29, 2012, and July 1, 2011

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 55 through 58 of this report.

Exhibit Index

Item No.	Description	Reference

3.1	Restated Certificate of Incorporation of Versar, Inc. filed on September 25, 1999	(A)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on December 24, 1996	(B)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on January 26, 1999	(C)

3.4	Second Amended and Restated By-laws of Versar, Inc.	(D)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

4.1	Versar, Inc. Restated Employee 401(k) Plan.	(E)

4.2	Amendment to the Plan implementing automatic enrollment unless the participant makes a contrary election.	(E)

4.3	Amendment merging the Advent 401(k) Profit Sharing Plan and Trust to the Plan.	(E)

4.4	Amendment to Plan implementing 1% automatic annual increase of deferral amount to all participants under 6% deferral rate effective January 1, 2013 until it reached the maximum cap of 6%.	(E)

4.5	Amendment to the Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan.	(E)

4.6	Amendment to the Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan.	(E)

10.1	Executive Tax and Investment Counseling Program	(E)

10.2	Line of Credit Commitment Letter, dated September 16, 2003 between the Registrant and United Bank	(F)

10.3	Loan and Security Agreement, dated September 26, 2003 between the Registrant and United Bank	(G)

10.4	Revolving Commercial Note, dated September 26, 2003	(G)

10.5	First Modification Agreement of the Loan and Security Agreement, dated as of May 12, 2004	(H)

10.6	Third Modification Agreement of the Loan and Security Agreement, dated as of November 30, 2005	(I)

10.7	Fourth Modification Agreement of the Loan and Security Agreement, dated as of September 28, 2006	(G)

10.8	Fifth Modification Agreement of the Loan and Security Agreement, dated as of September 24, 2007	(J)

10.9	Sixth Modification Agreement of the Loan and Security Agreement, dated September 30, 2009	(G)

10.10	Seventh Modification Agreement of the Loan and Security Agreement, dated March 17, 2011	(G)

10.11	Eighth Modification Agreement of the Loan and Security Agreement effective as of the 17th day of March 2011	(K)

10.12	Ninth Modification Agreement of the Loan and Security Agreement, dated September 30, 2011	(L)

10.13	Tenth Modification Agreement of the Loan and Security Agreement, dated as of September 25, 2011	(G)

10.14	Eleventh Modification Agreement of the Loan and Security Agreement, dated October 25, 2011	(M)

10.15	2002 Stock Incentive Plan*	(N)

10.16	Form of Stock Option Agreement*	(O)

10.17	2005 Stock Incentive Plan*	(I)

10.18	Amendment to Change in Control Severance Agreement dated March 17, 2008 between Versar, Inc. and each of Michael Abram and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Amendment to Change in Control Severance Agreement entered into with each of the individuals listed above)*	(P)

10.19	Form of Indemnification Agreement*	(Q)

10.20	Share Purchase Agreement dated as of January 5, 2011 by and among Versar, Inc., GEOI 1 Ltd., Professional Protection Systems, Ltd., Stephen Nobbs, Mark Whitcher, Stephen Kimbell, Peter Holden, Timothy Clark, Jonathan Hambleton, Richard Brown, Simon Cuthbertson, Oliver Wright, Ingrid Sladden and the executors of the estate of Neil Bruce Cobb	(R)

10.21	Stock Purchase Agreement dated as of March 17, 2011 by and among Versar, Inc., ADVENT Environmental, Inc., Jeffrey C. Smoak, Kenna E. Sellers, the Mark A. Sellers Revocable Life Insurance Trust, through Margaret Mitchum Spicher, Trustee and the Mark A. Sellers Revocable Life Insurance Trust, through Kenna A. Sellers, Trustee	(K)

10.22	Separation and General Release Agreement between Theodore M. Prociv, PhD and Versar, Inc. effective March 29, 2011	(S)

10.23	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2011*	(L)

10.24	2011 Stock Incentive Plan*	(T)

10.24.1	Form of Restricted Stock Unit Award Agreement*	(T)

10.24.2	Form of Performance Stock Award Agreement*	(T)

10.24.3	Form of Deferral Election Agreement for Deferred Share Units*	(T)

10.24.4	Form of Stock Option Award Agreement*	(T)

10.24.5	Form of Stock Appreciation Right Award Agreement*	(T)

10.24.6	Form of Restricted Stock Unit Award Agreement*	(T)

10.25	Change in Control Severance Agreement between J. Joseph Tyler and Versar, Inc. effective as of September 16, 2011*	(G)

10.26	Separation and General Release Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 24, 2011*	(U)

10.27	Consulting Agreement between Lawrence W. Sinnott and Versar, Inc. effective February 25, 2011.	(U)

10.28	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(V)

10.29	Amendment to Change in Control Severance Agreement dated February 10, 2012 between Versar, Inc. and each of Michael Abram, Cynthia Downes, J. Joseph Tyler and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Amendment to Change in Control Severance Agreement entered into with each of the individuals listed above)*	(G)

10.30	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(G)

10.31	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(W)

10.32	Change in Control Severance Agreement between Joshua J. Izenberg and Versar, Inc. effective September 7, 2012 *	(G)

10.33	Amended and Restated Loan and Security Agreement dated September 14, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(G)

10.34	Amended and Restated Revolving Commercial Note dated September 14, 2012	(G)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 28, 2012 by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
Of the Sarbanes-Oxley Act of 2002, for the period ending June 28, 2012 by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

101+	The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 28, 2012 and June 29, 2011; (ii) Consolidated Statements of Operations for the years ended June 28, 2012, June 29, 2011 and July 1, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 28, 2012, June 29, 2011 and July 1, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 28, 2012, June 29, 2011 and July 1, 2011; (v) Consolidated Statements of Cash Flows for the years ended June 28, 2012, June 29, 2011 and July 1, 2011; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text

___________________________________________________

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.

(B)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 24, 1996.

(C)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 19, 1998.

(D)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2011.

(E)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration statement filed with the Commission on March 22, 2013.

(F)	Incorporated by reference to exhibit 10.107 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2003 filed with the Commission on September 26, 2003. \

(G)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 28, 2013 filed with the Commission on September 18, 2012.

(H)	Incorporated by reference to exhibit 10.111 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2004 filed with the Commission on September 27, 2004.

(I)	Incorporated by reference to exhibits 10.117 and 10.118 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(J)	Incorporated by reference to exhibit 10.123 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 28, 2007 filed with the Commission on September 27, 2007.

(K)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed with the Commission on March 22, 2011.

(L)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2011.

(M)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 31, 2011.

(N)	Incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 Registration Statement filed with the Commission on November 4, 2005.

(O)	Incorporated by reference to exhibit 10.115 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2005 filed with the Commission on October 4, 2005.

(P)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 7, 2008.

(Q)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K May 11, 2009. filed with the Commission on

(R)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 8, 2011.

(S)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 1, 2011.

(T)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(U)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K/A filed with the Commission on February 28, 2011.

(V)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on
September 13, 2011.

(W)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 12, 2013	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 12, 2013
Paul J. Hoeper

/S/ Anthony L. Otten	Chief Executive Officer and Director	September 12, 2013
Anthony L. Otten

/S/ Cynthia A. Downes	Executive Vice President,	September 12, 2013
Cynthia A. Downes	Chief Financial Officer, Treasurer,
and Principal Accounting Officer

/S/ Ruth I. Dreessen	Director	September 12, 2013
Ruth I. Dreessen

/S/ Robert L. Durfee	Director	September 12, 2013
Robert L. Durfee

/S/ James L. Gallagher	Director	September 12, 2013
James L. Gallagher

/S/ Amoretta M. Hoeber	Director	September 12, 2013
Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 12, 2013
Amir A. Metry

/S/ Jeffrey A. Wagonhurst	Director	September 12, 2013
Jeffrey A. Wagonhurst, Sr.

Schedule II

VERSAR, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGE OFFS	BALANCE AT END OF YEAR

Allowance for Doubtful Accounts:
2013	$1,468,000	$584,000	$(523,000)	$1,529,000

2012	$840,000	$1,019,000	$(391,000)	$1,468,000

2011	$525,000	$595,000	$(280,000)	$840,000

Deferred Tax Valuation Allowance:
2013	$58,000	$109,000	$—	$167,000

2012	$55,000	$3,000	$—	$58,000

2011	$51,000	$4,000	$—	$55,000

