Form 10-Q
period 2013-09-27
VERSAR INC
filed 2013-11-07
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended
September 27, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 04, 2013
$.01 par value	9,699,091

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 27, 2013	June 28, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,644	$8,728
Accounts receivable, net	33,553	29,342
Inventory	1,109	1,225
Prepaid expenses and other current assets	2,050	1,074
Deferred income taxes	1,987	2,314
Income tax receivable	1,512	1,764
Total current assets	45,855	44,447

Property and equipment, net	2,446	2,108
Deferred income taxes, non-current	706	622
Goodwill	9,420	7,515
Intangible assets, net	3,025	1,798
Other assets	1,142	887
Total assets	$62,594	$57,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,687	$10,788
Accrued salaries and vacations	2,974	3,042
Other current liabilities	4,009	3,304
Notes payable, current	1,978	333
Total current liabilities	20,648	17,467

Notes payable, non-current	875	333
Deferred income taxes	1,067	849
Other long-term liabilities	1,483	1,104
Total liabilities	24,073	19,753

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,907,954 shares issued and 9,619,320 shares outstanding as of September 27, 2013 9,849,773 shares issued and 9,579,753 shares outstanding as of June 28, 2013	99	99
Capital in excess of par value	29,940	29,758
Retained earnings	10,025	9,366
Treasury stock, at cost	(1,318)	(1,224)
Accumulated other comprehensive loss; foreign currency translation	(225)	(375)
Total stockholders' equity	38,521	37,624
Total liabilities and stockholders' equity	$62,594	$57,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited-in thousands, except per share amounts)

	For the Three Months Ended
	September 27,	September 28,
	2013	2012

GROSS REVENUE	$29,120	$22,396
Purchased services and materials, at cost	14,410	7,696
Direct costs of services and overhead	11,758	11,228
GROSS PROFIT	2,952	3,472

Selling, general and administrative expenses	1,870	1,925
OPERATING INCOME	1,082	1,547

OTHER (INCOME) EXPENSE
Interest income	-	(1)
Interest expense	25	24
INCOME BEFORE INCOME TAXES, from continuing operations	1,057	1,524

Income tax expense	398	581

NET INCOME FROM CONTINUING OPERATIONS	659	943
Loss from discontinued operations, net of tax benefit of $61	-	(98)
NET INCOME	$659	$845

NET INCOME (LOSS) PER SHARE-BASIC and DILUTED
Continuing operations	$0.07	0.10
Discontinued operations	-	(0.01)
NET INCOME PER SHARE-BASIC and DILUTED	$0.07	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,585	9,392

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,694	9,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited-in thousands)

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
COMPREHENSIVE INCOME
Net income	$659	$845
Foreign currency translation adjustments, net of tax	150	(148)
TOTAL COMPREHENSIVE INCOME	$809	$697

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited-in thousands)

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from operating activities:
Net income	$659	$845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	441	394
Loss on sale of property and equipment	26	-
Provision for doubtful accounts receivable	378	(248)
Loss on life insurance policy cash surrender value	(20)	(26)
Deferred tax benefit	244	84
Shared based compensation	115	91
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,916	6,020
(Increase) decrease in prepaid and other assets	(976)	237
Decrease in inventories	116	39
Increase (decrease) in accounts payable	(985)	(1,514)
(Decrease) in accrued salaries and vacation	(728)	(571)
Increase (decrease) in income tax payable	252	(784)
Increase in other assets and liabilities	(1,149)	(1,395)
Net cash provided by operating activities	289	3,172
Cash flow from investing activities:
Purchase of property and equipment	(70)	(66)
Payment for Geo-Marine acquisition, net of cash acquired	(3,101)	-
Payment for Charron acquisition, net of cash acquired	-	(297)
Premiums paid on life insurance policies	(16)	(37)
Net cash used in investing activities	(3,187)	(400)
Cash flow from financing activities:
Proceeds from exercise of stock options	67	72
Repayments of notes payable	(308)	(83)
Purchase of treasury stock	(94)	(36)
Net cash used in financing activities	(335)	(47)
Effect of exchange rate changes on cash and cash equivalents	149	(148)
Net (decrease) increase in cash and cash equivalents	(3,084)	2,577
Cash and cash equivalents at the beginning of the period	8,728	8,012
Cash and cash equivalents at the end of the period	$5,644	$10,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 28, 2013. The results of operations for the three-month period reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, ending on the Friday nearest June 30. The three-month periods ended September 27, 2013 and September 28, 2012 each included 13 weeks. Fiscal year 2013 and 2014 will include 52 weeks.

NOTE B – BUSINESS SEGMENTS

The company is aligned into three reportable segments: Engineering and Construction Management (“ECM”), Environmental Services (“ESG”), and Professional Services (“PSG”); all described below.

•      ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority.

•      ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, and cultural resources services.  Clients include a wide-range of federal and state agencies.

•      PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”).  Versar’s provision of on-site services, or staff augmentation, serves to enhance the mission of the customer with subject matter experts fully dedicated to mission objectives. These services are particularly attractive in this economic environment as DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure.  Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity) this segment serves government business by supporting customers in areas where their capabilities and capacities are lacking.

Presented below is summary operating information from continuing operations for the Company for the three-month periods ended September 27, 2013 and September 28, 2012.

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
	(in thousands)
GROSS REVENUE
ECM	$12,421	$10,613
ESG	13,014	8,224
PSG	3,685	3,559
	$29,120	$22,396

GROSS PROFIT (a)
ECM	$1,718	$2,594
ESG	472	355
PSG	762	523
	$2,952	$3,472

Selling, general and administrative expenses	1,870	1,925
OPERATING INCOME	$1,082	$1,547

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE C – ACQUISITIONS

On September 3, 2013, Versar purchased all of the issued and outstanding shares of Geo-Marine, Inc. (“GMI”) for an aggregate price of up to $6.5 million. We paid a cash amount equal to $3.1 million and issued a promissory note with an aggregate principal amount of $1.25 million, a three-year term, and interest accruing at 5% per year.  In addition, the Company recognized contingent considerations (discussed further in Note D) with regards to two (2) additional promissory notes with an aggregate principal amount of up to $2.15 million based on two proposals identified by  GMI  that result in contract awards to GMI and achievement of certain revenue targets. GMI contributed approximately $1.7 million in revenue and $2.0 million in expenses for the first quarter of 2014. Additionally, we have incurred approximately $0.1 million of transaction costs to date.

Headquartered in Plano, Texas, GMI provides construction services, natural and cultural resources planning, programming and implementation, as well as other services in support of a wide range of government, industry, and commercial clients. GMI is a strategic acquisition for Versar and their design, construction, and environmental expertise and customer base will allow us to expand our reach in terms of clients, technical capabilities, and geography.

The preliminary purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 3, 2013 acquisition date. Goodwill will be allocated between our ECM and ESG segments; however, as of the time of the filing of this Form 10Q the segments allocation has not been finalized.

Amount
Description	(in thousands)

Accounts receivable	$6,505
Property and equipment	606
Other assets	237
Goodwill	1,905
Intangibles(a)	1,317
Total assets acquired	10,570
Accounts payable	1,884
Accrued salaries and vacations	660
Other current liabilities	1,569
Deferred income taxes	217
Total liabilities assumed	4,330
Acquisition purchase price	$6,240

(a) Intangible assets included customer relationships. Our preliminary analysis estimates a useful life of 15 years, used as our basis for amortization.

NOTE D – FAIR VALUE MEASUREMENT

Versar applies ASC 820 – Fair Value Measurements and Disclosures in determining the fair value to be disclosed for financial and nonfinancial assets and liabilities.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.
Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities.
Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability.
As a result of the acquisition of GMI, the Company has assets and liabilities it is required to report at fair value. The valuation techniques utilized in the fair value measurement of the assets and liabilities presented were based on the definitions outlined above and the methodologies used by an external valuation firm, primarily a probability weighted discounted cash-flow analysis of the contingent note payable and earn-out of approximately $1.5 million and $0.4 million, respectively. As noted in the acquisition footnote, these Level 3 liabilities are based on two proposals identified by GMI that result in contract awards to GMI and achievement of certain revenue targets. We will continue to assess the conditions that would trigger the issuance of both the contingent note payable and the revenue earn-out liability at each reporting period and make adjustments to the fair values of these liabilities, if required, until the payment conditions are met through the term of the contingency period which expires two years from the acquisition date.

NOTE E – ACCOUNTS RECEIVABLE

	As of
	September 27,	June 28,
	2013	2013
	(in thousands)
Billed receivables
U.S. Government	$13,155	$12,692
Commercial	4,746	3,329
Unbilled receivables
U.S. Government	15,942	13,365
Commercial	1,617	1,485
Total receivables	35,460	30,871
Allowance for doubtful accounts	(1,907)	(1,529)
Accounts receivable, net	$33,553	$29,342

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

NOTE F – GOODWILL

The carrying value of goodwill at September 27, 2013 and June 28, 2013 was $9.4 million and $7.5 million, respectively.  The Company’s goodwill balance was derived from the acquisition of GMI in fiscal year 2014, Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998.  We recorded a goodwill balance with a preliminary fair value of $1.9 million from our acquisition of GMI, preliminarily allocated between our ECM and ESG segments as presented in the table below;

	Goodwill Balances
	ECM	ESG	Total

Balance, June 28, 2013	$5,547	$1,968	$7,515

GMI Acquisition	433	1472	1,905

Balance, September 27, 2013	$5,980	$3,440	$9,420

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	September 27, 2013	June 28, 2013
	(in thousands)
Raw Materials	$724	$685
Finished Goods	236	390
Work-in-process	149	150
Total	$1,109	$1,225

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	September 27,	June 28,
	2013	2013
	(in thousands)
Project related reserves	$499	$737
Payroll related	670	762
Asset retirement obligation	148	647
Deferred rent	527	467
Earn-out obligations	1,500	-
Severance accrual	39	51
Other	626	640
Total	$4,009	$3,304

As of September 27, 2013, other accrued liabilities include accrued legal, audit, value added tax liability, and foreign entity obligation.

NOTE I – DEBT

Notes Payable

As part of the purchase price for GMI in September 2013, the Company issued notes payable to Applied Research Associates, Inc. with an aggregate principal balance of up to $1.25 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded within the note payable line item in the consolidated balance sheet.

NOTE J – NET INCOME PER SHARE

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

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
	(in thousands)
Weighted average common shares outstanding-basic	9,585	9,392
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	109	32
Weighted average common shares outstanding-diluted	9,694	9,424

For each of the three month periods ended September 27, 2013 and September 28, 2012, options to purchase approximately 109,000 shares and 57,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  Through September 27, 2013, a total of 338,045 restricted stock units have been issued under the 2010 Plan. There are 664,955 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three month period ended  September 27, 2013, the Company awarded 41,235 restricted stock units to its executive officers and certain employees, which vest over a period of two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at September 27, 2013, was approximately $452,332, which if earned, will be recognized over the weighted average remaining service period of two years.  Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $105,073 and $91,000 for the three months ended   September 27, 2013 and  September 28, 2012, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Income.

Stock Option Activity

There were approximately 27,000 options outstanding and exercisable as of September 27, 2013 with a weighted average exercise price of $3.77, weighted average remaining contractual life of 0.93 years, and an aggregate intrinsic value of $26,000.  No stock options were issued during the three months ended September 27, 2013.

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

		Weighted-
	Optioned	Average Option
	Shares	Price Per Share	Total
	(in thousands, except per share price)
Outstanding at June 28, 2013	19	3.70	72
Exercised	(5)	3.50	(18)
Outstanding at September 27, 2013	14	3.82	54

NOTE L – INCOME TAXES

As of September 27, 2013 and June 28, 2013, the Company had approximately $1.6 million and $2.1 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting.  Such differences included depreciation, deferred compensation, accruals and reserves.  The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of September 27, 2013 and June 28, 2013, the Company had $167,000 recorded as a valuation allowance. The effective tax rates were approximately 37.6% and 38.1% for the first three months of fiscal 2014 and 2013, respectively.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three month periods ended September 27, 2013 and September 28, 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013, including the critical accounting policies and estimates discussed therein.  Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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

These forward-looking statements and our future financial performance may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2013.  Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in three market areas: (1) Engineering and Construction Management (“ECM”); (2) Environmental Services (“ESG”); and (3) Professional Services (“PSG”).  We also provide tailored and secure solutions in harsh environments and offer specialized abilities in classified projects and hazardous material management.

Business Segments

ECM

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

•
This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force and U.S. Army, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers (“USACE”), project and construction management services for the District of Columbia Courts, and other construction efforts.

•	We continue to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
•	The acquisition of GMI expands our capability and capacity to provide energy related services.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services.  Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.
•
We provide support to USACE, the U.S. Air Force, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This includes performance-based remediation (“PBR”) contracts for Air Force Civil Engineer Center (“AFCEC”).

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

•
We hold a key UXO removal contract supporting one of the largest U.S. Air Force testing and training ranges in the country. We exclusively provide UXO clean-up services at Ft. Irwin, CA, which is the National Training Center for the U.S. Department of Defense (“DoD”). This center is the size of Rhode Island and provides live fire training for U.S forces.

•
ESG is the prime contractor on three performance-based remediation (“PBR”) Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provide multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	With the acquisition of Geo-Marine, Inc. (“GMI”) this business segment expands its portfolio of clients to include the U.S. Navy, providing direct access to a strategic market.

PSG

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

•
We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.

•	We have installation restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation and in Puerto Rico.
•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.

•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•
We provide staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.

•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

It appears that the United States government will continue to face substantial fiscal and economic challenges that affect funding for certain projects.  We believe these conditions will continue based on a variety of factors, including the continued effects of high unemployment, the continuing weak European financial markets, and the existence of debt reduction pressures which will continue to put pressure on a full economic recovery.

  In this challenging economic environment, we focus on those opportunities where the U.S. Government continues to fund areas that clearly align with Versar’s program management services customers such as sustainable range management, UXO, PBR, and construction contract management.  We will also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades.

Specifically, we see the following four elements driving our strategy going forward:

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

We believe our balance sheet is strong, and we are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity.   As of the quarter ended September 27, 2013 we had $5.6 million of cash on hand and a working capital balance of $25.2 million.  We also continue to have access to a line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended September 27, 2013 and September 28, 2012:

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
	(dollars in thousands)
GROSS REVENUE	$29,120	$22,396

Purchased services and materials, at cost	14,410	7,696

Direct costs of services and overhead	11,758	11,228

GROSS PROFIT	$2,952	$3,472
Gross Profit percentage	10%	16%

Selling general and administrative expenses	1,870	1,925

OPERATING INCOME	1,082	1,547

OTHER (INCOME) EXPENSE

Interest (income)	-	(1)
Interest expense	25	24

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	1,057	1,524
Loss from discontinued operations before income taxes		(159)
INCOME BEFORE INCOME TAXES	$1,057	$1,365

Three Months Ended September 27, 2013 compared to the Three Months Ended September 28, 2012.

Gross revenue for the first quarter of fiscal year 2014 was $29.1 million, an increase of 30% compared to $22.4 million during the first quarter of the last fiscal year.  The majority of this increase was attributable to a combination of the results contributed by GMI, acquired in September 2013 and contributing approximately $1.7 million, our ongoing Personal Services Contract providing Afghan citizens to support the USACE construction program in Afghanistan, contributing approximately $1.4 million, and the ramp up of our Great Lakes and New England PBR programs with AFCEC, contributing approximately $3.6 million.

Purchased services and materials for the first quarter of fiscal year 2014 was $14.4 million, an increase of 87% compared to $7.7 million during the first quarter of the last fiscal year. This increase largely resulted from an increase in sub-contractor costs associated with the Great Lakes PBR.

Direct costs of services and overhead for the first quarter of fiscal year 2014 were $11.8 million, an increase of 5% compared to $11.2 million during the first quarter of the last fiscal year. This increase was primarily attributable to the increases discussed above.

Gross profit from continuing operations for the first quarter of fiscal 2014 was $3.0 million, a decrease of 15% compared to $3.5 million during the first quarter of the last fiscal year. Decreases in gross profit attributable to certain international projects were off-set by increases to gross profit attributable to the Great Lakes PBR program.

Selling, general and administrative expenses for the first quarter of fiscal 2014 remained relatively flat at $1.9 million, when compared to the first quarter of last fiscal year, however; the first quarter of fiscal 2014 includes approximately $0.1 million of costs related to the acquisition of GMI.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received.   As of September 27, 2013, funded backlog was approximately $136 million, an increase of 26% compared to approximately $108 million of backlog at the end of fiscal year 2013.  $15 million of this increase was directly attributable to contributions from GMI, acquired in September 2013.

Results of Operations by Reportable Segment

The tables below set forth our operating results from continuing operations by reportable segment for the three month periods ended September 27, 2013 and September 28, 2012. The dollar amounts in the three segment tables that follow are in thousands.

Engineering and Construction Management

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
GROSS REVENUE	$12,421	$10,613
Purchased services and materials, at cost	7,078	3,905
Direct costs of services and overhead	3,625	4,113
GROSS PROFIT, from continuing operations	1,718	2,594
Loss from discontinued operations	-	(159)
GROSS PROFIT	$1,718	$2,435
Gross profit percentage from continuing operations	14%	24%

Three Months Ended September 27, 2013 compared to the Three Months Ended September 28, 2012

Gross revenue for the first quarter of fiscal 2014 was $12.4 million, an increase of 17% compared to $10.6 million during the first quarter of the last fiscal year.  This increase primarily resulted from our ongoing Personal Services Contract providing Afghan citizens to support the USACE construction program in Afghanistan. Decreases in revenue from our UK-based subsidiary Professional Protection Systems, Ltd. (“PPS”) which had higher revenue in fiscal 2013 attributable to the 2012 Olympic games were off-set by an additional $1.1 million increase in revenue, directly attributable to contributions by GMI.

Gross profit from continuing operations for the first quarter of fiscal 2014 was $1.7 million, a decrease of 34% compared to $2.6 million during the first quarter of the last fiscal year.  The majority of this decrease was due to the decrease in in gross profit related to our Title II work in Afghanistan which is anticipated to end in the summer of 2014. Although we see a compression of gross profit with regards to our international projects due to the reduction in federal spending overseas, we expect profits to stabilize at a more normal level.

Environmental Services

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
GROSS REVENUE	$13,014	$8,224
Purchased services and materials, at cost	7,102	3,060
Direct costs of services and overhead	5,440	4,809
GROSS PROFIT	$472	$355
Gross profit percentage	4%	4%

Three Months Ended September 27, 2013 compared to the Three Months Ended September 28, 2012

Gross revenue for the first quarter of fiscal 2014 was $13.0 million, an increase of 58% compared to $8.2 million during the first quarter of the last fiscal year.  This increase was primarily attributable to the ramp up of our work on the Great Lakes, New England, and Tinker PBR programs; all in conjunction with our PBR contracts with AFCEC. GMI contributed approximately $0.5 million to this increase.

Gross profit for the first quarter of fiscal 2014 increased 33% to $0.5 million, compared to a $0.4 million in the first quarter of the last fiscal year.  The majority of this increase is the result of our work on the Great Lakes PBR program and increased direct labor utilization. However, we continue to realize a relatively flat gross margin, consistent with our PBR program.

Professional Services

	For the Three Months Ended
	September 27,	September 28,
	2013	2012
GROSS REVENUE	$3,685	$3,559
Purchased services and materials, at cost	230	731
Direct costs of services and overhead	2,693	2,306
GROSS PROFIT	$762	$523
Gross profit percentage	21%	15%

Three Months Ended September 27, 2013 compared to the Three Months Ended September 28, 2012

Gross revenue for the first quarter of fiscal 2014 was $3.7 million, an increase of 4% compared to $3.6 million during the first quarter of the last fiscal year.  This increase was primarily the result of our continuing work at Joint Base Lewis McChord (“JBLM”).

Gross profit for the first quarter of fiscal 2014 was $0.8 million, an increase of 46% compared to $0.5 million during the first quarter of the last fiscal year.  This increase was primarily attributable to the decrease in purchased services which resulted from our transition from prime contractor to sub-contractor for our work at certain army facilities. When coupled with our increase in revenue, the decline in purchased services generated a significant increase in our gross margin.

Liquidity and Capital Resources

                Our working capital as of September 27, 2013 was approximately $25.2 million compared to working capital at June 28, 2013 of $27.0 million.  Our current ratio at September 27, 2013 was 2.22 compared to 2.54 at June 28, 2013.

                We believe that our current cash balance of $5.6 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2014 fiscal year are approximately $1.1 million and will be funded through existing working capital.  These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

Critical Accounting Policies and Related Estimates

                There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

                During the first quarter of fiscal year 2014 our employees surrendered shares of common stock to us to pay tax withholding obligations upon vesting of restricted stock units.  The purchase price of this stock was based on the closing price of our common stock on the NYSE Amex on the date of vesting.

Purchase of Equity Securities

Total Number
			of	Maximum
			Shares	Number (or
			Purchased	Approximate
	Total	Average	as Part of	Dollar Value) of
	Number	Price	Publicly	Shares that May
	of	Paid	Announced	Yet Be Purchased
	Shares	Per	Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
June 29-July 26, 2013	10,392	$5.36	-	-
July 27-August 30, 2013	-	$-	-	-

August 31-September 27, 2013	8,222	$4.62	-	-

Total	18,614	$5.04	-	-

ITEM 6.	Exhibits

Exhibit No.	Description

10.35	Change in Control Severance Agreement between the Company and Anthony L. Otten. (A)

10.36	Change in Control Severance Agreement between the Company and Jeffrey A. Wagonhurst. (A)

10.37	Change in Control Severance Agreement between the Company and Cynthia A. Downes. (A)

10.38	Change in Control Severance Agreement between the Company and Joshua J. Izenberg. (A)

10.39	Change in Control Severance Agreement between the Company and J. Joseph Tyler. (A)

10.40	Change in Control Severance Agreement between the Company and Linda M. McKnight. (A)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income,  (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

(A)          Incorporated by reference to exhibits 10.35 through 10.40 the Registrant’s Form 8-K filed with the Commission on September 18, 2013.

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

Date:  November 07, 2013

