Form 10-Q
period 2013-12-27
VERSAR INC
filed 2014-02-10
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended
December 27, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 06, 2014
$.01 par value	9,710,344

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of December 27, 2013 (unaudited) and June 28, 2013.	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 27, 2013 and December 28, 2012.	4

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Six Months Ended December 27, 2013 and December 28, 2012.	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 27, 2013 and December 28, 2012.	6

	Unaudited Notes to Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

ITEM 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 6.	Exhibits.	22

SIGNATURES		23

EXHIBITS		24

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	December 27, 2013 (Unaudited)	June 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$4,045	$8,728
Accounts receivable, net	35,689	29,342
Inventory	1,189	1,225
Prepaid expenses and other current assets	1,192	1,074
Deferred income taxes	1,993	2,314
Income tax receivable	1,922	1,764
Total current assets	46,030	44,447
Property and equipment, net	2,256	2,108
Deferred income taxes, non-current	890	622
Goodwill	9,420	7,515
Intangible assets, net	2,887	1,798
Other assets	1,188	887
Total assets	$62,671	$57,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,904	$10,788
Accrued salaries and vacations	3,541	3,042
Other current liabilities	3,527	3,304
Income tax payable	293	-
Notes payable, current	1,641	333
Total current liabilities	20,906	17,467
Notes payable, non-current	635	333
Deferred income taxes	1,098	849
Other long-term liabilities	1,501	1,104
Total liabilities	24,140	19,753
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; 30,000,000 shares authorized; 9,962,885 shares issued and 9,658,107 shares outstanding as of December 27, 2013 9,849,773 shares issued and 9,579,753 shares outstanding as of June 28, 2013	100	99
Capital in excess of par value	30,101	29,758
Retained earnings	10,122	9,366
Treasury stock, at cost	(1,396)	(1,224)
Accumulated other comprehensive loss; foreign currency translation	(396)	(375)
Total stockholders' equity	38,531	37,624
Total liabilities and stockholders' equity	$62,671	$57,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited-in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

GROSS REVENUE	$28,037	$24,122	$57,158	$46,518
Purchased services and materials, at cost	14,359	9,540	28,769	17,237
Direct costs of services and overhead	11,347	10,617	23,105	21,845
GROSS PROFIT	2,331	3,965	5,284	7,436

Selling, general and administrative expenses	2,415	2,249	4,285	4,174
OPERATING (LOSS) INCOME	(84)	1,716	999	3,262

OTHER (INCOME) EXPENSE
Interest income	(13)	-	(13)	(1)
Interest expense	42	22	67	46
(LOSS) INCOME BEFORE INCOME TAXES, from continuing operations	(113)	1,694	945	3,217

Income tax (benefit) expense	(34)	511	364	1,092

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(79)	1,183	581	2,125
Income (Loss) from discontinued operations, net of tax (expense) benefit of $(105) and $121 and $(105) and $174	179	(258)	176	(355)
NET INCOME	$100	$925	$757	$1,770

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED
Continuing operations	$(0.01)	0.12	$0.06	0.22
Discontinued operations	0.02	(0.03)	0.02	(0.04)
NET INCOME PER SHARE-BASIC and DILUTED	$0.01	$0.09	$0.08	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,653	9,507	9,611	9,450

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,789	9,536	9,748	9,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited-in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
COMPREHENSIVE INCOME

Net income	$100	$925	$757	$1,770

Foreign currency translation adjustments, net of tax	(172)	186	(22)	38

TOTAL COMPREHENSIVE (LOSS) INCOME	$(72)	$1,111	$735	$1,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited-in thousands)

	For the Six Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$757	$1,770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	951	894
Loss on sale of property and equipment	23	-
Provision for doubtful accounts receivable	(199)	(271)
(Gain) loss on life insurance policy cash surrender value	(57)	1
Deferred tax benefit	90	162
Share based compensation	258	219
Changes in assets and liabilities:
Decrease in accounts receivable	382	4,085
(Increase) decrease in prepaid and other assets	(112)	778
Decrease in inventories	117	33
(Decrease) increase in accounts payable	(959)	1,340
(Decrease) increase in accrued salaries and vacation	(160)	6
Increase (decrease) in income tax payable	131	(667)
Decrease in other assets and liabilities	(1,583)	(2,176)
Net cash (used in ) provided by operating activities	(361)	6,174
Cash flow from investing activities:
Purchase of property and equipment	(217)	(140)
Payment for Geo-Marine acquisition, net of cash acquired	(3,100)	-
Payment for Charron acquisition, net of cash acquired	-	(297)
Premiums paid on life insurance policies	(24)	(42)
Net cash used in investing activities	(3,341)	(479)
Cash flow from financing activities:
Proceeds from exercise of stock options	84	119
Repayments of notes payable	(884)	(167)
Purchase of treasury stock	(171)	(47)
Net cash used in financing activities	(971)	(95)
Effect of exchange rate changes on cash and cash equivalents	(10)	38
Net (decrease) increase in cash and cash equivalents	(4,683)	5,638
Cash and cash equivalents at the beginning of the period	8,728	8,012
Cash and cash equivalents at the end of the period	$4,045	$13,650
Supplemental disclosure of non-cash financing activities:
Promissory notes-payable issued in connection with GMI acquisition	$2,250	$-
Promissory notes-payable issued in connection with Charron acquisition	$-	$1,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 28, 2013. The results of operations for the three-month and six-month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, ending on the Friday nearest June 30. The three-month periods ended December 27, 2013 and December 28, 2012, each include 13 weeks and the corresponding six-month periods each include 26 weeks. Fiscal year 2013 and 2014 each include 52 weeks.

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

Presented below is summary operating information from continuing operations for the Company by segment for the three-month and six-month periods ended December 27, 2013 and December 28, 2012.

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$13,474	$12,454	$25,895	$23,067
ESG	11,861	7,793	24,876	16,017
PSG	2,702	3,875	6,387	7,434
	$28,037	$24,122	$57,158	$46,518

GROSS PROFIT (a)
ECM	$1,490	$2,355	$3,208	$4,949
ESG	635	690	1,108	1,044
PSG	206	920	968	1,443
	$2,331	$3,965	$5,284	$7,436

Selling, general and administrative expenses	2,415	2,249	4,285	4,174

OPERATING (LOSS) INCOME	$(84)	$1,716	$999	$3,262

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE C – ACQUISITIONS

On September 3, 2013, Versar purchased all of the issued and outstanding shares of Geo-Marine, Inc. (“GMI”) for an aggregate price of up to $6.5 million. We paid a cash amount equal to $3.1 million and issued a promissory note with an aggregate principal amount of $1.25 million, a three-year term, and interest accruing at 5% per year.  In addition, the Company may issue two additional contingent promissory notes with an aggregate principal amount of up to $2.15 million under certain contingent consideration provisions of the purchase agreement (discussed further in Note D) based on two proposals identified by GMI that resulted in contract awards to GMI with payment in part contingent on achievement of certain revenue targets. GMI has contributed approximately $5.9 million in revenue and $6.6 million in expenses through December 27, 2013. Additionally, we have incurred approximately $0.1 million of transaction costs through December 27, 2013..

Headquartered in Plano, Texas, GMI provides design and construction services, natural and cultural resources planning, programming and implementation, as well as other services in support of a wide range of government, industry, and commercial clients. GMI is a strategic acquisition for Versar and their design, construction, and environmental expertise and customer base will allow us to expand our reach in terms of clients, technical capabilities, and geography.

The preliminary purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 3, 2013 acquisition date. Goodwill will be allocated between our ECM and ESG segments; however, as of the time of the filing of this Form 10-Q the segments allocation has not been finalized.

Description	Amount (in thousands)

Accounts receivable	$6,505
Property and equipment	606
Other assets	237
Goodwill	1,905
Intangibles(a)	1,317
Total assets acquired	10,570
Accounts payable	1,884
Accrued salaries and vacations	660
Other current liabilities	1,569
Deferred income taxes	217
Total liabilities assumed	4,330
Acquisition purchase price	$6,240

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

As a result of the acquisition of GMI, the Company has assets and liabilities it is required to report at fair value. The valuation techniques utilized in the fair value measurement of the assets and liabilities presented were based on the definitions outlined above and the methodologies used by an external valuation firm, primarily a probability weighted discounted cash-flow analysis of the contingent notes payable approximating $1.9 million in total. As noted in the acquisition footnote, these Level 3 liabilities are based on two proposals identified by GMI that result in contract awards to GMI and achievement of certain revenue targets. We will continue to assess the conditions that would trigger the issuance of both the contingent note payable and the revenue earn-out liability at each reporting period and adjust the fair values of these liabilities, if required, until the payment conditions are met through the term of the contingency period, which expires two years from the acquisition date.

NOTE E – ACCOUNTS RECEIVABLE

	As of
	December 27,	June 28,
	2013	2013
	(in thousands)
Billed receivables
U.S. Government	$16,459	$12,692
Commercial	5,628	3,329
Unbilled receivables
U.S. Government	13,407	13,365
Commercial	1,566	1,485
Total receivables	37,060	30,871
Allowance for doubtful accounts	(1,371)	(1,529)
Accounts receivable, net	$35,689	$29,342

Billed receivables at December 27, 2013 and June 28, 2013 were $22.1 million and $16.0 million, respectively. Based on our preliminary purchase price allocation, the acquisition of GMI contributed approximately $6.5 million in accounts receivable. As discussed in Note C, we are currently evaluating the preliminary purchase price allocation and as of the time of the filing of this Form 10-Q, the allocation has not been finalized.

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

We collected approximately $0.3 million during the second quarter of this fiscal year that related to a previously realized bad-debt expense included in discontinued operations.

NOTE F – GOODWILL

The carrying value of goodwill at December 27, 2013 and June 28, 2013 was $9.4 million and $7.5 million, respectively.  The Company’s goodwill balance was derived from the acquisition of GMI in fiscal year 2014, Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998.  We recorded a goodwill balance with a preliminary fair value of $1.9 million from our acquisition of GMI, preliminarily allocated between our ECM and ESG segments as presented in the table below;

	Goodwill Balances
	ECM	ESG	Total

Balance, June 28, 2013	$5,547	$1,968	$7,515
GMI Acquisition	433	1,472	1,905
Balance, December 27, 2013	$5,980	$3,440	$9,420

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	December 27,	June 28,
	2013	2013
	(in thousands)
Raw Materials	$695	$685
Finished Goods	323	390
Work-in-process	171	150
Total	$1,189	$1,225

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	December 27,	June 28,
	2013	2013
	(in thousands)
Project related reserves	$676	$737
Payroll related	409	762
Asset retirement obligation	-	647
Deferred rent	699	467
Earn-out obligations	1,500	-
Severance accrual	37	51
Other	206	640
Total	$3,527	$3,304

As of December 27, 2013, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations. The $0.6 million asset retirement obligation at June 28, 2013 pertained to discontinued operations and has been fully utilized.  We do not have an asset retirement obligation for continuing operations at December 27, 2013.

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

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,653	9,507	9,611	9,450
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	136	29	137	29
Weighted average common shares outstanding-diluted	9,789	9,536	9,748	9,479

For each of the three and six month periods ended December 27, 2013, there were approximately 137,000 shares related to stock awards that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For each of the three and six month periods ended December 28, 2012, restricted and incentive options to purchase approximately 22,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  Through December 27, 2013, a total of 393,545 restricted stock units have been issued under the 2010 Plan. There are 609,455 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the six-month period ended December 27, 2013, the Company awarded 101,235 restricted stock units to its executive officers and certain employees, which generally vest over a period of one or two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at December 27, 2013, was approximately $787,000, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $132,000 and $162,000 for the three months ended December 27, 2013 and December 28, 2012, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $238,000 and $219,000 for the six months ended December 27, 2013 and December 28, 2012, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

There were approximately 23,000 incentive stock options outstanding and exercisable as of December 27, 2013 with a weighted average exercise price of $3.81, weighted average remaining contractual life of 0.74 years, and an aggregate intrinsic value of $30,000.  No stock options were issued during the three months ended December 27, 2013.

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned # of shares	Weighted- Average Option Price Per Share	Intrinsic Value
	(in thousands, except per share price)
Outstanding at June 28, 2013	19	3.70	$72
Exercised	(11)	3.27	(36)
Outstanding at December 27, 2013	8	4.58	$36

NOTE L – INCOME TAXES

 As of December 27, 2013 and June 28, 2013, the Company had approximately $1.8 million and $2.1 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting.  Such differences included depreciation, deferred compensation, accruals and reserves.  The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of December 27, 2013 and June 28, 2013, the Company had $166,000 recorded as a valuation allowance. The effective tax rates were approximately 38.3% and 38.1% for the first six months of fiscal 2014 and 2013, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to our financial condition and results of operations for the three- month and six-month periods ended December 27, 2013 and December 28, 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013, including the critical accounting policies and estimates discussed therein.  Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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
⋅
This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers (“USACE”), project and construction management services for the District of Columbia Courts, and other construction efforts.

•	We continue to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
⋅	The acquisition of Geo-Marine, Inc. (“GMI”) expands our capability and capacity to provide energy related services.

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
⋅
We provide support to USACE, the USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).

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
⋅
ESG provides munitions response services at two of the world’s largest ranges including the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges. Our services include operational range clearance, operations and maintenance, and range sustainment services at both locations.

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
⋅
With the acquisition of GMI, this business segment expands its portfolio of clients to include the U.S. Navy and increases our Cultural Resources staff more than five times and doubles our Natural Resources capabilities.

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

•	We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
⋅	We have installation restoration managers fielded under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.
•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
⋅	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	We provide staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
⋅	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

On October 1, 2013, non-essential functions of the United States Government temporarily shut down because Congress was unable to pass legislation providing appropriations authority for the government to continue to operate for the U.S. Government’s fiscal year 2014. Subsequently, on October 16, 2013 Congress passed a continuing resolution funding measure to finance all U.S. Government activities through January 15, 2014 and raised the debt ceiling through February 7, 2014. Under this continuing resolution, partial-year funding was available at prior year levels, subject to certain restrictions, but new spending initiatives were not authorized. We noted a slowdown of awards on nine of our existing contracts due to the shutdown, which resulted in approximately two weeks of furloughs. We partially funded the affected employees salaries during the furlough and, similar to other U.S. government contractors, were impacted as a result of the shutdown, however we do not anticipate further furloughs in the coming quarters.

  On December 10, 2013 the U.S. Government reached a two-year budget agreement known as the Bipartisan Budget Agreement of 2013 (“BBA”). The BBA provides budget guidance through the U.S. Government’s fiscal year 2015, restores certain projected reductions, and eliminates sequestration for two years. The BBA does not address core fiscal issues, long-term debt issues, or deficit issues, and it does not appropriate funds.  It appears that the U.S. Government will continue to face substantial fiscal and economic challenges that affect funding for certain projects.

 In this challenging economic environment, we focus on those opportunities where the U.S. Government continues to fund areas that clearly align with Versar’s customers in the program management services segment  such as sustainable range management, UXO, PBR, and construction contract management.  We will also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades.

Specifically, we see the following four elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with development of a strong internal infrastructure and associated technologies, is allowing us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients. Where we have seen a shift in focus to contracts for qualified small businesses, we are strengthening and developing relationships with such businesses so we can enhance our opportunity to capture some of this work.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State.

We believe our balance sheet is strong, and we are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity.   As of the quarter ended December 27, 2013 we had $4.0 million of cash on hand and a working capital balance of $25.1 million.  We also continue to have access to a line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months and six months ended December 27, 2013 and December 28, 2012:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(dollars in thousands)		(dollars in thousands)

GROSS REVENUE	$28,037	$24,122	$57,158	$46,518
Purchased services and materials, at cost	14,359	9,540	28,769	17,237
Direct costs of services and overhead	11,347	10,617	23,105	21,845

GROSS PROFIT	$2,331	$3,965	$5,284	$7,436
Gross Profit percentage	8%	16%	9%	16%

Selling general and administrative expenses	2,415	2,249	4,285	4,174

OPERATING INCOME (LOSS)	(84)	1,716	999	3,262

OTHER (INCOME) EXPENSE

Interest (income)	(13)	-	(13)	(1)
Interest expense	42	22	67	46

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	$(113)	$1,694	$945	$3,217

Three Months Ended December 27, 2013 compared to the Three Months Ended December 28, 2012.

Gross revenue for the second quarter of fiscal year 2014 was $28.0 million, an increase of 16% compared to $24.1 million during the second quarter of the last fiscal year.  This increase was primarily due to a $4.5 million increase directly attributable to our acquisition of GMI, our ongoing Personal Services Contract (“PSC”) providing Afghan citizens to support the USACE construction program in Afghanistan, and our Great Lakes and New England PBR programs with AFCEC. These increases were partially offset by a $1.2 million decline in revenue from PSG as we continue to see a decline in our contract positions as well as the continued  shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work.

Purchased services and materials for the second quarter of fiscal year 2014 was $14.4 million, an increase of 51% compared to $9.5 million during the second quarter of the last fiscal year. This increase was primarily driven by an approximate $2.4 million increase in purchased services related to our PSC contract and GMI related contracts, and an approximate $2.4 million increase related to our PBR programs. We anticipate purchased services, as a percentage of revenue, to continue to exceed prior years.

Direct costs of services and overhead for the second quarter of fiscal year 2014 were $11.3 million, an increase of 7% compared to $10.6 million during the second quarter of the last fiscal year. This increase was primarily due to increases in direct costs on certain Afghanistan projects.

Gross profit from continuing operations for the second quarter of fiscal 2014 was $2.3 million, a decrease of 41% compared to $4.0 million during the second quarter of the last fiscal year. The majority of this decrease was due to the decrease in gross profit related to our Title II work in Afghanistan, the majority of which is anticipated to end in the summer of 2014. Additionally, gross profit in our PSG group decreased due to the shift in solicitations and corresponding decline in contract positions to qualified small businesses discussed above.

Selling, general and administrative expenses for the second quarter of fiscal 2014 increased 7% to $2.4 million, when compared to the second quarter of last fiscal year. The increase is primarily attributable to approximately $0.1 million of final tax payments for the fiscal 2012 purchase of Charron and approximately $0.1 million in severance costs related to the GMI acquisition included in the second quarter of this fiscal year

Loss from continuing operations, before income taxes, for the three months ended December 27, 2013 was $0.1 million, compared to income from continuing operations, before income taxes, of $1.7 million for the three months ended December 28, 2012. The majority of this decrease is directly related to the 51% increase in purchased services; however, in addition to the $0.1 million tax payment discussed above, we also incurred approximately $0.1 million in severance costs during the second quarter of this fiscal year related to our acquisition of GMI.

Six Months Ended December 27, 2013 compared to the Six Months Ended December 28, 2012.

Gross revenue for the first six months of fiscal year 2014 was $57.2 million, an increase of 23% compared to $46.5 million during the first six months of the last fiscal year.  This increase was primarily due to a $5.9 million increase directly attributable to our acquisition of GMI, our ongoing Personal Services Contract (“PSC”) providing Afghan citizens to support the USACE construction program in Afghanistan, and the ramp up of our Great Lakes and New England PBR programs. These increases were partially offset by a $1.0 million decline in revenue from PSG due to the continuing shift in solicitations to qualified small businesses discussed above.

Purchased services and materials for the first six months of fiscal year 2014 was $28.8 million, an increase of 67% compared to $17.2 million during the first six months of the last fiscal year. This increase was primarily driven by an approximate $4.0 million increase in purchased services related to our PSC contract, an approximate $3.0 million increase for GMI related contracts, and a $4.5 million increase related to our PBR programs. We anticipate purchased services, as a percentage of revenue, to continue to exceed prior years.

Direct costs of services and overhead for the first six months of fiscal year 2014 were $23.1 million, an increase of 6% compared to $21.8 million during the first six months of the last fiscal year. This increase was primarily due to increases in direct costs on certain Afghan projects.

Gross profit from continuing operations for the first six months of fiscal 2014 was $5.3 million, a decrease of 29% compared to $7.4 million during the first six months of the last fiscal year. The majority of this decrease was due to the decrease in gross profit related to our Title II work in Afghanistan, the majority of which is anticipated to end in the summer of 2014. Additionally, gross profit in our PSG group decreased as we continue to see an increase in solicitations aimed at qualified small businesses and corresponding decline in contract positions available to us.

Selling, general and administrative expenses for the first six months of fiscal 2014 increased 3% to $4.3 million, when compared to the first six months of last fiscal year.  This increase is primarily due to an approximate $0.1 million final tax payment related to our fiscal 2012 purchase of Charron and approximately $0.1 million of severance costs related to the acquisition of GMI.

Income from continuing operations, before income taxes, for the first six months ended December 27, 2013 was $1.0 million, a 71% decrease when compared to the first six months of the last fiscal year.  The majority of this decrease is directly related to the 67% increase in purchased services; however, in addition to the $0.1 million tax payment discussed above, we also incurred approximately $0.1 million in severance costs during the second quarter of this fiscal year related to our acquisition of GMI.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received.   As of December 27, 2013, funded backlog was approximately $120 million, an increase of 11% compared to approximately $108 million of backlog at the end of fiscal year 2013.

Results of Operations by Reportable Segment

The tables below set forth our operating results from continuing operations by reportable segment for the three month periods ended December 27, 2013 and December 28, 2012. The dollar amounts in the three segment tables that follow are in thousands.

Engineering and Construction Management
	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
GROSS REVENUE	$13,474	$12,454	$25,895	$23,067
Purchased services and materials, at cost	8,723	6,303	15,801	10,209
Direct costs of services and overhead	3,261	3,796	6,886	7,909
GROSS PROFIT, from continuing operations	1,490	2,355	3,208	4,949
Income (Loss) from discontinued operations	284	(364)	281	(523)
GROSS PROFIT	$1,774	$1,991	$3,489	$4,426
Gross profit percentage from continuing operations	13%	19%	13%	21%

Three Months Ended December 27, 2013 compared to the Three Months Ended December 28, 2012

Gross revenue for the second quarter of fiscal 2014 was $13.5 million, an increase of 8% compared to $12.5 million during the second quarter of the last fiscal year.  An additional $3.1 million in revenue attributable to GMI was offset by decreases to our domestic construction management and special projects operations as certain projects associated with USACE continue to have delayed funding.

Gross profit from continuing operations for the second quarter of fiscal 2014 was $1.5 million, a decrease of 37% compared to $2.4 million during the second quarter of the last fiscal year.  The majority of this decrease was due to the decrease in in gross profit related to our Title II work in Afghanistan, the majority of which is anticipated to end in the summer of 2014. In addition, we recognized approximately $0.1 million in bad debt expense related to our domestic construction management operations and incurred costs associated with our business development efforts in the Middle East.

Six Months Ended December 27, 2013 compared to the Six Months Ended December 28, 2012

Gross revenue for the first six months of fiscal 2014 was $25.9 million, an increase of 12% compared to $23.1 million during the first six months of the last fiscal year. An additional $4.2 million in revenue attributable to GMI was off-set by decreases in  revenue of approximately $0.1 million from our UK-based subsidiary Professional Protection Systems, Ltd. (“PPS”) which had higher revenue in fiscal 2013 attributable to the 2012 Olympic games and an approximate decrease of $1.3 million from our domestic construction management and special project operations.

Gross profit from continuing operations for the first six months of fiscal 2014 was $3.2 million, a decrease of 35% compared to $4.9 million during the first six months of the last fiscal year.  The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan, the majority of which is anticipated to end in the summer of 2014. In addition, we recognized approximately $0.1 million in bad debt expense related to our program and construction management operations and incurred costs associated with our business development efforts in the Middle East. These decreases to gross profit were partially offset by the subsequent collection of previously written off receivables of approximately $0.3 million included in discontinued operations.

Environmental Services
	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
GROSS REVENUE	$11,861	$7,793	$24,876	$16,017
Purchased services and materials, at cost	5,345	2,635	12,447	5,695
Direct costs of services and overhead	5,881	4,468	11,321	9,278
GROSS PROFIT	$635	$690	$1,108	$1,044
Gross profit percentage	5%	9%	4%	7%

Three Months Ended December 27, 2013 compared to the Three Months Ended December 28, 2012

Gross revenue for the second quarter of fiscal 2014 was $11.9 million, an increase of 52% compared to $7.8 million during the second quarter of the last fiscal year.  This increase was primarily attributable to our work on the Great Lakes, New England, and Tinker PBR programs, all in conjunction with our PBR contracts with AFCEC. GMI contributed approximately $1.2 million to this increase.

Gross profit for the second quarter of fiscal 2014 decreased 8% to $0.6 million, compared to a $0.7 million in the second quarter of the last fiscal year.  The majority of this decrease is the result of a greater than 100% increase in purchased services associated with the subcontracted work in our PBR projects and the decrease in direct labor utilization associated with GMI as we worked through staff alignment during the integration process.

Six Months Ended December 27, 2013 compared to the Six Months Ended December 28, 2012

Gross revenue for the first six months of fiscal 2014 was $24.9 million, an increase of 55% compared to $16.0 million during the first six months of the last fiscal year.  This increase was primarily attributable to the ramp up of our work on the Great Lakes, New England, and Tinker PBR programs; all in conjunction with our PBR contracts with AFCEC. GMI contributed approximately $1.7 million to this increase.

Gross profit for the first six months of fiscal 2014 increased 6% to $1.1 million, compared to $1.0 million in the first six months of the last fiscal year.  Although there was a year-over-year decline in gross profit for the three months ended December 27, 2013 due to an increase in purchased services and a decline in direct labor utilization associated with the integration of GMI, the first six months generated an increase in gross profit due to increased direct labor utilization over the entire period.

Professional Services
	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
GROSS REVENUE	$2,702	$3,875	$6,387	$7,434
Purchased services and materials, at cost	291	602	521	1,333
Direct costs of services and overhead	2,205	2,353	4,898	4,658
GROSS PROFIT	$206	$920	$968	$1,443
Gross profit percentage	8%	24%	15%	19%

Three Months Ended December 27, 2013 compared to the Three Months Ended December 28, 2012

Gross revenue for the second quarter of fiscal 2014 was $2.7 million, a decrease of 30% compared to $3.9 million during the second quarter of the last fiscal year.  This decrease was due to the completion of contracts at numerous sites, most significantly within the Mobile District  and at the Fort Lee site. We continue to see a decline in our contract positions as well as a continued  shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects.

Gross profit for the second quarter of fiscal 2014 was $0.2 million, a decrease of 78% compared to $0.9 million during the second quarter of the last fiscal year.  This decrease was primarily attributable to the decline in direct labor hours associated with the contracts previously discussed. Additionally, although we experienced furloughs during the two week U.S. Government shut down, we continued to partially fund the salaries of those employees that were affected.

Six Months Ended December 27, 2013 compared to the Six Months Ended December 28, 2012

Gross revenue for the first six months of fiscal 2014 was $6.4 million, a decrease of 14% compared to $7.4 million during the first six months of the last fiscal year.  This decrease was due to the completion of contracts at numerous sites, most significantly within the Mobile District  and at the Fort Lee site. This decrease was partially offset by our continuing work at Joint Base Lewis McChord.

Gross profit for the first six months of fiscal 2014 was $1.0 million, a decrease of 33% compared to $1.4 million during the first six months of the last fiscal year. This decrease was primarily attributable to the decline in direct labor hours associated with the contracts previously discussed. Purchased services for our work at certain U.S. Army facilities decreased 61% to $0.5 million and partially offset the decline in gross profit.

Liquidity and Capital Resources

Our working capital as of December 27, 2013 was approximately $25.1 million compared to working capital at June 28, 2013 of $27.0 million.  Our current ratio at December 27, 2013 was 2.20 compared to 2.54 at June 28, 2013.

We believe that our current cash balance of $4.0 million, our anticipated cash flows from operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2014 fiscal year are approximately $0.9 million, of which approximately $0.2 million was funded in the first six months of the fiscal year. The remainder will be funded through existing working capital.  These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchase of Equity Securities

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
September 28 - October 25, 2013	14,820	$4.78	-	-
October 26 - November 22, 2013	1,324	$4.90	-	-
November 23, 2013 - December 27, 2013	-	$-	-	-
Total	16,144	$4.79	-	-

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income,  (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.
(Registrant)

By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President,
Chief Financial Officer,
and Treasurer

Date:  February 10, 2014

