Form 10-Q
period 2014-03-28
VERSAR INC
filed 2014-05-08
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 28, 2014
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Class of Common Stock $.01 par value	Outstanding at May 5, 2014 9,712,334

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	March 28, 2014 (Unaudited)	June 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$6,630	$8,728
Accounts receivable, net	31,695	29,342
Inventory	1,156	1,225
Prepaid expenses and other current assets	1,425	1,074
Deferred income taxes	2,083	2,314
Income tax receivable	2,446	1,764
Total current assets	45,435	44,447
Property and equipment, net	2,242	2,108
Deferred income taxes, non-current	1,614	622
Goodwill	9,454	7,515
Intangible assets, net	3,096	1,798
Other assets	1,014	887
Total assets	$62,855	$57,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,532	$10,788
Accrued salaries and vacations	2,326	3,042
Other current liabilities	5,174	3,304
Notes payable, current	1,301	333
Total current liabilities	21,333	17,467
Notes payable, non-current	396	333
Deferred income taxes	1,489	849
Other long-term liabilities	1,092	1,104
Total liabilities	24,310	19,753

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; 30,000,000 shares authorized; 10,010,385 shares issued and 9,701,607 shares outstanding as of March 28, 2014 9,849,773 shares issued and 9,579,753 shares outstanding as of June 28, 2013	100	99
Capital in excess of par value	30,247	29,758
Retained earnings	9,994	9,366
Treasury stock, at cost	(1,396)	(1,224)
Accumulated other comprehensive loss; foreign currency translation	(400)	(375)
Total stockholders' equity	38,545	37,624
Total liabilities and stockholders' equity	$62,855	$57,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited-in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

GROSS REVENUE	$28,225	$30,981	$85,383	$77,499
Purchased services and materials, at cost	14,322	15,304	43,091	32,540
Direct costs of services and overhead	12,770	9,453	35,874	31,298
GROSS PROFIT	1,133	6,224	6,418	13,661

Selling, general and administrative expenses	1,946	1,877	6,231	6,051
Other income	(327)	-	(327)	-
OPERATING (LOSS) INCOME	(486)	4,347	514	7,610

OTHER (INCOME) EXPENSE
Other income	(1)	(3)	(14)	(4)
Interest expense	36	21	103	66
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	(521)	4,329	425	7,548

Income tax (benefit) expense	(301)	1,776	63	2,868

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(220)	2,553	362	4,680
Income (Loss) from discontinued operations, net of tax (expense) benefit of $60 and $121 and $(45) and $174	89	(1,511)	265	(1,867)
NET (LOSS) INCOME	$(131)	$1,042	$627	$2,813

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED
Continuing operations	$(0.02)	0.27	$0.04	0.50
Discontinued operations	0.01	(0.16)	0.03	(0.20)
NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(0.01)	$0.11	$0.07	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,702	9,545	9,645	9,482
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,702	9,575	9,703	9,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited-in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
COMPREHENSIVE (LOSS) INCOME

Net income	$(131)	$1,042	$627	$2,813

Foreign currency translation adjustments	(3)	80	(25)	118

TOTAL COMPREHENSIVE (LOSS) INCOME	$(134)	$1,122	$602	$2,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited-in thousands)

	For the Nine Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$627	$2,813
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,792	1,376
Gain on sale of property and equipment	(287)	-
Change in contingent notes	(327)	-
Provision for doubtful accounts receivable	(851)	(2)
Gain on life insurance policy cash surrender value	(57)	(23)
Deferred income taxes	(334)	(39)
Share based compensation	390	314
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,908	(5,361)
Decrease in prepaid and other assets	229	557
Decrease in inventories	165	199
(Decrease) increase in accounts payable	(915)	5,871
Decrease in accrued salaries and vacation	(715)	(619)
Decrease in income tax payable	(262)	(1,748)
Decrease in other assets and liabilities	(1,716)	(2,683)
Net cash provided by operating activities	2,647	655
Cash flow from investing activities:
Purchase of property and equipment	(493)	(175)
Payment for Geo-Marine acquisition, net of cash acquired	(2,787)	-
Payment for Charron acquisition, net of cash acquired	-	(298)
Premiums paid on life insurance policies	(24)	(42)
Net cash used in investing activities	(3,304)	(515)
Cash flow from financing activities:
Proceeds from exercise of stock options	98	221
Repayments of notes payable	(1,463)	(249)
Purchase of treasury stock	(171)	(47)
Net cash used in financing activities	(1,536)	(75)
Effect of exchange rate changes on cash and cash equivalents	95	118
Net (decrease) increase in cash and cash equivalents	(2,098)	183
Cash and cash equivalents at the beginning of the period	8,728	8,012
Cash and cash equivalents at the end of the period	$6,630	$8,195
Supplemental disclosure of non-cash financing activities:
Promissory notes-payable issued in connection with GMI acquisition	$1,250	$-
Promissory notes-payable issued in connection with Charron acquisition	$-	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 28, 2013. The results of operations for the three-month and nine-month periods reported herein are not necessarily indicative of results to be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends on the last Friday of the fiscal period. The three-month periods ended March 28, 2014 and March 29, 2013 each included 13 weeks and the corresponding nine-month periods each include 39 weeks, respectively. Fiscal year 2014 and 2013 will both include 52 weeks.

NOTE B – BUSINESS SEGMENTS

The company is aligned into three reportable seg ments: Engineering and Construction Management (“ECM”), Environmental Services (“ESG”), and Professional Services (“PSG”); all described below.

•	ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority from the U.S. Government.

•	ESG

This business segment provides full service environmental solutions and includes the Company’s remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, and cultural resources services. Clients include a wide-range of federal and state agencies.

•	PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”). Versar’s provision of on-site services, or staff augmentation, enhances the mission of the customer with subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive in an economic environment in which DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity) this segment serves government business by supporting customers in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month and nine-month periods ended March 28, 2014 and March 29, 2013.

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$15,304	$14,533	$41,199	$37,600
ESG	10,162	12,796	35,038	28,813
PSG	2,759	3,652	9,146	11,086
	$28,225	$30,981	$85,383	$77,499

GROSS PROFIT (LOSS) (a)
ECM	$1,523	$4,777	$4,732	$9,727
ESG	(482)	924	626	1,968
PSG	92	523	1,060	1,966
	$1,133	$6,224	$6,418	$13,661

Selling, general and administrative expenses	1,946	1,877	6,231	6,051
Other income	(327)	-	(327)	-

OPERATING (LOSS) INCOME	$(486)	$4,347	$514	$7,610

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE C – ACQUISITIONS

On September 3, 2013, Versar purchased all of the issued and outstanding shares of Geo-Marine, Inc. (“GMI”) for an aggregate price of up to $6.5 million. Headquartered in Plano, Texas, GMI provides design and construction services, natural and cultural resources planning, programming and implementation, as well as other services in support of a wide range of government, industry, and commercial clients. GMI is a strategic acquisition for Versar as its design, construction, and environmental expertise and customer base will allow the Company to expand its reach in terms of clients, technical capabilities, and geography.

At closing, the Company paid a cash purchase price of $3.1 million and issued a promissory note with an aggregate principal amount of $1.25 million, a two-year term, and interest accruing at 5% per year.  In addition, the Company may issue two additional contingent promissory notes with an aggregate principal amount of up to $2.15 million under certain contingent consideration provisions of the purchase agreement (discussed further in Note D). These two additional contingent notes are based on contract awards to GMI occurring within two years of the acquisition under two proposals identified by GMI, with payment in part contingent on achievement of certain revenue targets. GMI has contributed approximately $10.4 million in revenue and $11.2 million in expenses through March 28, 2014. Additionally, the Company has incurred approximately $0.2 million of transaction costs through March 28, 2014, recorded in selling, general, and administrative expenses.

The purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 3, 2013 acquisition date. Goodwill will be allocated between our ECM and ESG segments based on a percentage of direct labor dollars, consistent with the Company’s overhead cost allocation methodology. Goodwill represents the value in excess of fair market value that the Company paid to acquire GMI. GMI is a valuable strategic asset for the Company and has had a positive impact in the form of technical capabilities and geographic representation, which have given the Company broader market reach.

Description	Amount (in thousands)

Cash	$313
Accounts receivable	6,376
Property and equipment	699
Other assets	835
Goodwill	1,939
Intangibles	1,663
Total assets acquired	11,825
Accounts payable	2,457
Deferred revenue	2,367
Accrued expenses	987
Other current liabilities	74
Total liabilities assumed	5,885
Acquisition purchase price	$5,940

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

As part of the purchase price of GMI, Versar may issue two additional contingent promissory notes that, after discounting is applied, have an aggregate principal amount of approximately $1.6 million, recorded in the current other liabilities line on the balance sheet. The first of these Level 3 liabilities is based on a proposal identified by GMI that would result in contract awards to GMI and the second Level 3 liability is based on achievement of certain revenue targets.

In accordance with ASC 805 Business Combinations, the Company recorded $0.3 million of other income in relation to the second of the two contingent promissory notes discussed above. As we continue to examine the historical and forecasted revenues attributable to GMI operations, we have concluded that there is a less than probable likelihood that GMI operations will achieve the revenue targets defined in the stock purchase agreement, dated September 3, 2013, required to earn the second of two contingent considerations.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities.

Level 3 Inputs
Liabilities
Balance at September 3, 2013
New level 3 liability (contingent consideration liability associated with GMI acquisition)	$1,590
Change in fair value of contingent consideration liability, included in other income	(327)
Balance at March 28, 2014	$1,263

NOTE E – ACCOUNTS RECEIVABLE

	As of
	March 28, 2014	June 28, 2013
	(in thousands)
Billed receivables
U.S. Government	$10,832	$12,692
Commercial	4,605	3,329
Unbilled receivables
U.S. Government	16,277	13,365
Commercial	659	1,485
Total receivables	32,373	30,871
Allowance for doubtful accounts	(678)	(1,529)
Accounts receivable, net	$31,695	$29,342

Billed receivables at March 28, 2014 and June 28, 2013 were $15.4 million and $16.0 million, respectively. The acquisition of GMI contributed approximately $6.3 million in total accounts receivable and $4.9 million and $1.4 million in billed and unbilled receivables, respectively.

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

NOTE F – GOODWILL

The carrying value of goodwill at March 28, 2014 and June 28, 2013 was $9.5 million and $7.5 million, respectively. The Company’s goodwill balance was derived from the acquisition of GMI in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT in fiscal year 2010, and the acquisition of VGI in fiscal year 1998. The Company recorded a goodwill balance with a fair value of $1.7 million from our acquisition of GMI and, consistent with our cost allocation methodology, was allocated between the ECM and ESG segments based on direct labor dollars (as presented in the table below);

	Goodwill Balances
	ECM	ESG	Total
Balance, June 28, 2013	$5,547	$1,968	$7,515
GMI Acquisition	1,136	803	1,939
Balance, March 28, 2014	$6,683	$2,771	$9,454

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	March 28, 2014	June 28, 2013
	(in thousands)
Raw Materials	$728	$685
Finished Goods	256	390
Work-in-process	172	150
Total	$1,156	$1,225

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	March 28, 2014	June 28, 2013
	(in thousands)
Project related reserves	$928	$737
Payroll related	888	762
Asset retirement obligation	-	647
Deferred rent	718	467
Earn-out obligations	1,263	-
Severance accrual	207	51
Other	1,170	640
Total	$5,174	$3,304

As of March 28, 2014, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations. The $0.6 million asset retirement obligation at June 28, 2013 pertained to discontinued operations and has been fully utilized. The Company does not have an asset retirement obligation for continuing operations at March 28, 2014.

NOTE I – DEBT

Notes Payable

As part of the purchase price for GMI in September 2013, the Company issued notes payable to Applied Research Associates, Inc. with an aggregate principal balance of up to $1.25 million, which are payable quarterly over a two-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded within the note payable line item in the consolidated balance sheet.

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

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,702	9,545	9,645	9,482
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	30	58	30
Weighted average common shares outstanding-diluted	9,702	9,575	9,703	9,512

Due to the loss for the three month period ended March 28, 2014, basic and diluted shares are equal because all stock instruments are considered anti-dilutive. For the nine month period ended March 28, 2014, options to purchase approximately 58,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For each of the three and nine month periods ended March 29, 2013, options to purchase approximately 168,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through March 28, 2014, a total of 393,545 restricted stock units have been issued under the 2010 Plan. There are 609,455 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the nine-month period ended March 28, 2014, the Company awarded 101,235 restricted stock units to its executive officers and certain employees, which generally vest over a period of one or two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at March 28, 2014, was approximately $787,000, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $132,000 and $162,000 for the three months ended March 28, 2014 and March 27, 2013, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $238,000 and $219,000 for the nine months ended March 28, 2014 and March 27, 2013, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

No stock options were issued during the three months ended March 28, 2014.

There were approximately 14,000 incentive stock options outstanding and exercisable as of March 28, 2014 with a weighted average exercise price of $3.99, weighted average remaining contractual life of 0.84 years, and an aggregate intrinsic value of $30,000.

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

	Optioned # of shares	Weighted- Average Option Price Per Share	Intrinsic Value
	(in thousands, except per share price)
Outstanding at June 28, 2013	19	3.70	$72
Exercised	(11)	3.27	(36)
Outstanding at March 28, 2014	8	4.58	$36

NOTE L – INCOME TAXES

As of March 28, 2014 and June 28, 2013, the Company had approximately $2.2 million and $2.1 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting.  Such differences included deferred compensation, accruals and reserves.  The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of March 28, 2014 and June 28, 2013, the Company had $166,000 recorded as a valuation allowance. The effective tax rates were approximately 14.7% and 32.8% for the first nine months of fiscal 2014 and 2013, respectively. The effective tax rate of 14.7% was due primarily to the tax impact of the $0.3 million of non-taxable other income during the period.

NOTE M – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three and nine months ended March 28, 2014, the Company has evaluated events that occurred subsequent to March 28, 2014, to determine whether any of these events required recognition or disclosure in the period ended March 28, 2014.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three and nine month periods ended March 28, 2014 and March 29, 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer to Versar, Inc. and subsidiaries.

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

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security solutions in several markets that require ongoing services and support and which have received funding priority. Our services in this segment include the following:

•	Title I Design Services entails a broad-range of expertise including project scoping/development, design, cost estimation, value engineering, and feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are the actual construction services. Some staff members in this business segment also hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including electrical and engineering support to the U.S. Army Corps of Engineers (“USACE”), project and construction management services for the District of Columbia Courts, and other construction efforts.
•	We continue to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment.
•	The acquisition of Geo-Marine, Inc. (“GMI”) expands our capability and capacity to provide energy related services.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.
•	We provide support to USACE, the USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges including the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges. Our services include operational range clearance, operations and maintenance, and range sustainment services at both locations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provide multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	With the acquisition of GMI, this business segment has expanded its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff more than five times and doubled our Natural Resources capabilities.

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

Financial Trends

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On October 1, 2013, non-essential functions of the United States Government temporarily shut down because Congress failed to pass legislation providing appropriations authority for the government to continue to operate for the U.S. Government’s fiscal year 2014. Between October 1 and October 16, 2013, there was no funding of federal agencies and programs either by discretionary funding through annual appropriations acts or interim continuing resolutions (CRs). Subsequently, on October 16, 2013 Congress passed a CR funding measure to finance all U.S. Government activities through January 15, 2014 and raised the debt ceiling through February 7, 2014. Under this continuing resolution, partial-year funding was available at prior year levels, subject to certain restrictions, but new spending initiatives were not authorized.

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

Our business performance is affected by the overall level of U.S. Government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government. The U.S. Government budget deficit and the national U.S. debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

In this challenging economic environment, we focus on those opportunities where the U.S. Government continues to fund areas and which clearly align with Versar’s customers in the program management services segment such as sustainable range management, UXO, PBR, and construction contract management. We will also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades.

Specifically, we see the following four elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with continued development of a strong internal infrastructure and associated technologies, allows us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients. Where we have seen a shift in focus to contracts for qualified small businesses, we are strengthening and developing relationships with such businesses so we can enhance our opportunity to capture some of this work.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While the Company is strong internationally in the construction management business, incorporation of our non-construction services into our overseas client-base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State.

We believe our balance sheet is strong, and we are well positioned with our cash balance on hand to handle unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended March 28, 2014 we had $6.6 million of cash on hand and a working capital balance of $24.1 million. We also continue to have access to a line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended March 28, 2014 and March 29, 2013:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$28,225	$30,981	$85,383	$77,499
Purchased services and materials, at cost	14,322	15,304	43,091	32,540
Direct costs of services and overhead	12,770	9,453	35,874	31,298
GROSS PROFIT	$1,133	$6,224	$6,418	$13,661
Gross Profit percentage	4%	20%	8%	18%

Selling general and administrative expenses	1,946	1,877	6,231	6,051
Other income	(327)	-	(327)	-

OPERATING (LOSS) INCOME	(486)	4,347	514	7,610

OTHER (INCOME) EXPENSE
Interest income	(1)	(3)	(14)	(4)
Interest expense	36	21	103	66

(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	$(521)	$4,329	$425	$7,548

Three Months Ended March 28, 2014 compared to the Three Months Ended March 29, 2013

Gross revenue for the third quarter of fiscal year 2014 was $28.2 million, a decrease of 9% compared to $31.0 million during the third quarter of the last fiscal year. Although GMI contributed approximately $4.6 million to contract revenue for the third quarter of this fiscal year, increases were offset by a decline in revenue from our ESG segment related to contracts for which funding was delayed as a result of the U.S. Government sequestration and decreased billing rates on certain contracts. Additionally, we had a $1.0 million decline in revenue from PSG as we continue to see a decline in our contract positions as a result of the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for small business programs to increase our ability to capture more of this work.

Purchased services and materials for the third quarter of fiscal year 2014 was $14.3 million, a decrease of 6% compared to $15.3 million during the third quarter of the last fiscal year. This decrease resulted as our PBR programs transitioned from an initial ramp up phase to a more stabilized execution phase, although we anticipate purchased services, as a percentage of revenue, to continue to exceed prior years, as it has in previous quarters. This protracted increase in purchased services is due to an increase in the percentage of work that we sub-contract as we continue to expand our ability to offer a broader set of capabilities to market.

Direct costs of services and overhead for the third quarter of fiscal year 2014 were $12.8 million, an increase of 35% compared to $9.5 million during the third quarter of the last fiscal year. This increase was primarily due to additional costs associated with GMI.

Gross profit from continuing operations for the third quarter of fiscal 2014 was $1.1 million, a decrease of 82% compared to $6.2 million during the third quarter of the last fiscal year. The majority of this decrease was due to the decrease in gross profit related to our Title II work in Afghanistan, which is anticipated to end in the summer of 2014. Gross profit in our PSG group decreased due to the shift to solicitations of contract positions to qualified small businesses discussed above and a corresponding decline in opportunities available to us. Additionally, the Company experienced unusually high fringe expenses including medical insurance costs during the third quarter of this fiscal year and management has taken actions to lower these costs in future quarters.

Selling, general and administrative expenses for the third quarter of fiscal 2014 increased 4% to $1.9 million, when compared to the third quarter of last fiscal year. The increase is due to approximately $0.2 million in severance costs related to the GMI acquisition and the departure of a senior executive included in the third quarter of this fiscal year, an increase in marketing and bid and proposals costs, and increases in costs associated with acquisition activity.

During the third quarter, the Company recorded $0.3 million of other income in relation to the second of the two contingent promissory notes related to the GMI acquisition (See Note D to Condensed Consolidated Financial Statements).

Loss from continuing operations, before income taxes, for the three months ended March 28, 2014 was $0.5 million, compared to income from continuing operations, before income taxes, of $4.3 million for the three months ended March 29, 2013. Due to delays in awards and funding timing, as well as the slowdown of several projects, we do not expect that the acquisition of GMI to be accretive this year. While we do expect improved resulted from GMI in the fourth fiscal quarter of 2014, the deficit created by the acquisition has had an impact on earnings. We have several contracts acquired in the GMI acquisition that we are continuing to right-size to increase profitability and anticipate an approximate annual savings of $2.0 million. We incurred approximately $0.2 million in severance costs during the third quarter of this fiscal year related to our acquisition of GMI and the departure of a senior executive.

Nine Months Ended March 28, 2014 compared to the Nine Months Ended March 29, 2013

Gross revenue for the first nine months of fiscal year 2014 was $85.4 million, an increase of 10% compared to $77.5 million during the first nine months of the last fiscal year. This increase was primarily due to a $10.4 million increase directly attributable to our acquisition of GMI, partially offset by a $2.0 million decline in revenue from PSG due to the continuing shift in solicitations to qualified small businesses discussed above.

Purchased services and materials for the first nine months of fiscal year 2014 was $43.1 million, an increase of 32% compared to $32.5 million during the first nine months of the last fiscal year. This increase was primarily driven by an approximate $2.6 million increase in purchased services related to our PSC contract, an approximate $3.0 million increase for GMI related contracts, and a $4.5 million increase related to our PBR programs. We anticipate purchased services, as a percentage of revenue, to continue to exceed prior years as discussed above.

Direct costs of services and overhead for the first nine months of fiscal year 2014 were $35.9 million, an increase of 15% compared to $31.3 million during the first nine months of the last fiscal year. This increase was primarily due to additional costs associated with GMI.

Gross profit from continuing operations for the first nine months of fiscal 2014 was $6.4 million, a decrease of 53% compared to $13.7 million during the first nine months of the last fiscal year. The majority of this decrease was due to the decrease in gross profit related to our Title II work in Afghanistan, which is anticipated to end in the summer of 2014. Additionally, gross profit in our PSG group decreased as we continue to see an increase in solicitations aimed at qualified small businesses and corresponding decline in contract positions available to us.

Selling, general and administrative expenses for the first nine months of fiscal 2014 increased 3% to $6.2 million, when compared to the first nine months of last fiscal year. This increase is primarily due to an approximate $0.1 million final tax payment related to our fiscal 2012 purchase of Charron and approximately $0.4 million of integration and severance costs related to the acquisition of GMI and the departure of a senior executive. These increases were partially off-set by on-going cost reduction initiatives.

During the third quarter, the Company recorded $0.3 million of other income in relation to the second of the two contingent promissory notes discussed above.

Income from continuing operations, before income taxes, for the first nine months ended March 28, 2014 was $0.4 million, a 94% decrease when compared to the first nine months of the last fiscal year. The majority of this decrease is directly related to the 33% increase in purchased services and a 13% increase in direct costs of services associated with GMI. In addition, we incurred a $0.1 million tax expense during the second quarter and incurred approximately $0.2 million in severance costs during the third quarter of this fiscal year related to our acquisition of GMI and the departure of a senior executive.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of March 28, 2014, funded backlog was approximately $119 million, an increase of 10 % compared to approximately $108 million of backlog at the end of fiscal year 2013.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three and nine month periods ended March 28, 2014 and March 29, 2013. (Dollar amounts in following tables are in thousands)

Engineering and Construction Management
	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
GROSS REVENUE	$15,304	$14,533	$41,199	$37,600
Purchased services and materials, at cost	10,208	7,622	26,009	17,830
Direct costs of services and overhead	3,573	2,134	10,458	10,043
GROSS PROFIT, from continuing operations	1,523	4,777	4,732	9,727
Income (Loss) from discontinued operations	30	(768)	311	(1,291)
GROSS PROFIT	$1,553	$4,009	$5,043	$8,436
Gross profit percentage from continuing operations	10%	33%	12%	26%

Three Months Ended March 28, 2014 compared to the Three Months Ended March 29, 2013

Gross revenue for the third quarter of fiscal 2014 was $15.3 million, an increase of 5% compared to $14.5 million during the third quarter of the last fiscal year. GMI contributed $2.7 million of revenue and we experienced a $0.2 million increase related to international work partially offset by decreases in our domestic construction management and special projects operations as certain projects associated with USACE continue to have delayed funding.

Gross profit from continuing operations for the third quarter of fiscal 2014 was $1.5 million, a decrease of 68% compared to $4.0 million during the third quarter of the last fiscal year. This decrease was due to the decrease in gross profit related to our Title II work in Afghanistan, which is anticipated to end in the summer of 2014, as well as an underperforming project acquired with GMI. In addition, purchased services, as a percentage of contract revenue, increased to 67%, compared to 57% during the third quarter of the last fiscal year. As we continue to sub-contract a greater percentage of our services, we continue to see a compression of our gross margins.

Nine Months Ended March 28, 2014 compared to the Nine Months Ended March 29, 2013

Gross revenue for the first nine months of fiscal 2014 was $41.2 million, an increase of 10% compared to $37.6 million during the first nine months of the last fiscal year. An additional $6.9 million in revenue attributable to GMI was partially off-set by decreases in revenue from our UK-based subsidiary Professional Protection Systems, Ltd. (“PPS”), which had experienced higher revenue in fiscal 2013 attributable to work related to the 2012 Olympic games, and an approximate decrease of $1.3 million from our domestic construction management and special project operations.

Gross profit from continuing operations for the first nine months of fiscal 2014 was $4.7 million, a decrease of 51% compared to $8.4 million during the first nine months of the last fiscal year. The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan, which is anticipated to end in the summer of 2014. In addition, purchased services, as a percentage of contract revenue, increased to 63%, compared to 47% during the first nine months of the last fiscal year. As we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see a compression of our gross margins.

Environmental Services
	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
GROSS REVENUE	$10,162	$12,796	$35,038	$28,813
Purchased services and materials, at cost	4,014	7,017	16,461	12,712
Direct costs of services and overhead	6,630	4,855	17,951	14,133
GROSS (LOSS) PROFIT	$(482)	$924	$625	$1,968
Gross profit percentage	-5%	7%	2%	7%

Three Months Ended March 28, 2014 compared to the Three Months Ended March 29, 2013

Gross revenue for the third quarter of fiscal 2014 was $10.2 million, a decrease of 21% compared to $12.8 million during the third quarter of the last fiscal year. This decrease relates to contracts that had delayed funding as a result of U.S. Government sequestration and the strategic decision to decrease billing rates on certain contracts determined to be crucial for this segment’s continued growth.

Gross loss for the third quarter of fiscal 2014 was $0.5 million, compared to gross profit of $0.9 million in the third quarter of the last fiscal year. This loss is partially the result of the decrease in direct labor utilization associated with GMI as we aligned staff during the integration process. Direct costs of services and overhead, as a percentage of contract revenue, increased to 63%, compared to 38% during the third quarter of the last fiscal year, due to additional direct and indirect costs associated with GMI. Additionally, certain contracts were in an overrun position and the Company recognized all of the losses affiliated with the completion on these contracts.

Nine Months Ended March 28, 2014 compared to the Nine Months Ended March 29, 2013

Gross revenue for the first nine months of fiscal 2014 was $35.0 million, an increase of 22% compared to $28.8 million during the first nine months of the last fiscal year. This increase was primarily attributable to the ramp up of our work on the Great Lakes, New England, and Tinker PBR programs; all in conjunction with our PBR contracts with AFCEC. GMI contributed approximately $3.6 million to this increase.

Gross profit for the first nine months of fiscal 2014 decreased 63% to $0.6 million, compared to $2.0 million in the first nine months of the last fiscal year. This decline in profitability was due to the decrease in direct labor utilization related to GMI as well as the increase, as a percentage of contract revenue, in direct costs of services and overhead during the third quarter of this fiscal year.

Professional Services
	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
GROSS REVENUE	$2,759	$3,652	$9,146	$11,086
Purchased services and materials, at cost	100	665	621	1,998
Direct costs of services and overhead	2,567	2,464	7,465	7,122
GROSS PROFIT	$92	$523	$1,060	$1,966
Gross profit percentage	3%	14%	12%	18%

Three Months Ended March 28, 2014 compared to the Three Months Ended March 29, 2013

Gross revenue for the third quarter of fiscal 2014 was $2.8 million, a decrease of 24% compared to $3.7 million during the third quarter of the last fiscal year. This decrease was due to the completion of contracts at numerous sites, most significantly within the Mobile District and at the Fort Lee site. We continue to see a decline in our contract positions as well as a continued shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects.

Gross profit for the third quarter of fiscal 2014 was $0.1 million, a decrease of 82% compared to $0.5 million during the third quarter of the last fiscal year. This decrease was primarily attributable to the decline in direct labor hours associated with the contracts previously discussed. In addition, we have seen some margin compression with our historically strong margins associated with our work at Joint Base Lewis McChord (“JBLM”), which has transitioned from a time and materials contract to a firm fixed price contract, as we incur costs to ramp up work on new projects during the third quarter of this fiscal year.

Nine Months Ended March 28, 2014 compared to the Nine Months Ended March 29, 2013

Gross revenue for the first nine months of fiscal 2014 was $9.1 million, a decrease of 17% compared to $11.1 million during the first nine months of the last fiscal year. This decrease was due to the completion of contracts at numerous sites, most significantly within the Mobile District and at the Fort Lee site which ended in February.

Gross profit for the first nine months of fiscal 2014 was $1.1 million, a decrease of 43% compared to $2.0 million during the first nine months of the last fiscal year. This decrease was primarily attributable to the decline in direct labor hours associated with the contracts previously discussed. Purchased services for our work at certain U.S. Army facilities decreased 68% to $0.6 million and partially offset the decline in gross profit. Additionally, although we experienced furloughs during the two week U.S. Government shut down, we continued to partially fund the salaries of those employees that were affected.

Liquidity and Capital Resources

Our working capital as of March 28, 2014 was approximately $24.1 million compared to working capital at June 28, 2013 of $27.0 million. This decrease was primarily due to increased accounts payable from purchased services related to GMI contracts and our PBR program Our current ratio at March 28, 2014 was 2.13 compared to 2.54 at June 28, 2013.

We believe that our current cash balance of $6.6 million, anticipated cash flows from ongoing operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2014 fiscal year are approximately $0.9 million, of which approximately $0.2 million was funded in the first nine months of the fiscal year. The remainder will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Separation Agreement and General Release dated as of March 24, 2014 by and between Versar, Inc. Lee Staab (incorporated by reference to Exhibit 10.1 the Company’s 8-K filed on March 31, 2014)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.
(Registrant)

/S/ Anthony L. Otten By:____________________________ Anthony L. Otten Chief Executive Officer

/S/ Cynthia A. Downes By:____________________________ Cynthia A. Downes Executive Vice President, Chief Financial Officer, and Treasurer

Date: May 08, 2014

