Form 10-K
period 2014-06-27
VERSAR INC
filed 2014-09-10
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 27, 2014	No. 1-9309

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

Yes       ☐        No       ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 2013 was approximately $34,331,460 The number of shares of Common Stock outstanding as of September 2, 2014 was 9,715,844.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and its consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal years 2014 and 2012 included 52 weeks, while fiscal 2013 included 53 weeks.

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

Fiscal year 2014 proved to be a challenging year for Versar. Although we saw an increase in revenue and successfully completed the acquisition and integration of Geo-Marine, Inc. (“GMI”) we experienced a decline in net income compared to fiscal year 2013. GMI was a strategic acquisition for Versar as its design, construction, and environmental expertise and customer base will allow the Company to expand its reach in terms of clients, technical capabilities, and geography in the near term. In addition, our balance sheet remains strong and is a reflection of our ability to continue to improve liquidity and manage working capital. Ongoing macro-economic issues, such as delays in finalizing the federal budget during calendar year 2013, resulted in slower and fewer contract awards across the federal government. However, this has caused an increased focus by our customers on the value of services provided. Both the commercial and government sectors are adjusting their needs to the new economic environment of constrained budgets and staffing and as a result are demanding greater productivity and value-oriented solutions from service providers.

Selling into this new economic environment has required increased emphasis on managing customer risk, whether that risk is related to construction oversight, as is the case with our work in Afghanistan and Iraq, or sustainability risk, as is the case with our commercial and U.S.-based government work. This economic environment has also driven significant investment in business development activities designed to provide customized responses to a customer’s value solution and sustainability needs. We have invested in new technologies to streamline processes and increase productivity and have realized economic and performance benefits from continued cost reduction efforts directed at our fixed and controllable expenses.

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

Business Segments

The company is aligned into three reportable segments: Engineering and Construction Management, Environmental Services, and Professional Services, all of which are described below.

Engineering and Construction Management (“ECM”)

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several markets that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entails a broad-range of expertise including master planning; land use planning; space utilization studies; requirements definition and scoping; programming; cost estimates; infrastructure and traffic planning; privatization studies, and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (“USACE”) and project and construction management services for the District of Columbia Courts and commercial customers.
•	Through ECM we continue to pursue the development of opportunities in energy/green initiatives in conjunction with the Environmental Services business segment. Our acquisition of GMI has expanded our capacity to provide energy related services.

Environmental Services (“ESG”)

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of different environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges including the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges. Our services include operational range clearance, operations and maintenance, and range sustainment services at both locations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provide multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities. With the acquisition of GMI, this business segment has expanded its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff by more than five times and doubled our Natural Resources capabilities.

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.

Professional Services (“PSG”)

This business segment provides onsite environmental management, planning and engineering services to the U.S Department of Defense (“DoD”) and to the U.S. Department of Commerce. Versar’s provision of on-site services, or staff augmentation, serves to enhance the mission of the customer with subject matter experts fully dedicated to mission objectives. This segment serves government business by realigning two or more facilities management functions to establish a single entity and by supporting customers in areas where their capabilities and capacities are lacking.

•	We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste program for certain U.S. Army installations. Net Zero energy means the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	We have fielded installation restoration managers under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.
•	Versar serves the DoD Joint Base communities with facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.
•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	We provide staff augmentation ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Revenue Earned by Geographic Location

Our consolidated gross revenue from continuing operations for fiscal year 2014 was $110.3 million, of which approximately $107.6 million was funded with U.S. currency and approximately $2.7 million of the remainder was derived from our subsidiary in the United Kingdom, Professional Protection Systems, Ltd. (“PPS”), and funded in pounds sterling. Approximately 30% of our fiscal year 2014 business was conducted in international locations.

Our consolidated gross revenue from continuing operations for fiscal year 2013 was $102.6 million, of which approximately $100.0 million was funded with U.S. currency and approximately $2.6 million of the remainder was derived from our PPS subsidiary in the United Kingdom and funded in pounds sterling. Approximately 39% of our fiscal year 2013 business was conducted in international locations.

Our Strategy

For several years, we have noted that ongoing macro issues have resulted in slower and fewer contract awards across the federal government. However, our increased focus and investment in business development and talent acquisition has allowed Versar to significantly increase both new orders and backlog. We continue to strongly believe that the Company’s capabilities and strengths align well with the future needs and demands of our clients. The federal government continues to fund areas that clearly align with Versar’s program management services – environmental remediation, sustainable firing range utilization/management, ongoing investments in military base efficiencies and renovation, and continued embracing of energy and environmental sustainability at US facilities around the world. The same is true at the state and local levels, where we are seeing increased levels of expenditure on infrastructure and environmental remediation. Internationally and commercially, we also see very strong alignment with our capabilities – increased awareness of the environment in lesser developed countries, renewed domestic construction and its associated project issues, increased natural resource extraction infrastructure demands in hazardous regions, as well as the United States’ continued presence in Afghanistan and other parts of the Middle East and South East Asia.

Specifically, the following four elements are driving our strategy:

•	Pursuit of larger contract opportunities. Our move to large-business status, coincident with development of a stronger internal infrastructure and associated technologies, allows us to focus on pursuing larger prime contract opportunities. Strategic partnering, joint-ventures, and long-lead positioning coupled with Versar branding has the potential to provide increased growth and services.

•	Leveraging of our services. This will allow us to work efficiently in the new economic environment, whether through selling sustainable risk management services, utilizing our energy and environmental skill-sets or via effective use of our project and construction management skills in relation to complex project oversight. Expansion of our existing core capabilities in a broader and more comprehensive manner provides us with the understanding and insight necessary to reduce client risk.

•	Expanding our international footprint. While we are strong internationally specifically in the construction management business, incorporation of our construction and non-construction services into our overseas offerings should enable the transition of our proven domestic skills into the international market and will help us meet growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy which is focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State.

Competition

We face substantial competition in each line of business in which we operate as these areas become more crowded and price sensitive. Our competitors are often larger and have greater financial resources, requiring Versar to be selective in our marketing and sales efforts and more adept in developing strategic partnerships to enhance our competitive advantage. We also believe that our present size and diversified service offerings relative to the smaller, niche companies with which we also compete provide us with a competitive advantage.

Our business segments, consisting of ECM, ESG, and PSG, reflect a mix of business that we continue to believe will provide stability, while continuing to represent our core capabilities. Additionally, the combination of our core capabilities is an important selling feature as customers look for one source to meet their needs. We believe that we are competitive among the firms that combine environmental health and safety/risk assessment and engineering design and construction capability in one package because we have established relationships with a broad spectrum of teaming partners. Our acquisition of GMI and their technical capabilities has expanded our ability to deliver targeted capabilities in a full range of situations and we believe our recent contract wins demonstrate marketplace recognition of our unique portfolio of solutions. We are actively pursuing customers that require these combined services as we leverage our capabilities into the changing economic environment.

We continue to adjust our pricing structure to ensure that we remain competitive across all business segments, while remaining conscious of the need to drive overall corporate profitability. Similarly, we are concentrating our marketing efforts on maximizing our return on investment through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our specialized expertise.

Backlog

We report “funded” backlog, which represents orders for goods and services for which we have received firm contractual commitments. Based on past experience, the Company believes that approximately 90% of funded backlog will be performed in the succeeding twelve-month period. However, no assurance can be given that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts to ours may not calculate backlog in the same manner we do, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of June 27, 2014, funded backlog was approximately $114 million, an increase of approximately 5% compared to approximately $108 million of funded backlog at the end of the fiscal year 2013. This increase reflects the award of several large long-term contracts and backlog contributed by GMI, and is indicative of the high quality proposals that were developed as a result of proposal preparation staff training and business development investments over the past several years.

Our proposal pipeline is strong with multiple large long-term contract proposals awaiting award results that hold the possibility for further increasing our backlog. We believe we will be able to further increase our backlog as a result of our continued strong proposal efforts and pipeline.

Employees

At June 27, 2014, we had approximately 450 full-time employees, of which seventy-five percent are engineers, scientists, and other professionals.  71% of our professional employees have a bachelor’s degree, 33% have a master’s degree, and 3% have a doctorate degree.

Item 1A. Risk Factors

Our line of credit contains, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities, and that require us to maintain specific financial ratios or levels.

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

Contracts with agencies of the United States government and various state and local governments represented approximately 95% of our revenue in fiscal year 2014, with 5% of our revenue coming from commercial sources. Therefore, the majority of our revenue and the success of our business are materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by the general commercial sector. Among these risks are:

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

The U.S. government contracting laws provide that the U.S. government can do business only with responsible contractors. Accordingly, U.S. government agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.

A reduction or shift in spending priorities by U.S. government agencies could limit or eliminate the continued funding of our existing government contracts or awards of new contracts or new task orders under existing contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Continued inability of the legislative and executive branches of the federal government to agree on a budget for key agencies or to enact appropriations in a timely manner has in past years delayed, and may in the future delay, the award of contracts. These delays, if significant, could have a material adverse effect on our operating results.

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

We must comply with, and are affected by, federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations affect how we transact business with our government clients and, in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm. Loss of our status as an eligible government contractor would have a material adverse effect on our operations and financial condition.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have such policies, we must decide, at times with insufficient information, whether to participate in the procurement process in light of the fact that such performance could preclude us from participating in a related procurement. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest. We are likely to continue encountering such conflicts of interest in the future. Future conflicts of interest could cause us to be unable to secure key contracts with U.S. government customers.

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

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressure requiring us to make sustained efforts following the initial contract award to obtain ongoing awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our business, financial condition, operating results and cash flows and our ability to meet our financial obligations.

If we fail to recover at-risk contract costs, we may have reduced fees or losses.

We are at risk for any costs we incur before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. While such costs are typically associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they will pay us for all our related at-risk costs. If unrecovered at-risk costs are significant, we may experience a decline in contract margins or experience losses on certain contracts or in certain periods, resulting in reduced profitability.

We could face potential liability for failure to properly design remediation.

A part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if someone claims that we did, we could face expensive litigation and potential settlement costs. If we failed to successfully defend against such a lawsuit, it could have a materially adverse effect on our business.

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

Our engagements regularly involve complex and lengthy projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the projects and deploy appropriate resources in a timely manner. If we miscalculate the resources or time required to complete a project with capped or fixed fees our operating results could be adversely affected. Further, any defects or errors, or failures to meet our client’s expectations, could result in claims for damages against us.

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

We obtain insurance from third parties to cover our potential risks and liabilities. However, it is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.

We are exposed to risks associated with operating internationally.

A large and increasing portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

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

Certain regions in which we operate are highly politically unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. During fiscal years 2014, 2013, and 2012, revenue generated from our operations in international locations, which included our reconstruction work in Iraq and Afghanistan, contributed 33%, 39%, and 36% of our revenue, respectively. We have been required to increase compensation to our personnel as an incentive to deploy them to many of these regions. To date, we have been able to recover this added cost under our contracts, but we may not be able to secure increases in contract payments to continue to recover all such costs in the future. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services we provide using military personnel.

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

Our growth strategy includes acquisitions of other businesses, which may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.

In addition to internal or organic growth, our current strategy involves growth through acquisitions of complementary businesses, as well as growth from acquisitions that would diversify our current service offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy, as we may not be able to identify suitable acquisition candidates, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our general objective only to acquire those companies which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potentially dilutive issuances of securities. As a result of the consummation of acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. We may not realize the full anticipated benefit of any acquired business that has operated as a small business (as determined by the Small Business Administration based upon the North American Industry Classification Systems) if following their acquisition by us certain of their contracts are revoked or not renewed because they fail to continue to maintain small business status.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse economic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. In particular, if the U.S. government changes its operational priorities in Iraq and/or Afghanistan, reduces the DOD Operations and Maintenance budget, or reduces funding for Department of State initiatives in which we participate, our business, financial condition and results of operations could be severely affected.

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

Our business is managed by a number of key management and operating professional personnel. The loss of key personnel could have a material adverse effect on the Company.

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has occasionally made it more difficult for us to timely meet all our staffing needs. We cannot be certain we will be able to continue to attract and retain required staff. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of these employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel the customer considers key to successful performance. If we cannot provide these key personnel or acceptable substitutes, the customer may terminate the contract, and we may not be able to recover our costs.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies which can occur rapidly in our core business segments. We may incur significant expense in order to update our technologies, which could have a material adverse effect on our margins and results of operations. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Our employees may engage in misconduct or other improper activities, which could harm our business.

Like all companies, we are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us. Negative press reports regarding employee misconduct could harm our reputation with the government agencies with which we work. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, our future revenues and growth prospects would be adversely affected. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. Versar is investing in systems that will allow it to achieve and remain in compliance with the regulations governing its business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C.  Versar currently leases 40,507 square feet from Springfield Realty Investors, LLC.  The rent is subject to two percent escalation per year through December 31, 2021.

As of June 27, 2014, we had under lease an aggregate of approximately 175,000 square feet of office and manufacturing space in the following locations (parenthetical reference of business segments using space): Dulles (ECM), Springfield (all segments), Hampton (ESG) and Virginia Beach (PSG), VA; Chandler, AZ (ESG); Sacramento, CA (ESG); Westminster, CO (all segments); Aiea, HI (ECM); Louisville, KY (ESG); Columbia (ESG), and Germantown, MD (ESG); Charleston, SC (ESG); Knoxville, TN (ECM), Plano. San Antonio (ESG) and El Paso, TX (ESG); Clark Air Force Base (ECM), Makati City (ECM), the Republic of Philippines; Milton Keynes, U.K. (ECM and ESG); and Abu Dhabi (ECM and ESG), United Arab Emirates.  The lease terms primarily range from two to six years.

Item 3. Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of any current ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of Versar, their ages as of August 29, 2014, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION(S) WITH THE COMPANY

Anthony L. Otten	58	Chief Executive Officer

Jeffrey A. Wagonhurst	66	President and Chief Operating Officer

Cynthia A. Downes	53	Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer

James D. Villa	51	Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer

Linda McKnight	65	Senior Vice President of Business Development

Jeffrey M. Moran	51	Senior Vice President, Environmental Services Group

Rob Biedermann	53	Senior Vice President of Engineering and Construction Management

Wendell Newton	56	Senior Vice President of Professional Services

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

James D. Villa, B.A. J.D., joined Versar in March 2014 as Senior Vice President, General Counsel, Secretary, and Corporate Compliance Officer.  From 2011 to 2014, he served as Vice President and General Counsel of Colonial Parking, Inc.  From 2006 to 2010, he served as Vice President and Chief Counsel of AOL, Inc., where he had responsibility for litigation and regulatory matters.  Prior to joining AOL, Mr. Villa was a Trial Attorney in the Antitrust Division of the United States Department of Justice and also served as a Special Assistant United States Attorney in the Eastern District of Virginia.  Mr. Villa was in private practice with several different law firms in Washington, D.C. prior to joining the Department of Justice.  Mr. Villa served as a Captain in the United States Army Reserve and served in Saudi Arabia and Kuwait in support of Operations Desert Shield and Desert Storm.  He has a Bachelor of Arts degree from the University of Michigan and a Juris Doctor degree from the University of Michigan Law School.

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

Jeffrey M. Moran, BS, PE, joined Versar in May 2009 as a Senior Vice President for Versar’s Environmental Services Group (previously Compliance and Environmental Programs business segment). Mr. Moran brings more than 25 years of experience to Versar that includes management and technical positions as an engineering consultant. He is a Civil Engineer registered in the states of Maryland and Virginia and the District of Columbia. Mr. Moran is also active in the Society of American Military Engineers where he has held various executive posts with the Northern Virginia Chapter and the Mid-Atlantic Region. He also completed a management program at Harvard Business School in 2012.

Rob A. Biedermann, BS, MS, joined Versar in May of 2010 serving as the Afghanistan In-Country Program Manager.   In July 2011, he was assigned as the Program Manager for Versar’s Tooele Chemical Demilitarization Project completing the project and demobilization in June 2012.  In July 2012, Mr. Biedermann was appointed Vice President and assumed responsibility for Domestic Operations of the Engineering and Construction Management Group.  Mr. Biedermann was elected to Senior Vice President in August 2013. He served in the US Army for 12 years departing in 1997 as a Corps of Engineers Major having served in Operations Desert Shield and Storm while assigned to the 249th Engineer Combat Battalion (Heavy), the 101st Airborne Division (Air Assault), the 555th Combat Engineer Group and Mobile District, US Army Corps of Engineers.  He served as the Construction Operations Manager and General Manager for JB Rodgers | Kinetics from June of 1997 to March of 2003 managing revenues up to $210 million.  From 2003 to 2010, Mr. Biedermann served as the Chief Operating Officer and President of JB Henderson Construction, Inc. of Albuquerque, NM managing operations with revenues of up to $100 million. From October 1998 to March 2010, he was a Labor Arbitrator for the Sheet Metal and Air Conditioning Contractor’s National Association and elected as an Executive Board Member in October, 2008.

Wendell Newton, BS, joined Versar in July 2014 as Senior Vice President of the Professional Services Group.  From February 1999 to July 2014, Mr. Newton was the Executive Vice President, Chief Operating Officer and one of the three shareholders of J.M. Waller Associates, Inc. Mr. Newton brings more than twenty-five years of experience in leadership and management in the areas of contracts, operations, finance, project management, human resources, and business development.  During his 15 year tenure with J.M. Waller, Mr. Newton was responsible for the executive leadership of the national environmental, facilities and logistics consulting and management groups. He served as senior-level management and provided oversight of environmental and compliance projects as well as projects involving development of facility requirements, master plans, land use and infrastructure plans. He developed and executed capital resource management plans including division and group annual budgets and the management of the technical services support staff. Mr. Newton also served as Vice President for J.M. Waller's Operations Division managing the company's professional services resources world-wide and providing oversight to nearly 300 engineering, scientific, management and professional support staff who serve J. M. Waller's federal client base.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE MKT (formerly NYSE Amex) under the symbol VSR. At August 18, 2014, the Company had 889 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE MKT during fiscal years 2014 and 2013 are presented below.

Fiscal Year 2014	High	Low

4th Quarter	4.08	3.13
3rd Quarter	5.10	3.60
2nd Quarter	5.17	4.08
1st Quarter	5.65	4.03

Fiscal Year 2013	High	Low

4th Quarter	$4.64	$4.06
3rd Quarter	4.77	3.85
2nd Quarter	4.24	3.38
1st Quarter	3.64	2.95

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	22,000	$4.20	619,115

The graph below matches Versar, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of (i) the S&P 500 index and (ii) a customized peer group of five companies comprised of Aecom Technology Corp., Arcadis, NV, Ecology & Environment Inc., TRC Companies Inc. and URS Corp. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/30/2009 to 6/30/2014.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Unless otherwise specifically noted, all years refer to our fiscal years which ended on June 27, 2014, June 28, 2013 and June 29, 2012.

Financial Trends

On October 1, 2013, the beginning of our second quarter of fiscal year 2014, non-essential functions of the U.S. Government temporarily shut down because Congress failed to pass legislation providing appropriations authority for the government to continue to operate for the U.S. Government’s fiscal year 2014. Between October 1 and October 16, 2013, there was no funding of federal agencies or programs, either by discretionary funding through annual appropriations acts or interim continuing resolutions (CRs). Subsequently, on October 16, 2013, Congress passed a CR funding measure to finance all U.S. Government activities through January 15, 2014 and raised the debt ceiling through February 7, 2014. Under this continuing resolution, partial-year funding was available at prior year levels, subject to certain restrictions, but new spending initiatives were not authorized.

On December 10, 2013, the U.S. Government reached a two-year budget agreement known as the Bipartisan Budget Agreement of 2013 (“BBA”). The BBA provides budget guidance through the U.S. Government’s fiscal year 2015, restores certain projected reductions, and eliminates sequestration for two years. The BBA does not address core fiscal issues, long-term debt issues, or deficit issues, and it does not appropriate funds. It appears that the U.S. Government will continue to face substantial fiscal and economic challenges that affect funding for certain projects, and as a result, we expect the U.S. government services market will continue to contract from historic annual levels.

Despite the appropriations resolution resulting from the BBA, the Company has not yet seen the expected increase in project funding, although we do expect more money will be provided by the end of September. During fiscal year 2014, we continued to enhance our positioning to identify and win more contracts, through the combination of leveraging the capabilities that GMI has brought the Company and improving our contract bidding strategies. However, although GMI contributed significant revenue during the fiscal year, it was not enough to counter the influence that delayed funding has had on contract activity in other parts of our business. The contribution from GMI and other company efforts have resulted in enhanced backlog and a healthy pipeline. We have managed costs to counter some of the margin pressure associated with the slowdown, such as shutting down the Company’s office in Knoxville, TN. While we have been very proactive in managing costs in the business, there is a level of costs, much of it fixed, that must be maintained and that will be covered as revenues increase with an improved funding environment.

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

In this challenging economic environment, we focus on those opportunities where the U.S. Government continues funding and which clearly align with Versar’s customers, such as sustainable range management, UXO, PBR, and construction contract management. We also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and facility upgrades.

Specifically, we see the following four elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with continued development of a strong internal infrastructure and associated technologies, allows us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients. Where we have seen a shift in focus to contracts for qualified small businesses, we are strengthening and developing relationships with such businesses so we can enhance our opportunity to capture some of this work.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While the Company is strong internationally in the construction management business, incorporation of our non-construction services into our overseas client base will allow for replication of our proven domestic skills into the international market and will help us meet growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State, through the acquisition of complementary businesses.

We believe that Versar’s business segments have the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. However, we expect to continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to the market. As a result, we anticipate that we will continue to experience a compression of our gross margins due to sub-contracting costs over the near term.

On July 1, 2014, we announced our acquisition of J.M. Waller Associates, Inc, (“JMWA”), a Service Disabled Veteran Owned Small Business (SDVOSB) with more than $30 million in annual revenues. The acquisition price of $13 million will be satisfied with cash and a seller note. JMWA, which is expected to be accretive to earnings in year one and adds contracted backlog of over $25 million, represents another step in our efforts to expand our growth opportunities and complement of service offerings. Key long-term clients include the U.S. Army Corps of Engineers, U.S. Air Force, U.S. Navy, Environmental Protection Agency, and the General Services Administration.

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

•	We operate in highly competitive industries;
•	A reduction or delay in pending awards by government agencies could adversely affect us;
•	Our inability to win or renew government contracts could adversely affect us;
•	We are exposed to risks associated with operating internationally;
•	Our failure to properly manage projects may result in additional costs or claims;
•	An economic downturn may adversely affect our business;
•	In order to succeed we need to keep up with a variety of rapidly changing technologies;
•	We are highly dependent on key personnel;
•	Future acquisitions may not go as expected and may have unexpected costs and consequences; and
•	The government may adopt new contract laws or regulations at any time.

Consolidated Results of Operations

The table below sets forth our consolidated results of continuing operations for the fiscal years ended June 27, 2014, June 28, 2013, and June 29, 2012.

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(dollars in thousands)

GROSS REVENUE	$110,280	$102,622	$114,970
Purchased services and materials, at cost	55,108	44,070	51,531
Direct costs of services and overhead	48,438	44,865	46,988
GROSS PROFIT	$6,734	$13,687	$16,451
Gross Profit percentage	6%	13%	14%

Selling general and administrative expenses	8,390	7,603	8,083
Other operating income	(1,596)	(182)	199
Goodwill Impairment	1,381	-	-
OPERATING (LOSS) INCOME, FROM CONTINUING OPERATIONS	(1,441)	6,266	8,169

OTHER (INCOME) EXPENSE
Write-offs of uncollectible financing receivable	-	-	694
Interest income	(15)	(28)	(70)
Interest expense	133	86	182
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	$(1,559)	$6,208	$7,363
Income (Loss) from discontinued operations before income taxes	317	(2,751)	(463)
(LOSS) INCOME BEFORE INCOME TAXES	$(1,242)	$3,457	$6,900

Fiscal Year 2014 Compared to Fiscal Year 2013

Gross revenue for fiscal year 2014 was $110.3 million, an increase of 7% compared to $102.6 million during the 2013 fiscal year. Additional revenue of $13.5 million contributed by GMI was partially off-set by decreases in revenue associated with our Title II work in Afghanistan and the completion of several programs within PSG. We have seen a decline in our contract positions within PSG largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects. Additionally, while JMWA acquired on July 1, 2014 will contribute revenue to all three of our reporting segments, we expect it to significantly contribute to the revenues of the PSG segment.

Purchased services and materials for fiscal year 2014 was $55.1 million, an increase of 25% compared to $44.0 million during the 2013 fiscal year. We continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market.

Direct costs of services and overhead for fiscal year 2014 were $48.4 million, an increase of 8% compared to $44.9 million during the 2013 fiscal year. This increase was primarily due to additional costs associated with GMI.

Gross profit from continuing operations for fiscal year 2014 was $6.7 million, a decrease of 51% compared to $13.7 million during the 2013 fiscal year. The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan, which is anticipated to terminate during fiscal year 2015. In addition, purchased services, as a percentage of contract revenue, increased to 50%, compared to 43% during fiscal year 2013. As we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see a compression of our gross margins. In the current business environment we expect a continued need to market a broader set of services, and thus expect to continue to experience compressed gross margins in the near term.

Selling, general and administrative expenses for fiscal year 2014 were $8.4 million, an increase of 10% compared to $7.6 million during the 2013 fiscal year. This increase was due to approximately $0.1 million related to integration costs associated with the acquisition of GMI, $0.4 million in reserves related to the shutdown of our Knoxville office, $0.3 million expense as a result of a change in California’s workers compensation classification code, an additional $0.1 million in fourth quarter reserves for doubtful accounts, and $0.1 million related to the acquisition of JMWA shortly after the end of the fiscal year. These increases were partially offset by $0.2 million from management’s continued efforts to control costs, such as rent reductions, updating paid time off policies, and temporary furloughs during fiscal 2014.

Other operating income for fiscal year 2014 was $1.6 million, compared to $0.2 million during the 2013 fiscal year. Fiscal year 2014 other operating income resulted from the reversal of certain liabilities that were previously recorded relating to the two contingent notes payable as additional consideration for the GMI acquisition. In accordance with ASC 805 Business Combinations, as we continued to examine the historical and forecasted revenues and operations attributable to GMI during the fourth quarter, we concluded that there was a less than probable likelihood that GMI would, within the measurement period, win the proposal that was a condition to earn the first of the two contingent notes and a less than probable likelihood that operations would achieve the revenue targets required to earn the second of the two contingent notes.

For the year ended June 27, 2014, we recorded a goodwill impairment charge of $1.4 million due to a decline in the estimated fair value in the ECM reporting unit, attributable to goodwill acquired from acquisitions prior to 2011. (For additional information on these goodwill impairments, see “—Critical Accounting Policies—Goodwill” and Note E to our Consolidated Financial Statements included herein).

Operating loss from continuing operations for fiscal year 2014 was $1.4 million compared to operating income of $6.3 million during the 2013 fiscal year. The operating loss was the result of a longer than expected integration of GMI operations that was not accretive in the fiscal year, as well as the factors discussed above. However, the Company had income of $0.3 million from certain operations that were discontinued in fiscal year 2013 as the result of continued collection efforts for past due accounts. This resulted in a net loss of $0.2 million for fiscal year 2014.

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

Purchased services and materials for fiscal year 2013 were $44.0 million, a decrease of 14% compared to $51.5 million during the 2012 fiscal year. This decrease was largely due to a decrease in the ECM segment as a result of the completion of the Tooele project and reduced domestic construction.

Direct costs of services and overhead for fiscal year 2013 were $44.9 million, a decrease of 5% compared to $47.0 million during the 2012 fiscal year. The decrease was attributable to reduced activity related to the close out of the Tooele Chemical Demilitarization project, partially offset by increased work in our ECM business segment from the Title II Construction Management and Personal Services projects.

Gross profit for fiscal year 2013 was $13.7 million, a decrease of 17% compared to $16.5 million during the 2012 fiscal year. The gross profit percentage declined slightly by 1% to 13% from 14% in fiscal year 2012.

Selling, general and administrative expenses for fiscal year 2013 were $7.6 million a decrease of 6% compared to $8.1 million during the 2012 fiscal year. This decrease was primarily attributable to a reduction in rent expense as we reduced the size of our leased space at the Springfield, VA location. In addition, cost reductions continued as we focused on controlling indirect labor and travel as the Company maintained its focus on cost saving initiatives.

Other operating income for fiscal year 2013 was $0.2 million, compared to other operating expense of $0.2 million during the 2012 fiscal year. During 2013, this line item includes $0.2 million of income related to the change in the contingent earn out consideration from our acquisition of Charron Consulting, Inc. (“Charron”) and during 2012 included costs associated with acquisitions.

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

Income from continuing operations, before income taxes, during fiscal year 2013 was $6.2 million, a decrease of 16% compared to $7.4 million during the 2012 fiscal year.

Results of Operations by Business Segment

The tables below set forth the operating results for our three business segments for the fiscal years ended June 27, 2014, June 28, 2013, and June 29, 2012, not including discontinued operations.

ECM

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
GROSS REVENUE	$52,012	$49,270	$69,173
Purchased services and materials, at cost	32,991	24,580	39,074
Direct costs of services and overhead	14,213	13,172	13,276
GROSS PROFIT, from continuing operations	4,808	11,518	16,823
Income (Loss) from discontinued operations	317	(2,751)	(463)
GROSS PROFIT	$5,125	$8,767	$16,360
Gross profit percentage from continuing operations	10%	23%	24%

Fiscal Year 2014 Compared to Fiscal Year 2013

Gross revenue for fiscal year 2014 was $52.0 million, an increase of 6% compared to $49.3 million during the 2013 fiscal year. An additional $8.2 million in revenue attributable to GMI was partially off-set by an approximate $3 million decrease in revenue from our Title II work in Afghanistan as this program nears completion in fiscal year 2015 and a moderate decrease in revenue from our UK-based subsidiary PPS, which had experienced higher revenue in fiscal 2013 attributable to work related to the 2012 Olympic games.

Gross profit from continuing operations for fiscal year 2014 was $4.8 million, a decrease of 58% compared to $11.5 million during the 2013 fiscal year. The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan, which is anticipated to terminate in fiscal year 2015. In addition, purchased services, as a percentage of contract revenue, increased to 63%, compared to 50% during the last fiscal year. As we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see a compression of our gross margins. In the current business environment we expect a continued need to market a broader set of services, and thus expect to continue to experience compressed gross margins in the near term. Gross profit contributed from our products component in the United Kingdom, PPS, declined as the result of management realignment and associated severance costs, and is expected to return to its previous level after these changes have been fully implemented.

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

Gross profit for fiscal year 2013 was $11.5 million, a decrease of $5.3 million or 32% compared to $16.8 million for fiscal year 2012. This decrease was directly related to the completion of the Tooele Chemical Demilitarization Project during fiscal year 2012 and the completion of the Iraq electrical inspection program. Combined, the Company’s discontinued operations from the Lab, Telecom, and Product components contributed an approximate $1.9 million additional decrease in gross profit.

ESG

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
GROSS REVENUE	$46,848	$38,919	$30,906
Purchased services and materials, at cost	21,438	16,970	8,913
Direct costs of services and overhead	24,537	20,792	23,757
GROSS PROFIT (LOSS)	$873	$1,157	$(1,764)
Gross profit (loss) percentage	2%	3%	-6%

Fiscal Year 2014 Compared to Fiscal Year 2013

Gross revenue for fiscal year 2014 was $46.8 million, an increase of 20% compared to $38.9 million during the 2013 fiscal year. This increase was partially attributable to our work on the Great Lakes, New England, and Tinker PBR programs; all in conjunction with our PBR contracts with AFCEC. Additionally, GMI contributed approximately $5.3 million to this increase.

Gross profit for fiscal year 2014 was $0.9 million, a decrease of 25% compared to $1.2 million during the 2013 fiscal year. This decline in profitability was due to the decrease in direct labor utilization related to GMI as we finalized our integration during the year, as well as the increase, as a percentage of contract revenue, in direct costs of services and overhead during the fiscal year. We incurred an approximate $0.3 million one-time loss associated with a project in Joliet, IL, as well as additional costs associated with one of our client’s inability to pay their outstanding receivables. With a continued focus on controlling indirect costs, we anticipate margins to stabilize as GMI is fully integrated.

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $38.9 million, an increase of $8.0 million or 26% compared to $30.9 million for fiscal year 2012. This increase is primarily attributable to a $9.5 million increase in work being performed on PBRs for the U.S. Air Force reflecting both the transition from planning phases to site-work phases, and the startup of PBR activities at additional bases. Revenue increases were also associated with our UXO projects at Nellis AFB and Fort Irwin, CA.  We also experienced an increase in municipal storm water contract awards reflecting growth in our natural resource services.

Gross profit for fiscal year 2013 was $1.2 million, an increase of $2.9 million or 166% compared to a loss of $1.8 million for fiscal year 2012. Gross profit margin improvement compared to fiscal year 2012 primarily reflects the $0.3 million project profit attributable to the UXO project at Fort Irwin, CA. During fiscal year 2013, the segment continued to see an increase in profitability as a result of an increase in direct labor it provides on the PBRs and UXO projects.

PSG

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
GROSS REVENUE	$11,420	$14,433	$14,891
Purchased services and materials, at cost	679	2,520	3,544
Direct costs of services and overhead	9,688	10,901	9,955
GROSS PROFIT	$1,053	$1,012	$1,392
Gross profit percentage	9%	7%	9%

Fiscal Year 2014 Compared to Fiscal Year 2013

Gross revenue for fiscal year 2014 was $11.4 million, a decrease of 21% compared to $14.4 million during the 2013 fiscal year. This decrease was due to the completion of contracts at numerous sites, most significantly within the Mobile District and at the Fort Lee site. We continue to see a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects. In addition, we expect JMWA, acquired on July 1, 2014, to significantly contribute to the revenues of this segment.

Gross profit for fiscal year 2014 was $1.1 million, an increase of 10% compared to $1.0 million during the 2013 fiscal year. This increase was the direct result of headcount realignment associated with our projects at certain joint bases. Additionally, there was a significant decrease in purchased services related to our Fort Bragg program that ended in fiscal 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

Gross revenue for fiscal year 2013 was $14.4 million, a decrease of $0.5 million or 3% compared to $14.9 million for fiscal year 2012. This decrease was primarily due to a decrease in project awards resulting from Versar’s loss of small business entity status. In addition, contract capacity was reached on one of our U.S Army Corp of Engineers contracts.

Gross profit for fiscal year 2013 was $1.0 million, a decrease of $0.4 million or 27% compared to $1.4 million for fiscal year 2012. This decrease was primarily driven by a significant write-off of an uncollected accounts receivables of approximately $0.4 million during fiscal year 2013, partially off-set by an increase in overhead expenses for staff salaries (and corresponding increase in revenue) to compensate for certain stop work orders, and other contract award delays. Additionally, due to delays in certain contract awards a greater portion of direct labor was absorbed as indirect expense.

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue from continuing operations generated from our client base is as follows:

	Years Ended
	June 27, 2014		June 28, 2013		June 29, 2012
		(in thousands)
Government
DoD	86,039	78%	85,836	84%	93,560	81%
State and Local	9,272	8%	8,573	8%	7,236	6%
EPA	1,593	1%	1,808	2%	2,391	2%
Other	6,313	6%	3,081	3%	7,481	7%
Commercial	7,063	6%	3,324	3%	4,302	4%
Gross Revenue	110,280	100%	102,622	100%	114,970	100%

Liquidity and Capital Resources

Our working capital as of June 27, 2014 was approximately $24.1 million, a decrease of $2.9 million compared to the prior fiscal year. Our current ratio at June 27, 2014 was 2.29 compared to 2.54 from the prior fiscal year.

As discussed in Note M – Debt and Note S– Subsequent Event, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K, we have a line of credit facility with United Bank. We did not draw on the line of credit during fiscal year 2014 or 2013.

We financed a portion of our fiscal year 2013 acquisition of GMI through seller notes totaling $1.3 million and a portion of our fiscal year 2012 acquisition of Charron through seller notes totaling $1.0 million. At June 27, 2014 the outstanding aggregate principal balance of the notes was $1.1 million.

We believe that in light of our cash balance of $9.7 million at the end of fiscal year 2014, along with anticipated cash flows from operations and availability under our line of credit, our working capital will be sufficient to meet our liquidity needs within the next fiscal year. Capital requirements for fiscal year 2014 were approximately $0.6 million, used primarily for annual hardware and software purchases to maintain our existing information technology systems, equipment related to our Military Munitions Response Programs, and upgrades to our personal protective equipment manufacturing in our PPS component. We anticipate our capital requirements for fiscal year 2015 will be approximately $1.0 million.

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

On September 3, 2013, we announced our acquisition of GMI, a business with more than $20 million in annual revenues. The purchase price was paid in a combination of cash and seller notes in the principal amount of up to $6.5 million. GMI which is headquartered in Plano, Texas, provides engineering design, construction management, environmental planning and programming, and other services in support of a wide range of government, industry, and commercial clients. Key long-term clients that transitioned with the acquisition include the U.S. Navy, the U.S. Air Force, and the U.S. Army Corps of Engineers.

As noted above, on July 1, 2014, we acquired JMWA. The acquisition price of $13 million was paid in cash and with a seller note in the principal amount of $6 million.

Contractual Obligations

At June 27, 2014, we had total contractual obligations of approximately $14.6 million, including short-term obligations of approximately $2.5 million. The short-term obligations will become due over the next twelve months (fiscal year 2015). Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisitions of Charron and GMI. The table below specifies the total contractual payment obligations as of June 27, 2014.

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Lease obligations	$13,406,858	2,792,566	4,341,323	3,448,722	2,824,427
Notes Payable to sellers	$1,114,583	958,333	156,250	-	-
Estimated interest obligations	$39,724	37,754	1,969	-	-
Total contractual obligations	$14,561,164	3,788,653	4,499,542	3,448,722	2,824,247

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

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award.  The majority of the Company's equity awards granted in fiscal years 2014, 2013, and 2012 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the Black-Scholes pricing model.

Net deferred tax asset: We have approximately $2.8 million in net deferred tax assets as of June 27, 2014, for continuing operations. These deferred tax assets are comprised of tax benefits associated with accrued expenses, reserves and employee benefits and are offset against deferred tax liabilities related to depreciation and amortization. We expect these net deferred tax assets to be fully utilized except for net operating loss carry-forwards from our Philippine branch in the amount of $106,000. We maintain a valuation allowance of approximately $0.6 million.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe the carrying value of our long-lived assets as of June 27, 2014 are fully recoverable.

Goodwill: The carrying value of goodwill at June 27, 2014 and June 28, 2013 was $8.1 million and $7.5 million, respectively. The goodwill balances were principally generated from our acquisition of GMI during the 2014 fiscal year, the fiscal year 2012 acquisition of Charron, and our fiscal year 2010 acquisitions of PPS and Advent Environmental, Inc. To conduct the annual goodwill impairment analysis, management engaged an external valuation firm to perform a valuation using a market-based valuation approach. We have elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. As part of the impairment assessment, public companies and discounted cash flow analyses were performed to prepare a market-based valuation.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Our external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation includes an estimate of the weighted average cost of capital (WACC) and an assumed long-term growth rate. In the estimate of WACC, the cost of equity is estimated using the capital asset pricing model (CAPM). The weights assigned to the costs of equity and debt are based on ratios observed for market participants. The estimated long-term growth rate takes into account yields on long-term U.S. Treasuries as well as estimates by the Congressional Budget Office of expected growth rates in real GDP.

For the year ended June 27, 2014, we recorded a goodwill impairment charge of $1.4 million due to a decline in the estimated fair value in the ECM reporting unit, as a result of a decline in profitability related to PPS, our products line based in the United Kingdom. For additional information on these goodwill impairments, see “—Significant Accounting Policies—Goodwill” and Note E to our Consolidated Financial Statements.

Intangible assets: The net carrying value of our intangible assets at June 27, 2014 and June 28, 2013 was $2.9 million and $1.8 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 15 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2014 or 2013.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(2)(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of June 27, 2014 and June 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

McLean, Virginia

September 10, 2014

VERSAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	June 27, 2014	June 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$9,674	$8,728
Accounts receivable, net	25,983	29,342
Inventory, net	1,294	1,225
Prepaid expenses and other current assets	1,303	1,074
Deferred income taxes	2,254	2,314
Income tax receivable	2,325	1,764
Total current assets	42,833	44,447
Property and equipment, net	2,389	2,108
Deferred income taxes, non-current	533	622
Goodwill	8,073	7,515
Intangible assets, net	2,930	1,798
Other assets	1,003	887
Total assets	$57,761	$57,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,272	$10,788
Accrued salaries and vacation	2,912	3,042
Other current liabilities	3,568	3,304
Income tax payable	-	-
Notes payable, current	958	333
Total current liabilities	18,710	17,467
Notes payable, non-current	156	333
Deferred income taxes	-	849
Other long-term liabilities	1,110	1,104
Total liabilities	19,976	19,753

Commitments and contingencies	-	-
Stockholders' equity

Common stock $.01 par value; 30,000,000 shares authorized; 9,849,773 shares issued and 9,708,107 shares outstanding as of June 27, 2014, 9,849,773 shares issued and 9,579,753 shares outstanding as of June 28, 2013	100	99
Capital in excess of par value	30,393	29,758
Retained earnings	9,032	9,366
Treasury stock, at cost	(1,396)	(1,224)
Accumulated other comprehensive loss; foreign currency translation	(344)	(375)
Total stockholders' equity	37,785	37,624
Total liabilities and stockholders' equity	$57,761	$57,377

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012

GROSS REVENUE	$110,280	$102,622	$114,970
Purchased services and materials, at cost	55,108	44,070	51,531
Direct costs of services and overhead	48,438	44,865	46,988
GROSS PROFIT	6,734	13,687	16,451

Selling, general and administrative expenses	8,390	7,603	8,083
Other operating income	(1,596)	(182)	199
Goodwill impairment	1,381	-	-
OPERATING (LOSS) INCOME	(1,441)	6,266	8,169

OTHER (INCOME) EXPENSE
Write-off of uncollectible financing receivable	-	-	694
Interest income	(15)	(28)	(70)
Interest expense	133	86	182
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	(1,559)	6,208	7,363

Income tax (benefit) expense	(1,043)	2,079	2,881

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(516)	4,129	4,482
Income (Loss) from discontinued operations, net of tax	182	(1,726)	(287)
NET (LOSS) INCOME	$(334)	$2,403	$4,195

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED
Continuing operations	$(0.05)	0.43	$0.48
Discontinued operations	0.02	(0.18)	(0.03)
NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(0.03)	$0.25	$0.45

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,663	9,500	9,366
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,663	9,510	9,381

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(334)	$2,403	$4,195
Foreign currency translation adjustments	31	182	(256)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(303)	$2,585	$3,939

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended June 29, 2014, June 28, 2013, and June 29, 2012

(in thousands)

			Capital
	Common Stock		in Excess of	Retained	Treasury			Total
	Shares	Amount	Par Value	Earnings	Shares	Amount	COL	SE

Balance at June 29,2012	9,645	$96	$29,047	$6,963	(254)	$(1,166)	$(557)	$34,383
Exercise of stock options	112	2	287	-	-	-	-	289
Restricted stock units	93	1	100	-	-	-	-	101

Treasury stock	-	-	-	-	(16)	(58)	-	(58)
Share-based compensation	-	-	312	-	-	-	-	312

Tax shortfall in exercise of stock options	-	-	12	-	-	-	-	12
Comprehensive income:
Net income	-	-	-	2,403	-	-	-	2,403
Other comprehensive income:
Foreign CTA	-	-	-	-	-	-	183	183
Total comprehensive income	-	-	-	-	-	-	-	2,586

Balance at June 28, 2013	9,850	99	29,758	9,366	(270)	(1,224)	(375)	37,625
Exercise of stock options	31	-	99	-	-	-	-	99
Restricted stock units	132	1	502	-	-	-	-	503

Treasury stock	-	-	-	-	(35)	(172)	-	(172)
Tax shortfall in exercise of stock options	-	-	34	-	-	-	-	34
Comprehensive income:

Net loss	-	-	-	(334)	-	-	-	(334)
Other comprehensive income:
Foreign CTA	-	-	-	-	-	-	31	31

Total comprehensive income	-	-	-	-	-	-		(303)
Balance at June 27, 2014	10,013	$100	$30,393	$9,032	(305)	$(1,396)	$(344)	$37,785

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net (loss) income	$(334)	$2,403	$4,195
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,973	1,741	1,674
Loss on sale of property and equipment	34	263	47
Write-off of financing receivable	-	-	694
Change in contingent notes	(1,590)	-	-
(Recovery) provision for doubtful accounts receivable	(886)	61	1,019
(Loss) gain on life insurance policy cash surrender value	(63)	(39)	33
Deferred income taxes	(913)	79	(944)
Share based compensation	502	424	261
Goodwill impairment	1,381	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,682	(3,805)	3,621
(Increase) decrease in income tax receivables	-	(2,441)	1,101
Decrease (increase) in prepaid and other assets	356	861	(427)
Decrease (increase) in inventories	64	206	(42)
(Decrease) increase in accounts payable	(2,190)	5,373	(4,625)
Decrease in accrued salaries and vacation	(130)	(81)	(196)
Decrease in income tax payable	(141)	-	-
(Increase) decrease in other assets and liabilities	(1,998)	(3,563)	304
Net cash provided by operating activities	6,747	1,482	6,715
Cash flows from investing activities:
Purchase of property and equipment	(971)	(357)	(897)
Payment for GMI acquisition, net of cash acquired	(2,788)	-	-
Payment for Charron acquisition, net of cash acquired	-	(298)	(1,610)
Premiums paid on life insurance policies	(23)	(42)	(25)
Proceeds from notes receivable	-	-	346
Proceeds from sale of property and equipment	-	102	-
Net cash used in investing activities	(3,782)	(595)	(2,186)

Cash flows from financing activities:
Earn-out obligation payments for PPS and Advent	-	(250)	(1,261)
Borrowings on line of credit	-	-	13,586
Repayments on line of credit	-	-	(13,586)
Proceeds from exercise of stock options	99	289	-
Repayments of notes payable	(2,045)	(334)	(1,417)
Purchase of treasury stock	(171)	(58)	(24)
Net cash used in financing activities	(2,117)	(353)	(2,702)
Effect of exchange rate changes on cash and cash equivalents	98	182	168
Net increase in cash and cash equivalents	946	716	1,995
Cash and cash equivalents at the beginning of the period	8,728	8,012	6,017
Cash and cash equivalents at the end of the period	$9,674	$8,728	$8,012
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with GMI acquisition	$1,250	$-	$-
Promissory notes-payable issued in connection with Charron acquisition	$-	$-	$1,000
Cash paid for interest	$133	$86	$53
Cash paid for income taxes	$254	$1,964	$2,576

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969 (the “Company” or “Versar”), is a global project management firm that provides sustainable value oriented solutions to government and commercial clients. We also provide tailored and secure solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous material management. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The Company operates within three business segments as follows: (1) Engineering and Construction Management (“ECM”), (2) Environmental Services (“ESG”), and (3) Professional Services (“PSG”). Refer to Note C - Business Segments for additional information. Our fiscal year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal years 2014 and 2012 included 52 weeks and its fiscal year 2013 included 53 weeks.

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

Depreciation and amortization: Property and equipment are carried at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Repairs and maintenance that do not add significant value or significantly lengthen an asset’s useful life are charged to current operations.

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

Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award.  The Company's recent equity awards have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Share-based compensation cost for stock options is calculated on the date of grant using the Black-Scholes pricing model to determine the fair value of stock options. Compensation expense is then recognized ratably over the requisite service period of the grants.

Net (loss) income per share: Basic net (loss) income per common share is computed by dividing net income from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares to be issued upon vesting of unvested restricted stock units.

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share:

	For the Fiscal Year End
	June 27, 2014	June 28, 2013	June 29,2012
	(in thousands)
Weighted average common shares outstanding-basic	9,663	9,500	9,366
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	10	15
Weighted average common shares outstanding-diluted	9,663	9,510	9,381

For fiscal years 2014, 2013, and 2012, options to purchase approximately 43,000, 10,000, and 27,000 shares of common stock, respectively, were not included in the computation of diluted net (loss) income per share because the effect would be anti-dilutive.

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

Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 27, 2014 are fully recoverable.

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The goodwill balances were principally generated from our acquisition of Geo-Marine, Inc. (“GMI”) during the 2014 fiscal year, the fiscal year 2012 acquisition of Charron Consulting, Inc. (“Charron”), and our fiscal year 2010 acquisitions of Professional Protection Systems, Ltd. (“PPS”) and Advent Environmental, Inc. (“ADVENT”). To conduct the annual goodwill impairment analysis, management engaged an external valuation firm to perform a market-based valuation approach. The Company has elected to perform the annual goodwill impairment assessment on the last day of each fiscal year. An analysis was performed on public companies and discounted cash flows to prepare a market-based valuation (see Note E for results).

Other intangible assets: The net carrying value of intangible assets at June 27, 2014 and June 28, 2013 was $2.9 and $1.8 million, respectively. The intangible assets accumulated from acquisitions include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 8 year useful life. The Company is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. We concluded that our intangible assets were not impaired during fiscal years 2014 and 2013.

Treasury stock: The Company accounts for treasury stock using the cost method. There were 304,778 and 270,020 shares of treasury stock at historical cost of approximately $1.4 million and $1.2 million at June 27, 2014 and June 28, 2013, respectively.

Foreign Currency Translation and Transactions: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive (Loss) Income within the Company’s Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At June 27, 2014 and June 28, 2013, the Company had cash held in foreign banks of approximately $0.8 million and $0.9 million, respectively. At June 27, 2014 and June 28, 2013, the Company had net assets held in the United Kingdom of approximately $0.3 million and $0.4 million, respectively.

Fair value Measurements: The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. The carrying value of the Company’s debt approximates its fair value based upon the quoted market price offered to the Company for debt of the same maturity and quality. Certain non-financial assets and liabilities are measured at fair value on a recurring and a non-recurring basis. These non-financial assets and liabilities are written down to their fair value when they are determined to be impaired.

Commitments and Contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for interim and annual reporting periods that begin after December 15, 2016 and early adoption is prohibited. The Company is currently evaluating the impact of adopting this standard.

NOTE B – DISCONTINUED OPERATIONS

Our consolidated financial statements and related footnote disclosures reflect the fiscal year 2013 discontinuation of the Lab, Telecom, and Domestic Products business components in our ECM segment. Income and losses associated with these components, net of applicable income taxes, is shown as income or loss from discontinued operations for all periods presented (excluding quarterly financial data in Note R). For the year ended June 27, 2014, the Company had income of $0.3 million from operations that were discontinued in fiscal year 2013 as the result of continued collection efforts for past due accounts.

Operating results for the discontinued operations for the years ended June 27, 2014, June 28, 2013, and June 29, 2012, were as follows;

	For the Fiscal Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)

Gross Revenues	$-	$2,638	$4,070
Income (Loss) from discontinued operations	317	(2,751)	(463)

Provision for income taxes	(135)	1,025	176
Income (Loss) from discontinued operations, net of taxes	$182	$(1,726)	$(287)

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

Summary financial information for the Company’s business segments from continuing operations is as follows:

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
GROSS REVENUE
ECM	$52,012	$49,270	$69,173
ESG	46,848	38,919	30,906
PSG	11,420	14,433	14,891
	$110,280	$102,622	$114,970

GROSS PROFIT (LOSS) (a)
ECM	$4,808	$11,518	$16,823
ESG	873	1,157	(1,764)
PSG	1,053	1,012	1,392
	$6,734	$13,687	$16,451

Selling, general and administrative expenses	8,390	7,603	8,083
Other operating income	(1,596)	(182)	199
Goodwill Impairment	1,381	-	-
OPERATING (LOSS) INCOME, FROM CONTINUING OPERATIONS	$(1,441)	$6,266	$8,169

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

	As of
	June 27, 2014	June 28, 2013
	(in thousands)
ASSETS

ECM	$43,699	$43,408
ESG	13,178	13,090
PSG	885	879
Total Assets	$57,761	$57,377

NOTE D - ACQUISITIONS

On September 3, 2013, Versar purchased all of the issued and outstanding shares of GMI for an aggregate price at closing of up to $6.5 million. Headquartered in Plano, Texas, GMI provides design and construction services, natural and cultural resources planning, programming and implementation, as well as other services in support of a wide range of government, industry, and commercial clients. GMI’s culture and capabilities complement Versar’s. In particular, GMI’s environmental expertise and customer-base will allow Versar to expand its reach technically and geographically.

At closing, the Company paid a cash purchase price of $3.1 million and issued a promissory note with an aggregate principal amount of $1.25 million, a two-year term, and interest accruing at 5% per year. In addition, the Company may be required to issue two additional contingent promissory notes with an aggregate principal amount of up to $2.15 million under certain contingent consideration provisions of the purchase agreement. Issuance of these two additional contingent notes is based on contract awards to GMI occurring within one year of the acquisition under two proposals identified by GMI, with payment in part contingent on achievement of certain revenue targets (see Note F for a further discussion). The Company has determined that it is improbable that GMI will achieve the contingent requirements and has therefore reversed the liability it had accrued for the contingent payments.

GMI has contributed approximately $13.6 million in revenue and $14.9 million in expenses through June 27, 2014. Additionally, the Company has incurred approximately $0.4 million of transaction and integration costs through June 27, 2014, recorded in selling, general, and administrative expenses.

The purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 3, 2013 acquisition date. The Company recorded approximately $1.7 million of customer related intangible assets that are being amortized over a 15 year period. At June 27, 2014, the net book value of these intangible assets was approximately $1.5 million. Goodwill is allocated between our ECM and ESG segments based on a percentage of direct labor dollars, consistent with the Company’s overhead cost allocation methodology. Goodwill represents the value in excess of fair market value that the Company paid to acquire GMI.

Amount
Description	(in thousands)
Cash	$313
Accounts receivable	6,376
Property and equipment	699
Other assets	835
Goodwill	1,940
Intangible assets	1,663
Total assets acquired	11,826

Accounts payable	2,457
Deferred Revenue	2,367
Accrued expenses	987
Other current liabilities	75
Total liabilities assumed	5,886

Acquisition purchase price	$5,940

NOTE E - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 27, 2014 and June 28, 2013 was $8.1 million and $7.5 million, respectively. The goodwill balances were principally generated from our acquisition of GMI during fiscal year 2014, the fiscal year 2012 acquisition of Charron, and our fiscal year 2010 acquisitions of PPS and ADVENT. We had three reporting units at June 27, 2014. The aggregate balance of goodwill declined by $1.4 million and $0.1 million at June 27, 2014 and June 28, 2013, respectively. In connection with the preparation of our fiscal year 2014 financial statements, we conducted a test of our goodwill as of June 27, 2014. The June 27, 2014 decline was due to an impairment charge of $1.4 million as a result of a decline in the estimated fair value of our ECM reporting unit. The June 27, 2014 impairment is attributable to goodwill acquired from acquisitions prior to 2011 and the June 28, 2013 decline was due to a purchase price adjustment related to the Charron acquisition. A roll-forward of the carrying value of the Company’s goodwill balance, by business segment, for fiscal years 2014 and 2013 is as follows (in thousands):

	Goodwill Balances
	ECM	ESG	Total
Balance, June 28, 2013	$5,547	$1,968	$7,515
GMI Acquisition	1,136	803	1,939
Impairment	(1,381)	-	(1,381)
Balance, June 27, 2014	$5,302	$2,771	$8,073

We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill.

We review goodwill for impairment annually as of the last day of our fiscal year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit.

We engage a third party external valuation firm to perform the impairment analysis. The first step identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Our external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation includes an estimate of the weighted average cost of capital (WACC) and an assumed long-term growth rate. In the estimate of WACC, the cost of equity is estimated using the capital asset pricing model (CAPM). The weights assigned to the costs of equity and debt are based on ratios observed for market participants. The estimated long-term growth rate takes into account yields on long-term U.S. Treasuries as well as estimates by the Congressional Budget Office of expected growth rates in real GDP.

Intangible Assets

In connection with the acquisitions of GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of June 27, 2014 and June 28, 2013, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 27, 2014

Customer-related	$3,568	$(1,027)	$2,541	5-15 yrs
Marketing-related	372	(296)	76	5-7 yrs
Technology-related	841	(528)	313	7 yrs

Total	4,781	(1,851)	2,930

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 28, 2013

Customer-related	$1,857	$(622)	$1,235	5-15 yrs
Marketing-related	372	(160)	212	5-7 yrs
Technology-related	841	(490)	351	7 yrs

Total	3,070	(1,272)	1,798

Amortization expense for intangible assets was approximately $579,000, $485,000, and $337,000 for fiscal years 2014, 2013, and 2012, respectively. No intangible asset impairment charges were recorded during the 2014, 2013, and 2012 fiscal years.

Expected future amortization expense in the fiscal years subsequent to June 27, 2014 is as follows:

Year	Amounts
(in thousands)

2015	$527
2016	425
2017	332
2018	238
2019	238
Thereafter	1,187
Total	$2,947

NOTE F - FAIR VALUE MEASUREMENT

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

As part of the purchase price of GMI, the Company could have been required to issue two additional contingent promissory notes upon satisfaction of certain conditions with a fair value at the date of acquisition of approximately $1.6 million. The first of these Level 3 liabilities was based on a proposal identified by GMI that would have resulted in contract awards to GMI and the second Level 3 liability was based on achievement of certain revenue targets.

In accordance with ASC 805 Business Combinations, the Company recorded $1.1 million of other operating income in relation to the first of the two contingent promissory notes discussed above and recorded $0.5 million of other income in relation to the second of the two contingent promissory notes discussed above.

At the end of the third quarter of fiscal year 2014, the Company recorded $0.3 million of other operating income in relation to the second of the two contingent promissory notes, resulting in a remaining earn out liability of $1.3 million at March 28, 2014. Based on the facts and circumstances at that time, management believed that the first contingent earn out would be earned within the measurement period and there was an approximate 30% probability of achieving the revenue target within the measurement period (based on probability derived from the valuation report prepared for Versar by an external valuation firm).

During the fourth quarter, management determined it was unlikely that the first contingent earn out would be earned within the prescribed contractual measurement period and, as such, reversed the liability and recorded $1.1 million in other operating income for the first of the two contingent promissory notes.

Additionally, during the fourth quarter, management concluded that it was unlikely that the revenue target for the second contingent earn out would be achieved in fiscal year 2014 and, therefore, reversed the remaining liability and recorded $0.2 million in other operating income for the second of the two contingent promissory notes.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities.

Level 3 Inputs
Liabilities
Balance at June 28, 2013	$-
New level 3 liability (contingent consideration liability associated with GMI acquisition)	1,590
Change in fair value of contingent consideration liability, included in other income, Q3	(327)
Change in fair value of contingent consideration liability, included in other income, Q4	(1,263)
Balance at June 27, 2014	$-

NOTE G - INVENTORY

The Company’s inventory balance includes the following:

	As of
	June 27, 2014	June 28, 2013
	(in thousands)
Raw Materials	$908	$759
Finished Goods	276	390
Work-in-process	152	150
Reserve	(42)	(74)
Total	$1,294	$1,225

NOTE H - CUSTOMER INFORMATION

A substantial portion of the Company’s revenue from continuing operations is derived from contracts with the U.S. Government as follows:

	As of
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)

DoD	$86,039	$85,836	$93,560
U.S. EPA	1,593	1,808	2,391
Other US Govt agencies	6,314	3,081	7,481
Total US Government	$93,946	$90,725	$103,432

A majority of the DOD work is to support the reconstruction of Iraq and Afghanistan with the U.S. Air Force and U.S. Army. Revenue of approximately $33 million for the fiscal year 2014 and $40 million for the fiscal years 2013 and 2012, was derived from the Company’s international work for the U.S. Government.

NOTE I - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	As of
	June 27, 2014	June 28, 2013
	(in thousands)

Prepaid insurance	$76	$80
Prepaid rent	183	159
Other prepaid expenses	483	689
Miscellaneous receivables	561	146
Total	$1,303	$1,074

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider.

NOTE J - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	As of
	June 27, 2014	June 28, 2013

Project related reserves	$693	$737
Non-project related reserves	642	-
Payroll related	483	762
Asset retirement obligation	-	647
Deferred rent	716	467
Severance accrual	69	51
Acquired capital lease liability	263	-
Other	702	640
Total	$3,568	$3,304

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE K - ACCOUNTS RECEIVABLE

	As of
	June 27, 2014	June 28, 2013
	(in thousands)
Billed receivables
U.S. Government	$8,373	$12,692
Commercial	3,484	3,329
Unbilled receivables
U.S. Government	14,295	13,365
Commercial	474	1,485
Total receivables	26,626	30,871
Allowance for doubtful accounts	(643)	(1,529)
Accounts receivable, net	$25,983	$29,342

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2014; therefore, they have been presented as current assets in accordance with industry practice. As part of concentration risk, management continues to assess the impact of having the performance based remediation (“PBR”) contracts within the ESG segment represent over 60% of the outstanding receivable balance.

NOTE L - PROPERTY AND EQUIPMENT

		As of
Description	Useful life	June 27, 2014	June 28, 2013
		(in thousands)
Furniture and fixtures	10	$1,538	$1,379
Equipment	3 to 10	6,692	7,898
Capital leases	Life of lease	588	234
Leasehold improvements	(a)	2,624	2,430
Property and equipment, gross		$11,442	$11,941
Accumulated depreciation		(9,053)	(9,833)
Property and equipment, net		$2,389	$2,108

(a)	The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $1.4 million, $1.2 million, and $1.3 million for the fiscal years 2014, 2013, and 2012, respectively.

Maintenance and repair expense approximated $143,000, $176,000, and $140,000 for the fiscal years 2014, 2013, and 2012, respectively.

NOTE M - DEBT

Line of Credit

On June 27, 2014, in connection with our July 1, 2014 acquisition of JMWA, the Company’s $15 million line of credit facility with United Bank (the “Bank”) was amended and restated to extend its maturity date to September 25, 2015 and to make certain other changes to the terms and conditions governing the line of credit, including an increase in the line of credit commitment fee from 17 basis points to 25 basis points. The line of credit as amended is subject to certain covenants related to the maintenance of financial ratios. These covenants require a minimum tangible net worth of $18.0 million; a maximum total liabilities to tangible net worth ratio not to exceed 2.25 to 1; and a minimum current ratio of at least 1.25 to 1. As amended, borrowings under the line of credit bear interest at prime less 0.5% with an interest rate floor of 3.5%. The Company was in compliance with all financial ratio covenants under the facility as of June 27, 2014. Failure to meet the financial ratio covenant requirements gives the Bank the right to demand outstanding amounts due under the line of credit, which may impact the Company’s ability to finance its working capital requirements. The line of credit facility is collateralized by substantially all assets of the Company. The Company had no borrowings under the line of credit at June 27, 2014 and June 28, 2013.

Notes Payable

As part of the acquisition of GMI in September 2013, the Company issued notes payable with principal amounts totaling $1.3 million, which are payable quarterly over a two-year period with interest accruing at a rate of 5% per annum. At June 27, 2014, the outstanding principal balance of the GMI notes payable was $0.8 million. Interest expense for the GMI note payable for fiscal year 2014 was approximately $41,000.

As part of the acquisition of Charron in May 2012, the Company issued notes payable with principal amounts totaling $1.0 million, which are payable quarterly over a three-year period with interest accruing at a rate of 5% per annum. The outstanding principal balance of the Charron notes payable was $0.3 million and $0.7 million at June 27, 2014 and June 28, 2013, respectively. Interest expense for the Charron note payable was approximately $27,000, $31,000, and $5,000 for fiscal 2014, 2013, and 2012, respectively

The table below specifies the total contractual payment obligations as of June 27, 2014.

	Total	Within 1 Year	2-3 Years
Notes Payable to sellers	1,114,583	958,333	156,250

NOTE N – SHARE-BASED COMPENSATION

During fiscal year 2014, the Company awarded 113,258 shares of restricted stock units from the 2010 plan to employees, executive officers and board members, which generally vest over a period of one to two years following the date of the grant. Shared based compensation expense relating to the vesting of stock options and restricted stock unit awards totaled approximately $0.5 million, $0.4 million, and $0.3 million for fiscal years 2014, 2013, and 2012 respectively.

		Weighted
		Average Option
	Option Shares	Price Per Share	Total
	(in thousands, except share price)
Outstanding at July 1, 2011	176	$3.63	$639
Exercised	-
Cancelled	(55)	3.92	(217)

Outstanding at June 29, 2012	121	$3.49	$422
Exercised	(47)	2.81	(132)
Cancelled	(27)	4.09	(110)

Outstanding at June 28, 2013	47	$3.83	$180
Exercised	(20)	3.66	(73)
Cancelled	(13)	3.86	(50)

Outstanding at June 27, 2014	14	$3.99	$57

20,000 stock options were exercised during fiscal year 2014, with an intrinsic value of $30,000. The intrinsic value for incentive stock options exercised for fiscal years 2013 and 2012 was approximately $54,000 and $57,000, respectively.

Details of total exercisable incentive stock options outstanding at June 27, 2014 are as follows:

		Weighted	Weighted
	Range of	Average	Average	Number of Shares
Number of Shares	Option	Option	Remaining	Underlying
Underlying Options	Price	Price	Life	Exercisable Options
4	3.40 - 3.82	$3.61	0.5	4
10	4.00 - 4.45	$4.14	0.3	10
14				14

Total non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

		Weighted
		-Average
		Option
		Price Per
	Option Shares	Share	Total
	(in thousands, except share price)
Outstanding at July 1, 2011	73	$2.51	$183
Cancelled	(8)	3.65	(29)

Outstanding at June 29, 2012	65	$2.38	$156
Exercised	(46)	1.82	(84)

Outstanding at June 28, 2013	19	3.7	72
Exercised	(11)	$3.10	$(35)

Outstanding at June 27, 2014	8	$4.58	$37

NOTE O - INCOME TAXES

Pretax (loss) income is comprised of the following:

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)

US Entities	$150	$7,688	$8,328
Foreign Entities	(1,711)	(1,480)	(965)
Total continuing operations	(1,561)	6,208	7,363
Discontinued operations	317	(2,751)	(462)
Total pretax (loss) income	$(1,244)	$3,457	$6,901

Pretax (loss) income from the U.S. and foreign entities is currently taxable in the U.S.; accordingly, the Company has no unremitted foreign income.

Income tax (benefit) expense for continuing operations is as follows:

	For the Fiscal
	Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
Current
Federal	$(130)	$1,753	$1,608
State	(86)	356	726
Foreign	1	(530)	1,422

Deferred
Federal	(819)	359	(708)
State	(9)	32	(167)
Foreign	(429)	-	-
Change in Valuation allowance	429	109	-

Income tax (benefit) expenses, continued operations	$(1,043)	$2,079	$2,881

Income tax benefit, current from discontinued operations	(189)	(617)	(110)

Income tax benefit, deferred from discontinued operations	324	(408)	(66)

Income tax (benefit) expenses	$(908)	$1,054	$2,705

Deferred tax assets are comprised of the following as of the dates indicated below:

	For the Fiscal Year Ended
	June 27, 2014	June 28, 2013
	(in thousands)

Deferred Tax Assets
Employee benefits	$589	$513
Bad debt reserves	240	575
All other reserves	492	591
Net operating losses and tax credit	1,199	106
Capital loss carryforward	108	109
Accrued expenses	977	733
Depreciation and amortization	619	381
Other	167	89
Total deferred tax assets	$4,391	$3,097

Valuation Allowance	$(595)	$(167)

Deferred Tax Liabilities
Goodwill and intangibles	$(860)	$(623)
Depreciation and amortization	-	-
Other	(149)	(224)
Net deferred tax assets	$2,787	$2,083

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal year 2014, the Company had $595,000 in valuation allowance related to the deferred tax assets from the Philippine branch operations, the U.K. branch operations and to the temporarily disallowed U.S. capital loss carry forwards, $59,000, $427,000 and $109,000, respectively. As of the end of fiscal year 2013 the Company had a valuation allowance of approximately $167,000 related to deferred tax assets in the Philippine branch operations and U.S. capital loss carry forward. The Company established a valuation allowance on its Philippine branch operations in the past and current year as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate forecasts of additional pre-tax losses. The Company also has a valuation allowance on the capital loss carry forward as it is not more likely than not that it will be utilized before the end of the carry forward period. In the fiscal year 2014, the Company established a valuation allowance on its U.K. branch operations as it is not more likely than not that the deferred tax asset will be realized for these operations.

At June 27, 2014, the Company has net operating loss carry-forwards in the Philippines branch of approximately $57,000 ($193,000 gross), the U.K. branch $557,000 ($2,700,000 gross) and $608,000 ($1,787,000 gross) from the acquired subsidiary (Geo-Marine, Inc.) which will expire in FY2014 and after. In addition, they have $76,000 of R&D credits carry forward and $32,000 of foreign tax credit.

In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 27, 2014 the Company did not have any uncertain tax positions. The Company’s 2013, 2012, 2011, 2010, and 2009 tax years remain open to audit in most jurisdictions.

The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expense.

A reconciliation of the Company’s income tax expense from the federal statutory rate to income tax (benefit) expense of continuing operations is as follows:

	For the Fiscal Year Ended
		June	June
	June 27, 2014	28, 2013	29, 2012
	(in thousands)
Expected provision at federal statutory rate	$(530)	$2,111	$2,504
State income tax expense	(49)	218	305
Permanent items	(340)	7	48
Change in tax rates	21	28	(26)
Tax Credits	(28)	(330)	-
Change in valuation allowance	(1)	109	-
Other	(115)	(64)	50

Income tax (benefit) expense from continuing operations	$(1,043)	$2,079	$2,881
Income tax benefit, current discontinued operations	(189)	(617)	-
Income tax benefit, deferred discontinued operations	324	(408)	-

Total income tax (benefit) expense	$(908)	$1,054	$2,881

NOTE P - EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Company continues to maintain the Versar, Inc. 401(k) Plan (“401(k) Plan”), which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.

Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy insurance. The Company matches 100% of the first 3% and 50% of the next 2% of the employee-qualified contributions for a total match of 4%. The employer contribution may be made in the Company’s stock or cash. In fiscal years 2014, 2013, and 2012, the Company made cash contributions of $1.0 million, $1.0 million, and $1.0 million, respectively. All contributions to the 401(k) Plan vest immediately.

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

NOTE Q – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases approximately 152,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating and capital leases are as follows:

Fiscal Year Ended	Total Amount

2015	2,792,566
2016	2,237,789
2017	2,103,534
2018	1,826,226
2019	1,622,496
Thereafter	2,824,247
13,406,858

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2.6 million, $3.5 million, and $3.0 million, for fiscal years 2014, 2013, and 2012, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

Disallowed Costs

Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). All fiscal years through 2007 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. The Company accrues a liability from the DCAA audits if needed. As of June 27, 2014, the accrued liability for such matters was immaterial.

Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of any currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE R - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal years 2014 and 2013 is as follows (in thousands, except share and per share amounts):

	Fiscal Year 2014					Fiscal Year 2013
	27-Jun	28-Mar	27-Dec	27-Sep	Total	28-Jun	29-Mar	28-Dec	28-Sep	Total
Gross Revenue	24,898	28,225	28,037	29,120	110,280	25,396	31,600	24,715	23,551	105,262
Gross Revenue from continuing operations	24,898	28,225	28,037	29,120	110,280	25,124	31,091	24,110	22,298	102,624
Gross Revenue from discontinued operations	-	-	-	-	-	272	509	605	1,253	2,638

Gross Profit	318	1,133	2,331	2,952	6,734	639	3,217	3,768	3,313	10,937
Gross Profit from continuing operations	318	1,133	2,331	2,952	6,734	4,041	3,150	3,571	2,926	13,688
Gross Profit from discontinued operations	-	-	-	-	-	(3,403)	67	197	387	(2,752)

Operating (loss) income	(1,953)	(486)	(84)	1,082	(1,441)	(733)	1,340	3,768	1,388	5,763
Net (loss) income	(962)	(131)	100	659	(334)	(409)	1,042	925	845	2,403
Net (loss) income per share - diluted	$(0.10)	$(0.01)	$0.01	$0.07	$(0.03)	$(0.04)	$0.11	$0.10	$0.09	0.26
Weighted average number of shares outstanding - diluted	9,663	9,702	9,789	9,694		9,510	9,575	9,372	9,424

Note: The sum of the four quarterly earnings per share amounts may not equal the annual total due to fluctuations in common shares outstanding.

NOTE S – SUBSEQUENT EVENT

On July 1, 2014, Versar acquired all of the issued and outstanding capital stock of J.M. Waller Associates, Inc. (“JMWA”), a Virginia corporation. JMWA is a Service Disabled Veteran Owned Small Business providing architectural, design, planning, construction management environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients. The outstanding capital stock of JMWA was acquired by Versar pursuant to a Stock Purchase Agreement by and among Versar, JMWA, and the stockholders of JMWA, entered into on June 30, 2014 (the “Stock Purchase Agreement”). The aggregate purchase price for the outstanding capital stock of JMWA is $13,000,000, which is comprised of: (i) cash in the amount of $7,000,000 paid pro rata in accordance with each stockholder’s ownership interest in JMWA at closing; and (ii) three seller notes with an aggregate principal amount of $6,000,000 issued by Versar to the stockholders, pro rata in accordance with each stockholders’ ownership interest in JMWA at closing. The seller notes bear interest of 5.00% per annum and mature on the third business day of January 2019. The purchase price is subject to a post-closing adjustment based on an agreed target net working capital of JMWA as of the date of closing. The Stock Purchase Agreement contains customary representations and warranties and requires the JMWA stockholders to indemnify Versar for certain liabilities arising under the agreement, subject to certain limitations and conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 27, 2014, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework, issued in 1992.

Based on our assessment, management has concluded that, as of June 27, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference. Other information required by this item will be contained in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2014 fiscal year end and is incorporated herein by reference.

For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 27, 2014 and June 28, 2013

c)	Consolidated Statements of Operations for the Years Ended June 27, 2014, June 28, 2013, and June 29, 2012.

d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 27, 2014, June 28, 2013, and June 29, 2012.

e)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 27, 2014, June 28, 2013, and June 29, 2012.

f)	Consolidated Statements of Cash Flows for the Years Ended June 27, 2014, June 28, 2013, and June 29, 2012.

g)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 27, 2014, June 28, 2013, and June 29, 2012

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 55 through 58 of this report.

Exhibit Index

Item No	Description	Reference

3.1	Restated Certificate of Incorporation of Versar, Inc. filed on September 25, 1986

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on December 24, 1996	(B)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on January 26, 1999	(C)

3.4	Second Amended and Restated By-laws of Versar, Inc.	(D)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

4.1	Versar, Inc. Restated Employee 401(k) Plan	(E)

4.2	Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing automatic enrollment unless the participant makes a contrary election	(E)

4.3.	Amendment merging the Advent 401(k) Profit Sharing Plan and Trust to the Versar, Inc. Restated Employee 401(k) Plan	(E)

4.4	Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing 1% automatic annual increase of deferral amount to all participants under 6% deferral rate effective January 1, 2013 until it reached the maximum cap of 6%	(E)

4.5	Amendment to the Versar, Inc. Restated Employee 401(k) Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan	(E)

4.6	Amendment to the Versar, Inc. Restated Employee 401(k) Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan	(E)

10.1	Executive Tax and Investment Counseling Program	(A)

10.2	Form of Stock Option Agreement*	(I)

10.3	2005 Stock Incentive Plan*	(G)

10.4	Form of Change in Control Severance Agreement dated March17, 2008 between Versar, Inc. and each of Michael Abram and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Change of Control of Severance Agreement entered into with each of the individuals listed above)*	(P)

10.5	Form of Indemnification Agreement*	(K)

10.6	Share Purchase Agreement dated as of January 5, 2011 by and among Versar, Inc., GEOI I, Ltd., Professional Protection Systems, Ltd., Stephen Nobbs, Mark Whicher, Stephen Kimbell, Peter Holden, Timothy Clark, Jonathan Hambleton, Richard Brown, Simon Cuthbertson, Oliver Wright, Ingrid Sladden and the executors of the estate of Neil Bruce Cobb	(L)

10.7	Stock Purchase Agreement dated as of March 17, 2010 by and among Versar, Inc., ADVENT Environmental, Inc., Jeffrey C. Smoak, Kenna E. Sellers, the Mark A. Sellers Revocable Life Insurance Trust, through Margaret Mitchum Spicher, Trustree and the Mark A. Sellers Revocable Life Insurance Trust, through Kenna A. Sellers, Trustee	(K)

10.8	Separation and General Release Agreement between Theodore M. Prociv, PhD and Versar, Inc. effective March 25, 2010	(M)

10.9	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2011*	(H)

10.10	2010 Stock Incentive Plan*	(N)

10.10.1	Form of Restricted Share Award Agreement*	(N)

10.10.2	Form of Performance Stock Award Agreement*	(N)

10.10.3	Form of Deferral Election Agreement for Deferred Share Units*	(N)

10.10.4	Form of Stock Option Award Agreement*	(N)

10.10.5	Form of Stock Appreciation Right Award Agreement*	(N)

10.10.6	Form of Restricted Stock Unit Award Agreement*	(N)

10.11	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(O)

10.12	Amendment to Change in Control Severance Agreement dated February 10, 2012 between Versar, Inc. and each of Michael Abram, Cynthia Downes, J. Joseph Tyler and Jeffrey A. Wagonhurst, Sr. (In reliance on instruction 2 to Item 601 of Regulation S-K, the Registrant has filed the form of Amendment to Change in Control Severance Agreement entered into with each of the individuals listed above)*	(F)

10.13	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(F)

10.14	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(P)

10.15	Amended and Restated Loan and Security Agreement date September 14, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(F)

10.16	Amended and Restated Revolving Commercial Note dated September 14, 2012	(F)

10.17	Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten	(Q)

10.18	Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst	(Q)

10.19	Change in Control Severance Agreement between Versar, Inc. and Cynthia A. Downes	(Q)

10.20	Change in Control Severance Agreement between Versar, Inc. and Joshua J. Izenberg	(Q)

10.21	Change in Control Severance Agreement between Versar, Inc. and J. Joseph Tyler	(Q)

10.22	Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight	(Q)

10.23	Change in Control Severance Agreement between Versar, Inc. and James D. Villa	(R)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 27, 2014 by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 27, 2014 by Cynthina A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

101+	The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 27, 2014, June 29, 2014; (ii) Consolidated Statements of Operations for the years ended June 29, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 28, 2013 and June 29, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 28, 2013 and June 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended June 27, 2014, June 29, 2012,; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.

(B)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 24, 1996.

(C)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on February 7, 1997.

(D)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.

(E)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration Statement filed with the Commission on March 22, 2013.

(F)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 28, 2013 filed with the Commission on September 18, 2012.

(G)	Incorporated by reference to exhibits 10.117 and 10.118 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 30, 2006 filed with the Commission on September 19, 2006.

(H)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(I)	Incorporated by reference to exhibit 10.115 to the Registrant’s Form 10-K Annual Report for Fiscal Year Ended June 29, 2005 filed with the Commission on September 26, 2005.

(J)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 7, 2008.

(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.

(L)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 8, 2010.

(M)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 1, 2010.

(N)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(O)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.

(P)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

(Q)	Incorporated by reference to exhibits 10.35 through 10.40 to the Registrant’s Form 8-K filed with the Commission on September 18, 2013.

(R)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 10, 2014	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 10, 2014
Paul J. Hoeper

/S/ Anthony L. Otten	Chief Executive Officer and Director	September 10, 2014
Anthony L. Otten

/S/ Cynthia A. Downes	Executive Vice President,	September 10, 2014
Cynthia A. Downes	Chief Financial Officer, Treasurer,
and Principal Accounting Officer

/S/ Ruth I. Dreessen	Director	September 10, 2014
Ruth I. Dreessen

/S/ Robert L. Durfee	Director	September 10, 2014
Robert L. Durfee

/S/ James L. Gallagher	Director	September 10, 2014
James L. Gallagher

/S/ Amoretta M. Hoeber	Director	September 10, 2014
Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 10, 2014
Amir A. Metry

/S/ Jeffrey A. Wagonhurst	Director	September 10, 2014
Jeffrey A. Wagonhurst, Sr.

Schedule II

VERSAR, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

		ADDITIONS
		CHARGED
	BALANCE AT	TO COSTS
	BEGINNING	AND	CHARGE	BALANCE AT
	OF YEAR	EXPENSES	OFFS	END OF YEAR

Allowance for Doubtful Accounts:
2014	$1,529,000	$340,000	$(1,226,000)	$643,000

2013	$1,468,000	$584,000	$(523,000)	$1,529,000

2012	$840,000	$1,019,000	$(391,000)	$1,468,000

Deferred Tax Valuation Allowance:
2014	$167,000	$428,000	$—	$595,000

2013	$58,000	$109,000	$—	$167,000

2012	$55,000	$3000	$—	$58,000

