Form 10-Q
period 2014-09-26
VERSAR INC
filed 2014-11-05
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

September 26, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 3, 2014
$.01 par value	9,757,346

VERSAR, INC. AND SUBSIDIARIES

VERSAR, INC. AND SUBSIDIARIES

Condenesed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	September 26, 2014	June 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,627	$9,674
Accounts receivable, net	30,179	25,983
Inventory, net	1,380	1,294
Prepaid expenses and other current assets	2,664	1,303
Deferred income taxes	2,254	2,254
Income tax receivable	2,328	2,325
Total current assets	41,432	42,833
Property and equipment, net	2,584	2,389
Deferred income taxes, non-current	-	533
Goodwill	18,029	8,073
Intangible assets, net	5,429	2,930
Other assets	1,061	1,003
Total assets	$68,535	$57,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,937	$11,272
Accrued salaries and vacation	3,022	2,912
Other current liabilities	3,868	3,568
Income tax payable	57	-
Notes payable, current	2,767	958
Total current liabilities	20,651	18,710
Notes payable, non-current	8,580	156
Deferred income taxes	449	-
Other long-term liabilities	1,114	1,110
Total liabilities	30,794	19,976

Commitments and contingencies	-	-
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized; 10,020,392 shares issued and 9,715,614 shares outstanding as of September 26, 2014, 9,849,773 shares issued and 9,708,107 shares outstanding as of June 27, 2014.	100	100
Capital in excess of par value	30,520	30,393
Retained earnings	8,943	9,032
Treasury stock, at cost	(1,396)	(1,396)
Accumulated other comprehensive loss; foreign currency translation	(426)	(344)
Total stockholders' equity	37,741	37,785
Total liabilities and stockholders' equity	$68,535	$57,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Three Months Ended
	September 26, 2014	September 27, 2013

GROSS REVENUE	$29,586	$29,120
Purchased services and materials, at cost	12,228	14,410
Direct costs of services and overhead	14,752	11,758
GROSS PROFIT	2,606	2,952

Selling, general and administrative expenses	2,691	1,870
OPERATING (LOSS) INCOME	(85)	1,082

OTHER EXPENSE
Interest expense	57	25
(LOSS) INCOME BEFORE INCOME TAXES	(142)	1,057

Income tax (benefit) expense	(53)	398

NET (LOSS) INCOME	$(89)	$659

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(0.01)	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,711	9,585
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,711	9,694

The accompanying notes are an integral part of these condensed consolidated financial statements

4

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	For the Three Months Ended
	September 26, 2014	September 27, 2013
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(89)	$659
Foreign currency translation adjustments	(82)	150
TOTAL COMPREHENSIVE (LOSS) INCOME	$(171)	$809

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net (loss) income	$(89)	$659
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	644	441
Loss on sale of property and equipment	-	26
(Recovery) provision for doubtful accounts receivable	(132)	378
Gain (loss) on life insurance policy cash surrender value	1	(20)
Deferred income taxes	986	244
Share based compensation	127	115
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70)	1,916
Increase in prepaid and other assets	(907)	(976)
(Increase) decrease in inventories	(143)	116
Decrease in accounts payable	(2,015)	(985)
Decrease in accrued salaries and vacation	(1,198)	(728)
Decrease in income tax payable	51	252
Increase in other assets and liabilities	(1,197)	(1,149)
Net cash (used in ) provided by operating activities	(3,942)	289
Cash flows from investing activities:
Purchase of property and equipment	(212)	(70)
Payment for Waller acquisition, net of cash acquired	(5,794)	-
Payment for GMI acquisition, net of cash acquired	-	(3,101)
Premiums paid on life insurance policies	(23)	(16)
Net cash used in investing activities	(6,029)	(3,187)
Cash flows from financing activities:
Loan for Waller Purchase	5,000	-
Repayment of Loan for Waller Purchase	(1,620)	67
Repayments of notes payable	(479)	(308)
Purchase of treasury stock	-	(94)
Net cash provided by (used in) financing activities	2,901	(335)
Effect of exchange rate changes on cash and cash equivalents	23	149
Net decrease in cash and cash equivalents	(7,047)	(3,084)
Cash and cash equivalents at the beginning of the period	9,674	8,728
Cash and cash equivalents at the end of the period	$2,627	$5,644
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with Waller acquisition	$6,000	$-
Promissory notes-payable issued in connection with GMI acquisition	$-	$1,250
Cash paid for interest	$57	$86
Cash paid for income taxes	$13	$1,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 27, 2014. The results of operations for the three-month periods reported herein are not necessarily indicative of results that may be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends on the last Friday of the fiscal period. The three-month periods ended September 26, 2014 and September 27, 2013 each included 13 weeks. Fiscal year 2015 and 2014 both include 52 weeks.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a specific point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption, as well as the potential effect ASU 2014-09 will have on the Company’s consolidated financial position, results of operations and cash flows. Other accounting standards updates effective after September 26, 2014, are not expected to have a material effect on the Company’s consolidated financial position or its annual results of operations and cash flows.

NOTE B – BUSINESS SEGMENTS

The Company is aligned into three reportable segments: Engineering and Construction Management (“ECM”), Environmental Services (“ESG”), and Professional Services (“PSG”), all described below.

•	ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority from the federal government.

•	ESG

This business segment provides full-service environmental solutions and includes the Company’s remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, and cultural resources services. Clients include a wide-range of federal and state agencies.

•	PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month periods ended September 26, 2014 and September 27, 2013.

	For the Three Months Ended
	September 26, 2014	September 27, 2013
	(in thousands)
GROSS REVENUE
ECM	$13,049	$12,421
ESG	10,265	13,014
PSG	6,272	3,685
	$29,586	$29,120

GROSS PROFIT (a)
ECM	$1,520	$1,718
ESG	315	472
PSG	771	762
	$2,606	$2,952

Selling, general and administrative expenses	2,691	1,870
OPERATING (LOSS) INCOME	$(85)	$1,082

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE C – ACQUISITIONS

On July 1, 2014, Versar acquired all of the issued and outstanding capital stock of J.M. Waller Associates, Inc. (“JMWA”), a Virginia corporation. JMWA was a service disabled veteran owned small business providing architectural, design, planning, construction management, environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients. The outstanding capital stock of JMWA was acquired by Versar pursuant to a Stock Purchase Agreement by and among Versar, JMWA, and the stockholders of JMWA and entered into on June 30, 2014 (the “Stock Purchase Agreement”). The aggregate purchase price for the outstanding capital stock of JMWA was $13,000,000, which was comprised of: (i) cash in the amount of $7,000,000 paid pro rata in accordance with each stockholder’s ownership interest in JMWA at closing; and (ii) three seller notes with an aggregate principal amount of $6,000,000 issued by Versar to the stockholders, pro rata in accordance with each stockholders’ ownership interest in JMWA at closing. The seller notes bear interest of 5.00% per annum and mature on the third business day of January 2019. The purchase price is subject to a post-closing adjustment based on an agreed target net working capital of JMWA as of the date of closing. The Stock Purchase Agreement contains customary representations and warranties and requires the JMWA stockholders to indemnify Versar for certain liabilities arising under the agreement, subject to certain limitations and conditions.

The preliminary purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the July 1, 2014 acquisition date. Goodwill has been preliminarily allocated among our ECM, ESG, and PSG segments based on a percentage of segment specific JMWA revenue dollars for the first quarter of fiscal year 2015. Goodwill represents the value in excess of fair market value that the Company paid to acquire JMWA, less identified intangible assets. The Company incurred approximately $0.1 million in transaction costs related to the JMWA acquisition.

Amount
Description	(in thousands)
Cash	$456
Accounts receivable	4,049
Property and equipment	382
Other assets	156
Intangibles	2,782
Goodwill	8,923
Assets Acquired	16,748

Account payable	1,706
Other liabilities	2,042
Liabilities Assumed	3,748

Purchase Price	$13,000

The table below summarizes the unaudited pro forma statements of operations for the three months ended September 26, 2014 and September 27, 2013, assuming the JMWA acquisition had been completed as of the first day of the prior year fiscal quarter. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisitions or for amortization of intangibles other than during the period the acquired entity was part of the Company. For the three months ended September 26, 2014, JMWA has contributed approximately $6.4 million of revenue and approximately $5.1 million of expenses to operations.

	For the Three Months ended September 27, 2013 (in thousands)
	Versar	JMWA	Pro Forma Combined

GROSS REVENUE	$29,120	8,844	37,964
Purchased services and materials, at cost	14,410	1,479	15,889
Direct costs of services and overhead	11,758	5,522	17,280
GROSS PROFIT	2,952	1,843	4,795

Selling, general and administrative expenses	1,870	1,133	3,003
OPERATING (LOSS) INCOME	1,082	710	1,792

OTHER EXPENSE
Interest income	-	(44)	(44)
Interest expense	25	-	25
(LOSS) INCOME BEFORE INCOME TAXES	1,057	754	1,811

Income tax (benefit) expense	398	287	685

NET (LOSS) INCOME	$659	467	1,126

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

As a result of the acquisition of JMWA, the Company is required to report at fair value the assets and liabilities it acquired as a result of the acquisition of JMWA. The valuation techniques utilized in the fair value measurement of the assets and liabilities presented are preliminary and were based on the definitions outlined above and the methodologies used by an external valuation firm, primarily an income approach for assigning value to the acquired intangible assets. Additionally, a market approach and an asset-based approach were used as secondary methodologies.

NOTE E – ACCOUNTS RECEIVABLE

	As of
	September 26, 2014	June 27, 2014
	(in thousands)
Billed receivables
U.S. Government	$8,306	$8,373
Commercial	4,400	3,484
Unbilled receivables
U.S. Government	17,509	14,295
Commercial	475	474
Total receivables	30,690	26,626
Allowance for doubtful accounts	(511)	(643)
Accounts receivable, net	$30,179	$25,983

The acquisition of JMWA contributed approximately $4.0 million in total accounts receivable. We have preliminarily allocated these receivables within the categories in the schedule above, and will make adjustments as we finalize the purchase price accounting for the JMWA acquisition in subsequent quarters.

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2015; therefore, in accordance with industry practice, they have been presented as current assets.

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The preliminary carrying value of goodwill at September 26, 2014 and June 27, 2014 was $18.0 million and $8.1 million, respectively. The Company’s goodwill balance was derived from the acquisition of JMWA in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of Professional Protective Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010, and the acquisition of Versar Greenwood, Inc in fiscal year 1998. The Company recorded a preliminary goodwill balance with a fair value of $8.9 million from the acquisition of JMWA and allocated the balance between the ECM, ESG, and PSG segments based on segment specific JMWA revenue dollars for the first quarter of fiscal year 2015 (as presented in the table below):

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 27, 2014	$5,302	$2,771	$-	$8,073

JMWA Acquisition	1,652	1,633	5,638	8,923

Deferred tax liability adjustment	191	189	653	1,033

Balance, September 26, 2014	$7,145	$4,593	$6,291	$18,029

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets.  These intangible assets were customer-related, marketing-related and technology-related.  A summary of the Company’s intangible asset balances as of September 26, 2014 and June 27, 2014, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of September 26, 2014

Customer-related	$5,689	$(1,184)	$4,505	5-15 yrs
Marketing-related	1,033	$(392)	641	2-7 yrs
Technology-related	841	$(558)	283	7 yrs

Total	7,563	(2,134)	5,429

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 27, 2014

Customer-related	$3,568	$(1,027)	$2,541	5-15 yrs
Marketing-related	372	(296)	76	5-7 yrs
Technology-related	841	(528)	313	7 yrs

Total	4,781	(1,851)	2,930

Amortization expense for intangible assets was approximately $0.4 million for the first quarter of fiscal year 2015. Expected future amortization expense in the fiscal quarters and years subsequent to September 26, 2014 is as follows:

Years	Amounts
(in thousands)
2015	$800
2016	973
2017	548
2018	455
2019	455

Thereafter	2,198
Total	$5,429

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	September 26, 2014	June 27, 2014
	(in thousands)
Raw Materials	$950	$908
Finished Goods	343	276
Work-in-process	135	152
Reserve	(48)	(42)
Total	$1,380	$1,294

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	September 26, 2014	June 27, 2014
	(in thousands)
Project related reserves	$98	$693
JMWA holdback	750	-
Non-project related reserves	678	642
Payroll related	581	483
Deferred rent	774	716
Severance accrual	38	69
Acquired capital lease liability	343	263
Other	606	702
Total	$3,868	$3,568

As of September 26, 2014, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations. Additionally, we have preliminarily allocated the current liabilities assumed from the JMWA acquisition within “Other” in the schedule and will make necessary adjustments as we finalize the purchase price accounting for the JMWA acquisition in subsequent quarters.  Additionally, per the terms of the stock purchase agreement between the JMWA and the Company, the Company retained $0.8 million (“JMWA holdback” above) to secure any payment obligations of the JMWA shareholders for the adjustment to the purchase price, if any.

NOTE I – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “Commercial Note”). Accrued interest is recorded within the note payable line item in the consolidated balance sheet. The Company also has outstanding notes payable from the acquisitions of GMI and Charron. As of September 26, 2014, the outstanding principal balance of the JMWA notes payable was $6.0 million, the principle balance of GMI notes payable was $0.6 million, and the principle balance of the Charron notes payable was $ 0.3 million.

Amended and Restated Loan Agreements

In conjunction with the execution of the Commercial Note, on June 30, 2014, the Company and the co-borrowers named therein entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with United Bank (the “Bank”), amending and restating certain provisions of the Amended and Restated Loan and Security Agreement dated September 13, 2012 (as modified by a certain Joinder Agreement dated December 12, 2013), and also executed a Second Amended and Restated Revolving Commercial Note in the aggregate principal amount of up to $15,000,000 (the “Revolving Note”), amending and restating certain provisions of the Amended and Restated Revolving Commercial Note dated September 13, 2012 (as modified by a certain First Modification Agreement dated December 12, 2013), each for the purpose of allowing for the issuance of the Commercial Note. As of September 26, 2014, the outstanding principal balance of the Commercial Note was $3.4 million with the following maturity schedule;

Years	Amounts
(in thousands)
2015	518
2016	782
2017	815
2018	848
2019	437
Total	$3,400

Line of Credit

The Company has a $15 million line of credit facility with United Bank maturing September 25, 2015. The Company did not borrow any funds under its line of credit during the three month periods ended September 26, 2014 and September 27, 2013.

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

	For the Three Months Ended
	September 26, 2014	September 27, 2013
	(in thousands)
Weighted average common shares outstanding-basic	9,711	9,585

Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	109
Weighted average common shares outstanding-diluted	9,711	9,694

Due to the loss for the three month period ended September 26, 2014, basic and diluted shares are equal because all stock instruments are considered anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through September 26, 2014, a total of 405,285 restricted stock units have been issued under the 2010 Plan. There are 597,715 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three month period ended September 26, 2014, the Company awarded 21,400 restricted stock units to certain employees, which vest over a two year period following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at September 26, 2014, was approximately $285,652, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $127,203 and $105,073 for the three months ended September 26, 2014 and September 27, 2013, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

There were approximately 3,500 incentive stock options outstanding and exercisable as of September 26, 2014 with a weighted average exercise price of $4.30, weighted average remaining contractual life of 0.54 years, with no intrinsic value. No stock options were issued during the three months ended September 26, 2014.

Total qualified and non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

Exercisable qualified stock options outstanding at September 26, 2014 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	14	$3.99	$57
Exercised	-	-	-
Cancelled	11	3.90	42

Outstanding at September 26, 2014	3	$4.30	$15

Exercisable non-qualified stock options outstanding at September 26, 2014 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	8	$4.58	$37
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at September 26, 2014	8	$4.58	$37

NOTE L – INCOME TAXES

As of September 26, 2014 and June 27, 2014, the Company had approximately $1.8 million and $2.8 million in net deferred income tax assets, respectively, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of September 26, 2014 and June 27, 2014, the Company had $0.6 million recorded as a valuation allowance. The effective tax rates were approximately 37.4% and 37.6% for the first three months of fiscal 2015 and 2014, respectively.

NOTE M – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended September 26, 2014, the Company has evaluated events that occurred subsequent to September 26, 2014, to determine whether any of these events required recognition or disclosure in the period ended September 26, 2014. Based on this review, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three month period ended September 26, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

These forward-looking statements and our future financial performance, may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

Overview

We are a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in three business segments: (1) Engineering and Construction Management (“ECM”); (2) Environmental Services (“ESG”); and (3) Professional Services (“PSG”). We also provide tailored and secure solutions in harsh environments and offer specialized abilities in classified projects and hazardous material management.

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad-range of expertise including master planning; land use planning; space utilization studies; requirements definition and scoping; programming; cost estimates; infrastructure and traffic planning; privatization studies; and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (“USACE”) and project and construction management services for the District of Columbia Courts and commercial customers.
•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of GMI has expanded our capacity to provide such energy-related services.
•	Versar’s subsidiary PPS is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of complex environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We also provide energy feasibility review, measurement and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges, the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges, Nellis Air Force base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both installations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provides multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	The acquisition of GMI has allowed the Company to expand its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff by more than five times and doubled our Natural Resources capabilities.
•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.

•	The acquisition of JMWA has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4.

PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

•

We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste program for several U.S. Army installations. Net Zero energy means that the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate establishment of strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.

•	We field installation restoration managers under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.
•

Versar serves the DOD Joint Base communities by providing facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.

•	We manage hazardous materials and waste for large quantity generator sites through application of green procurement philosophies and hazardous material control program concepts.
•	We provide staff augmentation services ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.

Financial Trends

When the federal government’s new fiscal year began on October 1, 2014, the President's fiscal year 2015 budget request had not been approved by the Congress. On September 22, 2014, the President signed a continuing resolution that funds the government at fiscal year 2014 levels until December 11, 2014. It is unclear when or if annual appropriations bills will be enacted for the federal government’s fiscal year 2015. The federal government may operate under a continuing resolution for all of its fiscal year 2015, potentially restricting new contract or program starts for the year. We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration as our financial performance is impacted by federal government spending levels, particularly defense spending.

Our business performance is affected by the overall level of federal government spending and the alignment of our offerings and capabilities with the budget priorities of the federal government. The federal government budget deficit and the national U.S. debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DOD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

In this challenging economic environment, we will continue to focus on opportunities of critical importance to the federal government and which clearly align with our customers in the program management services segment. Such activities include sustainable range management, UXO, PBR, and construction contract management. We will also emphasize areas that we believe offer attractive enough returns to our clients and in which they will continue to provide funding, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades. While we have been proactive in managing costs in the business, there is a level of costs, much of it fixed, that must be maintained and that will be covered as revenues increase with an improved funding environment.

Specifically, we see the following four elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with continued development of a strong internal infrastructure and associated technologies, allows us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients. Where we have seen a shift in focus to contracts for qualified small businesses, we are strengthening and developing relationships with qualified small businesses.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or via effective use of our project and construction management skills in relation to complex project oversight.

•

Expanding our international footprint. While the Company is strong internationally in the construction management business, we seek to offer our non-construction services to our overseas clients, thereby bringing our proven domestic skills into the international market and meeting growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State. On July 1, 2014, we announced our acquisition of J.M. Waller Associates, Inc, (“JMWA”), whose key long-term clients include the U.S. Army Corps of Engineers, U.S. Air Force, U.S. Navy, Environmental Protection Agency, and the General Services Administration. JMWA is a valuable strategic asset for the Company and has broadened our technical capabilities, list of clients, and geographic footprint.

We believe that our balance sheet is strong, and we are well positioned with our cash balance on hand to surmount unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended September 26, 2014 we had $2.6 million of cash on hand and a working capital balance of $20.8 million. We also continue to have access to a line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended September 26, 2014 and September 27, 2013:

	For the Three Months Ended
	September 26, 2014	September 27, 2013
	(dollars in thousands)
GROSS REVENUE	$29,586	$29,120
Purchased services and materials, at cost	12,228	14,410
Direct costs of services and overhead	14,752	11,758
GROSS PROFIT	$2,606	$2,952
Gross Profit percentage	9%	10%

Selling general and administrative expenses	2,691	1,870
OPERATING (LOSS) INCOME	(85)	1,082

OTHER EXPENSE
Interest expense	57	25
(LOSS) INCOME BEFORE INCOME TAXES	$(142)	$1,057

Three Months Ended September 26, 2014 compared to the Three Months Ended September 27, 2013

Gross revenue for the first quarter of fiscal year 2015 was $29.6 million, an increase of 2% compared to $29.1 million during the first quarter of the last fiscal year. Although JMWA contributed approximately $6.4 million to contract revenue for the first quarter of this fiscal year, increases were substantially offset by an approximate $1.5 million decrease in international work from ECM, an approximate $4.0 million decrease in performance based remediation (“PBR”) revenue from ESG, and an approximate $1.5 million decrease in revenue from PSG’s historical business lines as we continue to see a decline in our contract positions in this segment largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs.

Purchased services and materials for the first quarter of fiscal year 2015 was $12.2 million, a decrease of 15% compared to $14.4 million during the first quarter of the last fiscal year. Within ESG, we continued to see a steady decrease in the percentage of services that we needed to sub-contract as we grow our internal capabilities through acquisitions. However, this was partially off-set by our increasing need to sub-contract our services within ECM in order to offer a broader range of services to our customers in that segment. Additionally within ECM, there has been an increase in the proportion of revenue from single award task orders (“SATOC”) where the Company acts as the general contractor and sub-contracts a significant portion of the direct labor.

Direct costs of services and overhead for the first quarter of fiscal year 2015 were $14.8 million, an increase of 25% compared to $11.8 million during the first quarter of the last fiscal year. This increase was primarily due to the increase in direct labor as a result of our acquisition of JMWA.

Gross profit for the first quarter of fiscal 2015 was $2.6 million, a decrease of 12% compared to $3.0 million during the first quarter of the last fiscal year. This decrease was due primarily to losses incurred on a construction project managed out of our Knoxville office that was inherited with the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014. Additionally, as we continue to experience a compression in margins associated with the decline in our Title II work in Afghanistan and Iraq within the ECM segment and a stabilization of the margins associated with our PBR work within our ESG segment, we expect to continue to see lower margins when compared to prior years. As we complete our integration of JMWA, we expect to see our margins within our PSG segment return to previous levels and anticipate this improvement will help off-set the declines we have experienced in ECM.

Selling, general and administrative expenses for the first quarter of fiscal 2015 increased 44% to $2.7 million, when compared to the first quarter of last fiscal year. The increase is primarily due to approximately $0.9 million in additional administrative, occupancy, and integration costs associated with the JMWA acquisition at the beginning of the first quarter. Included in these costs are approximately $0.1 million of indirect labor and fringe expense for integration, $0.2 million of professional fees for due diligence, marketing, and legal activities, and approximately $0.5 million in additional company-wide business development costs. Additionally, GMI was acquired in September 2013 and, therefore, the first quarter of the last fiscal year only included one month of additional administrative and integration costs.

Loss, before income taxes, for the first quarter of fiscal year 2015 was $0.1 million, compared to income, before income taxes, of $1.1 million for the first quarter of the last fiscal year. This decrease is attributable to the factors discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of September 26, 2014, funded backlog was approximately $223 million, an increase of 96% compared to approximately $114 million of backlog at the end of fiscal year 2014. We received additional funding, subsequent to the Company’s quarter end but prior to the federal government’s fiscal year end, of $16 million and therefore, had a funded backlog of $239 million as of September 30, 2014.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three month periods ended September 26, 2014 and September 27, 2013. (Dollar amounts in following tables are in thousands)

Engineering and Construction Management

	For the Three Months Ended
	September 26, 2014	September 27, 2013
GROSS REVENUE	$13,049	$12,421
Purchased services and materials, at cost	7,726	7,078
Direct costs of services and overhead	3,803	3,625
GROSS PROFIT	$1,520	$1,718
Gross profit percentage from continuing operations	12%	14%

Three Months Ended September 26, 2014 compared to the Three Months Ended September 27, 2013

Gross revenue for the first quarter of fiscal 2015 was $13.0 million, an increase of 5% compared to $12.4 million during the first quarter of the last fiscal year. Revenue increased by $1.2 million as a result of the JMWA acquisition and by $0.5 million as a result of increased sales in Asia through our wholly-owned subsidiary, PPS. These increases were partially offset by decreases in international revenue attributable to our construction management operations.

Gross profit for the first quarter of fiscal 2015 was $1.5 million, a decrease of 12% compared to $1.7 million during the first quarter of the last fiscal year. JMWA contributed approximately $1.1 million in additional expenses to our design and construction management divisions. The decrease in gross profit was due primarily to losses on a construction project managed out of our Knoxville office that was inherited with the acquisition of GMI in fiscal year 2014. Additionally, as we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see a compression of our gross margins. In the current business environment, we expect a continued need to provide a broader set of services, and thus expect to continue to experience compressed gross margins in the near term.

Environmental Services Group

	For the Three Months Ended
	September 26, 2014	September 27, 2013
GROSS REVENUE	$10,265	$13,014
Purchased services and materials, at cost	4,138	7,102
Direct costs of services and overhead	5,812	5,440
GROSS PROFIT	$315	$472
Gross profit (loss) percentage	3%	4%

Three Months Ended September 26, 2014 compared to the Three Months Ended September 27, 2013

Gross revenue for the first quarter of fiscal 2015 was $10.3 million, a decrease of 21% compared to $13.0 million during the first quarter of the last fiscal year. Increases in revenue of $1.2 million attributable to JMWA were off-set by decreases in revenue related to the timing of the work on our PBR contracts.

Gross profit for the first quarter of fiscal 2015 was $0.3 million, a decrease of 33% compared to $0.5 million in the first quarter of the last fiscal year. JMWA contributed approximately $0.9 million in additional expenses; however, we continued to see a steady decrease in the percentage of services that we need to sub-contract, as we grow our internal capabilities through acquisitions. As we see an increasing amount of the sub-contractor costs to shift to direct labor, we expect our margins to increase in future quarters.

Professional Services Group

	For the Three Months Ended
	September 26, 2014	September 27, 2013
GROSS REVENUE	$6,272	$3,685
Purchased services and materials, at cost	364	230
Direct costs of services and overhead	5,137	2,693
GROSS PROFIT	$771	$762
Gross profit percentage	12%	21%

Three Months Ended September 26, 2014 compared to the Three Months Ended September 27, 2013

Gross revenue for the first quarter of fiscal 2015 was $6.3 million, an increase of 70% compared to $3.7 million during the first quarter of the last fiscal year resulting from a $4.1 million contribution by JMWA offset in part by a $1.5 million decline in revenue from our historical PSG business. We continue to see a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs. As a result, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects.

Gross profit for the first quarter of fiscal 2015 remained relatively flat at $0.8 million when compared to the first quarter of the last fiscal year. JMWA contributed approximately $3.1 million in additional expenses during the quarter and, due to the increase in direct labor as a result of the acquisition of JMWA, PSG had a larger proportionate share of allocable costs because our cost allocation methodology uses direct labor dollars as a basis for allocation. As PSG increases in size, relative to our other two segments, it will continue to be burdened with a higher proportionate share of allocable costs, which will continue to put pressure on margins. However, as we continue to integrate and eliminate excess overhead costs, we anticipate margins returning to previous levels.

Liquidity and Capital Resources

Our working capital as of September 26, 2014 was approximately $20.8 million compared to working capital at June 27, 2014 of $24.1 million. This decrease was primarily due to the decrease in cash as a result of the cash payment portion of the purchase price related to the acquisition of JMWA. Our current ratio at September 26, 2014 was 2.01 compared to 2.29 at June 27, 2014.

We believe that our current cash balance of $2.6 million, anticipated cash flows from ongoing operations, and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2015 fiscal year are approximately $1.5 million which will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

Critical Accounting Policies and Related Estimates

There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Commercial Note dated as of June 30, 2014 among Versar, certain of the Versar, Inc.’s subsidiaries and United Bank (A)

10.2	Second Amended and Restated Loan and Security Agreement dated as of June 30, 2014 among Versar, Inc., certain of the Versar’s subsidiaries and United Bank (A)

10.3	Second Amended and Restated Revolving Commercial Note dated as of June 30, 2014 among Versar, Inc., certain of the Versar’s subsidiaries and United Bank (A)

10.4	Stock Purchase Agreement dated June 30, 2014, between Versar, Inc., JMWA, and the stockholders of JMWA named therein (A)

10.5	Separation Agreement and General Release dated as of July 1, 2014 by and between Versar, Inc. and J. Joseph Tyler * (A)

10.6	Employment Agreement dated July 1, 2014, by and between Versar, Inc. and Wendell A. Newton

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 8-K filed with the Commission on September 17, 2014.

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

Date: November 05, 2014

