Form 10-Q
period 2014-12-26
VERSAR INC
filed 2015-02-05
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

December 26, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 3, 2014
$.01 par value	9,808,346

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of December 26, 2014 (unaudited) and June 27, 2014.	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 26, 2014 and December 27, 2013.	4

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Six Months Ended December 26, 2014 and December 27, 2013.	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 26, 2014 and December 27, 2013.	6

	Unaudited Notes to Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

ITEM 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	25

ITEM 6.	Exhibits.	25

SIGNATURES		26

EXHIBITS		27

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	December 26, 2014 (Unaudited)	June 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$165	$9,674
Accounts receivable, net	34,187	25,983
Inventory, net	1,428	1,294
Prepaid expenses and other current assets	1,745	1,303
Deferred income taxes	2,209	2,254
Income tax receivable	2,262	2,325
Total current assets	41,996	42,833
Property and equipment, net	2,413	2,389
Deferred income taxes, non-current	542	533
Goodwill	15,808	8,073
Intangible assets, net	5,171	2,930
Other assets	1,084	1,003
Total assets	$67,014	$57,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,350	$11,272
Accrued salaries and vacation	3,751	2,912
Line of credit	394	-
Other current liabilities	2,206	3,568
Notes payable, current	2,166	958
Total current liabilities	19,867	18,710
Notes payable, non-current	8,093	156
Other long-term liabilities	1,126	1,110
Total liabilities	29,086	19,976

Commitments and contingencies	-	-
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized; 10,123,286 shares issued and 9,801,609 shares outstanding as of December 26, 2014, 9,849,773 shares issued and 9,708,107 shares outstanding as of June 27, 2014.	101	100
Capital in excess of par value	30,615	30,393
Retained earnings	9,222	9,032
Treasury stock, at cost	(1,452)	(1,396)
Accumulated other comprehensive loss; foreign currency translation	(558)	(344)
Total stockholders' equity	37,928	37,785
Total liabilities and stockholders' equity	$67,014	$57,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

GROSS REVENUE	$34,162	$28,037	$63,748	$57,158
Purchased services and materials, at cost	17,031	14,359	29,258	28,769
Direct costs of services and overhead	13,682	10,864	28,434	22,229
GROSS PROFIT	3,449	2,814	6,056	6,160

Selling, general and administrative expenses	2,925	2,898	5,616	5,161
OPERATING INCOME (LOSS)	524	(84)	440	999

OTHER EXPENSE
Interest income	-	(13)	-	(13)
Interest expense	142	42	198	67
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	382	(113)	242	945

Income tax expense (benefit)	105	(34)	52	364

NET INCOME (LOSS) from continuing operations	$277	$(79)	$190	$581
Income from discontinued operations, net of tax expense of $105	-	179	-	176
NET INCOME	277	100	190	757
NET INCOME (LOSS) PER SHARE-BASIC and DILUTED
Continuing operations	$0.03	$(0.01)	$0.02	$0.06
Discontinued operations	-	0.02	-	0.02
NET INCOME PER SHARE-BASIC and DILUTED	$0.03	$0.01	$0.02	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,775	9,653	9,742	9,611
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,821	9,789	9,783	9,748

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
COMPREHENSIVE INCOME
Net income	$277	$100	$190	$757
Foreign currency translation adjustments	(132)	(172)	(214)	(22)
TOTAL COMPREHENSIVE INCOME (LOSS)	$145	$(72)	$(24)	$735

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For the Six Months Ended
	December 26, 2014	December 27, 2013
Cash flows from operating activities:
Net income	$190	$757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318	951
Loss on sale of property and equipment	-	23
Recovery for doubtful accounts receivable	(93)	(199)
Loss on life insurance policy cash surrender value	(16)	(57)
Deferred income taxes	36	90
Share based compensation	222	258
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,217)	382
Increase in prepaid and other assets	-	(112)
(Increase) decrease in inventories	(257)	117
Decrease in accounts payable	(1,508)	(959)
Decrease in accrued salaries and vacation	(520)	(160)
Increase in income tax payable	65	131
Decrease in other assets and liabilities	(946)	(1,583)
Net cash used in operating activities	(4,726)	(361)
Cash flows from investing activities:
Purchase of property and equipment	(411)	(217)
Payment for Waller acquisition, net of cash acquired	(6,544)	-
Payment for GMI acquisition, net of cash acquired	-	(3,100)
Premiums paid on life insurance policies	(23)	(24)
Net cash used in investing activities	(6,978)	(3,341)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	84
Net borrowings on line of credit	394	-
Loan for Waller Purchase	4,000	-
Repayment of Loan for Waller Purchase	(808)	-
Repayments of notes payable	(1,379)	(884)
Purchase of treasury stock	(56)	(171)
Net cash provided by (used in) financing activities	2,151	(971)
Effect of exchange rate changes on cash and cash equivalents	44	(10)
Net decrease in cash and cash equivalents	(9,509)	(4,683)
Cash and cash equivalents at the beginning of the period	9,674	8,728

Cash and cash equivalents at the end of the period	$165	$4,045
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with Waller acquisition	$6,000	$-
Promissory notes-payable issued in connection with GMI acquisition	$-	$2,250
Cash paid for interest	$198	$86
Cash paid for income taxes	$14	$1,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) presented in this report are unaudited, but reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 27, 2014. The results of operations for the three-month and six-month periods reported herein are not necessarily indicative of results that may be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends on the last Friday of the fiscal period. The three-month and six-month periods ended December 26, 2014 and December 27, 2013 each included 13 weeks and 26 weeks, respectively. Fiscal year 2015 and 2014 both include 52 weeks.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a specific point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption, as well as the potential effect ASU 2014-09 will have on the Company’s consolidated financial position, results of operations and cash flows. Other accounting standards updates effective after December 26, 2014, are not expected to have a material effect on the Company’s consolidated financial position or its annual results of operations and cash flows.

NOTE B – BUSINESS SEGMENTS

The Company is organized into three reportable segments: Engineering and Construction Management (“ECM”), Environmental Services (“ESG”), and Professional Services (“PSG”), all described below.

•	ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority from the federal government. Additionally, Versar’s subsidiary Professional Protective Systems Limited (“PPS”), a leading United Kingdom manufacturer and distributor of decontamination equipment and personal protective equipment, operates within this business segment.

•	ESG

This business segment provides full-service environmental solutions and includes the Company’s remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, and cultural resources services. Clients include a wide-range of federal and state agencies, as well as some commercial clients.

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

Presented below is summary operating information by segment for the Company for the three-month and six-month periods ended December 26, 2014 and December 27, 2013.

	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$15,975	$13,474	$29,024	$25,895
ESG	12,415	11,861	22,680	24,876
PSG	5,772	2,702	12,044	6,387
	$34,162	$28,037	$63,748	$57,158

GROSS PROFIT (a)
ECM	$2,079	$1,599	$3,599	$3,374
ESG	638	987	954	1,786
PSG	732	228	1,503	1,000
	$3,449	$2,814	$6,056	$6,160

Selling, general and administrative expenses	2,925	2,898	5,616	5,161
OPERATING INCOME (LOSS)	$524	$(84)	$440	$999

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis. During fiscal year 2015, the Company’s management has changed the method of allocating business development ("BD") costs to the reportable segments in order to refine the information used by our Chief Operating Decision Maker (“CODM”). The new methodology allocates BD costs to the selling, general, and administrative expense line, while the old methodology allocated BD costs to contract costs. The presentation of 2014 has been reclassified to conform to the 2015 presentation. Approximately $0.5 and $0.9 million has been recast for the three and six-month periods ended December 27, 2013, respectively.

NOTE C – ACQUISITIONS

On July 1, 2014, Versar acquired all of the issued and outstanding capital stock of J.M. Waller Associates, Inc. (“JMWA”), a Virginia corporation. JMWA was a service disabled veteran owned small business providing architectural, design, planning, construction management, environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients. The outstanding capital stock of JMWA was acquired by Versar pursuant to a Stock Purchase Agreement by and among Versar, JMWA, and the stockholders of JMWA and entered into on June 30, 2014 (the “Stock Purchase Agreement”). The aggregate purchase price for the outstanding capital stock of JMWA was $13.0 million, which was comprised of: (i) cash in the amount of $7.0 million paid pro rata in accordance with each stockholder’s ownership interest in JMWA at closing; and (ii) three seller notes with an aggregate principal amount of $6.0 million issued by Versar to the stockholders, pro rata in accordance with each stockholders’ ownership interest in JMWA at closing. The seller notes bear interest at a rate of 5.00% per annum and mature on the third business day of January 2019. The purchase price is subject to a post-closing adjustment based on an agreed target net working capital of JMWA as of the date of closing. The Stock Purchase Agreement contains customary representations and warranties and requires the JMWA stockholders to indemnify Versar for certain liabilities arising under the agreement, subject to certain limitations and conditions.

The preliminary purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the July 1, 2014 acquisition date. Goodwill has been preliminarily allocated between our ECM, ESG, and PSG segments based on a percentage of segment specific JMWA revenue dollars for the first six months of fiscal year 2015. Goodwill represents the value in excess of fair market value that the Company paid to acquire JMWA, less identified intangible assets. The Company incurred approximately $0.1 million in transaction costs related to the JMWA acquisition. During the second quarter of fiscal year 2015, the Company recorded measurement period adjustments totaling approximately $0.2 million related to accounts receivable, intangible assets, goodwill, accounts payable, and other liabilities. The Company will continue to assess the purchase price allocation and anticipates completing the final purchase price allocation in the third quarter of the current fiscal year. As of the date of the filing of this Form 10-Q, the Company intends to elect to treat the acquisition of JMWA as an asset purchase for tax purposes under Section 338(h)(10) of the Internal Revenue Code.

Amount
Description	(in thousands)
Cash	$456
Accounts receivable	4,996
Property and equipment	382
Other assets	147
Intangibles	2,833
Goodwill	7,735
Assets Acquired	16,549

Account payable	1,603
Other liabilities	1,946
Liabilities Assumed	3,549

Purchase Price	$13,000

The table below summarizes the unaudited pro forma statements of operations for the three months and six months ended December 27, 2013, assuming the JMWA acquisition had been completed as of the first day of each three-month and six-month period. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company. For the three and six months ended December 26, 2014, JMWA has contributed approximately $6.4 million and $14.3 million of revenue and approximately $5.1 million and $10.8 million of expenses to operations, respectively.

	For the Three Months ended December 27, 2013 (in thousands)			For the Six Months ended December 27, 2013 (in thousands)
	Versar	JMWA	Pro Forma Combined	Versar	JMWA	Pro Forma Combined

GROSS REVENUE	$28,037	7,487	35,524	$57,158	16,331	73,489
Purchased services and materials, at cost	14,359	1,118	15,477	28,769	2,597	31,366
Direct costs of services and overhead	10,864	5,022	15,886	22,229	10,544	32,773
GROSS PROFIT	2,814	1,347	4,161	6,160	3,190	9,350

Selling, general and administrative expenses	2,898	902	3,800	5,161	2,035	7,196
OPERATING (LOSS) INCOME	(84)	445	361	999	1,155	2,154
OTHER EXPENSE
Interest income	(13)	(13)	(26)	(13)	(58)	(71)
Interest expense	42	50	92	67	50	117
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	(113)	408	295	945	1,163	2,108

Income tax (benefit) expense	(34)	156	122	364	442	806

NET (LOSS) INCOME from continuing operations	$(79)	252	173	$581	721	1,302
Income from discontinued operations, net of tax (expense) benefit of $(105)	179	-	179	176	-	176
NET INCOME	$100	252	352	$757	721	1,478

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

As a result of the acquisition of JMWA, the Company is required to report at fair value the assets and liabilities it acquired as a result of the acquisition. The valuation techniques utilized in the fair value measurement of the assets and liabilities presented are preliminary and were based on the definitions outlined above and the methodologies used by an external valuation firm, primarily an income approach for assigning value to the acquired intangible assets. Additionally, a market approach and an asset-based approach were used as secondary methodologies.

NOTE E – ACCOUNTS RECEIVABLE

	As of
	December 26, 2014	June 27, 2014
	(in thousands)
Billed receivables
U.S. Government	$13,079	$8,373
Commercial	4,151	3,484
Unbilled receivables
U.S. Government	17,036	14,295
Commercial	384	474
Total receivables	34,650	26,626
Allowance for doubtful accounts	(463)	(643)
Accounts receivable, net	$34,187	$25,983

The acquisition of JMWA contributed approximately $5.0 million in total accounts receivable. We have preliminarily allocated these receivables within the categories in the schedule above, and will make adjustments as we finalize the purchase price accounting for the JMWA acquisition in subsequent quarters.

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected within one year; therefore, in accordance with industry practice, they have been presented as current assets.

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The preliminary carrying value of goodwill at December 26, 2014 was $15.8 million and the carrying value of goodwill at June 27, 2014 was $8.1. The Company’s goodwill balance was derived from the acquisition of JMWA in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010, and the acquisition of Versar Greenwood, Inc. in fiscal year 1998. The Company recorded a preliminary goodwill balance with a fair value of $7.7 million from the acquisition of JMWA and allocated the balance between the ECM, ESG, and PSG segments based on segment specific JMWA revenue dollars for the first six months of fiscal year 2015 (as presented in the table below):

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 27, 2014	$5,302	$2,771	$-	$8,073
JMWA Acquisition	1,742	1,403	4,590	7,735
Balance, December 26, 2014	$7,044	$4,174	$4,590	$15,808

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of December 26, 2014 and June 27, 2014, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of December 26, 2014

Customer-related	$5,689	$(1,333)	$4,356	5-15 yrs
Marketing-related	1,084	(522)	562	2-7 yrs
Technology-related	841	(588)	253	7 yrs

Total	$7,614	(2,443)	$5,171

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 27, 2014

Customer-related	$3,568	$(1,027)	$2,541	5-15 yrs
Marketing-related	372	(296)	76	5-7 yrs
Technology-related	841	(528)	313	7 yrs

Total	$4,781	(1,851)	$2,930

Amortization expense for intangible assets was approximately $0.3 million and $0.6 million for the three-month and six-month periods ending December 26, 2014, respectively. Amortization expense for intangible assets was approximately $0.1 million and $0.3 million for the three-month and six-month periods ending December 27, 2013, respectively. Expected future amortization expense for the remainder of fiscal year 2015 and the subsequent years is as follows:

Years	Amounts
(in thousands)
2015	$521
2016	998
2017	548
2018	455
2019	455

Thereafter	2,194
Total	$5,171

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	December 26, 2014	June 27, 2014
	(in thousands)
Raw Materials	$900	$908
Finished Goods	409	276
Work-in-process	177	152
Reserve	(58)	(42)
Total	$1,428	$1,294

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	December 26, 2014	June 27, 2014
	(in thousands)
Project related reserves	$10	$693
Non-project related reserves	281	642
Payroll related	244	483
Deferred rent	776	716
Severance accrual	33	69
Acquired capital lease liability	256	263
Other	606	702
Total	$2,206	$3,568

As of December 26, 2014, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations. Additionally, we have preliminarily allocated the current liabilities assumed from the JMWA acquisition within “Other” in the schedule and will make necessary adjustments as we finalize the purchase price accounting for the JMWA acquisition in subsequent quarters.

NOTE I – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Notes”). Accrued interest is recorded within the note payable line item in the consolidated balance sheet. The Company also has outstanding notes payable from the acquisitions of GMI and Charron. As of December 26, 2014, the outstanding principal balance of the JMWA notes payable was $5.7 million, the principal balance of GMI notes payable was $0.5 million, the principal balance of the Charron notes payable was $0.2 million, and the principle balance for our general insurance financing notes payable was $0.8 million.

Amended and Restated Loan Agreements

In connection with the JMWA acquisition, on June 30, 2014, the Company and certain of its wholly-owned subsidiaries (“Co-borrowers”) named therein entered into a Second Amended and Restated Loan and Security Agreement (as further modified by a certain First Modification Agreement dated as of July 1, 2014 (reflecting certain payments) the “Agreement”) with United Bank (the “Bank”), providing for a term loan in the aggregate principal amount of $5 million (subsequently reduced to $4 million) to fund a portion of the acquisition purchase price and amending and restating certain provisions of the Amended and Restated Loan and Security Agreement dated September 13, 2012 (as modified by a certain Joinder Agreement dated December 12, 2013), and also executed a Second Amended and Restated Revolving Commercial Note in the aggregate principal amount of up to $15.0 million (the “Revolving Note”), amending and restating certain provisions of the Amended and Restated Revolving Commercial Note dated September 13, 2012 (as modified by a certain First Modification Agreement dated December 12, 2013). Interest accrues on the term loan at a rate of 4% per annum and it matures on June 30, 2019. As of December 26, 2014, the outstanding principal balance of the Agreement was $3.1 million.

As of December 26, 2014, the Company’s aggregate outstanding debt was $10.3 million, with the following maturity schedule:

Years	Amounts
(in thousands)
2015	$2,201
2016	2,210
2017	2,150
2018	2,251
2019	1,447
Total	$10,259

Debt Covenants

On December 30, 2014, Versar and the Co-borrowers entered into a second modification agreement with the Bank modifying the Agreement (the “Second Modification Agreement”). The Second Modification Agreement was dated and is effective as of December 23, 2014. The Agreement as modified requires that the Company maintain (1) a Liabilities to Tangible Net Worth ratio of Versar’s and its Consolidated Subsidiaries Total Consolidated Liabilities to its Tangible Net Worth, each as defined by the Agreement, not exceed 2.50 to 1.00 as of the end of each fiscal quarter and (ii) a Minimum Tangible Net Worth, as defined by the Agreement, of not less than $13.5 million as of the end of any fiscal quarter.

Line of Credit

The Company cumulatively borrowed $0.4 million in funds under the Revolving Note with an interest rate of 3.5% during the three-month period ended December 26, 2014. The Company did not borrow any funds during the three and six-month periods ended December 27, 2013.

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

	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,775	9,653	9,742	9,611
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	46	136	41	137
Weighted average common shares outstanding-diluted	9,821	9,789	9,783	9,748

For the three-month and six-month periods ended December 26, 2014 there were approximately 3,000 shares related to incentive options that were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through December 26, 2014, a total of 457,995 restricted stock units have been issued under the 2010 Plan. There are 545,005 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the six-month period ended December 26, 2014, the Company awarded 74,400 restricted stock units to certain employees, which vest over a two year period following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at December 26, 2014, was approximately $0.4 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.1 million for each of the three months ended December 26, 2014 and December 27, 2013. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.1 million and $0.2 million for each of the three and six- month periods ended December 26, 2014 and December 27, 2013. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

There were approximately 3,500 incentive stock options outstanding and exercisable as of December 26, 2014 with a weighted average exercise price of $4.30, weighted average remaining contractual life of 0.04 years, with no intrinsic value. No stock options were issued during the three and six months ended December 26, 2014.

Total qualified and non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

Exercisable qualified stock options outstanding at December 26, 2014 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	14	$3.99	$57
Exercised	-	-	-
Cancelled	11	3.90	42

Outstanding at December 26, 2014	3	$4.30	$15

Exercisable non-qualified stock options outstanding at December 26, 2014 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	8	$4.58	$37
Exercised	-	-	-
Cancelled	8	5	37

Outstanding at December 26, 2014	-	$-	$-

NOTE L – INCOME TAXES

As of December 26, 2014 and June 27, 2014, the Company had approximately $2.8 million in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included net operating loss carryforwards, depreciation, deferred compensation, accruals, and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of December 26, 2014, the Company had $0.6 million recorded as a valuation allowance. The effective tax rates were approximately 21.5% and 38.3% for the first six months of fiscal 2015 and 2014, respectively. The tax expense for the first six months of fiscal 2015 included a discrete benefit of $38 thousand related to adjustments made to deferred tax and tax receivable balances acquired in the prior year. Excluding this discrete benefit, the effective tax rate for the first six months of fiscal 2015 was 37.2%.

NOTE M – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended December 26, 2014, the Company has evaluated events that occurred subsequent to December 26, 2014, to determine whether any of these events required recognition or disclosure in the period ended December 26, 2014. Based on this review, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three-month and six-month periods ended December 26, 2014 and December 27, 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

This quarterly report on Form 10-Q contains forward-looking statements in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operations and financial growth strategy, projections of revenue, income or loss, and future operations.

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

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad range of expertise including master planning; land use planning; space utilization studies; requirements definition and scoping; programming; cost estimates; infrastructure and traffic planning; privatization studies; and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (“USACE”) and project and construction management services for the District of Columbia Courts.
•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of GMI has expanded our capacity to provide such energy-related services.
•	Versar’s subsidiary PPS is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

ESG

This business segment provides full-service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).

•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of complex environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We also provide energy feasibility review, measurement and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges, the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges, Nellis Air Force base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both installations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provides multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	The acquisition of GMI has allowed the Company to expand its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff by more than five times and doubled our Natural Resources capabilities.

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.

•	The acquisition of JMWA has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4 as well as expand our fence-to-fence services for our DoD clients.

PSG

This business segment provides an array of environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

•	We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste programs for several U.S. Army and U.S. Army Reserve installations. Net Zero energy means that the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate establishment of strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	We field installation restoration managers under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.
•	Versar serves the DOD Joint Base communities by providing facility and utilities integration, National Environmental Policy Act considerations, water program management and air quality program management.
•	We provide staff augmentation services ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.
•	We provide logistics program management, operations, budgeting, and transportation support to the U.S. Army’s Rapid Equipping Force (REF).
•	We support the U.S. Army Reserve Facilities Program by providing onsite professional services oriented on successful maintenance and operation of facilities and systems at Reserve facilities nationwide.

Financial Trends

Our business and financial performance is affected by the overall level of federal government spending and the alignment of our offerings and capabilities with the budget priorities of the federal government. We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration as our financial performance is impacted by federal government spending levels, particularly defense spending. The federal government budget deficit and the national U.S. debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DOD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

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

We believe that our balance sheet is strong, and we are well positioned to surmount unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended December 26, 2014 we had $0.2 million of cash on hand, a decline due in part to our use of approximately $7.0 million of cash to pay a portion of the JMWA purchase price, and a working capital balance of $22.1 million. We also continue to have access to a line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months and six months ended December 26, 2014 and December 27, 2013:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$34,162	$28,037	$63,748	$57,158
Purchased services and materials, at cost	17,031	14,359	29,258	28,769
Direct costs of services and overhead	13,682	10,864	28,434	22,229
GROSS PROFIT	$3,449	$2,814	$6,056	$6,160
Gross Profit percentage	10%	10%	10%	11%

Selling general and administrative expenses	2,925	2,898	5,616	5,161
OPERATING INCOME (LOSS)	524	(84)	440	999

OTHER EXPENSE
Interest income	-	(13)	-	(13)
Interest expense	142	42	198	67
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	$382	$(113)	$242	$945

Three Months Ended December 26, 2014 compared to the Three Months Ended December 27, 2013

Gross revenue for the second quarter of fiscal year 2015 was $34.2 million, an increase of 22% compared to $28.0 million during the second quarter of the last fiscal year. JMWA contributed approximately $7.9 million to contract revenue during the second quarter of this fiscal year. An additional increase of $1.5 million in revenue within our ECM segment, attributable to the Dover Air Force Base (DAFB) project and sales within PPS was partially offset by a decrease in international work within ECM, decreases in revenue within the ESG segment due to the timing of our PBR contracts, and an approximate $1.5 million decrease in revenue from PSG’s historical business lines. We continue to experience a decline in our contract positions in the PSG segment largely due to the continued shift of contract solicitations to businesses that qualify for small business programs.

Purchased services and materials for the second quarter of fiscal year 2015 was $17.0 million, an increase of 19% compared to $14.4 million during the second quarter of the last fiscal year. We continue to see an increasing need to sub-contract our services within ECM in order to offer a broader range of services to our customers in that segment. Additionally, within ECM, there has been an increase in the proportion of revenue from single award task orders, where the Company acts as the general contractor and sub-contracts a significant portion of the direct labor. However, within ESG, we anticipate a decrease in the percentage of services that we needed to sub-contract in the future as we grow our internal capabilities through acquisitions.

Direct costs of services and overhead for the second quarter of fiscal year 2015 were $13.7 million, an increase of 26% compared to $10.9 million during the second quarter of the last fiscal year. This increase was primarily due to an increase in direct labor as a result of our acquisition of JMWA.

Gross profit for the second quarter of fiscal 2015 was $3.4 million, an increase of 23% compared to $2.8 million during the second quarter of the last fiscal year. JMWA contributed approximately $2.0 million to our gross profit, and the sale of our chemical splash protective suits through PPS generated margins significantly higher than we have seen within the ECM segment this year. Additionally, we expect to see our margins within our PSG segment return to previous levels now that we are substantially complete with the integration of JMWA. Increases to gross profit were offset in part by a decline in our Title II work in Iraq and Afghanistan within the ECM segment.

Selling, general and administrative expenses for the second quarter of fiscal 2015 remained relatively flat at $2.9 million, when compared to the second quarter of last fiscal year. Management was able to aggressively control costs subsequent to the JMWA acquisition and have been able to reflect a consistent overhead burden for the second quarter.

Income, before income taxes, for the second quarter of fiscal year 2015 was $0.4 million, compared to a loss, before income taxes, of $0.1 million for the second quarter of the last fiscal year. This improvement is attributable to the factors discussed above.

Six Months Ended December 26, 2014 compared to the Six Months Ended December 27, 2013

Gross revenue for the first six months of fiscal year 2015 was $63.7 million, an increase of 12% compared to $57.2 million during the first six months of the last fiscal year. Although JMWA contributed approximately $14.3 million to contract revenue for the first six months of this fiscal year, increases were offset by an approximate $1.5 million decrease in international work from ECM, an approximate $4.0 million decrease in the timing of PBR revenue from ESG, and an approximate $1.5 million decrease in revenue from PSG’s historical business lines, as we continue to see a decline in our contract positions largely due to the continued shift of contract solicitations to businesses that qualify for small business programs.

Purchased services and materials for the first six months of fiscal year 2015 were $29.3 million, an increase of 2% compared to $28.8 million during the first six months of the last fiscal year resulting from an increasing need to sub-contract our services within ECM and the increase in ECM in the proportion of revenue from single award task orders.

Direct costs of services and overhead for the first six months of fiscal year 2015 were $28.4 million, an increase of 28% compared to $22.1 million during the first six months of the last fiscal year. This increase was primarily due to the increase in direct labor as a result of our acquisition of JMWA.

Gross profit for the first six months of fiscal year 2015 was $6.1 million, a decrease of 3% compared to $6.3 million for the first six months of the last fiscal year. JMWA contributed approximately $3.5 million to our gross profit; however, this increase was offset by losses incurred on a series of construction projects managed out of our Knoxville office that were inherited through the acquisition of GMI in fiscal year 2014 and by the decline in our Title II work in Iraq and Afghanistan within the ECM segment.

Selling, general and administrative expenses for the first six months of fiscal year 2015 increased 7% to $5.6 million, when compared to $5.2 million in the first six months of last fiscal year. We experienced a $0.3 million increase related to additional labor from JMWA and a $0.1 million increase due to additional occupancy expense.

Income, before income taxes, for the first six months of fiscal year 2015 was $0.2 million, a decrease of 74% when compared to $0.9 million for the first six months of the last fiscal year. This decrease is attributable to the factors discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of December 26, 2014, funded backlog was approximately $245 million, an increase of 115% compared to approximately $114 million of backlog at the end of fiscal year 2014. This increase was primarily attributable to the DAFB task order award for $98.3 million that the Company announced on August 13, 2014. This task order was awarded under Versar’s S/R&M Acquisition Task Order Contract (SATOC) Indefinite Delivery, Indefinite Quantity (“IDIQ”) with the AFCEC, held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services AFCEC customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. Versar will be the general contractor managing all work with our key subcontractors: American Infrastructure, Inc., Atlantic Electric LLC and Anthony Allega Cement Contractor, Inc.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three months and six months ended December 26, 2014 and December 27, 2013. (Dollar amounts in following tables are in thousands)

Engineering and Construction Management
	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
GROSS REVENUE	$15,975	$13,474	$29,024	$25,895
Purchased services and materials, at cost	10,332	8,723	18,058	15,801
Direct costs of services and overhead	3,564	3,152	7,367	6,720
GROSS PROFIT, from continuing operations	$2,079	$1,599	$3,599	$3,374
Income (Loss) from discontinued operations	-	284	-	281
GROSS PROFIT	$2,079	$1,883	$3,599	$3,655
Gross profit percentage from continuing operations	13%	12%	12%	13%

Three Months Ended December 26, 2014 compared to the Three Months Ended December 27, 2013

Gross revenue for the second quarter of fiscal year 2015 was $16.0 million, an increase of 19% compared to $13.5 million during the second quarter of the last fiscal year. JMWA contributed approximately $2.0 million to this increase. An approximate increase of $1.0 million attributable to our project at DAFB within our construction management business and an approximate increase of $0.5 million, attributable to sales within our PPS business, were partially offset by decreases in international revenue within our construction management business. However, although we expect our Title II work for the U.S. Air Force in Afghanistan to be completed in fiscal year 2015, we continue to win and perform work on our Personal Services Contract with the U.S. Army Corps of Engineers in Afghanistan.

Gross profit from continuing operations for the second quarter of fiscal year 2015 was $2.1 million, an increase of 30% compared to $1.6 million during the second quarter of the last fiscal year. JMWA contributed approximately $1.1 million in additional expenses to our design and construction management divisions; however, these additional expenses were offset by the gross profit we have been able to achieve through our product sales in PPS.

Six Months Ended December 26, 2014 compared to the Six Months Ended December 27, 2013

Gross revenue for the first six months of fiscal 2015 was $29.0 million, an increase of 12% compared to $25.9 million during the first six months of the last fiscal year. JMWA contributed approximately $3.2 million in additional revenue. Increases in revenue due to the ramp up of the DAFB project within our construction management business and sales within our PPS business were offset by decreases in international revenue within our construction management business.

Gross profit from continuing operations for the first six months of fiscal year 2015 was $3.6 million, an increase of 7% compared to $3.4 million during the first six months of the last fiscal year. JMWA contributed approximately $2.2 million in additional expenses to our design and construction management divisions; however, these additional expenses were offset by the gross profits we have been able to achieve through the sale of our products in PPS.

Environmental Services Group	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
GROSS REVENUE	$12,415	$11,861	$22,680	$24,876
Purchased services and materials, at cost	6,066	5,345	10,203	12,447
Direct costs of services and overhead	5,711	5,529	11,523	10,643
GROSS PROFIT	$638	$987	$954	$1,786
Gross profit percentage	5%	8%	4%	7%

Three Months Ended December 26, 2014 compared to the Three Months Ended December 27, 2013

Gross revenue for the second quarter of fiscal year 2015 was $12.4 million, an increase of 5% compared to $11.9 million during the second quarter of the last fiscal year. This increase was primarily due to approximately $1.4 million in additional revenue attributable to JMWA, partially offset by a decrease in revenue related to the timing of our work on our PBR contracts.

Gross profit for the second quarter of fiscal year 2015 was $0.6 million, a decrease of 35% compared to $1.0 million in the first six months of the last fiscal year. JMWA contributed approximately $1.1 million in additional expenses offsetting any benefit from increases in revenue. As we grow our internal capabilities through acquisitions, we are pursuing larger contract vehicles and expect to see an increasing amount of sub-contractor costs shift to direct labor, and therefore, expect our margins to improve in future quarters.

Six Months Ended December 26, 2014 compared to the Six Months Ended December 27, 2013

Gross revenue for the first six months of fiscal year 2015 was $22.7 million, a decrease of 9% compared to $24.9 million during the first six months of the last fiscal year. Approximately $2.6 million in additional revenue attributable to JMWA was offset by a decrease of approximately $4.8 million in revenue related to the timing of the work on our PBR contracts.

Gross profit for the first six months of fiscal year 2015 was $1.0 million, a decrease of 47% compared to $1.8 million in the first six months of the last fiscal year. JMWA contributed approximately $2.1 million in additional expenses contributing to this decrease.

Professional Services Group	For the Three Months Ended		For the Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
GROSS REVENUE	$5,772	$2,702	$12,044	$6,387
Purchased services and materials, at cost	633	291	997	521
Direct costs of services and overhead	4,407	2,183	9,544	4,866
GROSS PROFIT	$732	$228	$1,503	$1,000
Gross profit percentage	13%	8%	12%	16%

Three Months Ended December 26, 2014 compared to the Three Months Ended December 27, 2013

Gross revenue for the second quarter of fiscal year 2015 was $5.8 million, an increase of 114% compared to $2.7 million during the second quarter of the last fiscal year. This was the result of a $4.4 million contribution by JMWA partially offset by a $1.4 million decline in revenue from our historical PSG business. We continue to see a decline in our contract positions, largely due to the continued shift of more contract solicitations to businesses that qualify for small business programs.

Gross profit for the second quarter of fiscal year 2015 was $0.7 million, an increase of 221% compared to $0.2 million in the second quarter of the last fiscal year largely due to the increase in revenues. JMWA contributed approximately $3.4 million in additional expenses during the quarter and, due to the increase in direct labor as a result of the acquisition of JMWA. PSG had a larger proportionate share of allocable costs because our cost allocation methodology uses direct labor dollars as a basis for allocation. As PSG increases in size, relative to our other two segments, it will continue to be burdened with a higher proportionate share of allocable costs, which will continue to put pressure on margins. However, as we continue to eliminate excess overhead costs, we anticipate maintaining our current levels in the range of 10% to 15%.

Six Months Ended December 26, 2014 compared to the Six Months Ended December 27, 2013

Gross revenue for the first six months of fiscal year 2015 was $12.0 million, an increase of 89% compared to $6.4 million during the first six months of the last fiscal year. This was the result of an $8.5 million revenue contribution by JMWA partially offset by a $2.8 million decline in revenue from our historical PSG business resulting from the decline in our contract positions largely due to the continued shift of more contract solicitations to businesses that qualify for small business programs.

Gross profit for the first six months of fiscal year 2015 was $1.5 million, an increase of 50% compared to $1.0 million in the first six months of the last fiscal year. JMWA contributed approximately $6.6 million in additional expenses during the quarter and, due to the increase in direct labor as a result of the acquisition of JMWA, PSG had a larger proportionate share of allocable costs because our cost allocation methodology uses direct labor dollars as a basis for allocation resulting a decline in our gross profit margin.

Liquidity and Capital Resources

Our working capital as of December 26, 2014 was approximately $22.1 million compared to working capital at June 27, 2014 of $24.1 million. This decrease was primarily due to the decrease in cash as a result the use of approximately $7.0 million of cash to pay a portion of the JMWA purchase price. In addition, we utilized our line of credit during the second quarter to fund daily business operations which resulted in an outstanding balance of $0.4 million at December 26, 2014. Our current ratio at December 26, 2014 was 2.11 compared to 2.29 at June 27, 2014.

We believe that anticipated cash flows from ongoing operations and the funds available from our line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the full 2015 fiscal year are approximately $1.0 million which will be funded through existing working capital. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6.                     Exhibits

Exhibit No.	Description

10.1	Second Modification Agreement dated as of December 23, 2014 among Versar, Inc., certain of Versar’s subsidiaries and United Bank (A)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 8-K filed with the Commission on December 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.
(Registrant)

By:	/S/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

By:	/S/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President,Chief Financial Officer, and Treasurer

Date: February 05, 2015

