Form 10-Q
period 2015-03-27
VERSAR INC
filed 2015-05-08
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

March 27, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at May 5, 2015
$.01 par value	9,809,124

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 27, 2015 (unaudited) and June 27, 2014.	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 27, 2015 and March 28, 2014.	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended March 27, 2015 and March 28, 2014.	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 27, 2015 and March 28, 2014.	6

	Unaudited Notes to Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	25

ITEM 6.	Exhibits.	25

SIGNATURES		26

EXHIBITS		27

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	March 27, 2015 (Unaudited)	June 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,122	$9,674
Accounts receivable, net	39,296	25,983
Inventory, net	1,406	1,294
Prepaid expenses and other current assets	2,389	1,303
Deferred income taxes	2,083	2,254
Income tax receivable	2,139	2,325
Total current assets	48,435	42,833
Property and equipment, net	2,195	2,389
Deferred income taxes, non-current	563	533
Goodwill	15,808	8,073
Intangible assets, net	4,874	2,930
Other assets	1,092	1,003
Total assets	$72,967	$57,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,671	$11,272
Accrued salaries and vacation	2,796	2,912
Other current liabilities	1,746	3,568
Notes payable, current	1,932	958
Total current liabilities	26,145	18,710
Notes payable, non-current	7,600	156
Other long-term liabilities	1,070	1,110
Total liabilities	34,815	19,976

Commitments and contingencies

Stockholders' equity

Common stock $.01 par value; 30,000,000 shares authorized; 10,124,548 shares issued and 9,802,387 shares outstanding as of March 27, 2015, 9,849,773 shares issued and 9,708,107 shares outstanding as of June 27, 2014.	101	100
Capital in excess of par value	30,695	30,393
Retained earnings	9,484	9,032
Treasury stock, at cost	(1,453)	(1,396)
Accumulated other comprehensive loss	(675)	(344)
Total stockholders' equity	38,152	37,785
Total liabilities and stockholders' equity	$72,967	$57,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

GROSS REVENUE	$39,785	$28,225	$103,533	$85,383
Purchased services and materials, at cost	22,330	14,322	51,588	43,091
Direct costs of services and overhead	14,083	12,458	42,516	34,687
GROSS PROFIT	3,372	1,445	9,429	7,605

Selling, general and administrative expenses	2,749	2,258	8,365	7,418
Other operating income	-	(327)	-	(327)
OPERATING INCOME (LOSS)	623	(486)	1,064	514

OTHER EXPENSE
Interest income	(1)	(1)	(1)	(14)
Interest expense	134	36	332	103
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	490	(521)	733	425

Income tax expense (benefit)	228	(301)	280	63

NET INCOME (LOSS) from continuing operations	$262	$(220)	$453	$362
Income from discontinued operations, net of tax expense of $60 and $120	-	89	-	265
NET INCOME (LOSS)	262	(131)	453	627
NET INCOME (LOSS) PER SHARE-BASIC and DILUTED
Continuing operations	$0.03	$(0.02)	$0.05	$0.04
Discontinued operations	-	0.01	-	0.03
NET INCOME PER SHARE-BASIC and DILUTED	$0.03	$(0.01)	$0.05	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,802	9,702	9,761	9,645
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,808	9,702	9,775	9,703

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
COMPREHENSIVE INCOME (LOSS)
Net income (Loss)	$262	$(131)	$453	$627
Foreign currency translation adjustments	(117)	(3)	(331)	(25)
TOTAL COMPREHENSIVE INCOME (LOSS)	$145	$(134)	$122	$602

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For the Nine Months Ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:

Net income	$453	$627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,949	1,792
Loss (gain) on sale of property and equipment	56	(287)
Change in contingent notes	-	(327)
Recovery for doubtful accounts receivable	(58)	(851)
Gain on life insurance policy cash surrender value	(30)	(57)
Deferred income taxes	139	(334)
Share based compensation	302	390
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,495)	4,908
(Increase) decrease in prepaid and other assets	(656)	229
(Increase) decrease in inventories	(294)	165
Increase (decrease) in accounts payable	6,853	(915)
Decrease in accrued salaries and vacation	(1,474)	(715)
Increase (decrease) in income tax payable	188	(262)
Decrease in other assets and liabilities	(992)	(1,716)
Net cash (used in) provided by operating activities	(2,059)	2,647
Cash flows from investing activities:
Purchase of property and equipment	(609)	(493)
Payment for JMWA acquisition, net of cash acquired	(6,544)	-
Payment for GMI acquisition, net of cash acquired	-	(2,787)
Premiums paid on life insurance policies	(23)	(24)
Net cash used in investing activities	(7,176)	(3,304)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	98
Loan for JMWA Purchase	4,000	-
Repayment of Loan for JMWA Purchase	(998)	-
Repayments of notes payable	(2,367)	(1,463)
Purchase of treasury stock	(58)	(171)
Net cash provided by (used in) financing activities	577	(1,536)
Effect of exchange rate changes on cash and cash equivalents	106	95
Net decrease in cash and cash equivalents	(8,552)	(2,098)
Cash and cash equivalents at the beginning of the period	9,674	8,728

Cash and cash equivalents at the end of the period	$1,122	$6,630
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with JMWA acquisition	$6,000	$-
Promissory notes-payable issued in connection with GMI acquisition	$-	$1,250
Cash paid for interest	$332	$103
Cash paid for income taxes	$20	$587

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) presented in this report are unaudited, but reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 27, 2014. The results of operations for the three-month and nine-month periods reported herein are not necessarily indicative of results that may be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends on the last Friday of the fiscal period. The three-month and nine-month periods ended March 27, 2015 and March 28, 2014 each included 13 weeks and 39 weeks, respectively. Fiscal year 2015 and 2014 both include 52 weeks.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Sub Topic 835-30) The Amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter.  Early application is permitted.  We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.

Other accounting standards updates effective after March 27, 2015, are not expected to have a material effect on the Company’s consolidated financial position or its annual results of operations and cash flows.

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

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (“DOD”) installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also supports government clients in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month and nine-month periods ended March 27, 2015 and March 28, 2014.

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$23,242	$15,304	$52,266	$41,199
ESG	11,361	10,162	34,041	35,038
PSG	5,182	2,759	17,226	9,146
	$39,785	$28,225	$103,533	$85,383

GROSS PROFIT (a)
ECM	$2,120	$1,616	$5,719	$4,990
ESG	831	(272)	1,786	1,514
PSG	421	101	1,924	1,101
	$3,372	$1,445	$9,429	$7,605

Selling, general and administrative expenses	2,749	2,258	8,365	7,418
Other operating income	-	(327)	-	(327)
OPERATING INCOME (LOSS)	$623	$(486)	$1,064	$514

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis. During fiscal year 2015, the Company’s management changed the method of allocating business development ("BD") costs to the reportable segments in order to refine the information used by our Chief Operating Decision Maker (“CODM”). The new methodology allocates BD costs to the selling, general, and administrative expense line, while the old methodology allocated BD costs to contract costs. The presentation for fiscal year 2014 has been reclassified to conform to fiscal year 2015 presentation. Approximately $0.3 and $1.2 million has been recast for the three and nine-month periods ended March 28, 2014, respectively.

NOTE C – ACQUISITIONS

On July 1, 2014, Versar acquired all of the issued and outstanding capital stock of J.M. Waller Associates, Inc. (“JMWA”), a Virginia corporation. JMWA was a service disabled veteran owned small business providing architectural, design, planning, construction management, environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients. The outstanding capital stock of JMWA was acquired by Versar pursuant to a Stock Purchase Agreement by and among Versar, JMWA, and the stockholders of JMWA and entered into on June 30, 2014 (the “Stock Purchase Agreement”). The aggregate purchase price for the outstanding capital stock of JMWA was $13.0 million, which was comprised of: (i) cash in the amount of $7.0 million paid pro rata in accordance with each stockholder’s ownership interest in JMWA at closing; and (ii) three seller notes with an aggregate principal amount of $6.0 million issued by Versar to the JMWA stockholders, pro rata in accordance with each stockholders’ ownership interest in JMWA at closing. The seller notes bear interest at a rate of 5.00% per annum and mature on the third business day of January 2019. The purchase price is subject to a post-closing adjustment based on an agreed target net working capital of JMWA as of the date of closing. The Stock Purchase Agreement contains customary representations and warranties and requires the JMWA stockholders to indemnify Versar for certain liabilities arising under the agreement, subject to certain limitations and conditions.

The preliminary purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the July 1, 2014 acquisition date. Goodwill has been preliminarily allocated between our ECM, ESG, and PSG segments based on a percentage of segment specific JMWA revenue dollars for the first nine months of fiscal year 2015. Goodwill represents the value in excess of fair market value that the Company paid to acquire JMWA, less identified intangible assets. The Company incurred approximately $0.1 million in transaction costs related to the JMWA acquisition. During the second quarter of fiscal year 2015, the Company recorded measurement period adjustments totaling approximately $0.2 million related to accounts receivable, intangible assets, goodwill, accounts payable, and other liabilities. The Company will continue to assess the purchase price allocation and anticipates completing the final purchase price allocation by the end of the current fiscal year. As of the date of the filing of this Form 10-Q, the Company intends to elect to treat the acquisition of JMWA as an asset purchase for tax purposes under Section 338(h)(10) of the Internal Revenue Code.

Amount
Description	(in thousands)
Cash	$456
Accounts receivable	4,996
Property and equipment	382
Other assets	147
Intangibles	2,833
Goodwill	7,735
Assets Acquired	16,549

Account payable	1,603
Other liabilities	1,946
Liabilities Assumed	3,549

Purchase Price	$13,000

The table below summarizes the unaudited pro forma statements of operations for the three months and nine months ended March 28, 2014, assuming the JMWA acquisition had been completed as of the first day of each three-month and nine-month period. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company. For the three and nine months ended March 27, 2015, JMWA contributed approximately $7.6 million and $21.9 million of revenue and approximately $5.6 million and $16.4 million of expenses to operations, respectively.

	For the Three Months ended March 28, 2014 (in thousands)			For the Nine Months ended March 28, 2014 (in thousands)
	Versar	JMWA	Pro Forma Combined	Versar	JMWA	Pro Forma Combined

GROSS REVENUE	$28,225	15,013	43,238	$85,383	23,857	109,240

Purchased services and materials, at cost	14,322	2,146	16,468	43,091	3,625	46,716

Direct costs of services and overhead	12,458	9,924	22,382	34,687	15,446	50,133
GROSS PROFIT	1,445	2,943	4,388	7,605	4,786	12,391

Selling, general and administrative expenses	2,258	1,853	4,111	7,418	2,986	10,404
Other operating income	(327)		(327)	(327)		(327)
OPERATING (LOSS) INCOME	(486)	1,090	604	514	1,800	2,314
OTHER EXPENSE
Interest income	(1)	(14)	(15)	(14)	(58)	(72)
Interest expense	36	63	99	103	63	166
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	(521)	1,041	520	425	1,795	2,220

Income tax (benefit) expense	(301)	396	95	63	682	745

NET (LOSS) INCOME from continuing operations	$(220)	645	425	$362	1,113	1,475
Income from discontinued operations, net of tax (expense) benefit of $(105)	89	-	89	265	-	265
NET (LOSS) INCOME	$(131)	645	514	$627	1,113	1,740

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

NOTE E – ACCOUNTS RECEIVABLE

	As of
	March 27, 2015	June 27, 2014
	(in thousands)
Billed receivables
U.S. Government	$12,579	$8,373
Commercial	5,403	3,484
Unbilled receivables
U.S. Government	21,787	14,295
Commercial	111	474
Total receivables	39,880	26,626
Allowance for doubtful accounts	(584)	(643)
Accounts receivable, net	$39,296	$25,983

JMWA contributed approximately $5.0 million in total accounts receivable as of March 27, 2015. We have preliminarily allocated these receivables within the categories in the schedule above, and will make adjustments as we finalize the purchase price accounting for the JMWA acquisition at the end of fiscal year 2015.

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

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The preliminary carrying value of goodwill at March 27, 2015 was $15.8 million and the carrying value of goodwill at June 27, 2014 was $8.1 million. The Company’s goodwill balance was derived from the acquisition of JMWA in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of PPS and ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010, and the acquisition of Versar Greenwood, Inc. in fiscal year 1998. The Company recorded a preliminary goodwill balance with a fair value of $7.7 million from the acquisition of JMWA and allocated the balance between the ECM, ESG, and PSG segments based on segment specific JMWA revenue dollars for the first nine months of fiscal year 2015 (as presented in the table below):

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 27, 2014	$5,302	$2,771	$-	$8,073
JMWA Acquisition	1,781	1,488	4,465	7,735
Balance, March 27, 2015	$7,083	$4,259	$4,465	$15,808

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of March 27, 2015 and June 27, 2014, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of March 27, 2015

Customer-related	$5,689	$(1,505)	$4,184	5-15 yrs
Marketing-related	1,084	(604)	480	2-7 yrs
Technology-related	841	(631)	210	7 yrs

Total	$7,614	(2,740)	$4,874

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 27, 2014

Customer-related	$3,568	$(1,027)	$2,541	5-15 yrs
Marketing-related	372	(296)	76	5-7 yrs
Technology-related	841	(528)	313	7 yrs

Total	$4,781	(1,851)	$2,930

Amortization expense for intangible assets was approximately $0.3 million and $0.9 million for the three-month and nine-month periods ending March 27, 2015, respectively. Amortization expense for intangible assets was approximately $0.1 million and $0.4 million for the three-month and nine-month periods ending March 28, 2014, respectively. Expected future amortization expense for the remainder of fiscal year 2015 and the subsequent years is as follows:

Years	Amounts
(in thousands)
2015	$224
2016	998
2017	548
2018	455
2019	455

Thereafter	2,194
Total	$4,874

NOTE G – INVENTORY

The Company’s inventory balance includes the following:

	As of
	March 27, 2015	June 27, 2014
	(in thousands)
Raw Materials	$733	$886
Finished Goods	495	256
Work-in-process	178	152
Total	$1,406	$1,294

NOTE H – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	March 27, 2015	June 27, 2014
	(in thousands)
Project related reserves	$57	$693
Non-project related reserves	-	642
Payroll related	56	483
Deferred rent	825	716
Severance accrual	31	69
Acquired capital lease liability	247	263
Other	530	702
Total	$1,746	$3,568

As of March 27, 2015, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations. Additionally, we have preliminarily allocated the current liabilities assumed from the JMWA acquisition within “Other” in the schedule and will make necessary adjustments as we finalize the purchase price accounting for the JMWA acquisition in subsequent quarters.

NOTE I – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Notes”). Accrued interest is recorded within the note payable line item in the condensed consolidated balance sheet. The Company also has outstanding notes payable from the acquisitions of GMI and Charron. As of March 27, 2015, the outstanding principal balance of the JMWA notes payable was $5.4 million, the principal balance of GMI notes payable was $0.3 million, the principal balance of the Charron notes payable was $0.1 million, and the principle balance for our general insurance financing notes payable was $0.7 million.

Amended and Restated Loan Agreements

In connection with the JMWA acquisition, on June 30, 2014, the Company and certain of its wholly-owned subsidiaries (“Co-borrowers”) named therein entered into a Second Amended and Restated Loan and Security Agreement (as further modified by a certain First Modification Agreement dated as of July 1, 2014 (reflecting certain payments) the “Agreement”) with United Bank (the “Bank”), providing for a term loan in the aggregate principal amount of $5 million (subsequently reduced to $4 million) to fund a portion of the acquisition purchase price and amending and restating certain provisions of the Amended and Restated Loan and Security Agreement dated September 13, 2012 (as modified by a certain Joinder Agreement dated December 12, 2013), and also executed a Second Amended and Restated Revolving Commercial Note in the aggregate principal amount of up to $15.0 million (the “Revolving Note”), amending and restating certain provisions of the Amended and Restated Revolving Commercial Note dated September 13, 2012 (as modified by a certain First Modification Agreement dated December 12, 2013). On February 27, 2015 the Agreement was amended to extend the maturity date of the Revolving Note to September 30, 2016. Interest accrues on the term loan at a rate of 4% per annum and it matures on June 30, 2019. As of March 27, 2015, the outstanding principal balance of the term loan was $3.0 million. The Company cumulatively borrowed and repaid $6.3 million and $6.9 million in funds under the Revolving Note with an interest rate of 3.5% during the three-month and nine-month periods ended March 27, 2015, respectively. The Company did not borrow any funds during the three and nine-month periods ended March 28, 2014.

As of March 27, 2015, the Company’s aggregate outstanding debt was $9.5 million, with the following maturity schedule:

Years	Amounts
(in thousands)
2015	$1,268
2016	2,416
2017	2,150
2018	2,251
2019	1,447
Total	$9,532

Debt Covenants

On December 30, 2014, Versar and the Co-borrowers entered into a second modification agreement with the Bank modifying the Agreement (the “Second Modification Agreement”). The Second Modification Agreement was dated and is effective as of December 23, 2014. The Second Modification Agreement requires that the Company maintain (1) a Liabilities to Tangible Net Worth ratio of Versar’s and its Consolidated Subsidiaries Total Consolidated Liabilities to its Tangible Net Worth, each as defined by the Agreement, not exceed 2.50 to 1.00 as of the end of each fiscal quarter and (ii) a Minimum Tangible Net Worth, as defined by the Agreement, of not less than $13.5 million as of the end of any fiscal quarter, and (iii) a Minimum Current Ratio, as defined by the Agreement, of not less than 1.25 as of the end of any fiscal quarter. The Company was in compliance with the covenants under the Agreement as of March 27, 2015.

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

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,802	9,702	9,761	9,645
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	6	0	14	58
Weighted average common shares outstanding-diluted	9,808	9,702	9,775	9,703

For the three-month and nine-month periods ended March 27, 2015 there were approximately 12,000 shares related to incentive options that were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE K – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through March 27, 2015, a total of 455,565 restricted stock units have been issued under the 2010 Plan. There are 547,435 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the nine month period ended March 27, 2015, the Company awarded 74,400 restricted stock units to certain employees, which vest over a two year period following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at March 27, 2015, was approximately $0.4 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.1 million for the three months ended March 27, 2015 and March 28, 2014. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.3 million and $0.2 million for the nine months ended March 27, 2015 and March 28, 2014. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

Stock Option Activity

There were approximately 500 incentive stock options outstanding and exercisable as of March 27, 2015 with a weighted average exercise price of $3.40, weighted average remaining contractual life of 0.04 years, with no intrinsic value. No stock options were issued during the three and nine months ended March 27, 2015.

Total qualified and non-qualified stock options granted under the Company’s 2010 Plan and prior stock incentive plans are as follows:

Exercisable qualified stock options outstanding at March 27, 2015 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	14.4	$3.99	$58
Exercised	-	-	-
Cancelled	13.9	4.01	56

Outstanding at March 27, 2015	0.5	$3.40	$2

Exercisable non-qualified stock options outstanding at March 27, 2015 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 27, 2014	8	$4.58	$37
Exercised	-	-	-
Cancelled	8	4.58	37

Outstanding at March 27, 2015	-	$-	$-

NOTE L – INCOME TAXES

As of March 27, 2015 and June 27, 2014, the Company had approximately $2.6 million and $2.8 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included net operating loss carryforwards, depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of March 27, 2015 and June 27, 2014, the Company had $0.2 million and $0.6 million, respectively, recorded as a valuation allowance. The effective tax rates were approximately 38.6% and 38.3% for the first nine months of fiscal 2015 and 2014, respectively. The Company’s tax returns for fiscal year 2012 are currently under audit by The Internal Revenue Service (“IRS”), as the result of an amended return filed by the Company. The Company has provided the IRS with the documentation requested to date and is waiting for a formal conclusion. We do not believe we have any material liability exposure with regards to this matter.

NOTE M – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 27, 2015, the Company has evaluated events that occurred subsequent to March 27, 2015, to determine whether any of these events required recognition or disclosure in the period ended March 27, 2015. Based on this review, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three-month and nine-month periods ended March 27, 2015 and March 28, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further in the initial bullet below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad range of expertise including master planning; land use planning; space utilization studies; requirements definition and scoping; programming; cost estimates; infrastructure and traffic planning; privatization studies; and other feasibility studies. Title II Construction Management Services include construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.
•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (“USACE”) and project and construction management services for the District of Columbia Courts.
•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of Geo-Marine, Inc. (“GMI”) has expanded our capacity to provide such energy-related services.
•	Versar’s subsidiary Professional Protective Services Limited (“PPS”) is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

ESG

This business segment provides full-service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy (“USN”), and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).

•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of complex environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We also provide energy feasibility review, measurement and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges, the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges, Nellis Air Force base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both installations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provides multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.
•	The acquisition of GMI has allowed the Company to expand its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff by more than five times and doubled our Natural Resources capabilities.
•	We have supported the U.S. Environmental Protection Agency (the “EPA”) for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.
•	The acquisition of JMWA has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4 as well as expand our fence-to-fence services for our U.S. Department of Defense (“DOD”) clients.

PSG

This business segment provides an array of environmental management, planning and engineering services to the DOD installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplishing mission objectives. These services are particularly attractive as the DOD shifts emphasis to its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

•	We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste programs for several U.S. Army and U.S. Army Reserve installations. Net Zero energy means that the installation produces as much energy/water/solid waste onsite as it uses. Our professionals facilitate establishment of strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.
•	We provide installation restoration managers under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.
•	Versar serves the DOD Joint Base communities by providing facility and utilities integration, National Environmental Policy Act considerations, water program management and air quality program management.
•	We provide staff augmentation services ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.
•	We provide logistics program management, operations, budgeting, and transportation support to the U.S. Army’s Rapid Equipping Force (REF).
•	We support the U.S. Army Reserve Facilities Program by providing onsite professional services oriented on successful maintenance and operation of facilities and systems at Reserve facilities nationwide.

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

In this challenging economic environment, we will continue to focus on opportunities of critical importance to the federal government and which clearly align with our customers in the program management services segment. Such activities include sustainable range management, UXO, PBR, and construction contract management. We will also emphasize areas that we believe offer attractive sufficient returns to our clients and in which they will continue to provide funding, such as construction type services both in the United States and internationally, improvements in energy efficiency, and facility upgrades. While we have been proactive in managing costs in the business, there is a level of costs, much of it fixed, that must be maintained We expect that as revenues increase with an improved funding environment we will be able to cover these costs while improving our margins with continued cost management.

Specifically, our current business strategy is based on the following four elements driving our strategy going forward:

•	Pursuit of larger contract opportunities. Our move to a large business, coincident with continued development of a strong internal infrastructure and associated technologies, allows us to focus on pursuing larger prime contracts and expand our pool of opportunities. We continue to strengthen our relationships with other contractors to create teaming arrangements that better serve our clients. Where we have seen a shift in focus to contracts for qualified small businesses, we are strengthening and developing relationships with qualified small businesses.

•	Leveraging of our services. The combination of our multiple skill sets and broad service offerings will allow us to work efficiently in the new economic environment whether selling sustainable risk management services utilizing our energy and environmental skill-sets, or through effective use of our project and construction management skills in relation to complex project oversight.

•	Expanding our international footprint. While the Company is strong internationally in the construction management business, we seek to offer our non-construction services to our overseas clients, thereby bringing our proven domestic skills into the international market and meeting growing overseas client needs.

•	Geographic and client expansion through acquisition. We have an active acquisition strategy and are focused on expanding our ability to offer our technical services to both new geographic areas and new clients, such as the U.S. Navy and the U.S. Department of State. With our acquisition of J.M. Waller Associates, Inc., (“JMWA”) in July 2014, we expanded our reach with clients such as the USACE, USAF, U.S. Navy, EPA, and the General Services Administration. JMWA is a valuable strategic asset for the Company and has broadened our technical capabilities, list of clients, and geographic footprint.

We believe that our balance sheet is strong and that we are well positioned to surmount unforeseen challenges while we continue to pursue merger and acquisition activity. As of the quarter ended March 27, 2015 we had $1.1 million of cash on hand, a decline due in part to our use of approximately $7.0 million of cash to pay a portion of the JMWA purchase price at the beginning of the fiscal year, and a working capital balance of $22.3 million. We also continue to have access to a revolving line of credit of up to $15 million.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months and nine months ended March 27, 2015 and March 28, 2014:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$39,785	$28,225	$103,533	$85,383
Purchased services and materials, at cost	22,330	14,322	51,588	43,091
Direct costs of services and overhead	14,083	12,458	42,516	34,687

GROSS PROFIT	$3,372	$1,445	$9,429	$7,605
Gross Profit percentage	8%	5%	9%	9%

Selling general and administrative expenses	2,749	2,258	8,365	7,418

Other operating income	-	(327)	-	(327)
OPERATING INCOME	623	(486)	1,064	514

OTHER EXPENSE

Interest income	(1)	(1)	(1)	(14)

Interest expense	134	36	332	103
INCOME BEFORE INCOME TAXES, from continuing operations	$490	$(521)	$733	$425

Three Months Ended March 27, 2015 compared to the Three Months Ended March 28, 2014

Gross revenue for the third quarter of fiscal year 2015 was $39.8 million, an increase of 41% compared to $28.2 million during the third quarter of the last fiscal year. JMWA contributed approximately $7.6 million to contract revenue during the third quarter of this fiscal year. An additional increase of $11.5 million in revenue within our ECM segment, attributable to the Dover Air Force Base (“DAFB”) project was partially offset by a decrease of approximately $5.4 million in international work within ECM, and approximate $0.4 million decrease of PBR related revenue within ESG, and an approximate $1.7 million decrease in revenue from PSG’s historical business lines. We continue to experience a decline in our contract positions in the PSG segment largely due to the continued shift of contract solicitations to businesses that qualify for small business programs.

Purchased services and materials for the third quarter of fiscal year 2015 was $22.3 million, an increase of 56% compared to $14.3 million during the third quarter of the last fiscal year. We continue to see an increasing need to sub-contract our services within ECM in order to offer a broader range of services to our customers. Additionally, within ECM, there has been an increase in the proportion of revenue from single award task orders, where the Company acts as the general contractor and sub-contracts a significant portion of the direct labor. However, within ESG, we anticipate a decrease in the percentage of services that we must sub-contract in the future as we grow our internal capabilities through acquisitions.

Direct costs of services and overhead for the third quarter of fiscal year 2015 were $14.1 million, an increase of 13% compared to $12.5 million during the third quarter of the last fiscal year. This increase was primarily due to an increase in direct labor usage as a result of our acquisition of JMWA.

Gross profit for the third quarter of fiscal 2015 was $3.4 million, an increase of 133% compared to $1.4 million during the third quarter of the last fiscal year. JMWA contributed approximately $1.9 million to our gross profit. Increases to gross profit were offset in part by a decline in our Title II work in Iraq and Afghanistan within the ECM segment. Improvement in gross margin for the third quarter of fiscal 2015 is partially due to the reversal of the margin compression experienced in our ESG segment during the third quarter of the prior fiscal year during our integration of GMI. Additionally, improved direct labor utilization within during the third quarter of fiscal year 2015 have contributed to the overall improvement in margins.

Selling, general and administrative expenses for the third quarter of fiscal 2015 were $2.7 million, an increase of 22% compared to $2.3 million during the third quarter of the last fiscal year. We experienced a $0.3 million increase related to additional labor expense and related fringe expense from JMWA and a $0.1 million increase due to additional occupancy expense.

Income, before income taxes, for the third quarter of fiscal year 2015 was $0.5 million, compared to a loss, before income taxes, of $0.5 million for the third quarter of the last fiscal year. This improvement is attributable to the factors discussed above.

Nine Months Ended March 27, 2015 compared to the Nine Months Ended March 28, 2014

Gross revenue for the first nine months of fiscal year 2015 was $103.5 million, an increase of 21% compared to $85.4 million during the first nine months of the last fiscal year. Increases attributable to JMWA of approximately $21.9 million and to the DAFB project of $16.8 million for the first nine months of this fiscal year were offset in part by an approximate $10.7 million decrease in international work from ECM, an approximate $5.2 million decrease in PBR revenue from ESG due to timing issues under the PBR contracts, and an approximate $4.5 million decrease in revenue from PSG’s historical business lines. Such shifts result from a continued decline in our contract positions largely due to the continued shift of contract solicitations to businesses that qualify for small business programs.

Purchased services and materials for the first nine months of fiscal year 2015 were $51.6 million, an increase of 20% compared to $43.1 million during the first nine months of the last fiscal year, resulting from an increasing need to sub-contract our services within ECM and the increase in ECM in the proportion of revenue from single award task orders where the Company acts as general contractor and sub-contracts a significant portion of the direct labor.

Direct costs of services and overhead for the first nine months of fiscal year 2015 were $42.5 million, an increase of 23% compared to $34.7 million during the first nine months of the last fiscal year. This increase was primarily due to the increase in direct labor usage as a result of our acquisition of JMWA.

Gross profit for the first nine months of fiscal year 2015 was $9.4 million, an increase of 24% compared to $7.6 million for the first nine months of the last fiscal year. JMWA contributed approximately $5.4 million to our gross profit; however, this increase was offset in part by losses incurred on a series of construction projects managed out of our now closed Knoxville office that we inherited in the acquisition of GMI in fiscal year 2014 and by the decline in our Title II work in Iraq and Afghanistan within the ECM segment.

Selling, general and administrative expenses for the first nine months of fiscal year 2015 increased 13% to $8.4 million, when compared to $7.4 million in the first nine months of last fiscal year. We experienced a $0.7 million increase related to additional labor expense and related fringe expense from JMWA and a $0.3 million increase due to additional occupancy expense.

Income, before income taxes, for the first nine months of fiscal year 2015 was $0.7 million, an increase of 74% when compared to $0.4 million for the first nine months of the last fiscal year. This increase is attributable to the factors discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of March 27, 2015, funded backlog was approximately $228 million, an increase of 100% compared to approximately $114 million of backlog at the end of fiscal year 2014. This increase was primarily attributable to the DAFB task order award for $98.3 million that the Company announced on August 13, 2014. This task order was awarded under Versar’s S/R&M Acquisition Task Order Contract (“SATOC”) Indefinite Delivery, Indefinite Quantity (“IDIQ”) with the AFCEC, held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services AFCEC customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. Versar is the general contractor managing all work of our key subcontractors: American Infrastructure, Inc., Atlantic Electric LLC and Anthony Allega Cement Contractor, Inc.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three months and nine months ended March 27, 2015 and March 28, 2014. (Dollar amounts in following tables are in thousands)

Engineering and Construction Management

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
GROSS REVENUE	$23,242	$15,304	$52,266	$41,199
Purchased services and materials, at cost	17,194	10,208	35,252	26,009
Direct costs of services and overhead	3,928	3,480	11,295	10,200
GROSS PROFIT, from continuing operations	$2,120	$1,616	$5,719	$4,990
Income from discontinued operations	-	30	-	311
GROSS PROFIT	$2,120	$1,646	$5,719	$5,301
Gross profit percentage from continuing operations	9%	11%	11%	12%

Three Months Ended March 27, 2015 compared to the Three Months Ended March 28, 2014

Gross revenue for the third quarter of fiscal year 2015 was $23.2 million, an increase of 52% compared to $15.3 million during the third quarter of the last fiscal year. JMWA contributed approximately $1.8 million to this increase and an additional increase of $11.5 million attributable to our project at DAFB within our construction management business was off-set by a decrease in revenue of approximately $5.4 million from our international work. Although we expect our Title II work for the U.S. Air Force in Afghanistan to be completed in fiscal year 2015, we continue to win and perform work on our Personal Services Contract with the U.S. Army Corps of Engineers in Afghanistan.

Gross profit from continuing operations for the third quarter of fiscal year 2015 was $2.1 million, an increase of 31% compared to $1.6 million during the third quarter of the last fiscal year. JMWA contributed approximately $0.6 million to gross profit; however, we experienced a slight decline in gross margin as the work at DAFB progresses. We are the prime contractor on this project and sub-contractors perform the majority of the higher margin work.

Nine Months Ended March 27, 2015 compared to the Nine Months Ended March 28, 2014

Gross revenue for the first nine months of fiscal 2015 was $52.3 million, an increase of 27% compared to $41.2 million during the first nine months of the last fiscal year. JMWA contributed approximately $5.0 million to this increase and an additional increase of $16.8 million is attributable to our project at DAFB within our construction management business was off-set by a decrease in revenue of approximately $10.7 million from our international work.

Gross profit from continuing operations for the first nine months of fiscal year 2015 was $5.7 million, an increase of 15% compared to $5.0 million during the first nine months of the last fiscal year. JMWA contributed approximately $1.6 million to gross profit; however, we experienced a slight decline in gross margin as the work at DAFB progresses.

Environmental Services Group

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
GROSS REVENUE	$11,361	$10,162	$34,041	$35,038
Purchased services and materials, at cost	4,564	4,014	14,767	16,461
Direct costs of services and overhead	5,966	6,420	17,488	17,063
GROSS PROFIT (LOSS)	$831	$(272)	$1,786	$1,514
Gross profit percentage	7%	-3%	5%	4%

Three Months Ended March 27, 2015 compared to the Three Months Ended March 28, 2014

Gross revenue for the third quarter of fiscal year 2015 was $11.4 million, an increase of 12% compared to $10.2 million during the third quarter of the last fiscal year. This increase was primarily due to approximately $1.6 million in additional revenue attributable to JMWA, partially offset by a decrease in revenue of $0.4 million related to the timing of the work on our PBR contracts.

Gross profit for the third quarter of fiscal year 2015 was $0.8 million, an increase of over 400% compared to a loss of $0.3 million in the third quarter of the last fiscal year. JMWA contributed approximately $1.2 million in additional expenses offsetting some of the benefit from increases in revenue. Improvement in gross margin for the third quarter of fiscal year 2015 reflects the decline in margin experienced during the third quarter of the prior fiscal year during the integration of GMI and the corresponding decline in direct labor utilization. Additionally, improved direct labor utilization during the third quarter of fiscal year 2015 have contributed to the overall improvement in margins. As we grow our internal capabilities through acquisitions, we are pursuing larger contract vehicles and expect to be able to further reduce the use of sub-contractors, relying more heavily on direct labor due to expanding internal capabilities. Therefore, we expect our margins to remain at their current levels in future quarters.

Nine Months Ended March 27, 2015 compared to the Nine Months Ended March 28, 2014

Gross revenue for the first nine months of fiscal year 2015 was $34.0 million, a decrease of 3% compared to $35.0 million during the first nine months of the last fiscal year. Approximately $4.2 million in additional revenue attributable to JMWA was offset by a decrease of approximately $5.2 million in revenue related to the timing of the work on our PBR contracts.

Gross profit for the first nine months of fiscal year 2015 was $1.8 million, an increase of 18% compared to $1.5 million in the first nine months of the last fiscal year. JMWA contributed approximately $0.9 million to gross profit; however, we experienced a slight decrease of approximately $0.6 million related to the increase in allocated overhead costs related to bid and proposal efforts.

Professional Services Group

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
GROSS REVENUE	$5,182	$2,759	$17,226	$9,146
Purchased services and materials, at cost	572	100	1,569	621
Direct costs of services and overhead	4,189	2,558	13,733	7,424
GROSS PROFIT	$421	$101	$1,924	$1,101
Gross profit percentage	8%	4%	11%	12%

Three Months Ended March 27, 2015 compared to the Three Months Ended March 28, 2014

Gross revenue for the third quarter of fiscal year 2015 was $5.2 million, an increase of 88% compared to $2.8 million during the third quarter of the last fiscal year. This was the result of a $4.1 million contribution by JMWA partially offset by a $1.7 million decline in revenue from our historical PSG business. We continue to see a decline in our contract positions, largely due to the continued shift of more contract solicitations to businesses that qualify for small business programs.

Gross profit for the third quarter of fiscal year 2015 was $0.4 million, an increase of more than 300% compared to $0.1 million in the third quarter of the last fiscal year largely due to the increase in revenues. JMWA contributed approximately $3.2 million in additional expenses during the quarter, due to the increase in direct labor as a result of the acquisition of JMWA. PSG had a larger proportionate share of allocable costs because our cost allocation methodology uses direct labor dollars as a basis for allocation. As PSG increases in size, relative to our other two segments, it will continue to be burdened with a higher proportionate share of allocable costs, which will continue to put pressure on margins. However, as we continue to eliminate excess overhead costs, we anticipate further margin improvement.

Nine Months Ended March 27, 2015 compared to the Nine Months Ended March 28, 2014

Gross revenue for the first nine months of fiscal year 2015 was $17.2 million, an increase of 88% compared to $9.1 million during the first nine months of the last fiscal year. This increase was the result of a $12.6 million revenue contribution by JMWA partially offset by a $4.5 million decline in revenue from our historical PSG business resulting from the decline in our historical PSG contract positions largely due to the continued shift of more contract solicitations to businesses that qualify for small business programs.

Gross profit for the first nine months of fiscal year 2015 was $1.9 million, an increase of 75% compared to $1.1 million in the first nine months of the last fiscal year. JMWA contributed approximately $9.7 million in additional expenses during the quarter and, due to the increase in direct labor as a result of the acquisition of JMWA, PSG had a larger proportionate share of allocable costs because our cost allocation methodology uses direct labor dollars as a basis for allocation resulting a decline in our gross profit margin.

Liquidity and Capital Resources

Our working capital as of March 27, 2015 was approximately $22.3 million compared to working capital at June 27, 2014 of $24.1 million. This decrease was primarily due to the decrease in cash as a result of the use of approximately $7.0 million of cash to pay a portion of the JMWA purchase price at the beginning of fiscal year 2015. We utilized our revolving line of credit during the third quarter to fund daily business operations; however, we were able to repay all outstanding borrowings as of March 27, 2015. Our current ratio at March 27, 2015 was 1.85 compared to 2.29 at June 27, 2014.

We believe that anticipated cash flows from ongoing operations and the $15.0 million in funds available from our revolving line of credit facility will be sufficient to meet our ongoing liquidity needs. Our expected capital requirements for the remainder of fiscal year 2015 are approximately $0.5 million. These capital expenditures will be used primarily for upgrades to maintain our existing information technology systems, equipment related to our range management projects, and upgrades to our personal protective equipment manufacturing facility. We have approximately $1.3 million in payments for the remainder of fiscal year 2015 for our term debt. These expenditures will be funded through existing working capital.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Second Modification Agreement dated as of December 23, 2014 among Versar, Inc., certain of Versar’s subsidiaries and United Bank (A)

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (iiv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form 8-K filed with the Commission on December 30, 2014.

(B)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the commission on February 9, 2015.

(C)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the commission on March 3, 2015.

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

Date: May 08, 2015

