Form 10-K
period 2015-06-26
VERSAR INC
filed 2015-09-15
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
June 26, 2015	No. 1-9309

Versar, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 26, 2014 was approximately $20,436,308.

The number of shares of Common Stock outstanding as of September 2, 2015 was 9,815,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and its consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal years 2015 and 2014 included 52 weeks and its fiscal year 2013 included 53 weeks.

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

Business Overview

Versar, Inc. is a Delaware corporation incorporated in 1969. We are a global project management company providing sustainable value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (“ECM”); (2) Environmental Services (“ESG”); and (3) Professional Services (“PSG”). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous materials management.

Fiscal year 2015 delivered record revenues, improved margins, and a return to profitability. We also successfully completed the acquisition and integration of J.M. Waller Associates, Inc. (“JMWA”). JMWA was another strategic acquisition for Versar, as its architectural, design, planning, construction management, environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients has enabled the Company to expand its reach in terms of clients, technical capabilities, and geography. In addition, our balance sheet remains strong reflecting our continued ability to improve liquidity and manage working capital. Although ongoing macro-economic issues continue to be a challenge to our business, we were pleased that the U.S. government released contract funding during our fiscal year that had been previously delayed by the 2014 U.S. government sequestration. Our customers focus on the value of services provided and both the commercial and government sectors are adjusting their needs to the new economic environment of constrained budgets and staffing and as a result are demanding greater productivity and value-oriented solutions from service providers.

Our improved bidding strategies and the enhancement of our capabilities through acquisitions have resulted in a record backlog. However, selling into this new economic environment has required increased emphasis on managing customer risk, whether that risk is related to construction oversight, as is the case with our work in Afghanistan, Iraq, and Kuwait or sustainability risk, as is the case with our commercial and U.S.-based government work. In response to this economic environment, the Company has also undertaken significant investment in business development activities that are designed to provide customized responses to a customer’s value solution and sustainability needs. We continue to invest in new technologies that enable us to streamline processes and increase productivity and we have realized economic and performance benefits from continued efforts to reduce both our fixed and controllable expenses.

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

Business Segments

The company is aligned into three reportable segments: ECM, ESG, and PSG, all of which are described below.

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed further below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several markets that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entails a broad-range of expertise including master planning; land use planning; space utilization studies; requirements definition and scoping; programming; cost estimates; infrastructure and traffic planning; privatization studies, and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.

•	This segment serves federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (“USAF”) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (“USACE”) and project and construction management services for the District of Columbia Courts and commercial customers.

•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives.

•	Versar’s subsidiary Professional Protective Services Limited (“PPS”) is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal and state agencies, as well as commercial customers. Some examples of our work in this area include the following:

•	We support the USACE, USAF, the U.S. Navy (“USN”), and many local municipal entities with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (“AFCEC”).
•	For more than 30 years, Versar has supported the states of Virginia, Maryland, New York, Pennsylvania and Delaware on a variety of complex environmental projects. For example, we have assessed the ecological health and natural resources risk of the Chesapeake Bay for the State of Maryland. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We provide energy feasibility review, measurement, and verification to the State of New York.
•	ESG provides munitions response services at two of the world’s largest ranges including the National Training Center at Fort Irwin, California and one of the largest U.S. Air Force testing and training ranges, Nellis Air Force base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both locations.
•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts requires the development and execution of multi-year environmental remediation programs focused on achieving site-specific performance objectives (outcomes) for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.
•	The Company has expanded its portfolio of clients to include the USN, which has enabled us to increase our Cultural Resources staff by more than five times and double our Natural Resources capabilities.
•	We have supported the U.S. Environmental Protection Agency (“EPA”) for the past 30 years, providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.
•	The acquisition of JMWA in fiscal year 2015 has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4 as well as expand our fence-to-fence services for our U.S. Department of Defense (“DoD”) clients.

PSG

This business segment provides an array of environmental management, planning and engineering services to the DoD installations and to the U.S. Department of Commerce (“DOC”). Versar provides on-site or staff augmentation services that enhance the customer’s mission using subject matter experts who are fully dedicated to accomplishing mission objectives. These services are particularly attractive as the DoD continues its move towards performing more of its core military mission and downsizes its number of personnel. Primarily at the U.S. Army Installation level or DoD Joint Base level (two or more DoD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

•	We provide expert services for the U.S. Army’s Net Zero energy, water, and solid waste programs for several U.S. Army and U.S. Army Reserve installations. Net Zero energy means that the installation produces as much energy/water/solid waste onsite as it uses. Our professionals help establish strategic initiatives, develop implementation plans, conduct outreach, and apply technologies to deliver progress towards site-specific goals and objectives.

•	We provide installation restoration managers under the Defense Environmental Restoration Program to clean landfill and disposal sites throughout the nation.
•	Versar serves the DoD Joint Base communities by providing facility and utilities integration, National Environmental Policy Act considerations, water program management and air quality program management.
•	We provide staff augmentation services ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historical preservation professionals advise government officials regarding the protection of our nation’s cultural resources.
•	We provide biological and physical sciences support to the National Oceanic Atmospheric Administration to ensure efficiencies and accuracies in the lab environment.
•	We provide logistics program management, operations, budgeting, and transportation support to the U.S. Army’s Rapid Equipping Force (REF).
•	We support the U.S. Army Reserve Facilities Program by providing onsite professional services oriented on successful maintenance and operation of facilities and systems at Reserve facilities nationwide.

Revenue Earned by Geographic Location

Our consolidated gross revenue for fiscal year 2015 was $159.9 million, of which approximately $154.8 million was funded with U.S. currency and approximately $5.1 million was derived from our subsidiary in the United Kingdom, Professional Protection Systems, Ltd. (“PPS”), and funded in pounds sterling. Approximately 18% of our fiscal year 2015 revenue was generated in international locations.

Our consolidated gross revenue from continuing operations for fiscal year 2014 was $110.3 million, of which approximately $107.6 million was funded with U.S. currency and approximately $2.7 million of the remainder was derived from PPS, and funded in pounds sterling. Approximately 30% of our fiscal year 2014 business was conducted in international locations.

Our Strategy

Over the past few years, we implemented changes that position Versar to continue to improve profitability. We have established a clear vision for our long-term growth, transformed the management team, invested in and enhanced business development, developed and implemented a clear acquisition strategy, revamped our financial controls with better project management, invested in and improved our human resources function, and continued to reduce and control our costs. We continue to strongly believe that the Company’s capabilities and strengths align well with the future needs and demands of our clients. The federal government continues to fund areas that clearly align with Versar’s program management services – environmental remediation, sustainable firing range utilization/management, ongoing investments in military base efficiencies and renovation, and embracing energy and environmental sustainability at U.S. facilities around the world. The same is true for state and local governments, which are increasing expenditures on infrastructure and environmental remediation. Internationally and commercially, we also see very solid alignment with our capabilities – increased awareness of the environment in lesser developed countries, renewed domestic construction and its associated project issues, increased natural resource extraction infrastructure demands in hazardous regions, as well as the United States’ continued presence in Afghanistan and other parts of the Middle East and South East Asia, as well as its expanded presence in Kuwait.

Specifically, the following four elements are driving our strategy:

•	Profitably execute our current backlog. During fiscal year 2015, we have increased our funded backlog by 57%, to $178.7 million, when compared to the end of the 2014 fiscal year. We continue to aggressively control costs and work schedules through our program management expertise in order to profitably execute our current backlog.

•	Maintain investment in business development to drive future proposal pipeline. Our proposal pipeline is strong and we believe that our proposal efforts will drive a more significant backlog. We continue to invest in proposal training, have developed a client account manager program, and acquired and expanded staffing for our proposal support center. We are continually enhancing our business development technology capabilities, from expanding our use of SalesForce©, a customer relationship management tool, to developing document management systems and business evaluation tools. As a result, our pipeline has tripled over the last three fiscal years and we currently have the strongest collection of targeted indefinite delivery / indefinite quantity (“IDIQ”) contract vehicles in Versar’s history.

•	Continue to pursue strategic acquisitions in attractive mergers and acquisitions market. We have an active acquisition strategy that is focused on expanding our ability to offer our technical services to new geographic areas, new clients, such as the USN and the U.S. Department of State. Experience received through the successful acquisitions and integrations of GMI and JMWA has enabled us to refine our approach and discipline when scrutinizing potential acquisition targets.

•

Attract and retain the best people. In our ongoing efforts to be the premier global project management firm that attracts and retains the best people, we are committed to maintaining strong financial performance, pursuing extraordinary opportunities, and being an exciting place to work. Additionally, we emphasize the importance of community involvement through our support of the Wounded Warriors Run, the U.S. Marine Corp 10K race, and our “Adopt-a-Stream” annual clean-up as part of our on-going sustainability efforts.

Competition

We face substantial competition in each line of business in which we operate as these areas remain crowded and price sensitive. Our competitors are often larger and have greater financial resources, requiring Versar to be selective in our business development and sales efforts and more adept in developing strategic partnerships to enhance our competitive advantages. Conversely, we continue to see an increase in the number of “lowest priced, technically acceptable” bids being won and a continued shift in contract solicitations to companies that qualify as small businesses. However, we believe that our size and diversified service offerings, relative to the smaller, niche companies with which we compete, provide us with a competitive advantage that allows us to capture some of the work targeted for smaller companies.

Our business segments, consisting of ECM, ESG, and PSG, reflect a mix of services that will provide financial stability, while continuing to enable growth into the future. Additionally, the combination of our core capabilities is an important selling feature as customers often seek a single source to meet their needs. We believe that we are competitive among the firms that provide both environmental health and safety/risk assessment and engineering design and construction capability in one package due to our established relationships with a broad spectrum of teaming partners. Our acquisition of JMWA has increased the depth and scope of our customer base to include the EPA and the General Service Administration (“GSA”), as well as expanded the services we provide to the U.S. Army, USAF, and USN. We believe our recent contract wins demonstrate marketplace recognition of our unique portfolio of solutions. We are actively pursuing customers that require these combined services as we leverage our capabilities into the changing economic environment.

We continue to adjust our pricing structure to ensure that we remain competitive across all business segments, while remaining conscious of the need to drive overall corporate profitability. Similarly, we are concentrating our business development efforts on maximizing our return on investment through expanding support for existing customers, developing tasks under existing contracts, and collaborating with firms that need our specialized expertise.

Backlog

We report “funded” backlog, which represents orders for goods and services for which we have received firm contractual commitments. Based on past experience, the Company believes that approximately 90% of funded backlog will be performed in the succeeding twelve to eighteen-month period. However, no assurance can be given that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts may not calculate backlog in the same manner we do, as their calculations may be based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of June 26, 2015, funded backlog was approximately $179 million, an increase of approximately 57% compared to approximately $114 million of funded backlog at the end of the fiscal year 2014. This increase reflects a significant portion of the $98.3 million task order award at Dover Air Force Base, the award of several other large long-term contracts, and the backlog contributed by JMWA. The Company believes that this high level of funded backlog is indicative of the high quality proposals that were developed as a result of proposal preparation, staff training and business development investments over the past several years.

Our proposal pipeline is strong with multiple large long-term contract proposals awaiting awards that hold the possibility for further increasing our backlog. We believe we will be able to further increase our backlog as a result of our continued strong proposal efforts and pipeline.

Employees

At June 26, 2015, we had 556 employees, of which 75% are engineers, scientists, and other professionals.  71% of our professional employees have a bachelor’s degree, 33% have a master’s degree, and 3% have a doctorate degree.

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

In addition, our line of credit requires that we comply with certain financial ratios and levels, such as a minimum tangible net worth and a minimum current ratio. It is possible that such covenants may adversely impact our ability to finance our future operations or utilize the capital required to pursue available business opportunities. Additionally, failure to comply with any of these covenants could lead to a default under our line of credit, which could result in an acceleration of indebtedness and prevent us from having access to the line of credit for future borrowings to fund our cash and working capital needs.

We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.

Contracts with agencies of the United States government and various state and local governments represented approximately 97% of our revenue in fiscal year 2015, with 3% of our revenue coming from commercial sources. Therefore, the success of our business is materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by those serving the general commercial sector. Among these risks are:

•	a competitive procurement process with no firm schedule or guarantee of contracts being awarded;

•	competitive pricing pressure that may require cost reductions in order to realize revenue under contracts;

•	award of work to competitors due primarily to policy reasons;

•	dependence on congressional and state appropriations and administrative allotment of funds;

•	policies and regulations that can be readily changed by governing bodies;

•	competing political priorities and changes in the political climate regarding funding and operations of the services;

•	shifts in buying practices and policy changes regarding the use of contractors;

•	changes in and delays or cancellations of government programs or requirements;

•	government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and

•	many contracts with U.S. government agencies require annual funding and may be terminated in the agency’s sole discretion.

The U.S. government contracting laws provide that the U.S. government can do business only with responsible contractors. Accordingly, U.S. government agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.

A reduction or shift in spending priorities by U.S. government agencies could limit or eliminate the continued funding of our existing government contracts or awards of new contracts or new task orders under existing contracts. Any such reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Inability of the legislative and executive branches of the federal government to agree on a budget for key agencies or to enact appropriations in a timely manner has the in past delayed, and may in the future delay, the award of contracts. These delays, if significant, could have a material adverse effect on our business.

Our government contracts are subject to audit and potential reduction of costs and fees.

Contracts with the U.S. government and many other state and local governmental agencies are subject to audit by governmental agencies, which could result in the disallowance of certain costs and expenses. These audits can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were unwarranted, allowable, or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

As a government contractor, we are subject to a number of procurement laws and regulations, violation of which could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We must comply with federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. Even though we take significant precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm. Loss of our status as an eligible government contractor would have a material adverse effect on our business.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with U.S. government agencies that have such policies, we must decide, at times with incomplete information, whether to participate in a particular business opportunity when doing so could preclude us from participating in a related procurement at a future date. We have, on occasion, declined to bid on certain projects because of actual or perceived conflicts of interest. We will continue to encounter such conflicts of interest in the future, which could cause us to be unable to secure key contracts with U.S. government customers.

Robust enforcement of environmental regulations is important to our financial success.

Our business is materially dependent on the continued enforcement by local, state and federal governments of various environmental regulations. From time to time, depending on changed enforcement priorities, local, state and federal agencies modify environmental clean-up standards to promote economic growth and to discourage industrial businesses from relocating. Any relaxation in environmental and compliance standards could impact our ability to secure additional contracting work with such agencies or with other federal agencies that operate or manage contaminated property. Further, in a period of relaxed environmental standards, private industry may be less willing to allocate funds to consulting services designed to prevent or remediate environmental problems.

Many of our U.S. government customers procure goods and services through ID/IQ, government wide acquisition contract (“GWAC”) or GSA Schedule contracts under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through ID/IQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressures, requiring us to make sustained efforts following the initial contract award to obtain ongoing awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Any failure by the Company to compete effectively in this procurement environment could harm our business, financial condition, operating results and cash flows and our ability to meet our financial obligations.

If we fail to recover at-risk contract costs, we may have reduced fees or losses.

We are at risk for any costs incurred before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. While such costs are typically associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals or that they will pay us for all our related at-risk costs. If unrecovered at-risk costs are significant, we may experience a decline in contract margins or experience losses on certain contracts or in certain periods, resulting in reduced profitability.

We could face potential liability for failure to properly design remediation.

Part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if a person claims that we did, we could face expensive litigation and potential settlement costs. If we fail to successfully defend against such a lawsuit, it could have a material adverse effect on our business.

Environmental laws and regulations and our use of hazardous materials may subject us to significant liabilities.

Our operations are subject to U.S. federal, state and local environmental laws and regulations, as well as environmental laws and regulations in the various countries in which we operate. We are also subject to environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of regulated substances and waste products, such as radioactive, biochemical or other hazardous materials and explosives. We may incur substantial costs in the future because of modifications to current laws and regulations, new laws and regulations, new guidance or new interpretation of existing laws or regulations, violations of environmental laws or required operating permits, or discovery of previously unknown contamination. Incurring such additional costs could have a material adverse effect on our business.

Our failure to properly manage projects may result in additional costs or claims.

Our engagements regularly involve complex and lengthy projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the projects and deploy appropriate resources in a timely manner. If we miscalculate the resources or time required to complete those projects with capped or fixed fees, our operating results could be adversely affected. Further, any defects or errors, or failures to meet our client’s expectations, could result in claims for damages against us.

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage.

Our services involve significant risks of professional and other liabilities that may exceed the fees we derive from performance. Our business activities could expose us to potential liability under various laws and regulations and under federal and state workplace health and safety regulations. In addition, we sometimes may assume liability by contract under indemnification agreements. Given the varied nature of our many agreements, we are not able to predict the magnitude of any such liabilities.

We obtain insurance from third party carriers to cover our potential risks and liabilities. However, it is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.

We are exposed to risks associated with operating internationally.

A significant portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;
•	compliance with the U.S. Foreign Corrupt Practices Act;
•	compliance with the U.K Bribery Act;
•	compliance with the anti-corruption laws of other jurisdictions in which we operate;
•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;
•	contract award and funding delays;
•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from foreign local business practices and cultural considerations; and
•	potential military conflicts, civil strife and political risks.

While we have and will continue to adopt and implement measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our business.

Certain regions in which we operate are highly politically unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. We are required to increase compensation to our personnel as an incentive to deploy them to many of these regions. To date, we have been able to recover such costs under our contracts, but we may not be able to do so in the future. To the extent that we are unable to transfer such increased costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services we provide using military personnel.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

From time to time, we enter joint venture agreements and other contractual arrangements with partners to jointly bid on and execute certain projects. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfy their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on such projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

We operate in highly competitive industries.

The markets for many of our services are highly competitive. There are numerous professional architectural, engineering, construction management, and environmental consulting firms, and other organizations that offer many of the same services offered by us. We compete with many companies that have greater resources than us and we cannot provide assurance that such competitors will not substantially increase the resources they devote to those businesses that compete directly with our services. Competitive factors considered by clients include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.

Our growth strategy includes acquisitions of other businesses, which may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.

In addition to internal or organic growth, our current strategy involves growth through acquisitions of complementary businesses, as well as growth from acquisitions that would diversify our current service offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy, as we may be unable to identify suitable acquisition candidates, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could significantly enhance the Company’s competitive position. Although it is our general objective only to acquire those companies which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions will require integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potential dilution of the Company’s securities. Consummation of acquisitions may subject the Company to unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us. We may not realize the full anticipated benefit of any acquired business that has operated as a small business (as determined by the Small Business Administration based upon the North American Industry Classification Systems) if following their acquisition by us certain of their contracts are revoked or not renewed because they fail to continue to maintain small business status.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse macroeconomic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. In particular, if the U.S. government changes its operational priorities in Iraq and/or Afghanistan, reduces the DoD Operations and Maintenance budget, or reduces funding for Department of State initiatives in which we participate, our business, financial condition and results of operations could be severely affected.

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly and annual revenues, expenses and operating results have and may continue to fluctuate significantly because of a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the U.S. government, and the spending patterns of our private sector clients;

•	the hiring and utilization rates of employees in the United States and internationally;

•	the number and significance of client engagements commenced and completed during the period;

•	the delays incurred in connection with an engagement because of weather or other factors;

•	the ability to work within foreign countries’ regulations, tax requirements and obligations;

•	the business, financial, and security risks related to working in foreign countries;

•	the ability of clients to terminate engagements without penalties;

•	the creditworthiness and solvency of clients;

•	the size and scope of engagements;

•	the delay in federal, state and local government procurements;

•	the ability to perform contracts within budget or contractual limitations;

•	the timing of expenses incurred for corporate initiatives;

•	any threatened or pending litigation matters;

•	periodic reductions in the prices of services offered by our competitors;

•	the likelihood of winning the re-bids of our existing large government contracts;

•	the general economic and political conditions;

•	the loss of a major contract or the shutdown of a major program;

•	the volatility of currencies in foreign countries; and

•	our ability to integrate any acquisition or the ability of an acquired business to continue to perform as expected.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses and have a material adverse effect on our stock price.

We are highly dependent on key personnel and our business could suffer if we fail to continue to attract, train and retain skilled employees.

Our business is managed by a number of key management and operating professional personnel. The loss of key personnel could have a material adverse effect on our business.

Availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Even in the current economic climate, competition in our industry for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Competition for experienced personnel, particularly in highly specialized areas, has occasionally made it more difficult for us to timely meet all our staffing needs. We cannot be certain that we will be able to continue to attract and retain required staff. Any failure to do so could have a material adverse effect on our business, financial condition, operating results and our ability to meet our financial obligations. Failure to recruit and retain a sufficient number of such employees could adversely affect our ability to maintain or grow our business. Some of our contracts require us to staff a program with personnel that the customer considers key to successful performance. If we cannot provide such personnel or acceptable substitutes, the customer may terminate the contract, and we may be unable to recover our costs.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies that can occur rapidly in our core business segments. We may incur significant expenses updating our technologies, which could have a material adverse effect on our margins and results of operations. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Our employees may engage in misconduct or other improper activities, which could harm our business.

Like all companies, we face the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us. Negative press reports regarding employee misconduct could harm our reputation with the government agencies with which we work. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, our future revenues and growth prospects would be adversely affected. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

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

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C.  Versar currently leases 40,507 square feet from Springfield Realty Investors, LLC.  The rent is subject to a two percent escalation per year through December 31, 2021.

As of June 26, 2015, we had under lease an aggregate of approximately 152,000 square feet of office and manufacturing space in the following locations (parenthetical reference of business segments using space): Dulles (ECM), Springfield (all segments), Hampton (ESG), VA; Chandler, AZ (ESG); Westminster, CO (all segments); Atlanta, GA (ESG and PSG); Aiea, HI (ECM); Boise, ID (ESG); Columbia (ESG), and Germantown, MD (ESG); Charleston, SC (ESG); San Antonio and El Paso, TX (ESG); Clark Air Force Base (ECM), Clark Air Force Base (ECM), the Republic of Philippines; Milton Keynes, U.K. (ECM and ESG); and Abu Dhabi (ECM and ESG), United Arab Emirates.  The lease terms primarily range from two to six years.

Item 3. Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of any current ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of Versar, their ages as of September 15, 2015, their current offices or positions and their business experience for at least the past five years are set forth below.

NAME	AGE	POSITION(S) WITH THE COMPANY

Anthony L. Otten	59	Chief Executive Officer

Jeffrey A. Wagonhurst	67	President and Chief Operating Officer

Cynthia A. Downes	54	Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer

James D. Villa	52	Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer

Linda McKnight	66	Senior Vice President of Business Development

Rob Biedermann	54	Senior Vice President of Engineering and Construction Management

Wendell Newton	57	Senior Vice President of Professional Services

Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (“CEO”) in February of 2010. Prior to becoming CEO, he had served on Versar's Board of Directors for two years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2011, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a Bachelor of Science degree from the Massachusetts Institute of Technology and a Masters in Public Policy from Harvard’s Kennedy School of Government. Mr. Otten is an outside member of the board for Orion Energy Systems, Inc. (NASDAQ: OESX).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE MKT (formerly NYSE Amex) under the symbol VSR. At September 2, 2015, the Company had 894 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE MKT during fiscal years 2015 and 2014 are presented below.

Fiscal Year 2015	High	Low

4th Quarter	4.45	3.06
3rd Quarter	3.60	2.96
2nd Quarter	7.84	2.69
1st Quarter	4.10	3.06

Fiscal Year 2014	High	Low

4th Quarter	4.08	3.13
3rd Quarter	5.10	3.60
2nd Quarter	5.17	4.08
1st Quarter	5.65	4.03

No cash dividends have been paid by Versar since it began public trading its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our primary bank for the payment of any dividends. We have established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar and its affiliates. Currently, there is one stock incentive plan, which was previously approved by the stockholders: the 2010 Stock Incentive Plan. We do not maintain any equity compensation plans not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-	-	539,935

The graph below matches Versar, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of (i) the S&P 500 index and (ii) a customized peer group of five companies comprised of Aecom Technology Corp., Arcadis, NV, Ecology & Environment Inc., TRC Companies Inc. and URS Corp. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/30/2010 to 6/30/2015.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Unless otherwise specifically noted, all years refer to our fiscal years which ended on June 26, 2015, June 27, 2014 and June 28, 2013.

Financial Trends

Our business performance is affected by the overall level of U.S. Government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could have a material adverse effect our business.

On February 2, 2015, the President delivered his budget to Congress for the country’s 2016 fiscal year. This budget seeks an increase in defense and non-defense spending, including over $500 billion for the DoD’s annual budget and an additional $51 billion for Overseas Contingency Operations. While the President's fiscal year 2016 budget is in line with projections included in his fiscal year 2015 budget, it is approximately $38 billion more than the current DoD appropriations and $34 billion more than the spending caps provided for in the Budget Control Act (BCA). The Administration and Congress continue to debate the defense budget and strategies to address the BCA’s spending caps. The Temporary Debt Limit Extension Act suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015. On March 16, 2015, the Treasury Department began taking “extraordinary measures” to finance the government. If the debt ceiling is not raised, it is anticipated that the debt ceiling will be reached later this year, which could adversely affect our business with potential delays in contract funding.

In this challenging economic environment, our focus is on those opportunities where the U.S. Government continues funding and which clearly align with Versar’s customers, such as sustainable range management, UXO, PBR, and construction contract management. We also continue to focus on areas that we believe offer attractive enough returns to our clients that they will continue to fund efforts, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and facility upgrades.

We believe that Versar has the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. Our business operates through the following three business segments: ECM, ESG, and PSG. These segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

There are risk factors or uncertainties that could significantly impact our future financial performance. A sample of these risks is listed below. For a complete discussion of these risk factors and uncertainties refer to Item 1A. Risk Factors, herein.

•	We operate in highly competitive industries;

•	A reduction or delay in pending awards by government agencies could adversely affect us;

•	Our inability to win or renew government contracts could adversely affect us;

•	We are exposed to risks associated with operating internationally;

•	Our failure to properly manage projects may result in additional costs or claims;

•	An economic downturn may adversely affect our business;

•	In order to succeed we must stay current with a variety of rapidly changing technologies;

•	We are highly dependent on key personnel;

•	Future acquisitions may not go as expected and may have unexpected costs and consequences; and

•	The government may adopt new contract laws or regulations at any time.

Consolidated Results of Operations

The table below sets forth our consolidated results of continuing operations for the fiscal years ended June 26, 2015, June 27, 2014, and June 28, 2013.

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(dollars in thousands)
GROSS REVENUE	$159,877	$110,280	$102,622
Purchased services and materials, at cost	90,289	55,108	44,070
Direct costs of services and overhead	55,797	46,653	43,244
GROSS PROFIT	$13,791	$8,519	$15,308
Gross Profit percentage	9%	8%	15%

Selling general and administrative expenses	11,003	10,175	9,224
Other operating income	-	(1,596)	(182)
Goodwill Impairment	-	1,381	-
OPERATING INCOME (LOSS)	2,788	(1,441)	6,266

OTHER EXPENSE
Interest income	(2)	(15)	(28)
Interest expense	447	133	86
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	$2,343	$(1,559)	$6,208

Fiscal Year 2015 Compared to Fiscal Year 2014

Gross revenue for fiscal year 2015 was $159.9 million, an increase of 45% compared to $110.3 million during the 2014 fiscal year. JMWA contributed $29.2 million to the increase and our runway project at Dover Air Force Base (“Dover”) contributed an additional $32.0 million. These increases were off-set by a $6.2 million decrease in revenue related to PBR projects within ESG and a $5.5 million decrease in revenue from PSG’s historical business line as a result of the continued shift of contract solicitations to businesses that qualify for small business programs. Additionally, we continue to see declines in revenue from our international operations in Afghanistan and Iraq as the Title II work in that region winds down.

Purchased services and materials for fiscal year 2015 was $90.3 million, an increase of 64% compared to $55.1 million during the 2014 fiscal year. We are the prime contractor on Dover, and, as such, a significant portion of the work is performed by sub-contractors.

Direct costs of services and overhead for fiscal year 2015 were $55.8 million, an increase of 20% compared to $46.7 million during the 2014 fiscal year. Additional costs associated with JMWA were partially offset by the cost savings associated with our internal re-alignment within ESG.

Gross profit from continuing operations for fiscal year 2015 was $13.8 million, an increase of 62% compared to $8.5 million for the 2014 fiscal year. Gross profit contributions from JMWA were $7.1 million. Although we are the prime contractor on the Dover project, with a significant portion of the work performed by sub-contractors, we were still able to improve our gross margin from 8% to 9%. Additionally, we saw margin improvement in our ESG group due to the reduction in contract related overhead expenses as a result of our internal realignment of the ESG organization. However, maintaining the upward trend in gross profit and gross margin continues to be a challenge as our more profitable Title II work in Afghanistan continues to wind down and we expect to be completed during our fiscal year 2016. However, we continue to win and perform new work under our Personal Services Contract for USACE in the region.

Selling, general and administrative expenses for fiscal year 2015 were $11.0 million, or 7% of gross revenue, compared to $10.2 million, or 9% of gross revenue, during the 2014 fiscal year. 2015 included approximately $1.0 million related to integration costs associated with the acquisition of JMWA. Management was able to realize cost savings as the result of internal re-organizations within our business segments.

Operating income from continuing operations for fiscal year 2015 was $2.8 million compared to operating loss of $1.4 million during the 2014 fiscal year. The improvement in to operating income was the result of the items discussed above.

Fiscal Year 2014 Compared to Fiscal Year 2013

Gross revenue for fiscal year 2014 was $110.3 million, an increase of 7% compared to $102.6 million during the 2013 fiscal year. Additional revenue of $13.5 million contributed by GMI was partially offset by decreases in revenue associated with our Title II work in Afghanistan and the completion of several programs within PSG. We experienced a decline in our contract positions within PSG largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs.

Purchased services and materials for fiscal year 2014 was $55.1 million, an increase of 25% compared to $44.0 million during the 2013 fiscal year. We sub-contracted a greater percentage of our services to offer a broader set of capabilities to our clients.

Direct costs of services and overhead for fiscal year 2014 were $46.7 million, an increase of 8% compared to $43.2 million during the 2013 fiscal year. This increase was primarily due to additional costs associated with GMI.

Gross profit from continuing operations for fiscal year 2014 was $8.5 million, a decrease of 44% compared to $15.3 million during the 2013 fiscal year. The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan. In addition, purchased services, as a percentage of contract revenue, increased to 50%, compared to 43% during fiscal year 2013.

Selling, general and administrative expenses for fiscal year 2014 were $10.2 million, an increase of 10% compared to $9.2 million during the 2013 fiscal year. This increase was due to approximately $0.1 million related to integration costs associated with the acquisition of GMI, $0.4 million in reserves related to the shutdown of our Knoxville office, $0.3 million expense as a result of a change in California’s workers compensation classification code, an additional $0.1 million in fourth quarter reserves for doubtful accounts, and $0.1 million related to the acquisition of JMWA shortly after the end of the fiscal year. These increases were partially offset by $0.2 million from management’s continued efforts to control costs, such as rent reductions, updating paid time off policies, and temporary furloughs during fiscal 2014.

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

For the year ended June 27, 2014, we recorded a goodwill impairment charge of $1.4 million due to a decline in the estimated fair value in the ECM reporting unit, attributable to goodwill acquired from acquisitions prior to 2011. (For additional information on these goodwill impairments, see “—Critical Accounting Policies—Goodwill” and Note 6 to our Consolidated Financial Statements included herein).

Operating loss from continuing operations for fiscal year 2014 was $1.4 million compared to operating income of $6.3 million during the 2013 fiscal year. The operating loss was the result of a longer than expected integration of GMI operations that was not accretive in the fiscal year, as well as the factors discussed above. However, the Company had income of $0.3 million from certain operations that were discontinued in fiscal year 2013 as the result of continued collection efforts for past due accounts. This resulted in a net loss of $0.3 million for fiscal year 2014.

Results of Operations by Business Segment

The tables below set forth the operating results for our three business segments for the fiscal years ended June 26, 2015, June 27, 2014, and June 28, 2013.

ECM

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
GROSS REVENUE	$91,111	$52,012	$49,270
Purchased services and materials, at cost	68,159	32,991	24,580
Direct costs of services and overhead	14,922	13,733	12,804
GROSS PROFIT, from continuing operations	$8,030	$5,288	$11,886
Income (Loss) from discontinued operations	-	317	(2,751)
GROSS PROFIT	$8,030	$5,605	$9,135
Gross profit percentage from continuing operations	9%	10%	24%

Fiscal Year 2015 Compared to Fiscal Year 2014

Gross revenue for fiscal year 2015 was $91.1 million, an increase of 75% compared to $52.0 million during the 2014 fiscal year. JMWA contributed $7.0 million to the increase, revenue from Dover contributed approximately the $28.0 million to the increase, and revenue from our UK-based subsidiary, PPS, contributed approximately $2.0 million to this increase. Our Title II work in Afghanistan continues to wind down, though we had originally anticipated completion during our fiscal year 2015.

Gross profit from continuing operations for fiscal year 2015 was $8.0 million, an increase of 52% compared to $5.3 million during the 2014 fiscal year. JMWA contributed $2.3 million to this increase and the remaining increase is directly attributable to the project at Dover Air Force Base. Although we are the prime contractor on the Dover project, with a significant portion of the work performed by sub-contractors, we were able to achieve a gross margin of 9% as the result of efficient project management compared to 10% for fiscal year 2014. As we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see pressure on our gross margins. Lastly, during the first quarter, we recognized a loss of approximately $0.7 million related to a project managed out of our Knoxville office that was inherited through the acquisition of GMI.

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

Gross profit from continuing operations for fiscal year 2014 was $5.3 million, a decrease of 56% compared to $11.9 million during the 2013 fiscal year. The majority of this decrease was due to the reduction in gross profit related to our Title II work in Afghanistan. In addition, purchased services, as a percentage of contract revenue, increased to 63%, compared to 50% during the 2013 fiscal year. Gross profit contributed from our products component in the United Kingdom, PPS, declined as the result of management realignment and associated severance costs.

ESG

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
GROSS REVENUE	$46,620	$46,848	$38,919
Purchased services and materials, at cost	19,666	21,438	16,970
Direct costs of services and overhead	23,287	23,294	19,639
GROSS PROFIT	$3,667	$2,116	$2,310
Gross profit percentage	8%	5%	6%

Fiscal Year 2015 Compared to Fiscal Year 2014

Gross revenue for fiscal year 2015 was $46.6 million, a slight decrease compared to $46.8 million during the 2014 fiscal year. JMWA contributed $6.0 million in revenue, however this increase was off-set by decreases in revenue due to the timing of our PBR projects.

Gross profit for fiscal year 2014 was $3.7 million, an increase of 76% compared to $2.1 million during the 2014 fiscal year. Although revenue was slightly down from the prior fiscal year, we were able to realize a 3 point percentage increase in gross margins of 8%, compared to 5% in the prior fiscal year. We were able to achieve higher margins as the result of a decrease in the amount of work that was performed by sub-contractors, 42% compared to 46% in the prior fiscal year, and by a reduction in contract related overhead expenses. Following the internal re-alignment of ESG’s organization this past spring, we anticipate that we will be able to maintain margins in the higher single digits.

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

Gross profit for fiscal year 2014 was $2.1 million, a decrease of 8% compared to $2.3 million during the 2013 fiscal year. This decline in profitability was due to the decrease in direct labor utilization related to GMI as we finalized our integration during the year, as well as the increase, as a percentage of contract revenue, in direct costs of services and overhead during the fiscal year. We incurred an approximate $0.3 million one-time loss associated with a project in Joliet, IL, as well as additional costs associated with one of our client’s inability to pay their outstanding receivables.

PSG

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
GROSS REVENUE	$22,146	$11,420	$14,433
Purchased services and materials, at cost	2,464	679	2,520
Direct costs of services and overhead	17,588	9,626	10,801
GROSS PROFIT	$2,094	$1,115	$1,112
Gross profit percentage	9%	10%	8%

Fiscal Year 2015 Compared to Fiscal Year 2014

Gross revenue for fiscal year 2015 was $22.1 million, an increase of 94% compared to $11.4 million during the 2014 fiscal year. This increase was directly attributable to the $16.2 million contributed by JMWA, off-set by a $5.5 million decrease in revenue from historical business lines. Although we continue to see a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs, we continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects.

Gross profit for fiscal year 2015 was $2.1 million, an increase of 88% compared to $1.1 million during the 2014 fiscal year. This increase was the direct result of the contribution of JMWA.

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

Gross profit for fiscal year 2014 was relatively flat at $1.1 million compared to the 2013 fiscal year.

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue from continuing operations generated from our client base is as follows:

	Years Ended
	June 26, 2015		June 27, 2014		June 28, 2013
		(in thousands)
Government
DoD	129,305	81%	86,039	78%	85,836	84%
State and Local	7,249	5%	8,573	8%	7,236	7%
EPA	6,457	4%	1,593	1%	1,808	2%
Other	11,552	7%	6,314	6%	3,081	3%
Commercial	5,314	3%	7,761	7%	4,661	5%
Gross Revenue	159,877	100%	110,280	100%	102,622	100%

Liquidity and Capital Resources

Our working capital as of June 26, 2015 was approximately $23.1 million, a decrease of $0.9 million compared to the prior fiscal year. A significant factor contributing to this change in working capital is the timing of collecting receivables, and the corresponding payment to our sub-contractors, attributable to our work at Dover. Our current ratio, defined as current assets divided by current liabilities, at June 26, 2015 was 1.54 compared to 2.29 from the prior fiscal year.

As discussed in Note 12– Debt of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K, we have a line of credit facility with United Bank. We cumulatively borrowed and repaid $20 million on the line of credit during fiscal year 2015 and did not draw on the line during fiscal year 2014.

As noted above, on July 1, 2014, we acquired JMWA. The acquisition price of $13 million was paid in cash and with seller notes in the principal amount of $6 million. At June 26, 2015, the outstanding aggregate principal balance of the notes was $5.1 million.

We believe that our cash balance of $2.1 million at the end of fiscal year 2015, along with anticipated cash flows from operations and availability under our line of credit, will be sufficient to meet our working capital and liquidity needs during the next fiscal year. Capital requirements for fiscal year 2015 were approximately $0.8 million, used primarily for annual hardware and software purchases to maintain our existing information technology systems. We anticipate our discretionary capital requirements for fiscal year 2016 will be approximately $1.0 million.

Our current growth strategy involves growth through acquisitions of complementary businesses, as well as businesses that would diversify our current service offerings. In order to fund future acquisitions, we may need to supplement our existing working capital and borrowing capacity under our line of credit with additional financing in the form of debt or equity. There can be no assurance that additional funding will be available in a timely manner on terms acceptable to us or at all when acquisition opportunities arise.

Contractual Obligations

At June 26, 2015, we had total contractual obligations of approximately $18.5 million, including short-term obligations of approximately $4.7 million. The short-term obligations will become due over the next twelve months (fiscal year 2016). Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisition of JMWA. The table below specifies the total contractual payment obligations as of June 26, 2015.

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Lease obligations	$12,850	$3,207	$4,831	$3,224	$1,588
Notes Payable to sellers	5,090	1,266	2,729	1,095	-
Estimated interest obligations	524	231	266	27	-
Total contractual obligations	$18,464	4,704	7,826	4,346	1,588

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

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award.  All of the Company's equity awards granted to employees in fiscal years 2015, 2014, and 2013 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the Black-Scholes pricing model.

Net deferred tax asset: We have approximately $1.8 million in net deferred tax assets as of June 26, 2015, for continuing operations. These deferred tax assets are comprised of tax benefits associated with accrued expenses, reserves and employee benefits and are offset against deferred tax liabilities related to depreciation and amortization. We expect these net deferred tax assets to be fully utilized except for net operating loss carry-forwards from our Philippine branch in the amount of $0.1 million. We maintain a valuation allowance of approximately $0.8 million.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe the carrying value of our long-lived assets as of June 26, 2015 are fully recoverable.

Goodwill: During fiscal year 2015, the Company changed the goodwill impairment assessment date from the last day of the fiscal year to the first day of the fourth quarter of the fiscal year, or March 28, 2015. Management determined that performing the assessment prior to the close of the fiscal year provided the external valuation firm, the independent external auditors, and the Company with sufficient time to generate, review, and conclude on the valuation analysis results. At the close of fiscal year 2015, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present. The carrying value of goodwill at June 26, 2015 and June 27, 2014 was $16.1 million and $8.1 million, respectively. The goodwill balances were principally generated from our acquisition of JMWA during fiscal year 2015, GMI during fiscal year 2014, Charron during fiscal year 2012, and the acquisitions of PPS and Advent Environmental, Inc. during fiscal year 2010. To conduct the annual goodwill impairment analysis, management, with the assistance of an external valuation firm, estimated the fair value of each reporting unit using a market-based valuation approach based on guideline public company data.

The carrying value of goodwill at June 26, 2015 and June 27, 2014 was $16.4 million and $8.1 million, respectively. The goodwill balances were principally generated from our acquisition of JMWA during fiscal year 2015, GMI during fiscal year 2014, Charron during fiscal year 2012, and the acquisitions of PPS and Advent Environmental, Inc. during fiscal year 2010. To conduct the annual goodwill impairment analysis, management, with the assistance of an external valuation firm, estimated the fair value of each reporting unit using a market-based valuation approach based on guideline public company data.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Our external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation analysis methodology adjusted the value of the reporting units by including a premium for control, or market participant acquisition premium (“MPAP”). The MPAP reflects the capitalized benefit of reducing the Company’s operating costs. These costs are associated with the Company’s public reporting requirements. The adjustment assumes an acquirer could take the Company private and eliminate these costs.

For the year ended June 26, 2015, we concluded that there was no indication of impairment to the Company’s recorded goodwill balance.

Intangible assets: The net carrying value of our intangible assets at June 26, 2015 and June 27, 2014 was $4.6 million and $2.9 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 15 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions. We believe that our intangible assets were not impaired during fiscal years 2015 or 2014.

Impact of Inflation

We protect ourselves from the effects of inflation. The majority of contracts we perform are for a period of a year or less and are firm fixed price contracts. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

We have the following three business segments: ECM, ESG, and PSG. Additional details regarding these segments are contained in Note 2 - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to interest rate risk and other relevant market risk is not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 26, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(2) (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of June 26, 2015 and June 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

McLean, Virginia

September 15, 2015

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	June 26, 2015	June 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,109	$9,674
Accounts receivable, net	57,171	25,983
Inventory, net	1,188	1,294
Prepaid expenses and other current assets	1,540	1,303
Deferred income taxes	1,366	2,254
Income tax receivable	2,373	2,325
Total current assets	65,747	42,833
Property and equipment, net	2,084	2,389
Deferred income taxes, non-current	414	533
Goodwill	16,066	8,073
Intangible assets, net	4,643	2,930
Other assets	252	1,003
Total assets	$89,206	$57,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,852	$11,272
Accrued salaries and vacation	3,332	2,912
Other current liabilities	1,114	3,568
Notes payable, current	2,313	958
Total current liabilities	42,611	18,710
Notes payable, non-current	5,835	156
Other long-term liabilities	1,390	1,110
Total liabilities	49,836	19,976

Commitments and contingencies
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized; 10,128,923 shares issued and 9,805,082 shares outstanding as of June 26, 2015, 10,012,885 shares issued and 9,708,107 shares outstanding as of June 27, 2014.	101	100
Capital in excess of par value	30,798	30,393
Retained earnings	10,439	9,032
Treasury stock, at cost	(1,460)	(1,396)
Accumulated other comprehensive loss	(508)	(344)
Total stockholders' equity	39,370	37,785
Total liabilities and stockholders' equity	$89,206	$57,761

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013

GROSS REVENUE	$159,877	$110,280	$102,622
Purchased services and materials, at cost	90,289	55,108	44,070
Direct costs of services and overhead	55,797	46,653	43,244
GROSS PROFIT	13,791	8,519	15,308

Selling, general and administrative expenses	11,003	10,175	9,224
Other operating income	-	(1,596)	(182)
Goodwill impairment	-	1,381	-
OPERATING INCOME (LOSS)	2,788	(1,441)	6,266

OTHER EXPENSE
Interest income	(2)	(15)	(28)
Interest expense	447	133	86
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	2,343	(1,559)	6,208

Income tax expense (benefit)	936	(1,043)	2,079

NET INCOME (LOSS) from continuing operations	$1,407	$(516)	$4,129
Income from discontinued operations, net of tax	-	182	(1,726)
NET INCOME (LOSS)	1,407	(334)	2,403
NET INCOME (LOSS) PER SHARE-BASIC and DILUTED
Continuing operations	$0.14	$(0.05)	$0.43
Discontinued operations	-	0.02	(0.18)
NET INCOME PER SHARE-BASIC and DILUTED	$0.14	$(0.03)	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,771	9,663	9,500
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,771	9,663	9,510

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
COMPREHENSIVE INCOME (LOSS)
Net income (Loss)	$1,407	$(334)	$2,403
Foreign currency translation adjustments	(164)	31	182
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,243	$(303)	$2,585

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended June 26, 2015, June 27, 2014, and June 28, 2013

(in thousands)

	Common Stock		Capital in Excess of	Retained	Treasury			Total
	Shares	Amount	Par Value	Earnings	Shares	Amount	COL	SE

Balance at June 29, 2013	9,850	99	29,758	9,366	(270)	(1,224)	(375)	37,625
Exercise of stock options	31	-	99	-	-	-	-	99
Restricted stock units	132	1	502	-	-	-	-	503
Treasury stock	-	-	-	-	(35)	(172)	-	(172)
Tax shortfall in exercise of stock options	-	-	34	-	-	-	-	34
Net loss	-	-	-	(334)	-	-	-	(334)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	31	31
Balance at June 27, 2014	10,013	$100	$30,393	$9,032	(305)	$(1,396)	$(344)	$37,785
Restricted stock units	116	1	405	-	-	-	-	406
Treasury stock	-	-	-	-	(19)	(64)		(64)
Net Income	-	-	-	1,407	-	-	-	1,407
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(164)	(164)
Balance at June 26, 2015	10,129	$101	$30,798	$10,439	(324)	$(1,460)	$(508)	$39,370

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income (loss)	$1,407	$(334)	$2,403

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,566	1,973	1,741
Loss on sale of property and equipment	59	34	263
Change in contingent notes	-	(1,590)	-
(Recovery) provision for doubtful accounts receivable	(27)	(886)	61
Loss on life insurance policy cash surrender value	(35)	(63)	(39)
Deferred income taxes expense (benefit)	1,008	(913)	79
Share based compensation	405	502	424
Goodwill impairment	-	1,381	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26,239)	10,682	(3,805)
Increase in income tax receivable	-	-	(2,441)
(Increase) decrease in prepaid and other assets	(344)	356	861
Decrease in inventories	7	64	206
Increase (decrease) in accounts payable	23,013	(2,190)	5,373
Decrease in accrued salaries and vacation	(938)	(130)	(81)
Decrease in income tax payable	(15)	(141)	-
Decrease in other assets and liabilities	(705)	(1,998)	(3,563)
Net cash provided by operating activities	162	6,747	1,482

Cash flows from investing activities:
Purchase of property and equipment	(839)	(971)	(357)
Payment for JMWA acquisition, net of cash acquired	(7,164)	-	-
Payment for GMI acquisition, net of cash acquired	-	(2,788)	-
Payment for Charron acquisition, net of cash acquired	-	-	(298)
Premiums paid on life insurance policies	(23)	(23)	(42)
Proceeds received on life insurance policies	835	-	-
Proceeds from sale of property and equipment	-	-	102
Net cash used in investing activities	(7,191)	(3,782)	(595)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	99	289
Borrowings on line of credit	19,943	-	-
Repayments on line of credit	(19,943)	-	-
Loan for JMWA Purchase	4,000	-	-
Repayment of Loan for JMWA Purchase	(1,189)	-	-
Earn-out obligation payments for PPS and Advent	-	-	(250)
Repayments of notes payable	(3,559)	(2,045)	(334)
Purchase of treasury stock	(64)	(171)	(58)
Net cash used in financing activities	(812)	(2,117)	(353)

Effect of exchange rate changes on cash and cash equivalents	276	98	182
Net (decrease) increase in cash and cash equivalents	(7,565)	946	716
Cash and cash equivalents at the beginning of the period	9,674	8,728	8,012
Cash and cash equivalents at the end of the period	$2,109	$9,674	$8,728
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with JMWA acquisition	$6,000	$-	$-
Promissory notes-payable issued in connection with GMI acquisition	$-	$1,250	$-
Cash paid for interest	$429	$133	$86
Cash paid for income taxes	$48	$254	$1,964

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969, is a global project management firm that provides sustainable value oriented solutions to government and commercial clients. Versar, Inc. also provides tailored and secure solutions in extreme environments and offer specialized abilities in staff augmentation, performance based remediation, and hazardous material management. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The Company operates within three business segments as follows: (1) Engineering and Construction Management (“ECM”), (2) Environmental Services (“ESG”), and (3) Professional Services (“PSG”). Refer to Note 2 - Business Segments for additional information. The Company’s fiscal year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal years 2015 and 2014 included 52 weeks and its fiscal year 2013 included 53 weeks.

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

Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award.  The Company's recent equity awards have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant.  Share-based compensation expense for stock options is calculated on the date of grant using the Black-Scholes pricing model to determine the fair value of stock options. Compensation expense is then recognized ratably over the requisite service period of the grants.

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

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share:

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
Weighted average common shares outstanding-basic	9,771	9,663	9,500
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-	10
Weighted average common shares outstanding-diluted	9,771	9,663	9,510

For fiscal year 2013, options to purchase approximately 10,000 shares of common stock were included in the computation of diluted net income per share. For fiscal year 2014, there were options to purchase approximately 43,000 shares of common stock, however, due to the net loss, there was no impact to dilution. We had no such options in fiscal year 2015.

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

Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes its long-lived assets as of June 26, 2015 are fully recoverable.

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The carrying value of goodwill at June 26, 2015 and June 27, 2014 was $16.1 million and $8.1 million, respectively. The goodwill balances were principally generated from our acquisition of JMWA during fiscal year 2015, GMI during fiscal year 2014, Charron during fiscal year 2012, and PPS and Advent Environmental, Inc. during fiscal year 2010. To conduct the annual goodwill impairment analysis, management, with the assistance of an external valuation firm, estimated the fair value of each reporting unit using a market-based valuation approach based on comparable public company data (see Note 6 for results).

Other intangible assets: The net carrying value of intangible assets at June 26, 2015 and June 27, 2014 was $4.6 and $2.9 million, respectively. The intangible assets accumulated from acquisitions include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 15 year useful life. The Company is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. The Company concluded that the intangible assets were not impaired during fiscal years 2015 and 2014.

Treasury stock: The Company accounts for treasury stock using the cost method. There were 323,841 and 304,778 shares of treasury stock at historical cost of approximately $1.5 million and $1.4 million at June 26, 2015 and June 27, 2014, respectively.

Foreign Currency Translation and Transactions: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Other Comprehensive Income (Loss) within the Company’s Consolidated Statements of Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At June 26, 2015 and June 27, 2014, the Company had cash held in foreign banks of approximately $0.8 million. At June 26, 2015 and June 27, 2014, the Company had net assets held in the United Kingdom of approximately $0.3 million.

Fair value of Financial Instruments: The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. The carrying value of the Company’s debt approximates its fair value based upon the quoted market price offered to the Company for debt of the same maturity and quality.

Commitments and Contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including Accounting Standards Codification (ASC) No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a specific point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. The Company is currently evaluating both methods of adoption, as well as the potential effect ASU 2014-09 will have on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Sub Topic 835-30) The Amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter.  Early application is permitted.  The Company does not believe the adoption of this guidance will have a significant impact on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2015-05 will have on its consolidated financial statements.

Other accounting standards updates effective after June 26, 2015, are not expected to have a material effect on the Company’s consolidated financial position or its annual results of operations and cash flows.

NOTE 2 - BUSINESS SEGMENTS

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

Summary financial information for the Company’s business segments from continuing operations is as follows:

	For the Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
GROSS REVENUE
ECM	$91,111	$52,012	$49,270
ESG	46,620	46,848	38,919
PSG	22,146	11,420	14,433
	$159,877	$110,280	$102,622

GROSS PROFIT (a)
ECM	$8,030	$5,288	$11,886
ESG	3,667	2,116	2,310
PSG	2,094	1,115	1,112
	$13,791	$8,519	$15,308

Selling, general and administrative expenses	11,003	10,175	9,224
Other operating income	-	(1,596)	(182)
Goodwill Impairment	-	1,381	-
OPERATING INCOME (LOSS)	$2,788	$(1,441)	$6,266

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis. During fiscal year 2015, the Company’s management changed the method of allocating business development ("BD") costs to the reportable segments in order to refine the information used by our Chief Operating Decision Maker (“CODM”). The new methodology allocates BD costs to the selling, general, and administrative expense line, while the old methodology allocated BD costs to contract costs. The presentation for fiscal years 2014 and 2013 have been reclassified to conform to fiscal year 2015 presentation. Approximately $1.8 million and $1.6 million has been recast from contract costs to selling, general, and administrative expenses for the years ended June 27, 2014 and June 28, 2013, respectively.

	As of
	June 26, 2015	June 27, 2014
	(in thousands)
ASSETS

ECM	$35,925	$43,699
ESG	47,347	13,178
PSG	5,934	884
Total Assets	$89,206	$57,761

NOTE 3 - ACQUISITIONS

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

The purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the July 1, 2014 acquisition date. Goodwill has been allocated between our ECM, ESG, and PSG segments based on a percentage of segment specific JMWA revenue dollars for fiscal year 2015. Goodwill, which in certain circumstances, may be deductible for tax purposes, represents the value in excess of fair market value that the Company paid to acquire JMWA, less identified intangible assets. The Company incurred approximately $0.1 million in transaction costs related to the JMWA acquisition. During fiscal year 2015, the Company recorded measurement period adjustments totaling approximately $1.1 million related to accounts receivable, intangible assets, goodwill, accounts payable, and other liabilities.

Amount
Description	(in thousands)
Cash	$456
Accounts receivable	5,194
Property and equipment	382
Other assets	147
Intangibles	2,833
Goodwill	7,993
Assets Acquired	17,005

Account payable	1,439
Other liabilities	2,566
Liabilities Assumed	4,005

Purchase Price	$13,000

The table below summarizes the unaudited pro forma statements of operations for the fiscal year ended June 27, 2014, assuming the JMWA acquisition had been completed as of the first day of the fiscal year. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company. For the fiscal year ended June 26, 2015, JMWA contributed approximately $29.2 million of revenue and approximately $22.1 of expenses to operations.

	For the Fiscal Year ended June 27, 2014 (in thousands)
	Versar	JMWA	Pro Forma Combined

GROSS REVENUE	$110,280	31,374	141,654
Purchased services and materials, at cost	55,108	4,759	59,867
Direct costs of services and overhead	46,653	20,374	67,027
GROSS PROFIT	8,519	6,241	14,760

Selling, general and administrative expenses	10,175	3,501	13,676
Other operating income	(1,596)	-	(1,596)
Goodwill Impairment	1,381	-	1,381
OPERATING (LOSS) INCOME	(1,441)	2,740	1,299
OTHER EXPENSE
Interest income	(15)	(82)	(97)
Interest expense	133	76	209
INCOME (LOSS) BEFORE INCOME TAXES, from continuing operations	(1,559)	2,746	1,187

Income tax (benefit) expense	(1,043)	1,043	-

NET (LOSS) INCOME from continuing operations	$(516)	1,703	1,187
Income from discontinued operations, net of tax (expense) benefit of $(105)	182	-	182
NET (LOSS) INCOME	$(334)	1,703	1,369

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

NOTE 4 – FAIR VALUE MEASUREMENT

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

As a result of the acquisition of JMWA, the Company is required to report at fair value the assets and liabilities it acquired as a result of the acquisition. The significant valuation technique utilized in the fair value measurement of the assets and liabilities acquired was primarily an income approach used to determine fair value of the acquired intangible assets. Additionally, a market approach and an asset-based approach were used as secondary methodologies. This valuation technique is considered to be Level 3 fair value estimate, and required the estimate of appropriate royalty and discount rates and forecasted future revenues generated by each identifiable intangible asset.

NOTE 5 – DISCONTINUED OPERATIONS

The consolidated financial statements and related footnote disclosures reflect the fiscal year 2013 discontinuation of the Lab, Telecom, and Domestic Products business components in the ECM segment. Income and losses associated with these components, net of applicable income taxes, is shown as income or loss from discontinued operations for all periods presented (excluding quarterly financial data in Note 18). For the year ended June 26, 2015, there was no activity associated with discontinued operations.

Operating results for the discontinued operations for the years ended June 26, 2015, June 27, 2014, and June 28, 2013, were as follows;

	For the Fiscal Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)

Gross Revenues	$-	$-	$2,638
Income (Loss) from discontinued operations	-	317	(2,751)
Provision for income taxes	-	(135)	1,025
Income (Loss) from discontinued operations, net of taxes	$-	$182	$(1,726)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 26, 2015 and June 27, 2014 was $16.1 million and $8.1 million, respectively. The goodwill balances were principally generated from our acquisition of JMWA during fiscal year 2015, GMI during fiscal year 2014, Charron during fiscal year 2012, and PPS and Advent Environmental, Inc. during fiscal year 2010. We had three reporting units at June 26, 2015. The aggregate balance of goodwill increased by $8.0 million and declined by $1.4 million at June 26, 2015 and June 27, 2014, respectively. In connection with the preparation of the fiscal year 2015 financial statements, management conducted a test of the Company’s goodwill as of March 28, 2015. A roll-forward of the carrying value of the Company’s goodwill balance, by business segment, for fiscal years 2015 and 2014 is as follows (in thousands):

	ECM	ESG	PSG	Total
Balance, June 27, 2013	$5,547	$1,968	$-	$7,515
GMI Acquisition	1,136	803	-	1,939
Impairment	(1,381)	-	-	(1,381)
Balance, June 27, 2014	$5,302	$2,771	$-	$8,073
JMWA Acquisition	1,920	1,631	4,442	7,993
Balance, June 26, 2015	$7,222	$4,402	$4,442	$16,066

The Company records goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses that the Company acquires are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for recent business acquisitions are recognized as goodwill.

During fiscal year 2015, the Company changed the goodwill impairment assessment date from the last day of the fiscal year to the first day of the fourth quarter of the fiscal year, or March 28, 2015. Management determined that performing the assessment prior to the close of the fiscal year provided the external valuation firm, the independent registered public accountants, and the Company with sufficient time to generate, review, and conclude on the valuation analysis results. At the close of fiscal year 2015, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Management, with the assistance of an external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation analysis methodology adjusted the value of the reporting units by including a premium for control, or market participant acquisition premium (“MPAP”). The MPAP reflects the capitalized benefit of reducing the Company’s operating costs. These costs are associated with the Company’s public reporting requirements. The adjustment assumes an acquirer could take the Company private and eliminate these costs. Based upon the fiscal year 2015 analysis, the estimated fair value of the Company’s reporting units exceeded the carrying value of their net assets and therefore, management concluded that the goodwill was not impaired.

The carrying value of goodwill at June 27, 2014 was $8.1 million. The goodwill balance was principally generated from the acquisition of GMI during fiscal year 2014, the fiscal year 2012 acquisition of Charron, and the fiscal year 2010 acquisitions of PPS and ADVENT. The Company had three reporting units at June 27, 2014. The aggregate balance of goodwill declined by $1.4 million at June 27, 2014. In connection with the preparation of the fiscal year 2014 financial statements, the Company conducted a test of our goodwill as of June 27, 2014. The June 27, 2014 decline was due to an impairment charge of $1.4 million as a result of a decline in the estimated fair value of the ECM reporting unit. The June 27, 2014 impairment is attributable to goodwill acquired from acquisitions prior to 2011.

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of June 26, 2015 and June 27, 2014, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 26, 2015

Customer-related	$5,689	$(1,613)	$4,076	5-15 yrs
Marketing-related	1,084	(698)	386	2-7 yrs
Technology-related	841	(660)	181	7 yrs

Total	$7,614	(2,971)	$4,643

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 27, 2014

Customer-related	$3,568	$(1,027)	$2,541	5-15 yrs
Marketing-related	372	(296)	76	5-7 yrs
Technology-related	841	(528)	313	7 yrs

Total	$4,781	(1,851)	$2,930

Amortization expense for intangible assets was approximately $1.1 million, $0.6 million and $0.5 million for fiscal years 2015, 2014, and 2013, respectively. No intangible asset impairment charges were recorded during the 2015, 2014, or 2013 fiscal years.

Expected future amortization expense in the fiscal years subsequent to June 26, 2015 is as follows:

Years	Amounts
(in thousands)
2016	998
2017	548
2018	455
2019	455
2020	440
Thereafter	1,747
Total	$4,643

NOTE 7 - ACCOUNTS RECEIVABLE

	As of
	June 26, 2015	June 27, 2014
	(in thousands)
Billed receivables
U.S. Government	$8,787	$8,373
Commercial	8,074	3,484
Unbilled receivables
U.S. Government	40,769	14,295
Commercial	157	474
Total receivables	57,787	26,626
Allowance for doubtful accounts	(616)	(643)
Accounts receivable, net	$57,171	$25,983

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2015; therefore, they have been presented as current assets in accordance with industry practice. As part of concentration risk, management continues to assess the impact of having the performance based remediation (“PBR”) contracts within the ESG segment represent a significant portion the outstanding receivable balance.

NOTE 8 - CUSTOMER INFORMATION

A substantial portion of the Company’s revenue from continuing operations is derived from contracts with the U.S. Government as follows:

	As of
	June 26, 2015	June 27, 2014	June 28, 2013
		(in thousands)

DoD	$129,305	$86,039	$85,836
U.S. EPA	6,457	1,593	1,808
Other US Govt agencies	11,552	6,314	3,081
Total US Government	$147,314	$93,946	$90,725

A majority of the DoD work is related to the Company’s runway repair project at Dover Air Force Base, support of the reconstruction efforts in Iraq and Afghanistan with the U.S. Air Force and U.S. Army, and our PBR contracts with AFCEC. Revenue of approximately $29 million for the fiscal year 2015, $33 million for the fiscal year 2014, and $40 million for the fiscal year 2013, was derived from the Company’s international work for the U.S. Government, respectively.

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	As of
	June 26, 2015	June 27, 2014
	(in thousands)

Prepaid insurance	$295	$76
Prepaid rent	113	183
Other prepaid expenses	474	483
Miscellaneous receivables	658	561
Total	$1,540	$1,303

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider.

NOTE 10 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	June 26, 2015	June 27, 2014
	(in thousands)
Raw Materials	$722	$908
Finished Goods	400	276
Work-in-process	152	152
Reserve	(86)	(42)
Total	$1,188	$1,294

NOTE 11 - PROPERTY AND EQUIPMENT

		As of
Description	Useful life	June 26, 2015	June 27, 2014
		(in thousands)
Furniture and fixtures	8	$1,274	$1,538
Equipment	3 to 10	6,330	6,692
Capital leases	Life of lease	565	588
Leasehold improvements	(a)	1,435	2,624
Property and equipment, gross		$9,604	$11,442
Accumulated depreciation		(7,520)	(9,053)
Property and equipment, net		$2,084	$2,389

(a)	The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $1.5 million, $1.4 million, and $1.2 million for the fiscal years 2015, 2014, and 2013, respectively.

Maintenance and repair expense approximated $0.1 million for the fiscal years 2015, 2014, and 2013 respectively.

NOTE 12 - DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Notes”). Accrued interest is recorded within the note payable line item in the condensed consolidated balance sheet. As of June 26, 2015, the outstanding principal balance of the JMWA notes was $5.1 million and the principle balance for other general insurance financing notes payable was $0.2 million.

Amended and Restated Loan Agreements

In connection with the JMWA acquisition, on June 30, 2014, the Company and certain of its wholly-owned subsidiaries (“Co-borrowers”) named therein entered into a Second Amended and Restated Loan and Security Agreement (as further modified by a certain First Modification Agreement dated as of July 1, 2014 (reflecting certain payments) the “Agreement”) with United Bank (the “Bank”), providing for a term loan in the aggregate principal amount of $5 million (subsequently reduced to $4 million) to fund a portion of the acquisition purchase price and amending and restating certain provisions of the Amended and Restated Loan and Security Agreement dated September 13, 2012 (as modified by a certain Joinder Agreement dated December 12, 2013), and also executed a Second Amended and Restated Revolving Commercial Note in the aggregate principal amount of up to $15.0 million (the “Revolving Note”), amending and restating certain provisions of the Amended and Restated Revolving Commercial Note dated September 13, 2012 (as modified by a certain First Modification Agreement dated December 12, 2013). On February 27, 2015 the Agreement was amended to extend the maturity date of the Revolving Note to September 30, 2016. Interest accrues on the term loan at a rate of 4% per annum and it matures on June 30, 2019. As of June 26, 2015, the outstanding principal balance of the term loan was $2.8 million. The Company cumulatively borrowed and repaid $20.0 million in funds under the Revolving Note with an interest rate of 3.5% during the fiscal year ended June 26, 2015. The line of credit facility is collateralized by substantially all assets of the Company. The Company did not borrow any funds during the fiscal year ended June 27, 2014.

As of June 26, 2015, the Company’s aggregate outstanding debt was $8.1 million, with the following maturity schedule:

Years	Amounts
(in thousands)
2016	$2,313
2017	2,150
2018	2,251
2019	1,434
Total	$8,148

Debt Covenants

On December 30, 2014, Versar and the Co-borrowers entered into a second modification agreement with the Bank modifying the Agreement (the “Second Modification Agreement”). The Second Modification Agreement was dated and is effective as of December 23, 2014. The Second Modification Agreement requires that the Company maintain (1) a Liabilities to Tangible Net Worth ratio of Versar’s and its Consolidated Subsidiaries Total Consolidated Liabilities to its Tangible Net Worth, each as defined by the Agreement, not exceed 2.50 to 1.00 as of the end of each fiscal quarter and (ii) a Minimum Tangible Net Worth, as defined by the Agreement, of not less than $13.5 million as of the end of any fiscal quarter, and (iii) a Minimum Current Ratio, as defined by the Agreement, of not less than 1.25 as of the end of any fiscal quarter. The Company was provided with a waiver from United Bank for the June 26, 2015 default on the Liabilities to Tangible Net Worth ratio under the Second Modification Agreement as of June 26, 2015. The Company was in compliance with all other covenants under the Second Modification Agreement as of June 26, 2015.

NOTE 13 - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	As of
	June 26, 2015	June 27, 2014
	(in thousands)
Project related reserves	$57	$693
Non-project related reserves	-	642
Payroll related	221	483
Deferred rent	63	716
Severance accrual	16	69
Acquired capital lease liability	176	263
Other	581	702
Total	$1,114	$3,568

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE 14 – SHARE-BASED COMPENSATION

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through June 26, 2015, a total of 463,065 restricted stock units have been issued under the 2010 Plan. There are 536,935 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the twelve month period ended June 26, 2015, the Company awarded 81,900 restricted stock units to certain employees, which generally vest over a two year period following the date of grant. The grant date fair value of these awards is approximately $0.3 million. The total unrecognized compensation cost, measured on the grant date, that relates to 55,167 non-vested restricted stock awards at June 26, 2015, was approximately $0.1 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.4 million and $0.5 million for the year ended June 26, 2015 and June 27, 2014, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations. There were no incentive stock options outstanding and exercisable as of June 26, 2015. 20,000 stock options were exercised during fiscal year 2014, with an intrinsic value of approximately $0.1 million.

Exercisable qualified stock options outstanding at June 26, 2015 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 29, 2013	47	$3.83	$180
Exercised	(20)	3.66	(73)
Cancelled	(13)	3.86	(50)
Outstanding at June 27, 2014	14	$3.99	$57
Exercised	-	-	-
Cancelled	(14)	3.99	(57)

Outstanding at June 26, 2015	-	$-	$-

Exercisable non-qualified stock options outstanding at June 26, 2015 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
	(in thousands, except share price)
Outstanding at June 29, 2013	19	$3.70	$72
Exercised	(11)	3.10	(35)
Outstanding at June 27, 2014	8	$4.58	$37
Exercised	(8)	4.58	(37)

Outstanding at June 26, 2015	-	$-	$-

NOTE 15 - INCOME TAXES

Pretax income (loss) is comprised of the following:

	Fiscal Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
U.S. Entities	$1,675	150	7,688
Foreign Entities	669	(1,711)	(1,480)
Total continuing operations	$2,343	(1,561)	6,208
Discontinued operations	-	317	(2,751)
Total pretax income (loss)	$2,343	(1,244)	3,457

Income tax expense (benefit) for continuing operations is as follows:

	Fiscal Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
Current:
Federal	$(254)	(130)	1,753
State	182	(86)	356
Foreign	-	1	(530)

Deferred:
Federal	873	(819)	359
State	133	(9)	32
Foreign	(159)	(429)	-
Change in valuation allowance	161	429	109

Income tax expense (benefit), continued operations	$936	(1,043)	2,079

Income tax benefit, current from discontinued operations		(189)	(617)
Income tax (benefit), deferred from discontinued operations		324	(408)
Total income tax expense (benefit)	$936	(908)	1,054

Deferred tax assets (liabilities) are comprised of the following as of the dates indicated below:

	Fiscal Years Ended
	June 26, 2015	June 27, 2014
	(in thousands)
Deferred tax assets:
Employee benefits	$329	589
Bad debt reserve	229	240
All other reserves	653	492
Net operating losses and tax credits	1,222	1,199
Capital loss carryforward	108	108
Accrued expenses	446	977
Depreciation and amortization	831	619
Other	1	167

Total deferred tax assets	$3,819	4,391
Valuation allowance	(756)	(595)

Deferred tax liabilities:
Goodwill and intangibles	(900)	(860)
Depreciation and amortization	(307)	-
Other	(76)	(149)

Total deferred tax liabilities	(1,283)	(1,009)

Net deferred tax asset	$1,780	2,787

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of the end of fiscal year 2015, the Company had $0.8 million in valuation allowance related to the deferred tax assets from the Philippine branch operations, the U.K. branch operations and to the temporarily disallowed U.S. capital loss carry forwards, $0.1 million, $0.6 million and $0.1 million, respectively. As of the end of fiscal year 2014 the Company had a valuation allowance of approximately $0.6 million related to deferred tax assets in the Philippine branch operations, the U.K. branch operations and to the temporarily disallowed U.S capital loss carry forward. The Company established a valuation allowance on its Philippine branch operations in the past and current year as it is not more likely than not that the deferred tax assets will be realized for these operations in future periods as current projections indicate forecasts of additional pre-tax losses. The Company also has a valuation allowance on the capital loss carry forward as it is not more likely than not that it will be utilized before the end of the carryforward period. In the fiscal year 2015, the Company maintained a valuation allowance on its U.K. branch operations as it is not more likely than not that the deferred tax asset will be realized for these operations.

At June 26, 2015, the Company has net operating loss carry-forwards in the Philippines branch of approximately $0.1 million ($0.1 million gross), the U.K. branch $0.7 million ($3.5 million gross) and $0.3 million ($0.9 million gross) from the acquired subsidiary (Geo-Marine, Inc.) which will expire in FY2014 and after. In addition, they have $0.1 million of R&D credits carry forward.

In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 26, 2015 the Company did not have any uncertain tax positions. The Company’s 2014, 2013, 2012, 2011, and 2010 tax years remain open to audit in most jurisdictions.

The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expenses.

The provision for income taxes compared with income taxes based on the federal statutory tax rate of 34% follows (in thousands):

	Fiscal Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
United States Federal tax at statutory rate	$796	(530)	2,111
State taxes (net of federal benefit)	160	(49)	218
Permanent differences	22	(340)	7
Change in tax rates	(7)	21	28
Tax Credits	-	(28)	(330)
Change in valuation allowance	0	(1)	109
Other	(35)	(115)	(64)
Income tax (benefit) expense from continuing operations	$936	(1,042)	2,079

Income tax benefit, current discontinued operations		(189)	(617)
Income tax (benefit), deferred discontinued operations		324	(408)
Total income tax (benefit) expense	936	(907)	1,054

NOTE 16 - EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Company continues to maintain the Versar, Inc. 401(k) Plan (“401(k) Plan”), which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.

Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds. The Company matches 100% of the first 3% and 50% of the next 2% of the employee-qualified contributions for a total match of 4%. The employer contribution is made in the Company’s cash. In fiscal years 2015, 2014, and 2013 the Company made cash contributions of $1.0 million. All contributions to the 401(k) Plan vest immediately.

In January 2005, the Company established an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the United States Internal Revenue Code. The ESPP was amended and restated in November 2014, for an extended term expiring July 31, 2024. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company from the open market. The Company will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of the Company’s shares on the NYSE MKT on the purchase date.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases approximately 152,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating and capital leases are as follows:

Fiscal Year Ended	Total Amount

2016	$3,096,970
2017	2,555,601
2018	2,275,530
2019	1,941,267
2020	1,269,302
Thereafter	1,588,268
Total	$12,726,938

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $3.2 million, $2.6 million, and $3.5 million, for fiscal years 2015, 2014, and 2013, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

Disallowed Costs

Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). All fiscal years through 2010 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. The Company accrues a liability from the DCAA audits if needed. As of both June 26, 2015 and June 27, 2014, the accrued liability for such matters was immaterial.

Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of any currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal years 2015 and 2014 is as follows (in thousands, except share and per share amounts):

	Fiscal Year 2015					Fiscal Year 2014
	26- Jun	27- Mar	26- Dec	26- Sep	Total	27- Jun	28- Mar	27- Dec	27- Sep	Total
Gross Revenue	56,344	39,785	34,162	29,586	159,877	24,898	28,225	28,037	29,120	110,280
Gross Profit	4,364	3,372	3,449	2,606	13,791	1,068	1,445	2,814	3,192	8,519
Operating (loss) income	1,726	623	524	(85)	2,788	(1,953)	(486)	(84)	1,082	(1,441)
Net income (loss)	957	262	277	(89)	1,407	(962)	(131)	100	659	(334)
Net income (loss) per share - diluted	$0.09	$0.03	$0.03	$(0.01)	$0.14	$(0.10)	$(0.01)	$0.01	$0.07	$(0.03)
Weighted average number of shares outstanding - diluted	9,771	9,808	9,821	9,711	9,771	9,663	9,702	9,789	9,694	9,663

Note: The sum of the four quarterly earnings per share amounts may not equal the annual total due to fluctuations in common shares outstanding.

NOTE 19 – SUBSEQUENT EVENT

On September 9, 2015, Versar announced that it signed an agreement to acquire Johnson Controls’ specialized federal security integration business, known as Johnson Controls Security Systems (“JCSS”). Headquartered in Gaithersburg, Maryland, JCSS is a CAS-compliant security systems integrator serving Federal clients by designing, installing and supporting complex physical security, network security, and facilities management systems. The acquisition price is $20 million, paid with $10.5 million in cash and $9.5 million in contingent consideration, and the deal is expected to be accretive in one year. The agreement between the parties provides that the transaction is expected to close on or before September 30, 2015, assuming all conditions to close are satisfied.

JCSS, known for its substantial security expertise, will be a strategic fit for Versar, extending our client base, and enabling us to offer additional products and services to our existing clients. An important element of our growth strategy is to leverage our service capabilities to generate more work with our existing clients and to more effectively compete for new customers and projects in the new economic environment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 26, 2015, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 26, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013 Framework).

Based on our assessment, management has concluded that, as of June 26, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference. Other information required by this item will be contained in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2015 fiscal year end and is incorporated herein by reference.

For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Balance Sheets as of June 26, 2015 and June 27, 2014

c)	Consolidated Statements of Operations for the Years Ended June 26, 2015, June 27, 2014, and June 28, 2013.

d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 26, 2015, June 27, 2014, and June 28, 2013.

e)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 26, 2015, June 27, 2014, and June 28, 2013.

f)	Consolidated Statements of Cash Flows for the Years Ended June 26, 2015, June 27, 2014, and June 28, 2013.

g)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

a)	Schedule II - Valuation and Qualifying Accounts for the Years Ended June 26, 2015, June 27, 2014, and June 28, 2013.

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 64 through 67 of this report.

Exhibit Index

Item No	Description	Reference

3.1	Restated Certificate of Incorporation of Versar, Inc. filed on September 25, 1986	(N)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on December 24, 1996	(B)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on January 26, 1999	(C)

3.4	Second Amended and Restated By-laws of Versar, Inc.	(D)

4	Specimen of Certificate of Common Stock of Versar, Inc.	(A)

4.1	Versar, Inc. Restated Employee 401(k) Plan	(E)

4.2	Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing automatic enrollment unless the participant makes a contrary election	(E)

4.3.	Amendment merging the Advent 401(k) Profit Sharing Plan and Trust to the Versar, Inc. Restated Employee 401(k) Plan	(E)

4.4	Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing 1% automatic annual increase of deferral amount to all participants under 6% deferral rate effective January 1, 2013 until it reached the maximum cap of 6%	(E)

4.5	Amendment to the Versar, Inc. Restated Employee 401(k) Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan	(E)

4.6	Amendment to the Versar, Inc. Restated Employee 401(k) Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan	(E)

10.1	Executive Tax and Investment Counseling Program	(A)

10.2	Form of Indemnification Agreement*	(H)

10.3	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2011*	(G)

10.4	2010 Stock Incentive Plan*	(I)

10.4.1	Form of Restricted Share Award Agreement*	(I)

10.4.2	Form of Performance Stock Award Agreement*	(I)

10.4.3	Form of Deferral Election Agreement for Deferred Share Units*	(I)

10.4.4	Form of Stock Option Award Agreement*	(I)

10.4.5	Form of Stock Appreciation Right Award Agreement*	(I)

10.4.6	Form of Restricted Stock Unit Award Agreement*	(I)

10.5	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(J)

10.6	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(F)

10.7	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(K)

10.8	Amended and Restated Loan and Security Agreement date September 14, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(F)

10.9	Amended and Restated Revolving Commercial Note dated September 14, 2012	(F)

10.10	Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten	(L)

10.11	Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst	(L)

10.12	Change in Control Severance Agreement between Versar, Inc. and Cynthia A. Downes	(L)

10.13	Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight	(L)

10.14	Change in Control Severance Agreement between Versar, Inc. and James D. Villa	(M)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2015 by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending June 26, 2015 by Cynthina A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

101+	The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 26, 2015, June 29, 2014; (ii) Consolidated Statements of Operations for the years ended June 29, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 28, 2013 and June 29, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 28, 2013 and June 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended June 26, 2015, June 29, 2012,; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

 __________________________________________________

* Indicates management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.

(B)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 24, 1996.

(C)	Incorporated by reference to the document included within the Registrant’s Proxy Statement filed with the Commission on October 19, 1998.

(D)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.

(E)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration Statement filed with the Commission on March 22, 2013.

(F)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 28, 2013 filed with the Commission on September 18, 2012.

(G)	Incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(H)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.

(I)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(J)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.

(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

(L)	Incorporated by reference to exhibits 10.35 through 10.40 to the Registrant’s Form 8-K filed with the Commission on September 18, 2013.

(M)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 14, 2014.

(N)	Incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on September 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.
(Registrant)

Date: September 15, 2015	/S/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ Paul J. Hoeper	Chairman and Director	September 15, 2015
Paul J. Hoeper

/S/ Anthony L. Otten	Chief Executive Officer and Director	September 15, 2015
Anthony L. Otten

/S/ Cynthia A. Downes	Executive Vice President,	September 15, 2015
Cynthia A. Downes	Chief Financial Officer, Treasurer, and Principal Accounting Officer

/S/ Frederick M. Strader	Director	September 15, 2015
Frederick M. Strader

/S/ Robert L. Durfee	Director	September 15, 2015
Robert L. Durfee

/S/ James L. Gallagher	Director	September 15, 2015
James L. Gallagher

/S/ Amoretta M. Hoeber	Director	September 15, 2015
Amoretta M. Hoeber

/S/ Amir A. Metry	Director	September 15, 2015
Amir A. Metry

/S/ Jeffrey A. Wagonhurst	Director	September 15, 2015
Jeffrey A. Wagonhurst, Sr.

Schedule II

VERSAR, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGE OFFS	BALANCE AT END OF YEAR
Allowance for Doubtful Accounts
2015	$643,000	$138,000	$(165,000)	$616,000
2014	$1,529,000	$340,000	$(1,226,000)	$643,000
2013	$1,468,000	$584,000	$(523,000)	$1,529,000

Deferred Tax Valuation Allowance
2015	$595,000	$161,000	$-	$756,000
2014	$167,000	$428,000	$-	$595,000
2013	$58,000	$109,000	$-	$167,000

