Form 10-Q
period 2015-09-25
VERSAR INC
filed 2015-11-05
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended

September 25, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at November 3, 2015
$.01 par value	9,822,918

VERSAR, INC. and SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 25, 2015 (Unaudited)	June 26, 2015
ASSETS
Current assets
Cash and cash equivalents	$396	$2,109
Accounts receivable, net	47,580	57,171
Inventory, net	1,227	1,188
Prepaid expenses and other current assets	2,508	1,540
Deferred income taxes	1,396	1,366
Income tax receivable	915	2,373
Total current assets	54,022	65,747
Property and equipment, net	2,042	2,084
Deferred income taxes, non-current	441	414
Goodwill	16,066	16,066
Intangible assets, net	4,388	4,643
Other assets	252	252
Total assets	$77,211	$89,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,211	$35,852
Accrued salaries and vacation	2,499	3,332
Line of Credit	1,770	-
Other current liabilities	653	1,114
Notes payable, current	3,329	2,313
Total current liabilities	31,462	42,611
Notes payable, non-current	5,375	5,835
Other long-term liabilities	1,446	1,390
Total liabilities	38,283	49,836
Commitments and contingencies	-	-
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized; 10,132, 673 shares issued and 9,808,832 shares outstanding as of September 25, 2015, 10,128,923 shares issued and 9,805,082 shares outstanding as of June 26, 2015.	101	101
Capital in excess of par value	30,889	30,798
Retained earnings	10,010	10,439
Treasury stock, at cost	(1,460)	(1,460)
Accumulated other comprehensive loss	(612)	(508)
Total stockholders' equity	38,928	39,370
Total liabilities and stockholders' equity	$77,211	$89,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended
	September 25, 2015	September 26, 2014

GROSS REVENUE	$44,905	$29,586
Purchased services and materials, at cost	29,767	12,228
Direct costs of services and overhead	12,826	14,752
GROSS PROFIT	2,312	2,606

Selling, general and administrative expenses	2,854	2,691
OPERATING LOSS	(542)	(85)

OTHER EXPENSE
Interest expense	175	57
LOSS BEFORE INCOME TAXES	(717)	(142)

Income tax benefit	(286)	(53)

NET LOSS	$(431)	$(89)

NET LOSS PER SHARE-BASIC and DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,808	9,711

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,808	9,711

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	For the Three Months Ended
	September 25, 2015	September 26, 2014
COMPREHENSIVE LOSS

Net loss	$(431)	$(89)

Foreign currency translation adjustments	(104)	(82)

TOTAL COMPREHENSIVE LOSS	$(535)	$(171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net loss	$(431)	$(89)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	644
Recovery of for doubtful accounts receivable	(27)	(132)
Gain on life insurance policy cash surrender value	-	1
Deferred income taxes	(57)	986
Share based compensation	91	127
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,528	(70)
Increase in prepaid and other assets	(975)	(907)
Increase in inventories	(75)	(143)
Decrease in accounts payable	(12,629)	(2,015)
Decrease in accrued salaries and vacation	(832)	(1,198)
Increase in income tax payable	1,455	51
Increase (decrease) in other assets and liabilities	1,012	(1,197)
Net cash used in operating activities	(2,405)	(3,942)
Cash flows from investing activities:
Purchase of property and equipment	(250)	(212)
Payment for Waller acquisition, net of cash acquired	-	(5,794)
Premiums paid on life insurance policies	-	(23)
Net cash used in investing activities	(250)	(6,029)
Cash flows from financing activities:
Borrowings on line of credit	21,858	-
Repayments on line of credit	(20,088)	-
Proceeds from loan for Waller purchase	-	5,000
Repayment of loan for Waller purchase	(193)	(1,620)
Repayments of notes payable	(660)	(479)
Net cash provided by financing activities	917	2,901
Effect of exchange rate changes on cash and cash equivalents	25	23
Net decrease in cash and cash equivalents	(1,713)	(7,047)
Cash and cash equivalents at the beginning of the period	2,109	9,674
Cash and cash equivalents at the end of the period	$396	$2,627
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with Waller acquisition	$-	$6,000
Cash paid for interest	$175	$57
Cash paid for income taxes	$505	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 26, 2015, filed with the SEC on September 15, 2015. The results of operations for the three-month periods reported herein are not necessarily indicative of results that may be expected for the full year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends on the last Friday of the fiscal period. The three-month periods ended September 25, 2015 and September 26, 2014 each included 13 weeks. Fiscal year 2016 will include 53 weeks and fiscal year 2015 included 52 weeks.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2015-14 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB updated ASU 2015-14 to defer the effective date of the guidance by one year. Therefore, this new guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2 – BUSINESS SEGMENTS

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

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (DOD) installations and to the U.S. Department of Commerce (DOC). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD continues its shift toward its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month periods ended September 25, 2015 and September 26, 2014.

	For the Three Months Ended
	September 25, 2015	September 26, 2014
	(in thousands)
GROSS REVENUE
ECM	$30,021	$13,049
ESG	10,039	10,265
PSG	4,845	6,272
	$44,905	$29,586

GROSS PROFIT (a)
ECM	$1,267	$1,520
ESG	665	315
PSG	380	771
	$2,312	$2,606

Selling, general and administrative expenses	2,854	2,691
OPERATING LOSS	$(542)	$(85)

(a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

 NOTE 3 – ACCOUNTS RECEIVABLE

	As of
	September 25, 2015	June 26, 2015
	(in thousands)
Billed receivables
U.S. Government	$9,429	$8,787
Commercial	3,543	8,074
Unbilled receivables
U.S. Government	35,205	40,769
Commercial	(7)	157
Total receivables	48,170	57,787
Allowance for doubtful accounts	(590)	(616)
Accounts receivable, net	$47,580	$57,171

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal year 2016; therefore, in accordance with industry practice, they have been presented as current assets.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at September 25, 2015 and June 26, 2015 was $16.1 million. The Company’s goodwill balance was derived from the acquisition of J.M. Waller Associates, Inc. (“JMWA”) in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of Professional Protective Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010, and the acquisition of Versar Greenwood, Inc. in fiscal year 1998.

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of September 25, 2015 and June 26, 2015, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of September 25, 2015

Customer-related	$5,689	$(1,743)	$3,946	5-15 yrs
Marketing-related	1,084	$(792)	292	2-7 yrs
Technology-related	841	$(691)	150	7 yrs

Total	7,614	(3,226)	4,388

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 26, 2015

Customer-related	$5,689	$(1,613)	$4,076	5-15 yrs
Marketing-related	1,084	(698)	386	5-7 yrs
Technology-related	841	(660)	181	7 yrs

Total	7,614	(2,971)	4,643

Amortization expense for intangible assets was approximately $0.3 million for the first quarter of fiscal year 2016. Expected future amortization expense in the fiscal quarters and years subsequent to September 25, 2015 is as follows:

Years	Amounts
(in thousands)
2016	$736
2017	548
2018	455
2019	455
2020	440
Thereafter	1,754
Total	$4,388

NOTE 5 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	September 25, 2015	June 26, 2015
	(in thousands)
Raw Materials	$744	$722
Finished Goods	429	400
Work-in-process	138	152
Reserve	(84)	(86)
Total	$1,227	$1,188

NOTE 6 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	September 25, 2015	June 26, 2015
	(in thousands)
Project related reserves	$57	$57
Payroll related	130	221
Deferred rent	72	63
Acquired capital lease liability	153	176
Other	241	597
Total	$653	$1,114

As of September 25, 2015, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

NOTE 7 – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Note”). Accrued interest is recorded within the note payable line item in the consolidated balance sheet. As of September 25, 2015, the outstanding principal balance of the JMWA notes payable was $4.8 million.

Amended and Restated Loan Agreements

In connection with the JMWA acquisition, on June 30, 2014, the Company and the co-borrowers named therein entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with United Bank (the “Bank”), providing for a $5 million term loan (subsequently reduced to $4 million) and amending and restating certain provisions of the Amended and Restated Loan and Security Agreement dated September 13, 2012 (as modified by a certain Joinder Agreement dated December 12, 2013), and also executed a Second Amended and Restated Revolving Commercial Note in the aggregate principal amount of up to $15.0 (the “Revolving Note”), amending and restating certain provisions of the Amended and Restated Revolving Commercial Note dated September 13, 2012 (as modified by a certain First Modification Agreement dated December 12, 2013). As of September 25, 2015, the outstanding principal balance of the term loan was $2.6 million.The following maturity schedule presents all outstanding debt as of September 25, 2015;

Years	Amounts
(in thousands)
2016	$2,855
2017	2,150
2018	2,251
2019	1,448
2020	-
Total	$8,704

Line of Credit

As noted above, the Company had a $15 million line of credit facility pursuant to the Revolving Note with United Bank. The Revolving Note was scheduled to mature on September 30, 2015. On September 30, 2015, the Company entered into a replacement credit facility. See Note 11 – Subsequent Events. The Company borrowed $1.8 million and $0 under its line of credit during the three month periods ended September 25, 2015 and September 26, 2014, respectively.

Debt Covenants

The Company was in compliance with all covenants under the Agreement as of September 26, 2015.

NOTE 8 – NET INCOME PER SHARE

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

	For the Three Months Ended
	September 25, 2015	September 26, 2014
	(in thousands)
Weighted average common shares outstanding-basic	9,808	9,711
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-
Weighted average common shares outstanding-diluted	9,808	9,711

NOTE 9 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through September 25, 2015, a total of 529,565 restricted stock units have been issued under the 2010 Plan and there are 473,435 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three month period ended September 25, 2015, the Company awarded 66,500 restricted stock units to its executive officers and certain employees, all of which vest over a period of two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at September 25, 2015, was approximately $0.3 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.1 million for the three months ended September 25, 2015 and September 26, 2014. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations.

NOTE 10 – INCOME TAXES

As of September 25, 2015 and June 26, 2015, the Company had approximately $1.8 million in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included net operating loss carryforwards, depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of September 25, 2015 and June 26, 2015, the Company had $0.2 million and $0.8 million, respectively, recorded as a valuation allowance. The effective tax rates were approximately 40.0% and 37.4% for the first three months of fiscal 2016 and 2015, respectively. The Company’s tax returns for fiscal year 2012 are currently under audit by The Internal Revenue Service (IRS), as the result of an amended return filed by the Company. The Company has provided the IRS with the documentation requested to date and is waiting for a formal conclusion. We do not believe we have any material liability exposure with regards to this matter.

NOTE 11 – SUBSEQUENT EVENTS

On September 30, 2015 the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., formerly known as Johnson Controls Security Systems (JCSS). JCSS is a security systems integrator serving Federal clients by designing, installing and supporting complex physical security, network security, and facilities management systems. The purchase price under the purchase agreement consisted of cash paid at closing of $10.5 million and contingent consideration of up to $9.5 million, to be paid upon achievement of an agreed upon working capital.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the “Guarantors”), entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A., as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and is payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and contains financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio.

The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Second Amended and Restated Loan and Security Agreement with United Bank and to pay a portion the purchase price for the acquisition of JCSS.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three month period ended September 25, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2015, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

These forward-looking statements and our future financial performance, may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2015. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

Overview

Versar is a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in three business segments: (1) Engineering and Construction Management (“ECM”); (2) Environmental Services (“ESG”); and (3) Professional Services (“PSG”). Versar also provides tailored and secure solutions in harsh environments and offers specialized abilities for classified projects and hazardous materials management.

Recent Developments

On September 30, 2015 the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., formerly known as Johnson Controls Security Systems (JCSS). JCSS, which will now be known as Versar Security Systems (“VSS”), is headquartered in Gaithersburg, Maryland and generated approximately $34 million in trailing twelve month revenues from key long term customers such as the Federal Aviation Administration and the Federal Emergency Management Agency. The acquisition also brings a significantly funded backlog and is expected to be accretive immediately.

VSS expands the Company’s service offerings to include higher margin classified construction, enabling Versar to generate more work with existing clients and positioning the Company to more effectively compete for new opportunities. A key element of management’s growth strategy is Versar’s focus on adding complementary capabilities to its already robust portfolio of service offerings with the goal of strengthening its visibility in the marketplace and increasing its ability to provide a broad range of customized solutions in virtually any location or environment

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad-range of expertise including master planning, land use planning, space utilization studies, requirements definition and scoping, programming, cost estimates, infrastructure and traffic planning, privatization studies, and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts.

•	This segment consists of federal, state, local, international, and commercial clients. Examples of federal work include construction and construction management services for the U.S. Air Force (USAF) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers.

•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of Geo-Marine, Inc. (“GMI”) has enhanced our ability to provide such energy-related services.

•	Versar’s subsidiary, Professional Protective Systems Limited (“PPS”), is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and natural resource management. This work includes performance-based remediation (“PBR”) contracts for United States Air Force Civil Engineer Center (AFCEC).

•	For more than 30 years, Versar has supported the states of Maryland, New York, Pennsylvania and Delaware and the Commonwealth of Virginia on a variety of complex environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We also provide energy feasibility review, measurement and verification to the State of New York.

•	ESG provides munitions response services at one of the largest U.S. Air Force testing and training ranges, Nellis Air Force base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both installations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provides multi-year environmental remediation programs focused on achieving site-specific performance outcomes for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast United States. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	The acquisition of GMI has allowed the Company to expand its portfolio of clients to include the U.S. Navy and increased our Cultural Resources staff by more than five times and doubled our Natural Resources capabilities.

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.

•	The acquisition of J.M. Waller Associates, Inc. (“JMWA”) has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4.

PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (DOD) installations and to the U.S. Department of Commerce (DOC). Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD continues its shift toward its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

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

Financial Trends

Our business performance is affected by the overall level of U.S. Government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could have a material adverse effect on our business.

In this challenging economic environment, our focus is on those opportunities where the U.S. Government continues funding and which clearly align with Versar’s customers, such as sustainable range management, UXO, PBR, and construction contract management. We also continue to focus on areas that we believe offer attractive returns to our clients such that they will continue to fund efforts, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and facility upgrades.

We believe that Versar has the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. Our three business segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

Specifically, we see the following four elements driving our strategy going forward:

•	Profitably execute our current backlog. As of September 26, 2015, our funded backlog was $157 million. We continue to aggressively control costs and work schedules through our program management expertise in order to profitably execute our current backlog.

•	Maintain investment in business development to drive future proposal pipeline. We believe our proposal pipeline is strong and will drive a more significant backlog. We continue to invest in proposal training, have developed a client account manager program, and acquired and expanded staffing for our proposal support center. We are continually enhancing our business development technology capabilities, from expanding our use of SalesForce©, a customer relationship management tool, to developing document management systems and business evaluation tools. As a result, our pipeline has tripled over the last three fiscal years and we currently have the strongest collection of targeted indefinite delivery / indefinite quantity (“IDIQ”) contract vehicles in Versar’s history. IDIQ contract vehicles allow us to bid projects with a smaller pool of competitors.

•	Continue to pursue strategic acquisitions in attractive mergers and acquisitions market. We have an active acquisition strategy that is focused on expanding our ability to offer our technical services to new geographic areas, new clients, such as the USN and the U.S. Department of State. Experience received through the successful acquisitions and integrations of GMI, JMWA, and JCSS has enabled us to refine our approach and discipline when scrutinizing potential acquisition targets.

•	Attract and retain the best people. In our ongoing efforts to be the premier global project management firm that attracts and retains the best people, we are committed to maintaining strong financial performance, pursuing extraordinary opportunities, and being an exciting place to work. Additionally, we emphasize the importance of community involvement through our support of the Wounded Warriors Run, the U.S. Marine Corps 10K race, and our “Adopt-a-Stream” annual clean-up as part of our on-going sustainability efforts.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended September 25, 2015 and September 26, 2014:

	For the Three Months Ended
	September 25, 2015	September 26, 2014
	(dollars in thousands)
GROSS REVENUE	$44,905	$29,586
Purchased services and materials, at cost	29,767	12,228
Direct costs of services and overhead	12,826	14,752
GROSS PROFIT	$2,312	$2,606
Gross Profit percentage	5%	9%

Selling general and administrative expenses	2,854	2,691
OPERATING (LOSS) INCOME	(542)	(85)

OTHER EXPENSE
Interest expense	175	57
(LOSS) INCOME BEFORE INCOME TAXES	$(717)	$(142)

Three Months Ended September 25, 2015 compared to the Three Months Ended September 26, 2014

Gross revenue for the first quarter of fiscal year 2016 was $44.9 million, an increase of 52% compared to $29.6 million during the first quarter of the last fiscal year. The runway repair project at Dover Air Force Base (“DAFB”) contributed additional revenue of $18.5 million, off-set by decreases in revenue related to the PBR projects within ESG and decreases in revenue from PSG’s historical business line as a result of the loss of several task orders.

Purchased services and materials for the first quarter of fiscal year 2016 was $29.8 million, an increase of 143% compared to $12.2 million during the first quarter of the last fiscal year. Versar is the prime contractor at DAFB, and, as such, a significant portion of the work is performed by sub-contractors resulting in the increase in purchased services and materials compared to the last fiscal year.

Direct costs of services and overhead for the first quarter of fiscal year 2016 were $12.8 million, a decrease of 13% compared to $14.8 million during the first quarter of the last fiscal year. The decrease in costs was a result of realized contract cost savings across all business segments, but primarily due to the internal re-alignment within ESG.

Gross profit for the first quarter of fiscal 2016 was $2.3 million, a decrease of 11% compared to $2.6 million during the first quarter of the last fiscal year. Due to the size of the DAFB project in relation to the Company’s entire business, overall profit margins have decreased from 9% to 5%. The margins on the DAFB contract are lower than other projects because it is construction and as the prime contractor, Versar sub-contracted much of the work earning a minor fee. However, as we integrate VSS, we expect to see higher margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from DAFB. In addition, as DAFB progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins that have higher margins begin to ramp up in the second quarter, we expect to see margins improve.

While selling, general and administrative expenses for the first quarter of fiscal 2016, decreased to 6% of gross revenue from 9% of gross revenue, when compared to the first quarter of last fiscal year, these expenses increased $0.2 million or 6% in absolute dollars. During the quarter the Company had approximately $0.2 million in costs associated with the acquisition of JCSS (Note 11 – Subsequent Events). Despite these additional expenses, the Company was able to control cost during the quarter due to rent savings from the now closed Fairfax, Virginia office and the internal re-alignment of ESG.

Loss, before income taxes, for the first quarter of fiscal year 2016 was $0.7 million, compared to loss, before income taxes, of $0.1 million for the first quarter of the last fiscal year. This decrease is attributable to the factors discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of September 25, 2015, funded backlog was approximately $157 million, a decrease of 12% compared to approximately $179 million of backlog at the end of fiscal year 2015. Due to the timing of the end the first fiscal quarter of our fiscal year 2016, we did not include the additional funded awards we received from the U.S Government between September 25, 2015 and the end of the U.S. Government’s fiscal year end date of September 30, 2015. In addition, our reported funded backlog balance does not include the backlog we acquired with the September 30, 2015 acquisition of JCSS (discussed in Note 11 – Subsequent Events).

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three month periods ended September 25, 2015 and September 26, 2014. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management

	For the Three Months Ended
	September 25, 2015	September 26, 2014
GROSS REVENUE	$30,021	$13,049
Purchased services and materials, at cost	25,140	7,726
Direct costs of services and overhead	3,614	3,803
GROSS PROFIT	$1,267	$1,520
Gross profit percentage	4%	12%

Three Months Ended September 25, 2015 compared to the Three Months Ended September 26, 2014

Gross revenue for the first quarter of fiscal 2016 was $30.0 million, an increase of 130% compared to $13.0 million during the first quarter of the last fiscal year. The project at DAFB contributed additional revenue of $18.5 million, off-set by decreases in revenue from international operations associated with the Company’s Title II work in Afghanistan and the Company’s subsidiary, PPS, in the United Kingdom.

Gross profit for the first quarter of fiscal 2016 was $1.3 million, a decrease of 17% compared to $1.5 million during the first quarter of the last fiscal year. Due to the size of the DAFB project, in relation to the remainder of the segment’s revenue, overall profit margins have decreased from 12% to 4%. The margins on the DAFB contract are lower than other projects because it is construction and as the prime contractor, Versar sub-contracted much of the work. However, as we integrate VSS, we expect to see higher margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from DAFB.

Environmental Services Group

	For the Three Months Ended
	September 25, 2015	September 26, 2014
GROSS REVENUE	$10,039	$10,265
Purchased services and materials, at cost	4,136	4,138
Direct costs of services and overhead	5,238	5,812
GROSS PROFIT	$665	$315
Gross profit percentage	7%	3%

Three Months Ended September 25, 2015 compared to the Three Months Ended September 26, 2014

Gross revenue for the first quarter of fiscal 2016 was $10.0 million, a decrease of 2% compared to $10.3 million during the first quarter of the last fiscal year. This slight decrease in revenue is consistent with the projected revenue associated with the PBR program and is aligned with the remaining period of performance for the program through fiscal year 2020.

Gross profit for the first quarter of fiscal 2016 was $0.7 million, an increase of 111% compared to $0.3 million in the first quarter of the last fiscal year. This increase is due to the internal realignment of the segment’s organization during the second half of fiscal 2015, resulting in a decrease in indirect labor costs. As a percentage of revenue, purchased services has remained relatively flat and is indicative of the Company’s ongoing ability to perform the majority of the work under its contracts internally.

Professional Services Group
	For the Three Months Ended
	September 25, 2015	September 26, 2014
GROSS REVENUE	$4,845	$6,272
Purchased services and materials, at cost	491	364
Direct costs of services and overhead	3,974	5,137
GROSS PROFIT	$380	$771
Gross profit percentage	8%	12%

Three Months Ended September 25, 2015 compared to the Three Months Ended September 26, 2014

Gross revenue for the first quarter of fiscal 2016 was $4.8 million, a decrease of 23% compared to $6.3 million during the first quarter of the last fiscal year. As the Company continues to see a decline in contract positions largely due to the continued shift to more contract solicitations being targeted at businesses that qualify for small business programs, it is focusing on ways to partner with these small businesses. The decrease in revenue is the result of the Company transitioning from the prime contractor to a teaming arrangement with a small business as the sub-contractor on the re-competed solicitation for positions on a U.S. Army installation, consistent with the shift discussed above.

Gross profit for the first quarter of fiscal 2016 was $0.4 million, a decrease of 51% compared to $0.8 million in the first quarter of the last fiscal year. This decrease is a direct result of the decline in revenue due to the loss of task orders and associated direct labor as this segment’s business shifts as outlined above.

Liquidity and Capital Resources

Our working capital as of September 25, 2015 was approximately $22.6 million compared to working capital at June 26, 2015 of $23.1 million. Our current ratio at September 25, 2015 was 1.69 compared to 1.54 at June 26, 2015. Our expected capital requirements for the full 2016 fiscal year are approximately $1.5 million which will be funded through existing working capital.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the “Guarantors”), entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A., as the lender and letter of credit issuer for a revolving credit facility in the amount of $25 million and a term facility in the amount $5 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Second Amended and Restated Loan and Security Agreement with United Bank and to pay the purchase price for the acquisition of JSCC (Note 11 – Subsequent Events).

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and is payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and contains financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio.

Critical Accounting Policies and Related Estimates

There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 26, 2015.

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6 - Exhibits

Exhibit No.	Description
31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

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

Date: November 05, 2015