Form 10-Q
period 2016-01-01
VERSAR INC
filed 2016-02-16
CIK 803647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended
January 1, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class of Common Stock	Outstanding at February 16, 2016
$.01 par value	9,831,491

VERSAR, INC. and SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As of
	January 1, 2016	June 26, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,718	$2,109
Accounts receivable, net	45,574	57,171
Inventory, net	1,243	1,188
Prepaid expenses and other current assets	2,358	1,540
Deferred income taxes	1,412	1,366
Income tax receivable	1,190	2,373
Total current assets	55,495	65,747
Property and equipment, net	1,846	2,084
Deferred income taxes, non-current	449	414
Goodwill	34,299	16,066
Intangible assets, net	4,134	4,643
Other assets	49	252
Total assets	$96,272	$89,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,965	$35,852
Accrued salaries and vacation	2,331	3,332
Other current liabilities	5,563	1,114
Notes payable, current	5,406	2,313
Line of Credit	14,660	-
Total current liabilities	46,925	42,611
Notes payable, non-current	4,057	5,835
Other long-term liabilities	6,391	1,390
Total liabilities	57,373	49,836
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized; 10,132, 673 shares issued and 9,831,491 shares outstanding as of January 1, 2106, 10,128,923 shares issued and 9,805,082 shares outstanding as of June 26, 2015.	102	101
Capital in excess of par value	30,889	30,798
Retained earnings	10,073	10,439
Treasury stock, at cost	(1,475)	(1,460)
Accumulated other comprehensive loss	(690)	(508)
Total stockholders' equity	38,899	39,370
Total liabilities and stockholders' equity	$96,272	$89,206

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014

GROSS REVENUE	$47,337	$34,162	$92,242	$63,748
Purchased services and materials, at cost	29,351	17,031	59,118	29,258
Direct costs of services and overhead	14,366	13,682	27,192	28,434
GROSS PROFIT	3,620	3,449	5,932	6,056

Selling, general and administrative expenses	3,317	2,925	6,170	5,616
OPERATING INCOME (LOSS)	303	524	(238)	440

OTHER EXPENSE
Interest expense	176	142	351	198
INCOME (LOSS) BEFORE INCOME TAXES	127	382	(589)	242

Income tax expense (benefit)	62	105	(224)	52

NET INCOME (LOSS)	65	277	(365)	190

NET INCOME (LOSS) PER SHARE-BASIC and DILUTED	$0.01	$0.03	$(0.04)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,850	9,775	9,831	9,742
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,850	9,821	9,831	9,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
COMPREHENSIVE (LOSS) INCOME
Net Income (Loss)	$65	$277	(365)	$190
Foreign currency translation adjustments	(78)	(132)	(182)	(214)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(13)	$145	(547)	$(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	January 1, 2016	December 26, 2014
Cash flows from operating activities:
Net income (loss)	$(365)	$190
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,065	1,318
Provision for (recovery of) doubtful accounts receivable	412	(93)
Loss on life insurance policy cash surrender value	-	(16)
Deferred income taxes	(81)	36
Share based compensation	90	222
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	17,977	(3,217)
Increase in prepaid and other assets	(813)	-
Increase in inventories	(134)	(257)
Decrease in accounts payable	(18,544)	(1,508)
Decrease in accrued salaries and vacation	(1,203)	(520)
Decrease in income tax receivable	1,152	65
Increase (decrease) in other assets and liabilities	1,559	(946)
Net cash provided by (used in) operating activities	1,114	(4,726)
Cash flows from investing activities:
Purchase of property and equipment	(287)	(411)
Payment for JCSS acquisition, net of cash acquired	(10,460)	-
Payment for Waller acquisition, net of cash acquired	-	(6,544)
Premiums paid on life insurance policies	-	(23)
Net cash used in investing activities	(10,747)	(6,978)
Cash flows from financing activities:
Borrowings on line of credit	25,348	394
Repayments on line of credit	(10,687)	-
Loan for Waller Purchase	-	4,000
Repayment of Loan for Waller Purchase	(3,644)	(808)
Loan for JCSS Purchase	1,667	-
Repayment of notes payable	(1,447)	(1,379)
Purchase of treasury stock	(15)	(56)
Net cash provided by financing activities	11,220	2,151
Effect of exchange rate changes on cash and cash equivalents	22	44
Net increase (decrease) in cash and cash equivalents	1,609	(9,509)
Cash and cash equivalents at the beginning of the period	2,109	9,674

Cash and cash equivalents at the end of the period	$3,718	$165
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with Waller acquisition	$-	$6,000
Contingent consideration payable related to JCSS acquisition	$9,500	$-
Cash paid for interest	$359	$198
Cash paid for income taxes	$30	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 26, 2015, filed with the SEC on September 15, 2015. The results of operations for the six-month periods reported herein are not necessarily indicative of results that may be expected for the full fiscal year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends in most cases on the last Friday of the fiscal period except for the Company’s second quarter during fiscal year 2016 which ended on the first Friday in January 2016. The three-month periods ended January 1, 2016 included 14 weeks compared to the period ended December 26, 2014 which included 13 weeks. Fiscal year 2016 will include 53 weeks and fiscal year 2015 included 52 weeks. Therefore, for comparative purposes, the year to date numbers presented will include an additional week of results for fiscal year 2016.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued.

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update NO. 2015-17 – “Balance Sheet Classifications of Deferred Taxes” (ASU 2015-17”). To simplify the presentation of deferred income taxes, ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. ASU 2017 -17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2 – BUSINESS SEGMENTS

The Company is aligned into three reportable segments: Engineering and Construction Management (“ECM”), Environmental Services (“ESG”), and Professional Services (“PSG”), all described below.

•	ECM

This business segment performs Title I Design Services, Title II Construction Management Services, Title III Construction Services and specialized security integration services for Federal Government clients . This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority from the federal government.

•	ESG

This business segment provides full-service environmental solutions and includes the Company’s remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, and cultural resources services. Clients include a wide-range of federal and state agencies.

•	PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (DOD) installations and to the U.S. Departments of Justice and Transportation. Versar provides on-site or staff augmentation services that enhance the customer’s mission using subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD continues its shift toward its core military mission and downsizes due to increased budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month and six-month periods ended January 1, 2016 and December 26, 2014.

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$31,868	$15,975	$61,889	$29,024
ESG	10,456	12,415	20,496	22,680
PSG	5,013	5,772	9,857	12,044
	$47,337	$34,162	$92,242	$63,748

GROSS PROFIT (a)
ECM	$1,786	$2,079	$3,053	$3,599
ESG	1,552	638	2,217	954
PSG	282	732	661	1,503
	$3,620	$3,449	$5,932	$6,056

Selling, general and administrative expenses	3,317	2,925	6,169	5,616
OPERATING INCOME (LOSS)	$303	$524	$(238)	$440

(a)        – Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE 3 – ACQUISITIONS

On September 30, 2015, the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., formerly known as Johnson Controls Security Systems (JCSS). which is now known as Versar Security Systems (“VSS”). This group is headquartered in Germantown, Maryland and generated approximately $34 million in the trailing twelve month revenues from the acquisition date from key long term customers such as the Federal Aviation Administration and the Federal Emergency Management Agency. The acquisition brings significant funded backlog and was accretive during the quarter.

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities.

At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $9.5 million (undiscounted) based on certain events within the earn out period of 3 years from September 30, 2015. Based on the facts and circumstances at that time of acquisition, management believes that the full amount of the contingent consideration will be earned within the earn out period and therefore the full amount of the contingent consideration was recognized as consideration and as a liability, of which $4.8 million is presented within other current liabilities and $4.7 milllion presented within other long-term liabilities on the condensed consolidated balance sheet as of January 1, 2016. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to $9.5 million.

VSS has contributed approximately $6.5 million in revenue and $5.6 million in expenses through January 1, 2016. Additionally, the Company has incurred approximately $0.6 million of transaction costs through January 1, 2016, recorded in selling, general, and administrative expenses.

The purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 30, 2015 acquisition date. Goodwill will be allocated to our ECM segment. Goodwill represents the value in excess of fair market value that the Company paid to acquire JCSS. The allocation of intangibles is still under review by an independent third party and is not available at this time. Therefore goodwill currently represents an amount that will subsequently be allocated between intangibles and goodwill.

Amount
Description	(in thousands)
Accounts receivable	$6,955
Prepaid and other	15
Property and equipment	29
Goodwill	18,233
Assets Acquired	25,232

Account payable	1,994
Other liabilities	3,192
Liabilities Assumed	5,186

Acquisition Purchase Price	$20,046

The table below summarizes the unaudited pro forma statements of operations for the six months ended January 1, 2016, and the three and six months ended December 26, 2014 assuming that the JCSS acquisition had been completed as of the first day of the three-month and six-month periods. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Six Months ended
	January 1, 2016
	(in thousands)
			Pro Forma
	Versar	JCSS	Combined

GROSS REVENUE	$92,242	6,497	98,739
Purchased services and materials, at cost	59,118	3,816	62,934
Direct costs of services and overhead	27,192	1,043	28,235
GROSS PROFIT	5,932	1,638	7,570
Selling, general and administrative expenses	6,170	450	6,620
OPERATING (LOSS) INCOME	(238)	1,188	950
OTHER EXPENSE
Interest expense	351	-	351
(LOSS) INCOME BEFORE INCOME TAXES	(589)	1,188	599
Income tax (benefit) expense	(224)	457	233
NET (LOSS) INCOME	$(365)	731	366

NET (LOSS) INCOME PER SHARE-BASIC AND DILUT ED	$(0.04)		0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,711		9,831
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,711		9,831

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For theThree Months ended			For the Six Months ended
	December 26, 2014			December 26, 2014
	(in thousands)			(in thousands)
			Pro Forma			Pro Forma
	Versar	JCSS	Combined	Versar	JCSS	Combine

GROSS REVENUE	$34,162	6,497	40,659	$63,748	12,993	76,741
Purchased services and materials, at cost	17,031	3,816	20,847	29,258	7,631	36,889
Direct costs of services and overhead	13,682	1,043	14,725	28,434	2,086	30,520
GROSS PROFIT	3,449	1,638	5,087	6,056	3,276	9,332
Selling, general and administrative expenses	2,925	450	3,375	5,616	900	6,516
OPERATING (LOSS) INCOME	524	1,188	1,712	440	2,376	2,816
OTHER EXPENSE
Interest expense	142	-	142	198	-	198
(LOSS) INCOME BEFORE INCOME TAXES	382	1,188	1,570	242	2,376	2,618
Income tax (benefit) expense	105	457	562	52	915	967
NET (LOSS) INCOME	$277	731	1,008	$190	1,461	1,651

NET (LOSS) INCOME PER SHARE-BASIC AND DILUTED	$0.03		0.10	$0.02		0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,775		9,775	9,742		9,742
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,821		9,821	9,783		9,783

NOTE 4 – ACCOUNTS RECEIVABLE

	As of
	January 1, 2016	June 26, 2015
	(in thousands)
Billed receivables
U.S. Government	$15,075	$8,787
Commercial	8,419	8,074
Unbilled receivables
U.S. Government	19,659	40,769
Commercial	2,545	157
Total receivables	45,698	57,787
Allowance for doubtful accounts	(124)	(616)
Accounts receivable, net	$45,574	$57,171

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected during fiscal year 2016; therefore, in accordance with industry practice, they have been presented as current assets.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at January 1, 2016 and June 26, 2015 was $34.3 and $16.1 million, respectively. The Company’s goodwill balance was derived from the acquisition of JCSS in September 2015, the acquisition of J.M. Waller Associates, Inc. (“JMWA”) in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, the acquisition of Charron Construction Consulting, Inc. (“Charron”) in fiscal year 2012, the acquisitions of Professional Protective Systems Limited (“PPS”) and ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010, and the acquisition of Versar Greenwood, Inc. in fiscal year 1998.

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 26, 2015	$7,222	$4,402	$4,442	$16,066
JCSS Acquisition	18,233			18,233
Balance, January 1, 2016	$25,455	$4,402	$4,442	$34,299

Intangible Assets

In connection with the acquisitions of JMWA, GMI, Charron, PPS, and ADVENT, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. As of January 1, 2016 an independent third party is reviewing the allocation of intangible assets related to the JCSS acquisition (Note 3 – Acquisitions). After this review is completed, the intangible asset value assigned to JCSS will be included in the Company’s balance sheet and described herein. A summary of the Company’s intangible asset balances as of January 1, 2016 and June 26, 2015, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of January 1, 2016

Customer-related	$5,689	$(1,873)	$3,816	5-15 yrs
Marketing-related	1,084	$(886)	198	2-7 yrs
Technology-related	841	$(721)	120	7 yrs

Total	7,614	(3,480)	4,134

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of June 26, 2015

Customer-related	$5,689	$(1,613)	$4,076	5-15 yrs
Marketing-related	1,084	(698)	386	5-7 yrs
Technology-related	841	(660)	181	7 yrs

Total	7,614	(2,971)	4,643

Amortization expense for intangible assets was approximately $0.3 million for the three month and $0.5 million for the six month periods ending January 1, 2016, respectively. Expected future amortization expense in the fiscal quarters and years subsequent to January 1, 2016 is as follows:

Years	Amounts
(in thousands)
2016	$482
2017	548
2018	455
2019	455
2020	440
Thereafter	1,754
Total	$4,134

NOTE 6 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	January 1, 2016	June 26, 2015
	(in thousands)
Raw Materials	$766	$722
Finished Goods	412	400
Work-in-process	129	152
Reserve	(64)	(86)
Total	$1,243	$1,188

NOTE 7 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	January 1, 2016	June 26, 2015
	(in thousands)
Project related reserves	$57	$57
Payroll related	30	221
Deferred rent	44	63
Acquired capital lease liability	129	176
Warranty reserves	494	-
JCSS contingent consideration payable	4,793	-
Other	16	597
Total	$5,563	$1,114

As of January 1, 2016, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

NOTE 8 – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Notes”). Accrued interest is recorded within the note payable line item in the consolidated balance sheet. As of January 1, 2016, the outstanding principal balance of the JMWA notes payable was $4.5 million.

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

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and contains financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio.

The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Second Amended and Restated Loan and Security Agreement with United Bank and to pay a portion the purchase price for the acquisition of JCSS.

As of January 1, 2016, the outstanding principal balance of the term loan was $9.4 million and is related to the Bank of America facility term loan balance of $4.2 million, JMWA Note balance of $4.5 million and a note balance related to the financing of certain company insurance coverages of $0.7 million. The following maturity schedule presents all outstanding debt as of January 1, 2016;

Years	Amounts
(in thousands)
2016	$3,138
2017	3,831
2018	1,398
2019	1,096
Total	$9,463

Line of Credit

As noted above, the Company has a $25 million revolving line of credit facility pursuant to the Loan Agreement with Bank of America, N.A.. The revolving credit facility is scheduled to mature on September 30, 2018. The Company borrowed $14.7 million under its line of credit during the three month period ended January 1, 2016.

Debt Covenants

The Company was in compliance with all covenants under the Loan Agreement as of January 1, 2016.

NOTE 9 – NET INCOME PER SHARE

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

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,850	9,775	9,831	9,742

Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	46	-	41

Weighted average common shares outstanding-diluted	9,850	9,821	9,831	9,783

NOTE 10 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through January 1, 2016, a total of 524,103 restricted stock units have been issued under the 2010 Plan and there are 478,897 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the six months period ended January 1, 2016, the Company awarded 66,500 restricted stock units to its executive officers and certain employees, which vest over a period of two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at January 1, 2016, was approximately $220,000, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $64,000 and $96,000 for the three months ended January 1, 2016 and December 26, 2014, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $90,000 and $222,000 for the six months ended January 1, 2016 and December 26, 2014 respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Income.

NOTE 11 – INCOME TAXES

As of January 1, 2016 and June 26, 2015, the Company had approximately $1.9 million and $1.8 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included net operating loss carryforwards, depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of January 1, 2016 and June 26, 2015, the Company had $0.2 million and $0.8 million, respectively, recorded as a valuation allowance. The effective tax rates were approximately 38.2% and 21.5% for the first six months of fiscal 2016 and 2015, respectively.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three and six month periods ended January 1, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2015, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad-range of expertise including master planning, land use planning, space utilization studies, requirements definition and scoping, programming, cost estimates, infrastructure and traffic planning, privatization studies, and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation, among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts. These services also includes the runway repair project at Dover Air Force Base (“DAFB”), the $98.3 million frim fixed price Design/Bid/Build task order awarded to the Company on August 13, 2014. This task order was awarded under Versar’s S/R&M Acquisition Task Order Contract (SATOC) IDIQ with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services AFCEC customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. Versar will be the general contractor managing all work with our key subcontractors. This contract will be completed at the end of calendar year 2016.

•	This segment’s clients consist of federal, state, local, international, and commercial customers. Examples of federal work include construction and construction management services for the U.S. Air Force (USAF) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers.

•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of Geo-Marine, Inc. (“GMI”) has enhanced our ability to provide such energy-related services.

•	Versar’s subsidiary, Professional Protective Systems Limited (“PPS”), is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

•	Through Versar Security Systems, ECM pursues opportunities as a security systems integrator by designing, installing and supporting complex physical security, network security, and facilities management systems primarily for Federal Government clients such as Federal Aviation Administration (FAA), the Food and Drug Administration (FDA), the Department of Justice (DOJ,) the Federal Bureau of Investigation (FBI) and the Federal Emergency Management Agency (FEMA). VSS is a valuable strategic asset for the Company and has technical capabilities and geographic representation, which have given the Company broader market reach.

ESG

This business segment provides full service environmental solutions and includes our remediation and compliance, exposure and risk assessment, natural resources, unexploded ordnance (“UXO”)/military munitions response program (“MMRP”), air, greenhouse gas, energy, and cultural resources services. Clients include a wide-range of federal, state, and commercial agencies. Some examples include the following:

•	We provide support to USACE, USAF, the U.S. Navy, and many local municipal entities assisting with environmental compliance, remediation, biological assessments, and cultural and natural resource management.

•	For more than 30 years, Versar has supported the States of Maryland, New York, Pennsylvania and Delaware and the Commonwealth of Virginia on a variety of complex environmental projects. For example, we have supported the State of Maryland in the assessment of the ecological health and natural resources risk of the Chesapeake Bay. Versar continues to assess how the Delaware River is affected by dredging programs. We assist several counties in Maryland and Virginia with their watershed programs, identifying impaired watersheds and providing cost-effective solutions for their restoration programs. We also provide energy feasibility review, measurement and verification to the State of New York.

•	ESG provides munitions response services at one of the largest USAF testing and training ranges, Nellis Air Force Base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services at both installations.

•	ESG is the prime contractor on three PBR Task Orders under Versar’s 2009 United States Air Force Worldwide Environmental Restoration and Construction (“WERC”) contract for AFCEC. Each of the three contracts provides multi-year environmental remediation programs focused on achieving site-specific performance outcomes for numerous project sites on USAF facilities in the Southwest, Midwest and Northeast United States. We are also a key team member on a fourth PBR program for AFCEC providing similar services at Western USAF facilities.

•	We have supported the U.S. Environmental Protection Agency for the past 30 years providing a wide-range of regulatory mandated services involving exposure assessment and regulatory review.

•	The acquisition of JMWA has allowed the Company to expand its remediation capabilities and provide support to EPA Region 4.

PSG

This business segment provides onsite environmental management, planning and engineering services to the DOD installations and to DOJ and DOT. Versar provides on-site or staff augmentation services that enhance the customer’s mission through the use of subject matter experts who are fully dedicated to accomplishing mission objectives. These services are particularly attractive as the DOD continues its shift toward its core military mission and downsizes due to increasing budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

•	We provide installation restoration managers under the Defense Environmental Restoration Program to clean-up landfill and disposal sites throughout the nation.

•	Versar serves the DOD Joint Base communities by providing facility and utilities integration, National Environmental Policy Act considerations, water program management and wildlife program management.

•	We provide management services ranging from field support of archaeological investigations to senior level advisors. Our archaeological and historic preservation professionals advise government officials regarding the protection of our nation’s cultural resources.

•	We support the U.S. Army Reserve Facilities Program by providing onsite professional services oriented on successful maintenance and operation of facilities and systems at Reserve facilities nationwide.

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

In this challenging economic environment, we focus on those opportunities where the U.S. Government continues funding and that clearly align with Versar’s customers, such as sustainable range management, PBR, construction management and security system integration. We also continue to focus on areas that we believe offer attractive returns to our clients such that they will continue to fund efforts, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and facility upgrades.

We believe that Versar has the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. Our three business segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

Specifically, we see the following four elements driving our strategy going forward:

•	Profitably execute our current backlog. As of January 1, 2016, our funded backlog was $193 million. We continue to aggressively control costs and work schedules through our program management expertise in order to profitably execute our current backlog.

•	Maintain investment in business development to drive future proposal pipeline. We believe that our proposal pipeline is strong and will drive a more significant backlog. We continue to invest in proposal training, have developed a client account manager program, and acquired and expanded staffing for our proposal support center. We are continually enhancing our business development technology capabilities, from expanding our use of SalesForce©, a customer relationship management tool, to developing document management systems and business evaluation tools. As a result, our pipeline has tripled over the last three fiscal years and we currently have the strongest collection of targeted indefinite delivery / indefinite quantity (“IDIQ”) contract vehicles in Versar’s history. IDIQ contract vehicles allow us to bid projects with a smaller pool of competitors.

•	Continue to pursue strategic acquisitions in attractive mergers and acquisitions market. We have an active acquisition strategy that is focused on expanding our ability to offer our technical services to new geographic areas, new clients, such as the U.S. Navy and the U.S. Department of State and enter into adjacent markets, such as security with the JCSS acquisition. We constantly improve our acquisition processes based on our successful integration of GMI, JMWA, and JCSS. A key element of management’s growth strategy is Versar’s focus on adding complementary capabilities to its already robust portfolio of service offerings with the goal of strengthening its visibility in the marketplace and increasing its ability to provide a broad range of customized solutions in virtually any location or environment.

•	Attract and retain the best people. In our ongoing efforts to be the premier global project management firm that attracts and retains the best people, we are committed to maintaining strong financial performance, pursuing extraordinary opportunities, and being an exciting place to work. Additionally, we emphasize the importance of community involvement through our support of the Wounded Warriors Run, the U.S. Marine Corps 10K race, and our “Adopt-a-Stream” annual clean-up as part of our on-going sustainability efforts.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended January 1, 2016 and December 26, 2014:

Consolidated Results of Operations

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$47,337	$34,162	92,242	$63,748
Purchased services and materials, at cost	29,351	17,031	59,118	29,258
Direct costs of services and overhead	14,366	13,682	27,192	28,434
GROSS PROFIT	$3,620	$3,449	5,932	$6,056
Gross Profit percentage	8%	10%	6%	9%

Selling general and administrative expenses	3,317	2,925	6,170	5,616
OPERATING (LOSS) INCOME	303	524	(238)	440

OTHER EXPENSE
Interest expense	176	142	351	198
(LOSS) INCOME BEFORE INCOME TAXES	$127	$382	(589)	$242

Three Months Ended January 1, 2016 compared to the Three Months Ended December 26, 2014

Gross revenue for the second quarter of fiscal year 2016 was $47.3 million, an increase of 39% compared to $34.2 million during the second quarter of the last fiscal year. The runway repair project at DAFB contributed additional revenue of $13.6 million and VSS contributed revenues of $6.5 million, off-set in part by decreases in revenue related to the PBR projects within ESG and decreases in revenue from PSG’s historical business line as a result of the loss of several task orders.

Purchased services and materials for the second quarter of fiscal year 2016 was $29.4 million, an increase of 72% compared to $17.0 million during the second quarter of the last fiscal year. Versar is the prime contractor at DAFB, and, as such, a significant portion of the work is performed by sub-contractors resulting in the increase in purchased services and materials compared to the last fiscal year.

Direct costs of services and overhead for the second quarter of fiscal year 2016 were $14.4 million, an increase of  5% compared to $13.7 million during the second quarter of the last fiscal year. The increase in costs was due to the costs contributed by VSS, acquired in September 2015 (NOTE 3 – Acquisitions).

Gross profit for the second quarter of fiscal 2016 was $3.6 million, an increase of 5% compared to $3.4 million during the second quarter of the previous fiscal year. Due to the size of the DAFB project in relation to the Company’s entire business, overall profit margins have decreased from 10% to 8%. The margins on the DAFB contract are lower than on other projects because it is a construction project and we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee on this work. However, as we integrate VSS, we expect to see increased margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from the DAFB project. In addition, as the DAFB progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins that have higher margins begin to ramp up in the third quarter, we expect to see margins improve.

While selling, general and administrative expenses for the second quarter of fiscal 2016, decreased to 7% of gross revenue from 9% of gross revenue, when compared to the second quarter of last fiscal year, these expenses increased $0.4 million or 13% in absolute dollars. During the quarter, the Company had approximately $0.4 million in costs associated with the acquisition of VSS (Note 3 – Acquisitions). Despite these additional expenses, the Company was able to control cost during the quarter due to rent savings from the now closed Fairfax, Virginia office, relocation of the VSS offices from Gaithersburg to Germantown and an internal re-alignment of ESG last year.

Income, before income taxes, for the second quarter of fiscal year 2016 was $0.3 million, compared to income, before income taxes, of $0.5 million for the second quarter of the last fiscal year. This decrease is attributable to the factors discussed above.

Six Months Ended January 1, 2016 compared to the Six Months Ended December 26, 2014

Gross revenue for the first six months of fiscal year 2016 was $92.2 million, an increase of 45% compared to $63.7 million during the first six months of the last fiscal year. The runway repair project at DAFB contributed additional revenue of $32.1 million and VSS contributed revenues of $6.5 million, off-set by decreases in revenue related to the PBR projects within ESG and decreases in revenue from PSG’s historical business line as a result of the loss of several task orders.

Purchased services and materials for the first six months of fiscal year 2016 was $59.1 million, an increase of 102% compared to $29.3 million during the first six months of the last fiscal year. Versar is the prime contractor at DAFB, and, as such, a significant portion of the work is performed by sub-contractors, resulting in the increase in purchased services and materials compared to the last fiscal year.

Direct costs of services and overhead for the first six months of fiscal year 2016 were $27.2 million, a decrease of 4% compared to $28.4 million during the first six months of the last fiscal year. The decrease in costs was a result of realized contract cost savings across all business segments, but primarily due to an internal re-alignment within ESG completed last year.

Gross profit for the first six months of fiscal year 2016 was $5.9 million, a decrease of 2% compared to $6.1 million during the first six months of the last fiscal year. Due to the size of the DAFB project in relation to the Company’s entire business, overall profit margins have decreased from 9% to 6%, as a result of the lower margins earned on the DAFB contract as discussed above. However, as we fully integrate VSS, we expect to see higher margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from DAFB. In addition, as DAFB progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins with higher margins begin to ramp up in the second quarter, we expect to see margins improve.

Selling, general and administrative expenses increased for the first six months of last fiscal year, these expenses increased $0.6 million or 10% in absolute dollars compared to the first six months of fiscal year 2015. During the second quarter, the Company had approximately $0.6 million in costs associated with the acquisition of VSS (Note 3 - Acquisitions). Despite these additional expenses, the Company was able to control cost during the quarter due to rent savings from the now closed Fairfax, Virginia office and the internal re-alignment of ESG.

Loss, before income taxes, for the first six months of fiscal year 2016 was $0.6 million, compared to income, before income taxes, of $0.2 million for the first six months of the last fiscal year. This decrease is attributable to the factors discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of January 1, 2016, funded backlog was approximately $193 million, a increase of 8 % compared to approximately $179 million of backlog at the end of fiscal year 2015. The increase was primarily attributable to backlog attributable to U.S. Government contract awards and VSS, acquired in September 2015 (discussed in Note 3 – Acquisitions).

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three month and six month periods ended January 1, 2016 and December 26, 2014. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
GROSS REVENUE	$31,868	$15,975	$61,889	$29,024
Purchased services and materials, at cost	24,509	10,332	49,648	18,058
Direct costs of services and overhead	5,574	3,564	9,188	7,367
GROSS PROFIT	$1,786	$2,079	$3,053	$3,599
Gross profit percentage	6%	13%	5%	12%

Three Months Ended January 1, 2016 compared to the Three Months Ended December 26, 2014

Gross revenue for the second quarter of fiscal year 2016 was $31.9 million, an increase of 99% compared to $16.0 million during the second quarter of the last fiscal year. The project at DAFB contributed additional revenue of $13.6 million and VSS contributed $6.5 million of revenue, off-set in part by decreases in revenue from international operations associated with declines in the Company’s Title II work in Afghanistan and in work in the Company’s subsidiary, PPS, in the United Kingdom.

Gross profit for the second quarter of fiscal year 2016 was $1.8 million, a decrease of 14% compared to $2.1 million during the second quarter of fiscal 2015, overall profit margins have decreased from 13% to 6%. The margins on the DAFB contract are lower than other projects because it is construction and as the prime contractor, the Company sub-contracted much of the work. However, as we fully integrate VSS, we expect to see higher margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from DAFB.

Six Months Ended January 1, 2016 compared to the Six Months Ended December 26, 2014

Gross revenue for the first six months of fiscal year 2016 was $61.9 million, an increase of 113% compared to $29.0 million during the first six months of the last fiscal year. The project at DAFB contributed additional revenue of $32.1 million, off-set in part by decreases in revenue from international operations associated with declines in the Company’s Title II work in Afghanistan and in work in the Company’s subsidiary, PPS, in the United Kingdom.

Gross profit for the first six months of fiscal year 2016 was $3.1 million, a decrease of 14% compared to $3.6 million during the first six months of the last fiscal year. Due to the size of the DAFB project, in relation to the remainder of the segment’s revenue, overall profit margins have decreased from 12% to 5%. As discussed above, the margins on the DAFB contract are lower than other projects because it is construction and as the prime contractor, the Company sub-contracted much of the work. However, as we fully integrate VSS, we expect to see higher margins from the projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from DAFB.

Environmental Services Group

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
GROSS REVENUE	$10,456	$12,415	$20,496	$22,680
Purchased services and materials, at cost	4,245	6,065	8,381	10,203
Direct costs of services and overhead	4,659	5,711	9,897	11,523
GROSS PROFIT	$1,552	$638	$2,217	$954
Gross profit percentage	15%	5%	11%	4%

Three Months Ended January 1, 2016 compared to the Three Months Ended December 26, 2014

Gross revenue for the second quarter of fiscal 2016 was $10.5 million, a decrease of 15% compared to $12.4 million during the second quarter of the last fiscal year. This decrease in revenue is consistent with the projected revenue associated with the PBR program and is aligned with the remaining period of performance for the program through fiscal year 2020.

Gross profit for the second quarter of fiscal 2016 was $1.6 million, compared to $0.6 million in the second quarter of the last fiscal year. This increase is due to an internal realignment of the segment’s organization during the second half of fiscal 2015, resulting in a decrease in indirect labor and controllable costs. As a percentage of revenue, purchased services has remained relatively flat and is indicative of the Company’s ongoing ability to perform the majority of the work under its contracts internally.

Six Months Ended January 1, 2016 compared to the Six Months Ended December 26, 2014

Gross revenue for the first six months of fiscal 2016 was $20.5 million, a decrease of 16% compared to $22.7 million during the first six months of the last fiscal year. The decreases in revenue are due to the loss of the Ft. Irwin contract and the revenue decrease associated with the PBR program. The PBR program projected revenue is aligned with the remaining period of performance for the program through fiscal year 2020.

Gross profit for the first six months of fiscal 2016 was $2.2 million, an increase of 143% compared to $1.0 million in the first six months of the last fiscal year. This increase is due to an internal realignment of the segment’s organization during the second half of fiscal 2015, resulting in a decrease in indirect labor and controllable costs. As a percentage of revenue, purchased services has remained relatively flat and is indicative of the Company’s ongoing ability to perform the majority of the work under its contracts internally.

Professional Services Group

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
GROSS REVENUE	$5,013	$5,772	$9,857	$12,044
Purchased services and materials, at cost	598	633	1,089	997
Direct costs of services and overhead	4,133	4,407	8,107	9,544
GROSS PROFIT	$282	$732	$661	$1,503
Gross profit percentage	6%	13%	7%	12%

Three Months Ended January 1, 2016 compared to the Three Months Ended December 26, 2014

Gross revenue for the second quarter of fiscal year 2016 was $5.0 million, a decrease of 13% compared to $5.8 million during the second quarter of the last fiscal year. The segment continues to see a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business programs. As such, the Company is focusing on ways to partner with these small businesses. To accomplish this goal the segment is transitioning from projects with the Company as prime contractor to teaming arrangements with small business where the Company is a sub-contractor. Due to this transition the segment has experienced a decline in revenue.

Gross profit for the second quarter of fiscal year 2016 was $0.3 million, a decrease of 62% compared to $0.7 million in the second quarter of the last fiscal year. This decrease is a direct result of the decline in revenue due to the loss of task orders and associated direct labor as this segment’s business shifts as outlined above.

Six Months Ended January 1, 2016 compared to the Six Months Ended December 26, 2014

Gross revenue for the first six months of fiscal year 2016 was $9.9 million, a decrease of 18% compared to $12.0 million during the first six months of the last fiscal year. The segment continues to see a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business programs. As such, the Company is focusing on ways to partner with these small businesses. To accomplish this goal the segment is transitioning from projects with the Company as prime contractor to teaming arrangements with small business where the Company is a sub-contractor. Due to this transition the segment has experienced a decline in revenue.

Gross profit for the first six months of fiscal 2016 was $0.7 million, a decrease of 56% compared to $1.5 million in the first six months of the last fiscal year. This decrease is a direct result of the decline in revenue due to the loss of task orders and associated direct labor as this segment’s business shifts as outlined above.

Liquidity and Capital Resources

Our working capital as of January 1, 2016 was approximately $8.6 million compared to working capital at June 26, 2015 of $23.1 million. Our current ratio at January 1, 2016 was 1.18 compared to 1.54 at June 26, 2015. Our expected capital requirements for the full 2016 fiscal year are approximately $1.5 million, which will be funded through existing working capital. All payments related to the contingent consideration related to the JCSS purchase (Note 3 – Acquisition), over the next 3 years will be funded through existing working capital. Further, we believe that anticipated cash flows from ongoing operations and the funds available from our line of credit facility will be sufficient to meet our other ongoing liquidity needs.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the “Guarantors”), entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A., as the lender and letter of credit issuer for a revolving credit facility in the amount of $25 million and a term facility in the amount $5 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Second Amended and Restated Loan and Security Agreement with United Bank and to pay the purchase price for the acquisition of JSCC.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended January 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 6 - Exhibits

Exhibit No.	Description

10.1	Loan Agreement, dated September 30, 2015, by and amoung Versar, Inc. and Bank of America, N.A. as lender and l/c issuer (incorporated by reference to exhibit 10.1 to that certain Current Report on Form 8-K filed by the registrant on October 6, 2015).

10.2	Security Agreement, dated September 30, 2015, by and among Versar, Inc., GEO-Marine, Inc., Versar International, Inc., J.M. Waller Associates, Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.2 to that certain Current Report on Form 8-K filed by the registrant on October 6, 2015).

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

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

Date: February 16, 2016

