Form 10-Q
period 2016-04-01
VERSAR INC
filed 2016-05-20
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended April 1, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Class of Common Stock $.01 par value	Outstanding at May 19, 2016 9,892,778

VERSAR, INC. and SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE

PART I – FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 1, 2016 (unaudited) and June 26, 2015.	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended April 1, 2016 and March 27, 2015.	4

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Nine Months Ended April 1, 2016 and March 27, 2015.	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 1, 2016 and March 27, 2015.	6

	Unaudited Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	30

ITEM 4.	Controls and Procedures	30

PART II – OTHER INFORMATION		31

ITEM 1.	Legal Proceedings	31

ITEM 6.	Exhibits	33

SIGNATURES		34

EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)

	As of
	April 1, 2016	June 26, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,992	$2,109
Accounts receivable, net	44,378	57,171
Inventory, net	1,166	1,188
Prepaid expenses and other current assets	1,650	1,540
Deferred income taxes	998	1,366
Income tax receivable	1,487	2,373
Total current assets	52,671	65,747
Property and equipment, net	1,655	2,084
Deferred income taxes, non-current	8,519	414
Goodwill	4,401	16,066
Intangible assets, net	8,487	4,643
Other assets	310	252
Total assets	$76,043	$89,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,750	$35,852
Accrued salaries and vacation	3,069	3,332
Other current liabilities	3,211	1,114
Notes payable, current	5,019	2,313
Line of credit	15,936	-
Total current liabilities	43,985	42,611
Notes payable, non-current	2,885	5,835
Other long-term liabilities	3,398	1,390
Total liabilities	50,268	49,836
Stockholders' equity

Common stock $.01 par value; 30,000,000 shares authorized; 10,215,352 shares issued and 9,848,927 shares outstanding as of April 1, 2016, 10,128,923 shares issued and 9,805,082 shares outstanding as of June 26, 2015.	101	101
Capital in excess of par value	31,083	30,798
(Accumulated deficit) Retained earnings	(3,213)	10,439
Treasury stock, at cost	(1,478)	(1,460)
Accumulated other comprehensive loss	(718)	(508)
Total stockholders' equity	25,775	39,370
Total liabilities and stockholders' equity	$76,043	$89,206

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015

GROSS REVENUE	$36,484	$39,785	$128,726	$103,533
Purchased services and materials, at cost	21,365	22,330	80,483	51,588
Direct costs of services and overhead	14,276	14,083	41,468	42,516
GROSS PROFIT	843	3,372	6,775	9,429

Selling, general and administrative expenses	3,032	2,749	9,203	8,365
Goodwill Impairment	15,931	-	15,931	-
Intangible Impairment	2,938	-	2,938	-
OPERATING (LOSS) INCOME	(21,058)	623	(21,297)	1,064

OTHER EXPENSE
Interest income	(10)	(1)	(10)	(1)
Interest expense	189	134	540	332
(LOSS) INCOME BEFORE INCOME TAXES	(21,237)	490	(21,827)	733

Income tax (benefit) expense	(7,952)	228	(8,176)	280

NET (LOSS) INCOME	$(13,285)	$262	$(13,651)	$453

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(1.34)	$0.03	$(1.39)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,885	9,802	9,849	9,761
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,885	9,802	9,849	9,775

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
COMPREHENSIVE (LOSS) INCOME

Net (loss) Income	$(13,285)	$262	$(13,651)	$453
Foreign currency translation adjustments	(28)	(117)	(210)	(331)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(13,313)	$145	$(13,861)	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	April 1, 2016	March 27, 2015
Cash flows from operating activities:

Net (loss) income	$(13,651)	$453
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Depreciation and amortization	2,378	1,949
Loss on sale of property and equipment	-	56
Provision for (recovery of) doubtful accounts receivable	(406)	(58)
Loss on life insurance policy cash surrender value	-	(30)
(Benefit) for deferred income taxes	(7,737)	139
Share based compensation	285	302
Goodwill impairment	15,931	-
Intangibles impairment	2,938	-
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	19,983	(8,495)
Increase in prepaid and other assets	(110)	(656)
Decrease in inventories	(91)	(294)
(Decrease) increase in accounts payable	(21,064)	6,853
Decrease in accrued salaries and vacation	(465)	(1,474)
Decrease in income tax receivable	855	188
Increase (decrease) in other assets and liabilities	2,046	(992)
Net cash provided by (used in) operating activities	892	(2,059)
Cash flows from investing activities:
Purchase of property and equipment	(459)	(609)
Payment for JCSS acquisition, net of cash acquired	(10,460)	-
Payment for Waller acquisition, net of cash acquired	-	(6,544)
Premiums paid on life insurance policies	-	(23)
Net cash used in investing activities	(10,919)	(7,176)
Cash flows from financing activities:
Borrowings on line of credit	48,540	12,899
Repayments on line of credit	(32,604)	(12,899)
Loan for Waller Purchase	-	4,000
Repayment of Loan for Waller Purchase	(4,477)	(998)
Loan for JCSS Purchase	1,667	-
Repayment of notes payable	(2,206)	(2,367)
Purchase of treasury stock	(18)	(58)
Net cash provided by financing activities	10,902	577
Effect of exchange rate changes on cash and cash equivalents	8	106
Net increase (decrease) in cash and cash equivalents	883	(8,552)
Cash and cash equivalents at the beginning of the period	2,109	9,674

Cash and cash equivalents at the end of the period	$2,992	$1,122
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with Waller acquisition	$-	$6,000
Contingent consideration payable related to JCSS acquisition	$3,154	$-
Cash paid for interest	$540	$332
Cash paid for income taxes	$44	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended June 26, 2015, filed with the SEC on September 15, 2015. The results of operations for the nine-month periods reported herein are not necessarily indicative of results that may be expected for the full fiscal year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends in most cases on the last Friday of the fiscal period except for the Company’s third quarter during fiscal year 2016 which ended on the first Friday in April 2016. The three-month period ended April 1, 2016 included 13 weeks compared to the period ended March 27, 2015, which included 13 weeks. Fiscal year 2016 will include 53 weeks and fiscal year 2015 included 52 weeks. Therefore, for comparative purposes, the year to date numbers presented will include an additional week of results for fiscal year 2016.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update NO. 2015-17 – “Balance Sheet Classifications of Deferred Taxes” (ASU 2015-17”). To simplify the presentation of deferred income taxes, ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. ASU 2017 -17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. We have not yet determined the effect of the adoption of ASU 2016-02 on our consolidated financial statements nor have we selected a transition date.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for its fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09.

NOTE 2 – BUSINESS SEGMENTS

The Company is aligned into three reportable segments: Engineering and Construction Management (ECM), Environmental Services (ESG), and Professional Services (PSG), all described below.

•	ECM

This business segment performs Title I Design Services, Title II Construction Management Services, Title III Construction Services and specialized security integration services for Federal Government clients. This business segment also provides other related engineering and construction type services both in the United States and internationally and provides national security services in several markets that require ongoing services and support and which have received funding priority from the federal government.

•	ESG

This business segment provides comprehensive environmental consulting services, environmental remediation services, and environmental conservation services to a wide variety of federal and state/local government agencies as well as commercial/private sector clients. Versar’s environmental consulting services include multidisciplinary regulatory compliance expertise (tanks, air and greenhouse gases, toxicological/exposure assessment, water quality, etc.) with ERS comprising turn-key contaminated site remediation (including munitions and ordnance) from initial characterization through remedy selection, construction, and site operations. Environmental conservation work includes broad-based technical services focused on natural resources (wetlands, waterways, storm water quality, ecosystem studies) and cultural resources (archaeology, anthropology, historic preservation, etc.). In ESG’s organizational structure, services are aligned to Technical Service Areas (TSA) that include Compliance, Remediation, Cultural Resources, Natural Resources, and Unexploded Ordnance (UXO)/Military Munitions Response Program (MMRP).

•	PSG

This business segment provides onsite environmental management, planning and engineering services to the Department of Defense (DOD) installations and to the U.S. Departments of Justice (DOJ) and Transportation (DOT). Versar provides on-site or staff augmentation services that enhance the customer’s mission using subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the DOD continues its shift toward its core military mission and downsizes due to increased budgetary pressure. Primarily at the U.S. Army Installation level or DOD Joint Base level (two or more DOD facilities realigning management functions to establish a single entity), this segment also serves government clients by supporting them in areas where their capabilities and capacities are lacking.

Presented below is summary operating information by segment for the Company for the three-month and nine-month periods ended April 1, 2016 and March 27, 2015.

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$23,960	$23,242	$85,850	$52,266
ESG	8,279	11,361	28,775	34,041
PSG	4,245	5,182	14,101	17,226
	$36,484	$39,785	$128,726	$103,533

GROSS (LOSS) PROFIT (a)
ECM	$893	$2,120	$3,945	$5,719
ESG	248	831	2,466	1,786
PSG	(298)	421	364	1,924
	$843	$3,372	$6,775	$9,429

Selling, general and administrative expenses	3,032	2,749	9,203	8,365
Goodwill Impairment	15,931	-	15,931	-
Intangible Impairment	2,938	-	2,938	-
OPERATING (LOSS) INCOME	$(21,058)	$623	$(21,297)	$1,064

(a)        Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE 3 – ACQUISITIONS

On September 30, 2015, the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., formerly known as Johnson Controls Security Systems (JCSS), which is now known as Versar Security Systems (VSS). This group is headquartered in Germantown, Maryland and generated approximately $34 million in trailing twelve month revenues prior to the acquisition date from key long-term customers such as the Federal Aviation Administration (FAA) and the Federal Emergency Management Agency (FEMA). The acquisition brings significant funded backlog and was accretive during the quarter. During the third quarter VSS contributed $6.1 million in revenue to the Company. The results of operations of VSS have been included in the Company’s consolidated results from the date of acquisition.

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities.

At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $9.5 million (undiscounted) based on certain events within the earn out period of three years from September 30, 2015. Based on the facts and circumstances as of April 1, 2016, management believes the amount of the contingent consideration that will be earned within the earn out period is $3.2 million, based on the probability weighting of future cash flows. This anticipated contingent consideration is recognized as consideration and as a liability, of which $1.6 million is presented within other current liabilities and $1.6 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of April 1, 2016. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $9.5 million, with the amount recorded being the most probable.

VSS has contributed approximately $12.6 million in revenue and $10.6 million in expenses from the date of the acquisition through April 1, 2016. Additionally, the Company has incurred approximately $0.6 million of acquisition and integration costs through April 1, 2016, recorded in selling, general, and administrative (SG&A) expenses.

Due to the significance of the VSS acquisition, use of the measurement period is necessary to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. During the three months ended April 1, 2016, the Company recorded a decrease to goodwill of $13.9 million and an increase to the valuation of intangible of $8.1 million. related to measurement period adjustments to the preliminary purchase price allocation. The measurement period adjustments include a decrease of $6.3 million to other liabilities for the contingent consideration discussed above.

The complete purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the September 30, 2015 acquisition date. Goodwill was allocated to our ECM segment. Goodwill represents the value in excess of fair market value that the Company paid to acquire JCSS. The allocation of intangibles has been completed by an independent third party and recorded on the Company’s consolidated balance sheet as of April 1, 2016.

Amount
Description	(in thousands)
Accounts receivable	$6,979
Prepaid and other	15
Property and equipment	29
Goodwill	4,266
Intangibles	8,129
Assets Acquired	19,418

Account payable	1,675
Other liabilities	3,509
Liabilities Assumed	5,184

Acquisition Purchase Price	$14,234

The table below summarizes the unaudited pro forma statements of operations for the three and nine months ended March 27, 2015, respectively, assuming that the JCSS acquisition had been completed as of the first day of the three-month and nine-month periods. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company.

VERSAR, INC. AND SUBSIDIARIES

Pro forma Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Nine Months ended April 1, 2016 (in thousands)
	Versar	JCSS	Pro Forma Combined

GROSS REVENUE	$128,726	6,497	135,223
Purchased services and materials, at cost	80,483	3,816	84,299
Direct costs of services and overhead	41,468	1,043	42,511
GROSS PROFIT	6,775	1,638	8,413

Selling, general and administrative expenses	9,203	450	9,653
Goodwill Impairment	15,931		15,931
Intangible Impairment	2,938		2,938
OPERATING (LOSS) INCOME	(21,297)	1,188	(20,109)

OTHER EXPENSE
Interest income	(10)	-	(10)
Interest expense	540	-	540
(LOSS) INCOME BEFORE INCOME TAXES	(21,827)	1,188	(20,639)

Income tax (benefit) expense	(8,176)	457	(7,719)

NET (LOSS) INCOME	$(13,651)	731	(12,920)

NET (LOSS) INCOME PER SHARE-BASIC AND DILUTED	$(1.39)		(1.31)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,849		9,849
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,849		9,849

VERSAR, INC. AND SUBSIDIARIES

Pro forma Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Three Months ended March 27, 2015 (in thousands)			For the Nine Months ended March 27, 2015 (in thousands)
	Versar	JCSS	Pro Forma Combined	Versar	JCSS	Pro Forma Combined

GROSS REVENUE	$39,785	6,497	46,282	$103,533	19,490	123,023
Purchased services and materials, at cost	22,330	3,816	26,146	51,588	11,447	63,035
Direct costs of services and overhead	14,083	1,043	15,126	42,516	3,130	45,646
GROSS PROFIT	3,372	1,638	5,010	9,429	4,913	14,342

Selling, general and administrative expenses	2,749	450	3,199	8,365	1,350	9,715
OPERATING (LOSS) INCOME	623	1,188	1,811	1,064	3,563	4,627

OTHER EXPENSE
Interest income	(1)	-	(1)	(1)	-	(1)
Interest expense	134	-	134	332	-	332
(LOSS) INCOME BEFORE INCOME TAXES	490	1,188	1,678	733	3,563	4,296

Income tax (benefit) expense	228	457	685	280	1,372	1,652

NET (LOSS) INCOME	$262	731	993	$453	2,191	2,644

NET (LOSS) INCOME PER SHARE-BASIC AND DILUTED	$0.03		0.10	$0.05		0.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,802		9,802	9,761		9,761
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,802		9,802	9,775		9,775

NOTE 4 – ACCOUNTS RECEIVABLE

	As of
	April 1, 2016	June 26, 2015
	(in thousands)
Billed receivables
U.S. Government	$14,948	$8,787
Commercial	4,462	8,074
Unbilled receivables
U.S. Government	24,316	40,769
Commercial	861	157
Total receivables	44,587	57,787
Allowance for doubtful accounts	(209)	(616)
Accounts receivable, net	$44,378	$57,171

Unbilled receivables represent amounts earned which have not yet been billed and other amounts that can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected during fiscal year 2016 and 2017; therefore, in accordance with industry practice, they have been presented as current assets.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the third quarter of fiscal 2016, sustained delay in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, were deemed to be triggering events that led to an interim period test for goodwill impairment. The Company performed the detailed Step 1 impairment testing methodologies discussed below.

In Step 1 of the goodwill impairment test, the Company has estimated the fair value of each of its reporting units. To assess the value of each reporting unit, the Company considered the income approach and the market approach. The Company concluded that the income approach was not applicable because each reporting unit is unprofitable or marginally profitable. The Company has relied on the market approach.

Market approach

Under the market approach, the Company considered the guideline public company method. The guideline public company method takes into consideration the values of selected public companies operating within the same industry as the Company. Based on this set of comparable company data, price-to-expected-revenue multiples were derived. The Company estimated the value of each reporting unit by applying a multiple of 0.45x to its expected FY 2017 revenues.

The fair value determined under the market approach is sensitive to these market multiples, and a decline in any of the multiples could reduce the estimated fair value of any of the three reporting units below their respective carrying values.

The results of the Step 1 impairment testing indicated that there may be impairment in the ECM and PSG reporting units. The ESG reporting unit estimated fair value exceeded its carrying value by approximately .04%, without applying a control premium, and it was concluded that the goodwill balance of $4.4 million was not impaired. As a way to validate the estimated reporting unit fair values, the total market capitalization of the Company was compared to the total estimated fair value of all reporting units, and an implied control premium was derived. Market data in support of the implied control premium was used in this reconciliation to corroborate the estimated reporting unit fair values.

Step 2 of the goodwill impairment testing will be completed during the fourth quarter of fiscal 2016 and the value remaining to be allocated to the goodwill associated with these two reporting units will be assigned. As of April 1, 2016, based on the Step 1 testing, the Company has recognized impairment expense of $11.4 million for the ECM reporting unit and $4.4 million for the PSG reporting unit. The goodwill impairment charge is a preliminary estimate and is subject to change in the fourth quarter of fiscal 2016 after the Company finalizes the Step 2 goodwill impairment test.

The carrying value of goodwill after impairment at April 1, 2016 and June 26, 2015 was $4.4 million and $16.1 million, respectively. The Company’s remaining goodwill balance, after impairment, was derived from the acquisition of J.M. Waller Associates, Inc. (“JMWA”) in fiscal year 2015, the acquisition of Geo-Marine, Inc. (“GMI”) in fiscal year 2014, and the acquisition of ADVENT Environmental, Inc. (“ADVENT”) in fiscal year 2010.

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 26, 2015	$7,222	$4,401	$4,442	$16,065

JCSS Acquisition	4,266	-	-	4,266

Impairment expense	(11,488)	-	(4,442)	(15,930)

Balance, April 1, 2016	$-	$4,401	$-	$4,401

Intangible Assets

The Company reviews definite-lived intangible assets for impairment when events or changes in circumstances (a triggering event) indicate that the asset may have a net book value in excess of recoverable value. During the third quarter of fiscal 2016, as noted above, management determined the sustained delays in customer contract awards and contract funding, coupled with the sustained decrease in the Company’s share price, were deemed to be triggering events that provided indicators that its definite-lived intangible assets may be impaired. The Company performed a recoverability test on all of its definite-lived intangible assets which compares the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.

Based on the results of the impairment testing, the Company concluded that the value of definite-lived assets with a carrying of amount of $2.9 million was not recoverable. The Company has recorded a charge of $1.5 million for the impairment of definite-lived intangible assets acquired from JM Waller, a charge of $0.8 million for the impairment of definite-lived intangible assets acquired from GMI, and a charge of $0.7 million for the impairment of definite-lived intangible assets acquired from PPS and Charron Consulting. As a result of these charges, the carrying amount of intangible assets acquired from Charron and PPS has been reduced to zero, and the carrying amount of intangible assets in the Company’s PSG line of business have been reduced to zero.

The Company’s intangible assets associated with the JCSS acquisition (See Note 3 – Acquisitions), and the carrying value of $7.5 million related of intangible assets to customer relationships, contractual backlog and non-competition agreements were not impaired as of April 1, 2016.

The changes in the carrying amounts of other intangible assets for the nine months ended April 1, 2016 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of April 1, 2016
Customer-related	$12,409	$(2,223)	$(2,744)	$7,442	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	2-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(343)	-	856	1.75 yrs
Non-competition-related	210	(21)	-	189	5 yrs

Total	$15,743	$(4,318)	$(2,938)	$8,487

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of June 26, 2015

Customer-related	$5,689	$(1,613)	$-	$4,076	5-15 yrs
Marketing-related	1,084	(698)	-	386	5-7 yrs
Technology-related	841	(660)	-	181	7 yrs

Total	$7,614	$(2,971)	$-	$4,643

Amortization expense for intangible assets was approximately $0.8 million for the three months and $1.3 million for the nine month periods ending April 1, 2016. Expected future amortization expense in the fiscal quarter and years subsequent to April 1, 2016 is as follows:

Years	Amounts
(in thousands)
2016	$316
2017	1,264
2018	579
2019	579
2020	579
Thereafter	5,170
Total	$8,487

NOTE 6 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	April 1, 2016	June 26, 2015
	(in thousands)
Raw Materials	$718	$722
Finished Goods	382	400
Work-in-process	128	152
Reserve	(62)	(86)
Total	$1,166	$1,188

NOTE 7 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

Other Current Liabilities

	As of
	April 1, 2016	June 26, 2015
	(in thousands)
Project related reserves	$57	$57
Payroll related	44	221
Deferred rent	257	63
Lease Loss Accrual	152	-
Acquired capital lease liability	110	176
Warranty reserves	337	-
JCSS Contingent Consideration Payable	1,577	-
Other	677	597
Total	$3,211	$1,114

As of April 1, 2016, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

NOTE 8 – ABANDONED LEASED FACILITIES

In March 2016, the Company abandoned its field office facilities in Mount Pleasant, SC and Lynchburg, VA, both within the ESG segment. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on April 1, 2016, and has no foreseeable plans to occupy them in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Mount Pleasant, SC, and June 2020 for Lynchburg, VA. The Company also recognized $0.1 million of costs for the associated leasehold improvements related to the Lynchburg, VA office.

NOTE 9 – DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company issued notes payable to the three stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year (the “JMWA Notes”). Accrued interest is recorded within the notes payable line item in the consolidated balance sheets. As of April 1, 2016, the outstanding principal balance of the JMWA notes payable was $4.1 million.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the “Guarantors”), entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A., (the “Lender”) as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

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

As of April 1, 2016, the Company’s outstanding principal debt balance was $7.9 million comprised of the Bank of America facility term loan balance of $3.3 million, JMWA Note balance of $4.1 million and a note balance related to the financing of certain Company insurance coverages of $0.5 million. The following maturity schedule presents all outstanding debt as of April 1, 2016;

Fiscal Years	Amounts
(in thousands)
2016	$1,579
2017	3,831
2018	1,399
2019	1,095
Total	$7,904

Line of Credit

As noted above, the Company has a $25.0 million revolving line of credit facility pursuant to the Loan Agreement with the Lender. The revolving credit facility is scheduled to mature on September 30, 2018. The Company borrowed $15.9 million under its line of credit during the nine month period ended April 1, 2016.

Debt Covenants

During the third quarter of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the covenant regarding its Consolidated Total Leverage Ratio (which requires that the Company maintain a Consolidated Total Leverage Ratio, as defined, of not greater than 3.25:1.0) under the Loan Agreement for the fiscal quarter ended January 1, 2016. Further, the Company has determined that it is not in compliance with the covenants regarding its Consolidated Total Leverage Ratio and Consolidated Senior Leverage Ratio (which requires the Company to maintain a Consolidated Senior Leverage Ratio, as defined, of not greater than 2.75:1.0) under the Loan Agreement for the fiscal quarter ended April 1, 2016 and the Asset Coverage Ratio (which requires the Company maintain an Asset Coverage Ratio, as defined, of greater than 1.25:1.0) under the Loan Agreement for the fiscal quarter ended April 1, 2016. Each failure to comply with these covenants constitutes a default under the Loan Agreement. On May 12, 2016, the Company, certain of its subsidiaries and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the “Forbearance Period”). During the Forbearance Period, the Company can continue to borrow funds pursuant to the terms of the Loan Agreement. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf. The Company is seeking a resolution with the Lender and pursuing alternative sources of funding for its ongoing business operations as needed if a satisfactory resolution is not achieved.

Further, even if the Company is able to refinance its Loan Agreement and maintain compliance with its debt covenants, it may have to raise additional capital to fund operations. If the Company is unable to raise additional financing, the Company will need to adjust its operational plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

The accompanying Interim Financial Statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to reach a satisfactory resolution with the Lender or identify alternative sources of funding and raise additional capital as needed to fund operations, due to the Company’s negative cash flow from operations and accumulated deficit, there would be substantial doubt about its ability to continue as a going concern. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 – NET INCOME (LOSS) PER SHARE

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

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,885	9,796	9,849	9,761
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	6	-	14
Weighted average common shares outstanding-diluted	9,885	9,802	9,849	9,775

NOTE 11 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through April 1, 2016, a total of 667,103 restricted stock units have been issued under the 2010 Plan and there are 335,897 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the nine month period ended April 1, 2016, the Company awarded 209,500 restricted stock units to its executive officers and certain employees, all of which vest over a period of two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at April 1, 2016, was approximately $480,283, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $111,000 and $80,000 for the three months ended April 1, 2016 and March 27, 2015, respectively. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $285,000 and $303,000 for the nine months ended April 1, 2016 and March 27, 2015 respectively. These expenses were included in direct costs of services and overhead and SG&A expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 12 – INCOME TAXES

As of April 1, 2016 and June 26, 2015, the Company had approximately $9.4 million and $1.8 million, respectively, in net deferred income tax assets, which are primarily related to temporary differences between financial statement and income tax reporting. Such differences included net operating loss carry forwards, depreciation, deferred compensation, accruals and reserves. The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of April 1, 2016 and June 26, 2015, the Company had $1.0 million and $0.8 million, respectively, recorded as a valuation allowance. The effective tax rates were approximately 37.5% and 38.3% for the first nine months of fiscal 2016 and 2015, respectively.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three and nine month periods ended April 1, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2015, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

Overview

Versar is a global project management company providing sustainable value oriented solutions to government and commercial clients primarily in three business segments: (1) Engineering and Construction Management (ECM), (2) Environmental Services (ESG), and (3) Professional Services (PSG). Versar also provides tailored and secure solutions in harsh environments and offers specialized abilities for classified projects and hazardous materials management.

Business Segments

ECM

This business segment performs Title I Design Services, Title II Construction Management Services, and Title III Construction Services, all of which are discussed below. This business segment also provides other related engineering and construction type services both in the United States and internationally. It provides national security solutions in several product and service areas that have received funding priority and require ongoing services and support. Our services in this segment include the following:

•	Title I Design Services entail a broad-range of expertise including master planning, land use planning, space utilization studies, requirements definition and scoping, programming, cost estimates, infrastructure and traffic planning, privatization studies, and other feasibility studies. Title II Construction Management Services involve construction oversight, inspection, job site evaluations, and construction documentation, among other areas. Other related services include system optimization and commissioning, scheduling, and quality assurance/control. Title III Construction Services are actual construction services. Certain staff members in this business segment hold security clearances enabling Versar to provide services for classified construction efforts. These services also include the runway repair project at Dover Air Force Base (DAFB) and the $98.3 million firm fixed price Design/Bid/Build task order awarded to the Company on August 13, 2014. This task order was awarded under Versar’s S/R&M Acquisition Task Order Contract (SATOC) indefinite delivery/indefinite quantity (IDIQ) with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services AFCEC customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. Versar will be the general contractor managing all work with our key subcontractors. This contract will be completed by the end of calendar year 2016.

•	This segment’s clients consist of federal, state, local, international, and commercial customers. Examples of federal work include construction and construction management services for the U.S. Air Force (USAF) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers.

•	In conjunction with our ESG business unit, ECM pursues opportunities in energy/green initiatives. Our acquisition of GMI has enhanced our ability to provide such energy-related services.

•	Versar’s subsidiary, PPS, is a leading UK manufacturer and distributor of decontamination equipment and personal protective equipment, specializing in providing complete solution packages to a wide variety of hazard prone industries throughout the world.

•	Through Versar Security Systems (VSS), ECM pursues opportunities as a security systems integrator by designing, installing and supporting complex physical security, network security, and facilities management systems primarily for Federal Government clients such as FAA, the Food and Drug Administration, DOJ, the Federal Bureau of Investigation and FEMA. VSS is a valuable strategic asset for the Company and has technical capabilities and geographic representation that have given the Company broader market reach.

ESG

This business segment provides full service environmental solutions for project life cycles ranging from a few weeks to more than 15 years in duration and includes Remediation, Compliance, Natural Resources, Cultural Resources, and UXO/MMRP TSAs. Each TSA develops and implements a strategic plan with goals for sales to existing clients/contracts, identification of new clients and contract opportunities, and a forward-looking vision for service expansion and emerging areas. An overarching goal for ESG is to increase collaboration among the Versar business segments to enhance services for existing clients, diversify and expand client base, and grow geographically.

•	Versar’s remediation program has a strong basis in turnkey remediation services under IDIQ contracts for the USAF, remedial design services for the U.S. Environmental Protection Agency (EPA), and remedial design/construction for the U.S. Navy. The work for the USAF on Versar’s Performance-Based Remediation (PBR) program is in its fourth consecutive year of a performance period that extends until September 2020. Versar manages nearly 150 different sites at 14 USAF facilities located in nine different states throughout the U.S., with many sites in different stages of the project life cycle, which may extend up to 20 years or more for a typical remediation site. The $90 million Program, when fully funded through 2020, is expected to yield approximately $16 million in revenue this year during fiscal year 2016 and is 54% complete. The Program has been incrementally funded this year via contract modification to add backlog totaling about $4 million, and is now funded to nearly $72 million.

•	Versar is presently a prime contractor for the EPA Remedial Action Contract (RAC) in Region 4 (southeastern U.S.). Versar provides services to the EPA for the functional areas of General Requirements, Field Work and Analytical Support, Treatability Studies, Remedial Investigation/Feasibility Study, Remedial Design, Oversight, and other work areas. The contract extends through May 2018 with a total to-date value of approximately $31 million on 47 separate assignments. The RAC work depends less on subcontracting (compared to PBR) and is a significant source of labor revenue, contributing approximately $3 million or more annually in gross revenue to the Remediation TSA.

•	Versar’s history is deeply rooted in environmental compliance. Much of Versar’s compliance work consists of assisting clients maintain compliance within various state and federal regulatory program requirements involving waste and materials management (hazardous waste, hazardous materials, solid waste, underground storage tanks), water quality (storm water, wastewater, drinking water), air, toxics (pesticides, PCBs, asbestos, mold, lead paint), Environmental Management Systems , and pollution prevention.

•	The primary focus of the very wide-ranging Compliance TSA includes the following three (3) areas: multimedia environmental compliance, environmental and toxicological risk assessments, and meteorological services. We provide these services to state, federal, and private commercial clients, including comprehensive Fence-to-Fence (F2F) environmental compliance services through four separate task orders issued through the GSA, USAF, and USACE at five (5) Air Force Bases in the U.S. Versar has provided, and continues to provide, risk assessment and toxicological services to the EPA through ongoing contracts for 30+ years. Meteorological services include weather forecasting, ‘nowcasting’, climatological reviews of critical functions/locations, siting studies based on weather parameters, and incident investigation. Much of this work is provided for confidential clients in sensitive locations throughout the world.

•	Versar’s Natural Resources program is a long-standing, robust program that includes a wide range of services including large-scale planning such as Environmental Assessments (EAs) and Environmental Impact Statements (EISs), terrestrial and marine biological surveys and management, Section 7 consultation, wetland delineation, mitigation, and permitting, invasive species control, watershed and water resource planning and management, ecosystem restoration, and coastal zone management. We support private, state, local and federal government clients across the U.S. and its territories. In fact, we have worked in every U.S. state, Puerto Rico, Guam, the Marianas, Diego Garcia, Cuba, the U.K., French Guiana, and every Navy operating area across the globe. Currently, Versar holds IDIQ contracts with the U.S. Navy, USACE, and the GSA that support natural resources program both contiguous United States (CONUS) and outside the continental United States (OCONUS), as well as several large contracts with the states of Maryland and Virginia. The program continues to grow as we broaden our services and capabilities and expand geographically to support our long-standing client.

•	Cultural resources are defined as the collective evidence of past activities and accomplishments of people. Buildings, structures, features, and landscapes with scientific, historic, and cultural value are all examples of cultural resources. Versar offers comprehensive professional services related to cultural resources services including the performance of multidisciplinary inventory, evaluation, and mitigation studies of archaeological and architectural properties for federal agencies (including Historic American Building Survey /Historic American Engineering Record documentation), the performance of Native American Graves Protection and Repatriation Act inventory studies, development of national and local historic contexts and guidelines for determining National Register eligibility, and development of public outreach documentation (museum exhibits, 3D visualization, documentary videos, booklets, and posters). The experience of the Cultural Resources TSA with federal agencies includes USACE, the U.S. Navy, AFCEC, the Department of Energy, the Immigration and Naturalization Service, the National Park Service, Customs and Border Protection and GSA. Through these federal sector and other contracts, Versar’s Cultural Resources TSA has performed cultural resources work in 45 states. The forward focus of the Cultural Resources TSA is the expansion of our services across DOD within both CONUS and OCONUS locations.

•	Versar’s UXO/MMRP TSA provides wide ranging services related to Munitions and Explosives of Concern Investigations and Removal, Ordnance and Explosives Disposal, and range management/range sustainment. Our capabilities in this area include geophysical surface and subsurface detection and clearance of munitions, anomaly avoidance and construction support, demolition and demilitarization, engineering controls, and a full complement of services for remediation, feasibility studies, cost analysis, training, and blast analysis and modeling. ESG continues to provide munitions response services at one of the largest USAF testing and training ranges, Nellis Air Force Base in Nevada. Our services include operational range clearance, operations and maintenance, and range sustainment services. The current contract extends through fiscal year 17, and Versar is well positioned for the follow-on contract procurement with an expectation to extend our over 15+ years of continuous service on the Nevada Test and Training Range. Versar is also expanding our UXO/MMRP services internationally, leveraging our OCONUS past performance and experience working in remote and austere environments. The continued focus of the DOD and USACE for work OCONUS and in potentially hostile or remote/austere locations is a strong focus of the TSA. The Company’s longstanding experience with OCONUS work supporting project requirements in Iraq and Afghanistan as well as recent past performance with UXO/MMRP work for USACE in forward operating zones provides unique qualifications that may be leveraged for new contract awards in the coming fiscal year.

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

In such a challenging economic environment, we focus on those opportunities where the U.S. Government continues funding and that clearly align with Versar’s customers, such as sustainable range management, PBR, construction management and security system integration. We also continue to focus on areas that we believe offer attractive returns to our clients such that they will continue to fund efforts, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and facility upgrades.

We believe that Versar has the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. Our three business segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

Specifically, we see the following four elements driving our strategy going forward:

•	Profitably execute our current backlog. As of April 1, 2016, our funded backlog was $158 million. We continue to aggressively control costs and work schedules through our program management expertise to profitably execute our current backlog.

•	Maintain investment in business development to drive future proposal pipeline. We believe that our proposal pipeline is strong and will drive a more significant backlog. We continue to invest in proposal training, maximize our client account manager program, and maximize our proposal support center. We are continually enhancing our business development technology capabilities, from expanding our use of SalesForce©, a customer relationship management tool, to developing document management systems and business evaluation tools. As a result, our pipeline has tripled over the last three fiscal years and we currently have the strongest collection of targeted IDIQ contract vehicles in Versar’s history. IDIQ contract vehicles allow us to bid projects with a smaller pool of competitors.

•	Consider strategic acquisitions. Historically, we have had an active acquisition strategy focused on expanding our ability to offer our technical services to new geographic areas, new clients and entering into adjacent markets, such as security with the acquisition of Johnson Controls Security Systems, now known as Versar Security Systems. Through the acquisitions of GMI, J.M. Waller Associates, Inc. and VSS, we have developed sophisticated acquisition and integration processes. For the foreseeable future, the Company will focus on maximizing the value of each of these key acquisitions. Should the Company’s financial circumstances so allow in the future, management will consider additional acquisitions that add complementary capabilities to the Company’s already robust portfolio of service offerings.

•	Attract and retain the best people. In our ongoing efforts to be the premier global project management firm that attracts and retains the best people, we are committed to maintaining strong financial performance, pursuing extraordinary opportunities, and being an exciting place to work. Additionally, we emphasize the importance of community involvement through our support of the U.S. Marine Corps 10K race, and our “Adopt-a-Stream” annual clean-up as part of our on-going sustainability efforts.

For the three months and nine months ended April 1, 2016, the Company operated at a financial loss. We continue to experience delays in contract awards, as well as delays in funding values for work which has been previously awarded. The Company made certain cost cutting measures during the third quarter. The results of these cost savings will continue into future periods. Going forward, we will continue to aggressively manage our costs as needed based on the performance of the Company.

For the three month ended April 1, 2016, Management has identified a material weakness in our internal control over financial reporting. The weakness arose because the Company did not maintain sufficient resources to provide the appropriate level of accounting knowledge and experience regarding certain complex, non-routine transactions and technical accounting matters and we lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of such transactions, such as identifying the triggering factors for an impairment analysis, in accordance with GAAP. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this weakness, the Company has developed a remediation plan, which includes retaining an independent accounting firm to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues. While the Company has developed and is implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful. If we are not able to properly remediate the identified material weakness, we may not be able to identify errors in our financial statements on a timely basis, which could have a material adverse effect on our financial condition and results of operations. (See ITEM 4 - Controls and Procedures).

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended April 1, 2016 and March 27, 2015:

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$36,484	$39,785	$128,726	$103,533
Purchased services and materials, at cost	21,366	22,330	80,484	51,588
Direct costs of services and overhead	14,275	14,083	41,467	42,516
GROSS PROFIT	$843	$3,372	$6,775	$9,429
Gross Profit percentage	2%	8%	5%	9%

Selling general and administrative expenses	$3,032	$2,749	$9,203	$8,365
Goodwill Impairment	15,931	-	15,931	-
Intangible Impairment	2,938	-	2,938	-
OPERATING (LOSS) INCOME	(21,058)	623	(21,297)	1,064

OTHER EXPENSE
Interest income	(10)	(1)	(10)	(1)
Interest expense	189	134	540	332
(LOSS) INCOME BEFORE INCOME TAXES	$(21,237)	$490	$(21,827)	$733

Three Months Ended April 1, 2016 compared to the Three Months Ended March 27, 2015

Gross revenue for the third quarter of fiscal year 2016 was $36.5 million, a decrease of 8% compared to $39.8 million during the third quarter of the last fiscal year. VSS contributed revenues of $6.1 million, off-set by decreases of (i) $3.6 million in revenue related to the DAFB project and approximately $ 2.8 million in international work within ECM, (ii) approximately $2.2 million in PBR project revenue within ESG, and (iii) $0.6 million in revenue from PSG’s historical business line as a result of the loss of several task orders.

Purchased services and materials for the third quarter of fiscal year 2016 was $21.4 million, a decrease of 4% compared to $22.3 million during the third quarter of the last fiscal year. As gross revenue declines on projects where Versar acts as the general contractor, purchased services and materials decline as well.

Direct costs of services and overhead for the third quarter of fiscal year 2016 were $14.3 million, an increase of 1% compared to $14.1 million during the third quarter of the last fiscal year. During the quarter, the Company recognized $0.5 million for abandoned leased facilities and associated leasehold improvements.

Gross profit for the third quarter of fiscal 2016 was $0.8 million, compared to a gross profit of $3.4 million during the third quarter of the previous fiscal year. VSS contributed gross profit of $1.4 million, off-set by the decline in our Title II work in Iraq and Afghanistan within the ECM segment and reduced gross profit from the decrease in Gross revenue for the DAFB project. Additionally, within the ECM segment we experienced a one-time cost of $ 0.5 million for design specification change by a government client which the Company had to incur to complete the project during the period. Overall gross profit margin decreased from 8% to 4%. The margins on the DAFB project are lower than on other projects because it is a construction project and we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee. However, as a result of the full integration of VSS, we expect to see increased margins from the additional number of projects in that technical service line and anticipate that such higher margins will off-set some of the compression resulting from the DAFB project. In addition, as the DAFB project progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins which we anticipate will have higher margins begin to ramp up in the fourth quarter, we expect to see margins improve. In addition, the increases in costs due to the $0.5 million for abandoned leased facilities and associated leasehold improvements.

Selling, general and administrative expenses for the third quarter of fiscal 2016, increased to 8% of gross revenue from 7% of gross revenue, when compared to the third quarter of last fiscal year, SG&A expenses increased $0.3 million or 9% in absolute dollars. Despite this additional expense, the Company continued to control cost during the quarter related to rent savings from the now closed Fairfax, Virginia office, relocation of the VSS offices from Gaithersburg to Germantown and an internal re-alignment of ESG last fiscal year.

We recorded a goodwill and intangible impairments charge of $18.9 million due to a decline in the estimated fair value in the ECM and PSG reporting units, attributable to goodwill acquired from acquisitions. (For additional information on these goodwill and intangible impairments, see Note 5 to our Consolidated Financial Statements included herein).

Loss, before income taxes, for the third quarter of fiscal year 2016 was $21.2 million, compared to income, before income taxes, of $0.5 million for the third quarter of the last fiscal year. This decrease is attributable to the decline in revenue, gross margin, and goodwill and intangible impairment charges discussed above.

Nine Months Ended April 1, 2016 compared to the Nine Months Ended March 27, 2015

Gross revenue for the first nine months of fiscal year 2016 was $128.7 million, an increase of 24% compared to $103.5 million during the first nine months of the last fiscal year. The runway repair project at DAFB contributed additional revenue of $39.7 million and VSS contributed revenues of $12.6 million, off-set by decreases of approximately $18.7 million in revenue related to the Title II work in Iraq and Afghanistan within ECM, an approximate $5.3 million decrease in PBR projects within ESG and decreases in revenue of approximately $3.0 million from PSG’s historical business line. Such shifts result from a continued decline in our contract positions largely due to the continued shift of contract solicitations to business that qualify for small business programs.

Purchased services and materials for the first nine months of fiscal year 2016 was $80.5 million, an increase of 56% compared to $51.6 million during the first nine months of the last fiscal year. The DAFB project contributed additional costs of $ 21.9 million and VSS contributed additional costs of $7.5 million off-set in part by decreases subcontracting activity from the Title II work in Iraq and Afghanistan within ECM, and from ESG related to the PBR project work.

Direct costs of services and overhead for the first nine months of fiscal year 2016 were $41.5 million, a decrease of 2% compared to $42.5 million during the first nine months of the last fiscal year. Additionally, the decrease in costs was a result of realized contract cost savings across all business segments, but primarily due to an internal realignment within ESG completed last year. These decreases were offset by the Company recognizing a $0.5 million costs for abandoned leased facilities and associated leasehold improvements.

Gross profit for the first nine months of fiscal year 2016 was $6.7 million, compared to gross profit of $9.4 million during the first nine months of last fiscal year. Due to the size of the DAFB project in relation to the Company’s entire business, overall profit margins have decreased from 9% to 6%, as a result of the lower margins earned on the DAFB contract as discussed above. However, as a result of fully integrating VSS, we expect to see higher margins from the additional projects in that technical service line and anticipate that those higher margins will off-set some of the compression resulting from the DAFB project. In addition, as the DAFB project progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins with higher margins begin to ramp up in the fourth quarter, we expect to see margins improve.

Selling, general and administrative expenses increased for the first nine months of last fiscal year. These expenses increased $9.2 million or 10% in absolute dollars compared to the first nine months of fiscal year 2015. The Company recognized $0.6 million for acquisition expense associated with the integration of VSS (Note 3 – Acquisitions). This acquisition expense represents six months’ expense from the date of the acquisition through the period ending April 1, 2016. Despite these additional expenses, the Company was able to control operating cost during the quarter due to rent savings by renegotiating leases, moving VSS employees into existing Company space.

We recorded a Goodwill and intangible impairments charge of $18.9 million due to a decline in the estimated fair value in the ECM and PSG reporting units, attributable to goodwill acquired from acquisitions. (For additional information on these goodwill and intangible impairments, see Note 5 to our Consolidated Financial Statements included herein).

Loss, before income taxes, for the first nine months of fiscal year 2016 was $21.8 million, compared to income, before income taxes, of $0.7 million for the first nine months of the last fiscal year. This decrease was attributable to the factors discussed above. In addition, the increases in costs due to the goodwill and intangible expense impairments discussed above contributed to the gross loss.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of April 1, 2016, funded backlog was approximately $158.0 million, a decrease of 12% compared to approximately $179.0 million of backlog at the end of fiscal year 2015. The decrease in backlog was attributable to delays in U.S. Government contract awards.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three month and nine month periods ended April 1, 2016 and March 27, 2015. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
GROSS REVENUE	$23,960	$23,242	$85,850	$52,266
Purchased services and materials, at cost	17,761	17,194	67,410	35,252
Direct costs of services and overhead	5,306	3,928	14,495	11,295
GROSS PROFIT	$893	$2,120	$3,945	$5,719
Gross profit percentage	4%	9%	5%	11%

Three Months Ended April 1, 2016 compared to the Three Months Ended March 27, 2015

Gross revenue for the third quarter of fiscal year 2016 was $24.0 million, an increase of 3% compared to $23.2 million during the third quarter of the last fiscal year. The project at DAFB contributed additional revenue of $7.4 million and VSS contributed $6.1 million of revenue, off-set in part by decreases in revenue from international operations associated with declines in the Company’s Title II work in Afghanistan and in work in the Company’s subsidiary, PPS.

Gross profit was $0.8 million, compared to a gross profit of $2.1 million in the third quarter of fiscal 2015. During the third quarter of fiscal 2015, overall profit margins have decreased from 9% to 4%. VSS contributed $1.4 million to gross profit. We experienced a one-time cost for design specification change by a government client which the Company had to incur to complete the project during the period. We experienced a break in funding on one project while we negotiated a modification for a change in conditions. Additionally, we experienced a decline in gross margin for the DAFB project. The Company also experienced a decrease in gross margin from the continued decrease in our Title II work in Iraq and Afghanistan.

Nine Months Ended April 1, 2016 compared to the Nine Months Ended March 27, 2015

Gross revenue for the first nine months of fiscal year 2016 was $85.9 million, an increase of 64% compared to $52.3 million during the first nine months of the last fiscal year. The project at DAFB contributed additional revenue of $39.7 million, off-set in part by decreases in revenue from international operations associated with continued declines in the Company’s Title II work in Afghanistan and in work in the Company’s subsidiary, PPS.

Gross profit for the first nine months of fiscal year 2016 was $3.9 million, compared to a gross profit of $5.7 million during the first nine months of the last fiscal year. VSS contributed $2.7 million to gross profit. Due to the size of the DAFB project, in relation to the remainder of the segment’s revenue, overall profit margins have decreased from 11% to 5%. As discussed above, the margins on the DAFB contract are lower than other projects because it is a construction project and as the prime contractor, the Company sub-contracted much of the work.

Environmental Services Group

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
GROSS REVENUE	$8,279	$11,361	$28,775	$34,041
Purchased services and materials, at cost	3,177	4,564	11,558	14,767
Direct costs of services and overhead	4,854	5,966	14,751	17,488
GROSS PROFIT	$248	$831	$2,466	$1,786
Gross profit percentage	3%	7%	9%	5%

Three Months Ended April 1, 2016 compared to the Three Months Ended March 27, 2015

Gross revenue for the third quarter of fiscal 2016 was $8.3 million, a decrease of 27% compared to $11.4 million during the third quarter of the last fiscal year. This decrease in revenue was due to the completion of the significant contract with Ft. Irwin and the revenue decrease associated with the PBR program and is aligned with the remaining PBR period of performance for the program through fiscal year 2020. The PBR contract revenues are also aligned with completion of work at specific site locations, which slowed down in the quarter.

Gross profit for the third quarter of fiscal 2016 was $0.2 million, a decrease of 70% compared to $0.8 million in the third quarter of the last fiscal year. This decrease is due to the decrease in the PBR program and Ft. Irwin contract expiration. As a percentage of revenue, purchased services has declined and is associated with the PBR program and the expiration of the Ft. Irwin contract.

Nine Months Ended April 1, 2016 compared to the Nine Months Ended March 27, 2015

Gross revenue for the first nine months of fiscal 2016 was $28.8 million, a decrease of 15% compared to $34.0 million during the first nine months of the last fiscal year. The decrease in revenue was due to the expiration of the significant contract with Ft. Irwin and the revenue decrease associated with the PBR program. The PBR program projected revenue is aligned with the remaining period of performance for the program through fiscal year 2020.

Gross profit for the first nine months of fiscal 2016 was $2.5 million, an increase of 38% compared to $1.8 million in the first nine months of the last fiscal year. This increase is due to an internal realignment of the segment’s organization during the second half of fiscal 2015, resulting in a decrease in indirect labor and controllable costs. As a percentage of revenue, purchased services has declined and is indicative of the Company’s ongoing ability to internally perform the majority of the work under its contracts as well as the reduced amount of subcontractor expense associated with the Ft. Irwin contract expiration.

Professional Services Group

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
GROSS REVENUE	$4,245	$5,182	$14,101	$17,226
Purchased services and materials, at cost	429	572	1,516	1,569
Direct costs of services and overhead	4,114	4,189	12,221	13,733
GROSS (LOSS) INCOME	$(298)	$421	$364	$1,924
Gross (loss) profit percentage	-7%	8%	3%	11%

Three Months Ended April 1, 2016 compared to the Three Months Ended March 27, 2015

Gross revenue for the third quarter of fiscal year 2016 was $4.2 million, a decrease of 18% compared to $5.2 million during the third quarter of the last fiscal year. The segment continues to experience a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs. As such, the Company is focusing on ways to partner with these businesses. To accomplish this goal, the segment is transitioning from projects with the Company as prime contractor to teaming arrangements with small and similar set-aside businesses where the Company is a sub-contractor. Due to this transition, the segment has experienced a decline in revenue.

Gross loss for the third quarter of fiscal year 2016 was $0.3 million, compared to gross profit of $0.4 million in the third quarter of the last fiscal year. This decrease is a direct result of the decline in revenue due to the loss of task orders and associated direct labor as this segment’s business shifts as outlined above.

Nine Months Ended April 1, 2016 compared to the Nine Months Ended March 27, 2015

Gross revenue for the first nine months of fiscal year 2016 was $14.1 million, a decrease of 18% compared to $17.2 million during the first nine months of the last fiscal year. The segment continues to experience a decline in contract positions and resulting decline in revenue largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business programs as discussed above.

Gross profit for the first nine months of fiscal 2016 was $0.4 million, compared to a gross profit of $1.9 million in the first nine months of the last fiscal year. This decrease is a direct result of the decline in revenue due to the loss of task orders and associated direct labor as this segment’s business shifts as outlined above.

Liquidity and Capital Resources

Our working capital as of April 1, 2016 was approximately $8.7 million compared to working capital at June 26, 2015 of $23.1 million. Our current ratio at April 1, 2016 was 1.20 compared to 1.54 at June 26, 2015. Our expected capital requirements for the full 2016 fiscal year are approximately $1.5 million, which will be funded through existing working capital. All payments related to the contingent consideration related to the VSS purchase (See Note 3 – Acquisition), over the next three years will also be funded through existing working capital. Further, we believe that anticipated cash flows from ongoing operations and the funds available from our line of credit facility will be sufficient to meet our other ongoing liquidity needs.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the “Guarantors”), entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A., as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount $5.0 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Third Amended and Restated Loan and Security Agreement with United Bank and to pay the purchase price for the acquisition of JCSS.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million, with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and is payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and contains financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio.

During the third quarter of fiscal 2016, following discussions with the Lender, the Company determined that it was not in compliance with the covenant regarding its Consolidated Total Leverage Ratio (which requires that the Company maintain a Consolidated Total Leverage Ratio, as defined, of not greater than 3.25:1.0) under the Loan Agreement for the fiscal quarter ended January 1, 2016. Further, the Company determined that it is not in compliance with the covenants regarding its Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio (which requires the Company maintain a Consolidated Senior Leverage Ratio, as defined, of not greater than 2.75:1.0), and the Asset Coverage Ratio (which requires the Company maintain an Asset Coverage Ratio, as defined, of greater than 1.25:1.0) under the Loan Agreement for the fiscal quarter ended April 1, 2016. Each failure to comply with these covenants constitutes a default under the Loan Agreement. On May 12, 2016, the Company, certain of its subsidiaries and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the “Forbearance Period”).

During the Forbearance Period, the Company can continue to borrow funds pursuant to the terms of the Loan Agreement. The Lender has engaged an advisor to review the Company’s financial condition on its behalf. However, if the Company is not able to resolve the defaults with the Lender through a waiver or other amendment to the Loan Agreement, or otherwise refinance the obligations under the Loan Agreement and replace the revolving facility, the Lender will have the right, following the Forbearance Period, to exercise its rights and remedies with respect to such defaults. In such event, the Lender could demand immediate repayment of the outstanding borrowings and/or terminate the credit facility. The Lender could also seek to foreclose on its security interests in our assets and those of our subsidiaries, which would materially and negatively impact our ability to fund our business operations. We are seeking a resolution with the Lender and are pursuing alternative sources of funding for our ongoing business operations as needed if a satisfactory resolution is not achieved. As of April 1, 2016, the available balance on the Company’s revolving credit facility was approximately $9.1 million.

Further, even if the Company is able to refinance its Loan Agreement and maintain compliance with its debt covenants, it may have to raise additional capital to fund operations. If the Company is unable to raise additional financing, the Company will need to adjust its operational plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

The accompanying Interim Financial Statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to reach a satisfactory resolution with the Lender or to identify alternative sources of funding and raise additional capital as needed to fund operations, due to the Company’s negative cash flow from operations and accumulated deficit, there would be substantial doubt about its ability to continue as a going concern.

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

ITEM 4 - Controls and Procedures

As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that certain of the Company’s disclosure controls and procedures are not effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act as a result of the material weakness in internal control over financial reporting identified as discussed below.

Further, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

As discussed in this quarterly report, after consultation with the Company’s independent auditors, management of the Company concluded that due to sustained delay in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, the goodwill in the Company’s ECM and PSG segments was impaired and recognized impairment charges of $18.9 million. The Company did not maintain sufficient resources to provide the appropriate level of accounting knowledge and experience regarding certain complex, non-routine transactions and technical accounting matters and we lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of such transactions, such as identifying the triggering factors for an impairment analysis, in accordance with GAAP. Management has concluded that this material weakness was the result of management not recognizing that the third quarter results could have accelerated the triggering event with regard to undertaking Step 1 of the impairment analysis, rather than following its normal practice of conducting such an analysis during the Company’s fourth quarter. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this weakness, the Company has developed a remediation plan, which includes retaining an independent accounting firm to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues. While the Company has developed and is implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful. As a result, as of April 1, 2016, the Company did not have effective internal control over financial reporting and therefore did not have effective disclosure controls and procedures.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are party from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 1A – RISK FACTORS

The risk factors set forth in Item 1A of Part 1 of our Form 10-K for the fiscal year ended June 26, 2015 are hereby amended and supplemented by the addition of the following risk factors:

Management has identified a material weakness in our internal control over financial reporting in the area of goodwill impairment analysis. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor confidence in our reported financial information.

As described in this quarterly report, management has determined that the Company has a material weakness in our internal controls over financial reporting as a result of our failure to properly identify triggering factors for an impairment analysis. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While the Company has developed and is implementing a remediation plan, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful. If we are not able to properly remediate the identified material weakness, we may not be able to identify errors in our financial statements on a timely basis, which could have a material adverse effect on our financial condition and results of operations.

We are currently in default with certain of our financial maintenance covenants under our Loan Agreement and while we have entered into a Forbearance Agreement with the Lender and are working towards a satisfactory resolution, outstanding borrowings under this facility could be accelerated and become immediately payable. Our ability to obtain additional borrowing and fund our operations in the future could be jeopardized if we do not obtain an amendment or waiver of theses defaults under our Loan Agreement, if in the future we again default under the Loan Agreement, or if it becomes necessary, we are unable to obtain a new facility or refinance our existing indebtedness.

Our Loan Agreement imposes significant restrictions and obligations on us. Under this facility, we are required to meet certain financial tests, including by maintaining a Consolidated Total Leverage Ratio and a Consolidated Senior Leverage Ratio specified in the facility. In addition, we must comply with other covenants which, among other things, limit the incurrence of liens, secured debt, investments, transactions with affiliates, asset sales, mergers other matters. Any failure to comply with any of these covenants could result in an event of default under the Loan Agreement.

As of January 1, 2016 and April 1, 2016, we were in default under the Consolidated Total Leverage Ratio covenant. Additionally, as of April 1, 2016 we were in default of the Consolidated Senior Leverage Ratio covenant and Asset Coverage Ratio covenant of the Loan Agreement. We have entered into a Forbearance Agreement with the Lender with respect to these defaults. During the Forbearance Period, the Company can continue to borrow funds pursuant to the terms of the Loan Agreement. The Lender has engaged an advisor to review the Company’s financial condition on its behalf. However, if the Company is not able to resolve the defaults with the Lender through a waiver or other amendment to the Loan Agreement, or otherwise refinance the obligations under the Loan Agreement and replace the revolving facility, the Lender will have the right following the Forbearance Period to exercise its rights and remedies with respect to such defaults. In such event, the Lender could demand immediate repayment of the outstanding borrowings and terminate the facility. They could also seek to foreclose on their security interests in our assets and those of our subsidiaries, which would materially and negatively impact our ability to fund our business operations. If any of these events occur, we would be forced to seek alternative financing to repay the indebtedness under the Loan Agreement and to continue to operate our business. We are seeking a resolution with the Lender and pursuing alternative sources of funding for our ongoing business operations as needed if a satisfactory resolution is not achieved. There can be no assurance that we will be able to obtain an acceptable waiver or amendment under the Loan Agreement, without significant additional cost, or at all, or that we will be able to obtain alternative financing on terms acceptable to us, or at all. Failure to secure a waiver or an amendment or alternative financing would have a material adverse effect on the Company and its financial condition.

Further, even if the Company is able to refinance its Loan Agreement and maintain compliance with its debt covenants, the Company will take affirmative steps to modify operational plans and internal organization to ensure that it can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

The accompanying Interim Financial Statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to reach a satisfactory resolution with the Lender or to identify alternative sources of funding and raise additional capital as needed to fund operations, due to the Company’s negative cash flow from operations and accumulated deficit, there would be substantial doubt about its ability to continue as a going concern.

ITEM 6 – Exhibits

Exhibit No.	Description

31.1	Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Securities Exchange Act Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer.

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer.

101	The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2106, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 20, 2016

