Form 10-K
period 2016-07-01
VERSAR INC
filed 2017-03-28
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	Commission File
July 1, 2016	No. 1-9309

Versar, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

Yes ☐  No ☑

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

Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2017 was approximately $10,348,996.

The number of shares of Common Stock outstanding as of March 1, 2017 was 9,950,958.

PART I
Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2016 included 53 weeks and fiscal years 2015 and 2014 included 52 weeks.

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements that are based on current expectations. Actual results may differ materially. The forward-looking statements include, without limitation, those regarding the continued award of future work or task orders from government and private clients, cost controls and reductions, the expected resolution of delays in billing of certain projects, and the possible impact of current and future claims against the Company based upon negligence and other theories of liability. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibility that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; the possibility that the Company will not be able to perform work within budget or contractual limitations; one or more current or future claims made against the Company may result in substantial liabilities; the possibility that the Company will not be able to attract and retain key professional employees; failure to recover at-risk contract costs; changes to or failure of the Federal, State, or local governments to fund certain programs in which the Company participates; changes in customer procurement policies and practices; delays in project funding; effects of U.S. Government conflict of interest policies; loss of anticipated new contract vehicles either due to funding changes or competitive factors, and such other risks and uncertainties set forth in this report and in other reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Business Overview

Versar, Inc. is a Delaware corporation incorporated in 1969. We are a global project management company providing value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (ECM); (2) Environmental Services Group (ESG); and (3) Professional Services Group (PSG). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in construction management, security system integration, performance-based remediation, and hazardous materials mangement.

Fiscal 2016 proved to be an eventful year for Versar. The year began with the successful completion of the strategic acquisition of a federal security integration business from Johnson Controls, formerly known as Johnson Controls Security Systems, which is now known as Versar Security Systems (VSS). VSS is a security systems integrator that designs, installs and supports complex physical security, network security, and facilities management systems primarily for Federal Government clients such as Federal Aviation Administration (FAA), the Food and Drug Administration (FDA), Department of Justice (DOJ), the Federal Bureau of Investigation (FBI) and the Federal Emergency Management Agency (FEMA). The acquisition of VSS expanded Versar’s client base, technical capabilities, and geographic scope.

As the year progressed, Versar faced significant challenges as revised government procedures and other market factors resulted in longer timelines for contract awards and project start dates than the Company anticipated. This resulting impact on the Company’s financial performance created constraints that initiated covenant defaults with our lender and a related inability to file our required securities filings in a timely manner, resulting in additional oversight from the lender and the Company’s related contracting of a Chief Restructuring Officer (CRO) and exploration of financial and strategic alternatives. The Company operated at a financial loss for fiscal 2016. In response, the Company initiated a wide range of deliberate cost cutting measures during fiscal 2016, the results of which will continue to be realized in future periods. We will continue to manage our costs based on financial performance. As we adapted internally to longer cycles in both contract award and project start dates, we experienced a decrease in our backlog as compared to fiscal 2015. To address this, we adjusted our bidding strategies and teaming partnerships, diversified our capabilities, and made strategic hires. As a service-based company, our revenue is primarily derived from the provision of labor-based services, rather than capital-intensive product offerings. Thus, our revenue is driven by our ability to retain existing clients, attract new clients, provide quality project and program management at competitive rates, and identify and retain qualified employees.

Business Segments

The company is aligned into three reportable segments: ECM, ESG, and PSG, all of which are described below.

ECM

ECM’s services include facility planning and programming, engineering design, construction, construction management and security systems installation and support. ECM supports federal, state and local governments, as well as commercial clients worldwide. Our global network of engineering and construction resources facilitates the effective mobilization of highly skilled construction teams and advanced methodologies around the world.

The primary markets for ECM’s services include a broad range of infrastructure, master planning, and engineering design for facilities, transportation, resource management, energy, and local, regional and international development.

Our services include:

●
Facility Condition Assessments and Space Utilization Analysis providing Architect-Engineer studies, master planning and area development plans, sustainability and energy audits, full Sustainment, Restoration and Modernization (SRM) and Military Construction (MILCON) design capabilities
●
Construction Management Services providing quality assurance services in Title II or as owner’s representatives, providing a legally defensible record of the construction, earned value project management to objectively measure construction progress, engineering and schedule analysis and negotiation of change orders
●
Construction Services includes integrated design-build solutions for construction, horizontal and vertical SRM projects, construction of design-bid-build projects including all building trades, equipment installation and furnishings as specified
●
Security Systems planning and analysis that includes developing and updating physical security plans, site surveys and physical security risk assessments. Engineering and design turnkey solutions integrating physical and electronic security systems, full program/project documentation, and configuration management and design control expertise.

ECM’s key projects that contributed to the revenue include integration and maintenance of access control and security systems for the FAA, construction management services for the U.S. Air Force (USAF) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers. The largest ECM project during fiscal 2016 was the $109.5 million firm fixed price Design/Bid/Build runway repair task order at Dover Air Force Base (DAFB) awarded, on August 13, 2014 under Versar’s S/R&M Acquisition Task Order Contract (SATOC) indefinite delivery/indefinite quantity (IDIQ) with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services Air Force customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. During the months of December 2016 through February 2017, the work on the task order was suspended due to normal seasonal weather conditions. Work resumed in March 2017 and the contract is anticipated to be completed by the end of June 2017.

ESG

ESG supports federal, state and local governments, and commercial clients worldwide. For over 40 years, our team of engineers, scientists, archeologists, and unexploded ordnance staff has performed thousands of investigations, assessments, and remediation safely and effectively. Our client-focused approach, complemented by our regulatory expertise, provides low risk with high value in today’s complex regulatory climate.

Our services include:

●
Compliance services include hazardous waste and hazardous materials management from permitting support to compliance with applicable federal laws, emergency response training, hazardous waste facility decommissioning, energy planning, energy audit and assessment, commission and metering, Energy Savings Performance Contract (ESPC) support and Executive Order 13514/sustainability services. We are a greenhouse gas verification body in California, one of the few companies certified to review greenhouse gas emissions data in that state.

●
Cultural Resources provides clients with reliable solutions from recognized experts, quality products that are comprehensive yet focused on client objectives, and large-business resources with small-business responsiveness and flexibility. ESG’s staff has set the standard for management, methodologies, and products. Our expertise and experience in the design and management of innovative programs that are responsive to client needs and satisfy regulatory requirements.
●
Natural Resources services include protected species assessments and management, wetland delineations and Section 404 permitting, ecosystem and habitat restoration, and water quality monitoring, ecological modeling, and environmental planning. Our team has extensive expertise in developing innovative means for mitigation, managing the complex regulatory environment, and providing our clients with the knowledge and experience needed to meet or exceed goals and objectives.
●
Remediation services provides on-going federal remediation and restoration projects, including four Air Force Performance Based Remediation (PBR) projects operating at more than ten different locations in nine states. Our success is based in part on the understanding that the goal of remedial action projects is to eliminate our clients’ long-term liability and reduce the life cycle costs of environmental restoration.
●
UXO/MMRP provides range sustainment services at two of the world’s largest ranges. Our highly experience staff provide range sustainment services, range permitting, monitoring, and deconstruction, surface, subsurface, and underwater investigations and removals, geophysical surveys, and anomaly avoidance and construction support.

ESG’s key projects that contributed to the revenue are our New England, Great Lakes, Tinker and Front Range PBRs, Range Sustainment Services at Nellis AFB, hydrodynamic flow modeling and sedimentation study at Naval Submarine Base Kings Bay, shoreline stabilization projects at Possum and Cedar Point for the Navy, an Environmental Impact Statement (EIS) for housing privatization for the USAF, fence to fence programs at Cannon, Holloman, Barksdale, Columbus AFBs and Joint Base McGuire-Dix-Lakehurst, large cultural resources efforts at Avon Park, Tyndall AFB, and Joint Base McGuire-Dix-Lakehurst, and numerous remedial actions for the U.S. Environmental Protection Agency (EPA).

PSG

PSG provides onsite environmental, engineering, construction management, and logistics services to the USAF, U.S. Army, U.S. Army Reserve, National Guard Bureau, FAA, Bureau of Land Management (BLM), and DOJ through the Drug Enforcement Agency (DEA). Versar provides on-site services that enhance a customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the federal agencies and Department of Defense (DOD) continue to be impacted by budgetary pressures. This segment focuses on providing onsite support to government clients to augment their capabilities and capacities.

Our services include:

●
Facilities and operational support by delivering comprehensive facility maintenance, life cycle management plan minimizing operating costs, space utilization, operational planning/forecasting, and automated planning technical support services ensuring operational readiness of reserve forces to the U.S. Army Reserve.
●
Versar assists the U.S. Army Reserve with assessing, improving, obtaining, maintaining, and sustaining environmental compliance, as well as conservation requirements, performing hazardous waste management, spill prevention and clean-up, biological assessments, wetland sustainment, and environmental training.
●
Environmental quality program services, to include facility and utilities integration, National Environmental Policy Act considerations, water program management, wildlife program management, archaeological and historical preservation to DOD Joint Base communities.
●
Microbiological and chemical support to the U.S. Army’s designated Major Range and Test Facility Base for Chemical and Biological Testing and Training.
●
Biological, archaeological, and GIS support to plan restoration projects for wildlife habitat improvements and also field verification of GIS-generated disturbances and related mapping data.
●
Engineering expertise and program oversight for civil engineering activities related to various facilities services performed at the Air National Guard Readiness Center and National Guard Bureau.
●
Provides the DOJ’s DEA engineering and facilities planning support for the implementation and completion of SRM projects.

Revenue Earned by Geographic Location

Our consolidated gross revenue for fiscal 2016 was $167.9 million, of which approximately $165.7 million was funded with U.S. currency and approximately $2.2 million was derived from PPS, and funded in Pounds sterling. Approximately 11% of our fiscal 2016 revenue was generated in international locations.

Our consolidated gross revenue for fiscal 2015 was $159.9 million, of which approximately $154.8 million was funded with U.S. currency and approximately $5.1 million was derived from PPS, and funded in Pounds sterling. Approximately 18% of our fiscal 2015 revenue was generated in international locations.

Our consolidated gross revenue for fiscal 2014 was $110.3 million, of which approximately $107.6 million was funded with U.S. currency and approximately $2.7 million of the remainder was derived from PPS, and funded in Pounds sterling. Approximately 30% of our fiscal 2014 business was conducted in international locations.

Our Strategy

In addressing fiscal 2016’s challenges, Versar remains committed to our customers, shareholders, employees and partners. Versar will continue to provide technical expertise to our primarily federal customers. We will focus on international construction management in austere environments, security solutions, ongoing investments in military base efficiencies and renovation, compliance and environmental remediation. To reiterate our long-term strategy to reflect our new reality, the following elements are driving our strategy:

1.
Re-Establish Financial Stability and Grow Shareholder Value. In the near term, Versar will become current with our financial reporting requirements with the NYSE MKT LLC (the Exchange) and Securities and Exchange Commission (SEC). While we continue to seek a long-term financial solution, we are exploring all strategic options. We are committed to conservatively managing our resources to ensure shareholder value and re-establish our financial stability.
2.
Profitably execute current backlog. Our front-line project managers and employees will continue to control costs and streamline processes to profitably execute our current backlog. In addition, our back-office staff will redouble efforts to support our front-line employees efficiently and effectively serve our customers. We are committed to innovatively transform our business processes to be as efficient and cost-effective as possible.
3.
Grow our pipeline. We are aggressively mining existing Indefinite Delivery Indefinite Quantity (IDIQ) contract vehicles to increase win rates. While we reduced back-office staff in our Business Development division, we remain committed to growing our pipeline and backlog by carefully managing our proposal efforts from identification through award to maximize our business development investments.
4.
Retain and attract the best people. Our employees are critical to the execution of our strategy and we are committed to attracting and retaining the employees required to achieve all the elements of our strategy.

Competition

Government Contracting is a highly competitive industry, where price is often the deciding factor. In that environment, it is critical for Versar to differentiate our capabilities and offerings to ensure that our customers understand the value of our offerings. Versar carefully targets our business development and sales efforts and has developed strategic partnerships to enhance our competitive advantage.

The acquisition of VSS in fiscal 2016 expanded our customer base to include the FAA and FEMA, among others, as well as increased our service offerings into higher margin classified construction. During fiscal 2017, we will position the company to expand these new capabilities to existing customers and existing capabilities to new customers.

Backlog

We report “funded” backlog, which represents orders for goods and services for which we have received firm contractual commitments. Based on its history, the Company believes that approximately 90% of funded backlog will be performed in the succeeding twelve to eighteen-month period following the execution of the relevant contract. However, there can be no assurance that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts may not calculate backlog in the same manner we do, as their calculations may be based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of July 1, 2016, funded backlog was approximately $136 million, a decrease of approximately 24% compared to approximately $179 million of funded backlog at the end of the fiscal year 2015. Backlog for the DAFB project at the end of fiscal 2015 was $55.1 million compared to $8.6 million at the end of fiscal 2016. During fiscal 2016, the DAFB revenue recognized was $50.2 million as compared to $43.2 million in fiscal 2015. The Company’s funded backlog value at fiscal 2015 was the largest in the Company’s history primarily driven by the August 13, 2014 award of DAFB contract of $98.3 million.

Employees

At July 1, 2016, we had 529 employees, of which 75% are engineers, scientists, and other professionals. 58% of our professional employees have a bachelor’s degree, 38% have a master’s degree, and 4% have a doctorate degree as their highest level of education earned.

Item 1A. Risk Factors

Our line of credit contains, and our future debt agreements may contain, covenants that may restrict our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities, and that require us to maintain specific financial ratios or levels.

Our line of credit restricts, among other things, our ability to:

●
incur additional debt;
●
pay dividends or distributions on our capital stock;
●
purchase, redeem or retire capital stock;
●
make acquisitions and investments;
●
create liens on our assets;
●
enter into certain transactions with affiliates;
●
merge or consolidate with another company;
●
obtain or maintain the appropriate bonding necessary to perform our work; or
●
transfer or sell assets outside the ordinary course of business.

In addition, our line of credit requires that we comply with certain consolidated Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) financial ratios and levels,. These covenants may adversely impact our ability to finance our future operations or utilize the capital required to pursue available business opportunities.

During fiscal 2016, we were in default under certain of our financial maintenance covenants under our loan agreement, which defaults were addressed by amendment of the loan agreement subsequent to the end of the fiscal year; however, we are required to repay or replace the existing facility. In the future, our ability to fund our operations could be jeopardized if we cannot obtain alternative sources of funding. If in the future we again default under any future credit agreement, or if we are unable to obtain a new facility or refinance our existing indebtedness, it would have a material adverse impact on our financial position and operations.

On December 9, 2016, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into a First Amendment and Waiver (the Amendment) to the loan agreement (the Loan Agreement) dated September 30, 2015 with Bank of America, N.A. (the Lender), as the lender and letter of credit issuer for a revolving credit facility in the amount of $25,000,000 and a term facility in the amount $5,000,000. Under the Amendment, the Lender waived all existing events of default, and reduced the revolving facility to $13,000,000 from $25,000,000. The Amendment amends the Loan Agreement to remove the consolidated Total Leverage Ratio covenant, consolidated Senior Leverage Ratio covenant, consolidated Fixed Charge Coverage Ratio covenant, and the consolidated Asset Coverage Ratio covenant, and adds a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts and requires the Company to pursue alternative sources of funding for its ongoing business operations and to repay or replace the Loan Agreement.

If the Company is not able to repay or refinance the obligations under the Loan Agreement in accordance with the Loan Agreement requirements or meet certain other conditions, the Lender may exercise its rights and remedies with respect to such defaults. In such event, the Lender could demand immediate repayment of the outstanding borrowings and terminate the facility. The Lender could also seek to foreclose on its security interests in our assets and those of our subsidiaries, which would materially and negatively impact our ability to fund our business operations. We are currently seeking alternative sources of funding for our ongoing business operations as needed. There can be no assurance that we will be able to obtain alternative financing on terms acceptable to the Company, or at all. Failure to secure alternative financing would have a material adverse effect on the Company and its financial condition.

The Company is taking affirmative steps to modify operational plans and its internal organization to ensure that it can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control, and the Company may need funds sooner than currently anticipated.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to identify alternative sources of funding and raise additional capital as needed to fund operations, due to the Company’s negative cash flow from operations and accumulated deficit, there would be substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.

Contracts with agencies of the United States government and various state and local governments represented approximately 90% of our revenue in fiscal 2016, with the remaining 10% of our revenue coming from commercial sources. Therefore, the success of our business is materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by those serving the general commercial sector. Among these risks are:

●
a competitive procurement process with no firm schedule or guarantee of contracts being awarded;
●
competitive pricing pressure that may require cost reductions in order to realize revenue under contracts;
●
award of work to competitors due primarily to policy reasons;
●
dependence on congressional and state appropriations and administrative allotment of funds;
●
policies and regulations that can be readily changed by governing bodies;
●
competing political priorities and changes in the political climate regarding funding and operations of the services;
●
shifts in buying practices and policy changes regarding the use of contractors;
●
changes in and delays or cancellations of government programs or requirements;
●
government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and
●
many contracts with U.S. government agencies require annual funding and may be terminated in the agency’s sole discretion.

The U.S. government’s contracting laws provide that the U.S. government can do business only with responsible contractors. Accordingly, U.S. government agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.

A reduction or shift in spending priorities by U.S. government agencies could limit or eliminate the continued funding of our existing government contracts or awards of new contracts or new task orders under existing contracts. Any such reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Inability of the legislative and executive branches of the federal government to agree on a budget for key agencies or to enact appropriations in a timely manner has in the past delayed, and may in the future delay, the award of contracts. These delays, if significant, could have a material adverse effect on our business.

Our government contracts are subject to audit and potential reduction of costs and fees.

Contracts with the U.S. government and many other state and local governmental agencies are subject to auditing by governmental agencies, which could result in the disallowance of certain costs and expenses. These audits can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were unwarranted, allowable, or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

As a government contractor, we are subject to a number of procurement laws and regulations, violation of which could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We must comply with federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. Even though we take significant precautions to identify, prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm. Loss of our status as an eligible government contractor would have a material adverse effect on our business.

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

Many of our U.S. government customers procure goods and services through IDIQ, government wide acquisition contract (GWAC) or GSA Schedule contracts under which we must compete for post-award orders.

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

We are at risk for any costs incurred before a contract is executed, modified or renewed. A customer may choose not to pay us for these costs. While such costs are typically associated with specific anticipated contracts and funding modifications, we cannot be certain that our customers will execute these contracts or contract renewals, or that they will pay us for all our related at-risk costs. If any such unrecovered at-risk costs are significant, we may experience a decline in contract margins or experience losses on certain contracts or in certain periods, resulting in reduced profitability. We face increased pressure on profit margins and may need to lower margins to price projects at a more competitive rate to win awards.

We could face potential liability for failure to properly design remediation.

Part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system, or if a person claims that we did, we could face expensive litigation or regulatory enforcement efforts and potential settlement costs. If we fail to successfully defend against such a lawsuit, it could have a material adverse effect on our business.

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

We obtain insurance from third party carriers to cover our potential risks and liabilities. However, it is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we require, or may not be able to acquire any insurance for certain types of business risks.

We are exposed to risks associated with operating internationally.

A certain portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●
export regulations that could erode profit margins or restrict exports;
●
compliance with the U.S. Foreign Corrupt Practices Act;
●
compliance with the U.K Anti Bribery Act;
●
compliance with the anti-corruption laws of other jurisdictions in which we operate;
●
the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;
●
contract award and funding delays;
●
potential restrictions on transfers of funds;

●
foreign currency fluctuations;
●
import and export duties and value added taxes;
●
transportation delays and interruptions;
●
uncertainties arising from foreign local business practices and cultural considerations; and
●
potential military conflicts, civil strife and political risks.

While we have and will continue to adopt and implement aggressive measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our business.

Certain regions in which we operate are highly politically unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. We are required to increase compensation to our personnel as an incentive to deploy them to many of these regions. To date, we have been able to recover such costs under our contracts, but we may not be able to do so in the future. To the extent that we are unable to transfer such increased costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services that we provide using military personnel.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

From time to time, we enter into joint venture and other contractual arrangements with partners to jointly bid on and execute certain projects. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfy their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on such projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

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

Our long-term growth strategy includes acquisitions of other businesses, which may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.

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

●
the seasonality of the spending cycle of our public sector clients, notably the U.S. government, and the spending patterns of our private sector clients;
●
the hiring and utilization rates of employees in the United States and internationally;
●
the number and significance of client engagements commenced and completed during the period;
●
the delays incurred in connection with an engagement because of weather or other factors;
●
the ability to work within foreign countries’ regulations, tax requirements and obligations;
●
the business, financial, and security risks related to working in foreign countries;
●
the ability of clients to terminate engagements without penalties;
●
the creditworthiness and solvency of clients;
●
the size and scope of engagements;
●
the delay in federal, state and local government procurements;
●
the ability to perform contracts within budget or contractual limitations;
●
the timing of expenses incurred for corporate initiatives;
●
any threatened or pending litigation or other regulatory enforcement matters;
●
periodic reductions in the prices of services offered by our competitors;
●
the likelihood of winning the re-bids of our existing large government contracts;
●
the general economic and political conditions;
●
the loss of a major contract or the shutdown of a major program;
●
the volatility of currencies in foreign countries; and
●
our ability to integrate any acquisition or the ability of an acquired business to continue to perform as expected.

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

Our success will largely depend on our ability to keep pace with changing technologies that can occur rapidly in our core business segments. We may incur significant expenses updating our technologies, which could have a material adverse effect on our margins and results of operations. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Our employees may engage in misconduct or other improper activities, which could harm our business.

Like all companies, we face the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us. Negative press reports regarding employee misconduct could harm our reputation with the government agencies for which we work. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, our future revenues and growth prospects would be adversely affected. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber intruders or hackers, computer viruses, attacks on our computers systems, phishing attacks, natural disasters, power shortages or terrorist attacks. Any such failures or cyber-threat could cause loss of data and interruptions or delays in our business processes, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. Versar has invested in and implemented systems that will allow it to achieve and remain in compliance with the regulations governing its business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

We have submitted claims to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

We typically have pending claims submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. In general, we cannot guarantee that such claims will be approved in whole, in part, or at all. If these claims are not approved, our revenue may be reduced in future periods.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

 Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $7.2 million as of July 1, 2016. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. In connection with our annual goodwill impairment testing for fiscal 2016, we recorded impairment charges of $20.3 million related to goodwill and $3.8 million related to intangible assets due to market conditions and business trends within the ECM, ESG, and PSG reporting units.

Maintaining adequate bonding capacity is necessary for us to successfully bid on and win fixed-price contracts. Failing to maintain adequate bonding capacity could have a material adverse impact on our ability to pursue new construction services contracts.

In line with industry practice, we are often required to provide bid, performance or payment bonds to clients under certain fixed-price contracts.  These bonds indemnify the customer should we fail to perform our obligations under the relevant contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion.  Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significantly higher costs.  There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new fixed-price contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Some of our contracts are fixed-price contracts, under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. Often, we are required to fix the price for a contract before we finalize the project specifications, increasing the risk that we may misprice these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult. In the event we fail to estimate our time and resources accurately, our expenses will increase and our profitability, if any, under such contracts will decrease.

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C. Versar currently leases 40,507 square feet from Springfield Realty Investors, LLC. The rent is subject to a two percent escalation per year through December 31, 2021.

As of July 1, 2016, we had under lease an aggregate of approximately 213,000 square feet of office and manufacturing space in the following locations (parenthetical reference of business segments using space): Dulles (ECM), Springfield (all segments), Hampton, VA (ESG); Chandler, AZ (ESG); Westminster, CO (all segments); Atlanta, GA (ESG and PSG); Aiea, HI (ECM); Boise, ID (ESG); Columbia (ESG), and Germantown, MD (ECM and ESG); Charleston, SC (ESG); San Antonio and El Paso, TX (ESG); Clark Air Force Base, the Republic of Philippines (ECM); Milton Keynes, U.K. (ECM); and Abu Dhabi (ECM and ESG), United Arab Emirates. The lease terms primarily range from two to six years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Common Stock

Our common stock is traded on the NYSE MKT under the symbol VSR. At March 1, 2017, the Company had 825 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE MKT during fiscal years 2016 and 2015 are presented below.

Fiscal Year 2017	High	Low
2nd Quarter	1.56	1.19
1st Quarter	1.87	1.15

Fiscal Year 2016	High	Low
4th Quarter	3.25	1.01
3rd Quarter	3.07	1.93
2nd Quarter	3.55	2.67
1st Quarter	4.38	2.86

Fiscal Year 2015	High	Low
4th Quarter	4.45	3.06
3rd Quarter	3.60	2.96
2nd Quarter	7.84	2.69
1st Quarter	4.10	3.06

No cash dividends have been paid by Versar since it began public trading of its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our Lender for the payment of any dividends. We have established equity compensation plans to attract, motivate and reward good performance of high caliber employees, directors and service providers serving Versar and its affiliates. Currently, there is one stock incentive plan, which was previously approved by the stockholders: the 2010 Stock Incentive Plan. We do not maintain any equity compensation plans not approved by our stockholders. Through July 1, 2016, 551,369 restricted stock units have been granted under this plan.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of Securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans, excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	539,935

The graph below matches Versar, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of (i) the S&P 500 index and (ii) a customized peer group of five companies comprised of AECOM Technology Corp., Arcadis, NV, Ecology & Environment Inc., TRC Companies Inc. and URS Corp. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/30/2011 to 6/30/2016.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Unless otherwise specifically noted, all years refer to our fiscal years which ended on July 1, 2016, June 26, 2015 and June 27, 2014.

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

In this challenging economic environment, our focus is on those opportunities where the U.S. Government continues funding and which clearly align with Versar’s capabilities. These opportunities include construction management, security system integration, performance-based remediation, and hazardous materials management. We also continue to focus on areas that we believe offer attractive enough returns to our clients, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and assisting with facility upgrades. We continue to see a decline in some of our PSG contract positions largely due to the continued shift to more contract solicitations being targeted to small business and similar such programs. If we are unable to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects this may result in a material impact of future periods. Overall, our pipeline remains robust, but longer timelines for contract awards and project start dates have slowed the transition from pipeline to backlog and then to revenue generating projects.

We believe that Versar has the expertise to identify and respond to the challenges raised by the issues we face and that we are positioned in the coming year to address these concerns. Our business operates through the following three business segments: ECM, ESG, and PSG. These segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

The initial award for the DAFB project was $98.3 million. Seven modifications have raised the contract ceiling to $109.5 million. DAFB project contributed $50.2 million of revenue for fiscal 2016 as compared to $43.2 million for fiscal 2015, an increase of $6.9 million. Versar is the prime contractor on the DAFB project, with a significant portion of the work performed by sub-contractors, resulting in positive smaller gross margin on the project than our self-performing projects. During January 2017, the DAFB customer, issued the Company a Notice of Forbearance stating we had not met our contractual obligation to complete the DAFB project by December 31, 2016. We submitted several change order requests to the DAFB customer during fiscal 2016, which are still pending resolution. The requested change orders impacted our timeline for completion of the project, and were outside the original scope of services to be performed, but did not impact the project’s profitability. We continue to work and perform tasks on the DAFB project, while under the Notice of Forbearance, in order to deliver the completed runway project as soon as possible. We anticipate the acceptance of the change orders and resolution of the construction related issues by the DAFB customer that will resolve the current Notice of Forbearance and allow the Company to complete the construction project by June 28, 2017.

There are risk factors or uncertainties that could significantly impact our future financial performance. A sample of these risks is listed below. For a complete discussion of these risk factors and uncertainties, refer to Item 1A. Risk Factors, herein.

 Factors Affecting Fiscal 2016 Performance

During fiscal 2016, the Company recognized many onetime project losses and charges to our Income Statement and Balance Sheet as follows:

Loss Contingency Accruals in the ESG Segment

In June 2016, a class action lawsuit was filed against the Company by former employees alleging violations of several provisions of California’s labor law relating to paid lunch time and breaks for the years 2012 through 2015. The Company has reviewed the supporting files and documentation regarding this notice and has engaged outside counsel with experience with these matters to assist the Company in the defense of this matter. Given that this matter is in a very early stage it is difficult to predict the likely outcome; however, management has determined a reasonably possible loss in a range of $0.5 to $1.0 million, including the expenses of outside counsel. The Company performed an initial financial review of the number of employees, days worked, and hours per day worked by employees on this project over the course of the years noted in the lawsuit. As a result of this analysis, the Company has recorded a loss contingency accrual of $0.5 million related to this event. On October 11, 2016, the mediation resulted in a Confidential Memorandum Of Understanding (MOU) for settlement of this claim. The estimated contingency accrual of $0.5 million remains consistent with this MOU.

In May 2016, during a routine audit by the General Services Administration (“GSA”) concerning authorized GSA schedule rates compared to the invoicing of a federal customer, the GSA discovered that the Company had been charging its customer several billing rates that were not supported by the contractual listed billing rates for the fiscal 2015 and 2016. The outcome of this audit finding has not yet been resolved. The Company has performed a preliminary financial analysis of the number of employees working, labor categories billed to the customer, the contractual billing rates that should have been billed, days worked, and hours per day worked on this project over the course of the years noted in the audit finding. This preliminary analysis is the basis for the Company’s probable loss and provided the basis for the accrual made. Therefore, the Company determined the audit finding to be estimateable and recorded a loss contingency accrual of $0.3 million related to this event during the fiscal year ended July 1, 2016. Subsequently, the outstanding audit issues were resolved and the Company made a payment of $0.3 million to the GSA in November 2016.

During April 2016, a project under one of the Company’s PBR Task Orders involving a ground water extraction well system at a site in Ohio failing to meet minimum performance requirements required rehabilitation/replacement. This work was completed under the Company’s 2009 United States Air Force Worldwide Environmental Restoration and Construction contract with the Air Force Civil Engineer Center (“AFCEC”). This extraction well system failure was not included in the Company’s original budget for the performance of this work.  In accordance with the performance basis of our contract with the customer, the Company must repair and or replace all equipment located on the site that fails to meet performance requirements. The Company has performed a review of the materials and labor required to rehabilitate or replace the extraction well system and used this review as the basis of the estimate for the accrual. The Company recorded a loss contingency accrual of $0.3 million to rehabilitate or replace the extraction well system. The corrective action will occur during the first three quarters of fiscal 2017.

Lease Loss Accruals

In March 2016, the Company abandoned its field office facilities in Charleston, SC and Lynchburg, VA, both within the ESG segment. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company decided to cease using these spaces effective April 1, 2016, and does not plan to occupy them in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. This liability is equal to the total amount of rent and other direct costs for the period of time that the space is expected to remain unoccupied. In addition, this liability includes, the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Charleston, SC, and June 2020 for Lynchburg, VA. The Company also recognized $0.1 million of costs for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, the Company abandoned an office in San Antonio, TX, which is within the ECM segment. The Company will, however, continue to use a smaller office in San Antonio. Although the Company remains obligated under the terms of this lease for the rent and other costs associated with this lease, the Company made the decision to cease using this space on July 1, 2016, and has no foreseeable plans to occupy it in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.2 million to recognize the costs of exiting this space. This liability is equal to the total amount of rent and other direct costs for the period of time that the space is expected to remain unoccupied. In addition, this liability includes the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease term, which expires in February 2019. The Company also recognized $0.2 million of costs for the associated leasehold improvements related to the San Antonio, TX office.

Other Nonrecurring Expenses

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors, entered into a loan agreement with the Lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Third Amended and Restated Loan and Security Agreement with United Bank and to pay a portion of the purchase price for the acquisition of VSS.

During the third and fourth quarters of fiscal 2016, as has previously been disclosed, following discussion with the Lender, the Company determined that it was not in compliance with the covenants regarding its Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio and Asset Coverage Ratio under the loan agreement. Each failure to comply with these covenants constitutes a default under the Loan Agreement. On May 12, 2016, the Company, certain of its subsidiaries, and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period). During the Forbearance Period, the Company continued to have the right to borrow funds pursuant to the terms of the Loan Agreement. The Lender engaged an advisor to review the Company’s financial condition on the Lender’s behalf. The Company accrued $0.1 million at July 1, 2016 related to the costs of services provided by the Lenders’ advisor.

Subsequent to the end of fiscal year 2016, the Company, certain of its subsidiaries and the Lender entered into forbearance agreements, which allowed the Company to borrow funds pursuant to the Loan Agreement, consistent with current Company needs as set forth in a 13-week cash flow forecast subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.5 million through December 9, 2016. In addition, from and after June 30, 2016 outstanding amounts under the credit facility bear interest at the default interest rate set forth in the credit facility equal to the LIBOR Daily Floating Rate (as defined in the credit facility) plus 3.95%. The Company was required to provide a 13 week cash flow forecast updated on a weekly basis to the Lender and the Lender waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. The forbearance agreement also required the Company to pursue alternative sources of funding for its ongoing business operations. In connection with the forbearance agreement, the Company recorded a charge to selling, general and administrative expenses of approximately $0.2 million for fiscal year 2016 related to the remaining deferred expenses associated with the loan agreement entered into in September 2015.

On December 9, 2016, Versar, together with certain of its domestic subsidiaries acting as guarantors (collectively, the Guarantors), entered into a First Amendment and Waiver (the Amendment) to the loan agreement (the Loan Agreement) dated September 30, 2015 with the Lender.

Under the Amendment, the Lender waived all existing events of default, and reduced the revolving facility to $13,000,000 from $25,000,000. The interest rate on borrowings under the revolving facility and the term facility accrue at the LIBOR Daily Floating Rate plus 5.00% from LIBOR plus 1.87%. The Amendment amended the Loan Agreement to add a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts. The Amendment also eliminated the Loan Agreement covenants requiring maintenance of a required consolidated total leverage ratio, consolidated fixed charge coverage ratio, consolidated senior leverage ratio and consolidated asset coverage ratio.

The Company, entered into negotiations with Applied Research Associates (ARA) regarding the fiscal 2014 acquisition of GMI, and the related price agreement dated September 2, 2013 between Versar and ARA. Per the price agreement, after the closing date of the acquisition, Versar was to calculate the net working capital adjustment and then make a payment to, or receive a payment from, ARA for the adjusted amount. As the Company continues to negotiate a payment settlement to ARA, a reasonably possible payment calculation is within a range of $0.7 million to $2.2 million. The Company has recorded a loss contingency accrual of $1.2 million which represents management’s best estimate of the ultimate cost to resolve this matter. The contracts acquired related to this acquisition are reported within the ECM and ESG segments on a 58.6% and 41.4% allocation with the segments receiving their proportional share of the loss contingency accrual.

During the fourth quarter of fiscal 2016, the Company recorded a $9.5 million charge to record a full valuation allowance against its deferred tax assets. ASC 740-10-30-4 requires deferred taxes to be determined separately for each taxpaying component in each tax jurisdiction. Furthermore, the deferred tax assets must be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company has determined to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Additionally, during the fourth quarter of fiscal 2016, the Company recorded a $1.9 million charge to recognize a loss on the sale of PPS, which is scheduled to be sold in March 2017. This amount is recorded as Other Expense (Income) in the financial statements.

Goodwill and Intangible Expense Impairments

During the third quarter of fiscal 2016, sustained delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, and were deemed to be triggering events that led to an interim period test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $15.9 million. The carrying value of goodwill after impairment at April 1, 2016 was $4.4 million. The Company’s remaining goodwill balance, after impairment, was derived from the acquisition of JMWA in fiscal 2015. Based on the results of the impairment testing, the Company concluded that the value of definite-lived intangible assets with a carrying value of $2.9 million was not recoverable. The Company has recorded a charge of $1.5 million for the partial impairment of definite-lived intangible assets acquired from JMWA, a charge of $0.8 million for the impairment of definite-lived intangible assets acquired from GMI, and a charge of $0.7 million for the impairment of definite-lived intangible assets of PPS, acquired in fiscal 2010, and Charon Consulting, acquired in fiscal 2012. As a result of these charges, the carrying amount of intangible assets acquired from Charon and PPS has been reduced to zero, and the carrying amount of intangible assets in the Company’s PSG segment have been reduced to zero.

During the fourth quarter of fiscal 2016, continued delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, and were deemed to be triggering events that led to an updated test for goodwill impairment. As a result of our analysis, we recorded an additional impairment charge of $4.4 million. The carrying value of goodwill after impairment at July 1, 2016 was zero. Based on the results of the impairment testing, the Company concluded that the value of definite-lived assets with a carrying value of $0.9 million was not recoverable. The Company has recorded a charge of $0.3 million for the impairment of definite-lived intangible assets acquired from JMWA, a charge of $0.6 million for the impairment of definite-lived intangible assets acquired from GMI. As a result of these charges, the carrying amount of intangible assets acquired from JMWA and GMI has been reduced to zero.

Consolidated Results of Operations

The table below sets forth our consolidated results of continuing operations for the fiscal years ended July 1, 2016, June 26, 2015, and June 27, 2014.

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(dollars in thousands)
GROSS REVENUE	$167,917	$159,877	$110,280
Purchased services and materials, at cost	107,199	90,289	55,108
Direct costs of services and overhead	57,544	55,797	46,653
GROSS PROFIT	$3,174	$13,791	$8,519
Gross Profit percentage	2%	9%	8%

Selling general and administrative expenses	13,031	11,003	10,175
Other operating expense (income)	1,937	-	(1,596)
Goodwill Impairment	20,332	-	1,381
Intangible impairment	3,812	-	-
OPERATING (LOSS) INCOME	(35,937)	2,788	(1,441)
OTHER (INCOME) EXPENSE
Interest income	(19)	(2)	(15)
Interest expense	702	447	133
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	$(36,619)	$2,343	$(1,559)

Fiscal Year 2016 Compared to Fiscal Year 2015

Gross revenue for fiscal 2016 was $167.9 million, an increase of 5% compared to $159.9 million during fiscal 2015. VSS contributed $17.6 million to the increase and our DAFB project contributed an additional $6.9 million off-set by decreases in revenue of approximately (i) $3.0 million related to reduced sales from PPS, (ii) $1.9 million related to decreased levels of Title II work in Iraq and Afghanistan within ECM, (iii) $2.3 million related to PBR projects, (iv) $4.0 million related to the expiration of the Ft. Irwin contract within ESG, and a (v) $3.8 million from PSG’s historical business line as a result of the continued shift of contract solicitations to businesses that qualify for small business programs.

Purchased services and materials for fiscal 2016 were $107.2 million, an increase of 19% compared to $90.3 million during fiscal 2015. VSS, acquired during fiscal 2016, contributed $10.0 million to the increase and the DAFB project contributed an additional $6.0 million. We are the prime contractor at DAFB, and as such, a significant portion of the work is performed by sub-contractors.

Direct costs of services and overhead for fiscal 2016 were $57.5 million, an increase of 3% compared to $55.8 million during the fiscal 2015.

Gross profit from operations for fiscal 2016 was $3.2 million, a decrease of 77% compared to gross profit of $13.8 million for fiscal 2015. Gross profit contributions from VSS were $2.1 million, offset by a project mix shift, such as the decline in our Title II work in Iraq and Afghanistan, ncreased costs associated with the DAFB project, and a loss of $2.1 million in our PPS subsidiary, which we are in the process of divesting. In addition, we incurred losses of $900,000 to complete a firm-fixed price project at Homestead AFB we obtained as a result of the GMI acquisition. This decrease was magnified by the expiration of the Ft. Irwin contract In addition, the Company recognized $1.3 million of loss contingency accruals in connection with (i) a class action lawsuit from a group of former employees at Ft. Irwin, (ii) a probable loss relate within our ESG segment due to the audit finding by GSA within the ESG segment, and (iii) the loss accrual for the removal and installation of the new well pump for the PBR task orders (see “Factors Affecting Fiscal 2016 Performance--Loss Contingency Accruals” above for more information). Primarily because we are the prime contractor on the DAFB project, with a significant portion of the work performed by sub-contractors, our consolidated gross margin decreased from 9% to 3%. As the DAFB project becomes a smaller percentage of our overall revenue mix we expect to see margins improve. However, our higher margin Title II work in Iraq and Afghanistan has declined during fiscal 2016, so to sustain improved margins we will need to continue to secure additional higher margin work under new contracts. A charge for $1.2 million for the ARA net working capital adjustments also contributed to the decline in the gross profit (see Non Recurring Expenses above).

Selling, general and administrative expenses for fiscal 2016 were $13.0 million, or 8% of gross revenue, compared to $11.0 million, or 7% of gross revenue, during fiscal 2015. The increase in fiscal 2016 included approximately $0.6 million in integration costs and approximately $0.65 million in transaction costs associated with the acquisition of VSS, approximately $0.6 million to record the costs of impairing exiting lease spaces, and approximately $0.15 million in restructuring costs and fees associated with our forbearance agreements with Bank of America, including legal fees arising from our efforts to obtain alternative financing.

We recorded a Goodwill and Intangible impairments charge of $ 24.1 million due to a decline in the estimated fair value in the ECM, ESG, and PSG reporting units, attributable to goodwill acquired in certain acquisitions. (For additional information on these goodwill and intangible impairments, see Note 7 to our Consolidated Financial Statements included herein).

Other operating expense for fiscal 2016 was a $1.9 million charge for the loss on the sale of PPS subsidiary.

Operating loss, before income taxes, for fiscal 2016 was $36.6 million compared to operating income of $2.3 million during fiscal 2015. The decline in operating income was the result of the items discussed above.

Fiscal Year 2015 Compared to Fiscal Year 2014

Gross revenue for fiscal 2015 was $159.9 million, an increase of 45% compared to $110.3 million during fiscal 2014. JMWA, acquired in fiscal 2015, contributed $29.2 million to the increase and the DAFB project contributed an additional $32.0 million. These increases were off-set by a $6.2 million decrease in revenue related to PBR projects within ESG and a $5.5 million decrease in revenue from PSG’s historical business line as a result of the continued shift of contract solicitations to businesses that qualify for small business programs. Additionally, we continue to see declines in revenue from our international operations in Afghanistan and Iraq as the Title II work in that region winds down.

Purchased services and materials for fiscal 2015 was $90.3 million, an increase of 64% compared to $55.1 million during fiscal 2014. We are the prime contractor on the DAFB project, and, as such, a significant portion of the work is performed by sub-contractors.

Direct costs of services and overhead for fiscal 2015 were $55.8 million, an increase of 20% compared to $46.7 million during fiscal 2014. Additional costs associated with JMWA were partially offset by the cost savings associated with our internal re-alignment within ESG.

Gross profit from continuing operations for fiscal 2015 was $13.8 million, an increase of 62% compared to $8.5 million for fiscal 2014. Gross profit contributions from JMWA were $7.1 million. Although we are the prime contractor on the DAFB project, with a significant portion of the work performed by sub-contractors, we were still able to improve our gross margin from 8% to 9%. Additionally, we saw margin improvement in our ESG group due to the reduction in contract related overhead expenses as a result of our internal realignment of the ESG organization.

Selling, general and administrative expenses for fiscal 2015 were $11.0 million, or 7% of gross revenue, compared to $10.2 million, or 9% of gross revenue, during fiscal 2014. Fiscal 2015 included approximately $1.0 million related to integration costs associated with the acquisition of JMWA. Management was able to realize cost savings as the result of internal re-organizations within our business segments.

Operating income from continuing operations for fiscal 2015 was $2.8 million compared to operating loss of $1.4 million during fiscal 2014. The improvement in operating income was the result of the items discussed above.

Results of Operations by Business Segment

The tables below set forth the operating results for our three business segments for the fiscal years ended July 1, 2016, June 26, 2015, and June 27, 2014.

ECM

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
GROSS REVENUE	$110,533	$91,111	$52,012
Purchased services and materials, at cost	86,927	68,159	32,991
Direct costs of services and overhead	20,498	14,922	13,733
GROSS PROFIT, from continuing operations	3,108	8,030	5,288
Income (Loss) from discontinued operations	-	-	317
GROSS PROFIT	$3,108	$8,030	$5,605
Gross profit (loss) percentage	3%	9%	10%

Fiscal 2016 Compared to Fiscal 2015

Gross revenue for fiscal 2016 was $110.5 million, an increase of 21% compared to $91.1 million during fiscal 2015. VSS, acquired during fiscal 2016, contributed $17.6 million to the increase, and revenue from the DAFB project contributed approximately $6.9 million to the increase, offset by a decrease in revenue from PPS of approximately $3.0 million. Our Title II work in Iraq and Afghanistan continued to wind down during fiscal 2016, so to sustain improved margins we will need to continue to secure additional higher margin work under new contracts.

Gross profit from continuing operations for fiscal 2016 was $3.1 million, a decrease of 61% compared to $8.0 million during the fiscal 2015. Gross profit margin decreased from 9% to 3% for fiscal 2016. VSS contributed $2.1 million to gross profit offset by the decline of our higher margin Title II, a $0.9 million loss on our Homestead AFB project, and a $2.1 million loss associated with PPS. A charge for $0.7 million for the ARA net working capital adjustments also contributed to the decline in the gross profit (see Non Recurring Expenses above).

Fiscal 2015 Compared to Fiscal 2014

Gross revenue for fiscal 2015 was $91.1 million, an increase of 75% compared to $52.0 million during fiscal 2014. JMWA contributed $7.0 million, revenue from the DAFB project contributed approximately $28.0 million, and revenue from PPS contributed approximately $2.0 million to this increase.

Gross profit from continuing operations for fiscal 2015 was $8.0 million, an increase of 52% compared to $5.3 million during fiscal 2014. JMWA contributed $2.3 million to this increase and the remaining increase is directly attributable to DAFB project. Although we are the prime contractor on the DAFB project, with a significant portion of the work performed by sub-contractors, we were able to achieve a gross margin of 9% as the result of efficient project management compared to 10% for fiscal 2014. Lastly, during the first quarter of fiscal 2015, we recognized a loss of approximately $0.7 million related to a project managed out of our Knoxville office that was inherited through the acquisition of GMI in fiscal 2014.

ESG

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
GROSS REVENUE	$38,688	$46,620	$46,848
Purchased services and materials, at cost	17,628	19,666	21,438
Direct costs of services and overhead	20,170	23,287	23,294
GROSS (LOSS) PROFIT	$890	$3,667	$2,116
Gross (loss) profit percentage	2%	8%	5%

Fiscal 2016 Compared to Fiscal 2015

Gross revenue for fiscal 2016 was $38.7 million, a decrease of 17% compared to $46.6 million during fiscal 2015. The decrease in revenue was due to the expiration of the significant contract with Ft. Irwin and anticipated revenue decreases associated with the maturing of the PBR program.

Gross profit for fiscal 2016 was $0.9 million, a decrease of 76% compared to $3.7 million during fiscal 2015. This decrease is due to a total of $1.3 million of project loss contingency accruals in connection with (i) Ft. Irwin class action lawsuit brought by a number of former employees, (ii) a probable loss from the audit finding by GSA, and (iii) the loss accrual for the removal and installation of the new well pump for the PBR task orders, as described above. Additionally, several projects experienced decreased gross profit related to no cost work extensions due to demobilization expenses and higher overtime requirements to finish projects within the required period of performance. These decreases were offset by costs savings in the reduction of the amount of work performed by subcontractors, and by a reduction in contract related overhead expenses following the internal realignment of ESG’s organization in early fiscal 2016. A charge for $0.5 million for the ARA net working capital adjustments also contributed to the decline in the gross profit (see Non Recurring Expenses above).

Fiscal 2015 Compared to Fiscal 2014

Gross revenue for fiscal 2015 was $46.6 million, a slight decrease compared to $46.8 million during fiscal 2014. JMWA contributed $6.0 million in revenue, however this increase was off-set by decreases in revenue due to the timing of our PBR projects.

Gross profit for fiscal 2015 was $3.7 million, an increase of 76% compared to $2.1 million during fiscal 2014. Although revenue was slightly down from the prior fiscal year, we were able to realize a 3% increase in gross margins to 8%, compared to 5% in the prior fiscal year. We were able to achieve higher margins as the result of a decrease in the amount of work that was performed by subcontractors, 42% compared to 46% in the prior fiscal year, and by a reduction in contract related overhead expenses.

PSG

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
GROSS REVENUE	$18,696	$22,146	$11,420
Purchased services and materials, at cost	2,644	2,464	679
Direct costs of services and overhead	16,876	17,588	9,626
GROSS (LOSS) PROFIT	$(824)	$2,094	$1,115
Gross (loss) profit percentage	-4%	9%	10%

Fiscal 2016 Compared to Fiscal 2015

Gross revenue for fiscal 2016 was $18.7 million, a decrease of 16 % compared to $22.1 million during fiscal 2015. We continue to see a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted to small business and similar such programs. We continue to seek new ways to develop our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects. We continue to experience profit pressures in this segment.

Gross loss for fiscal 2016 was $0.8 million, a decrease of 139% compared to gross profit of $2.1 million during fiscal 2015. This decrease is a direct result of the decline in revenue due to the loss of task orders and the allocation of significant indirect costs due to their high level of direct labor.

Fiscal 2015 Compared to Fiscal 2014

Gross revenue for fiscal 2015 was $22.1 million, an increase of 94% compared to $11.4 million during fiscal 2014. This increase was directly attributable to the $16.2 million contributed by JMWA, off-set by a $5.5 million decrease in revenue from historical business lines. We continued to experience a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted to small business and similar such programs.

Gross profit for fiscal 2015 was $2.1 million, an increase of 88% compared to $1.1 million during fiscal 2014. This increase was the direct result of the contribution of JMWA.

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue from continuing operations generated from our client base is as follows:

	Years Ended
	July 1, 2016		June 26, 2015		June 27, 2014
		(in thousands)
Government
DoD	116,062	69%	129,305	81%	86,039	78%
State and Local	6,899	4%	7,249	5%	8,573	8%
EPA	4,583	3%	6,457	4%	1,593	1%
Other	38,416	23%	11,552	7%	6,314	6%
Commercial	1,957	1%	5,314	3%	7,761	7%
Gross Revenue	167,917	100%	159,877	100%	110,280	100%

Liquidity and Capital Resources

Our working capital as of July 1, 2016 was approximately a negative $2.2 million, compared to positive working capital at June 26, 2015 of $23.1 million. A significant factor contributing to this change in working capital is the $14.9 million increase in the outstanding line of credit balance with Bank of America, the $9.5 million decrease in the ending accounts receivable balance, the $1.9 million for the loss on the sale of PPS, and $1.4 million decrease in deferred income taxes as compared to fiscal 2015. Our current ratio at July 1, 2016 was 0.96 compared to 1.54 from the prior fiscal year.

On July 1, 2014, we acquired JMWA. The acquisition price of $13 million was paid in cash and with seller notes in the principal amount of $6 million. On July 1, 2016, the outstanding aggregate principal balance of the notes was $3.9 million. On September 30, 2015, the Company successfully completed the acquisition of JCSS, now known as VSS. The Company paid a cash purchase price of $10.5 million and agreed to pay contingent consideration of up to a maximum of $9.5 million based on the occurrence of certain events within the earn-out period of 3 years from September 30, 2015. As of July 1, 2016, management believes the amount of the contingent consideration that will be earned within the earn-out period is $3.2 million, including probability weighing of future cash flows. All payment related to the VSS contingent consideration over the next 2.5 years will also be funded through existing working capital (See Note 3 – Acquisitions).

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors, entered into a loan with Bank of America, N.A. as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Third Amended and Restated Loan and Security Agreement with United Bank and to pay a portion of the purchase price for the acquisition of VSS.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest initially accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the loan agreement are guaranteed unconditionally and on a joint and several basis by the guarantors and secured by substantially all of the assets of Versar and the guarantors. The loan agreement contains customary affirmative and negative covenants and during fiscal year 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio (which requires that the Company maintain a Consolidated Total Leverage Ratio, as defined, of not greater than 3.25:1.0), Consolidated Senior Leverage Ratio (which requires the Company to maintain a Consolidated Senior Leverage Ratio, as defined, of not greater than 2.75:1.0), Consolidated Fixed Charge Coverage Ratio(which requires the Company maintain an Fixed Charge Coverage Ration greater than 1.25:1.0 and Consolidated Asset Coverage Ratio (which requires the Company maintain an Asset Coverage Ratio, as defined, of greater than 1.25:1.0).

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, and Asset Coverage Ratio covenants for the fiscal quarters ended January 1, 2016, April 1, 2016, and July 1, 2016. Each failure to comply with these covenants constitutes a default under the loan agreement. On May 12, 2016, the Company, with certain of its subsidiaries and the Lender entered into a forbearance agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the loan agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the forbearance agreement, (b) any other default or event of default under the loan agreement or (c) June 1, 2016 (the Forbearance Period). Subsequently, the Company and the Lender entered into additional forbearance agreements to extend the Forbearance Period through December 9, 2016, and to allow the Company to borrow funds pursuant to the terms of the loan agreement, consistent with current Company needs as set forth in a 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.5 million. In addition, from and after June 30, 2016, outstanding amounts under the credit facility bore interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%. The Company is required to provide a 13-week cash flow forecast updated on a weekly basis to the Lender, and the Lender waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and also required the Company to pursue alternative sources of funding for its ongoing business operations.

As of July 1, 2016, the available balance on the Company’s revolving credit facility was approximately $9.7 million. As of December 30, 2016 the available balance on the Company’s revolving credit facility was approximately $2.7 million.

On December 9, 2016 (the Closing Date), Versar, Inc. (Versar), together with certain of its domestic subsidiaries acting as guarantors (collectively, the Guarantors), entered into a First Amendment and Waiver (the Amendment) to the loan agreement (the Loan Agreement) dated September 30, 2015 with Bank of America, N.A. (the Lender).

Under the Amendment, the Lender waived all existing events of default, and reduced the revolving facility to $13,000,000 from $25,000,000. The interest rate on borrowings under the revolving facility and the term facility will accrue at the LIBOR Daily Floating Rate plus 5.00% from LIBOR plus 1.87%. The Amendment added a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts. The Amendment also eliminated the Loan Agreement covenants requiring maintenance of a required consolidated total leverage ratio, consolidated fixed charge coverage ratio, consolidated senior leverage ratio and asset coverage ratio.

In addition to the foregoing, and subject to certain conditions regarding the use of cash collateral and other cash received to satisfy outstanding obligations under the Loan Agreement, the Amendment suspended all amortization payments under the term facility such that the entire amount of the term facility shall be due and payable on September 30, 2017. The original maturity date under the Loan Agreement was September 30, 2018. As consideration for the Amendment and the waiver of the existing events of default, Versar agrees to pay an amendment fee of .5% of the aggregate principal amount of the term facility outstanding as of November 30, 2016 plus the commitments under the revolving facility in effect as of the same date, which fee is due and payable on the earlier of a subsequent event of default or August 30, 2017. The Company paid $0.3 million in amendment fees in December 2016.

Finally, the Amendment continued the requirement for Versar to retain a CRO and recognized Versar’s ongoing efforts to work with the Lender and continues the requirements to engage with a strategic financial advisor to assist with the structuring and consummation of a transaction, the purpose of which will be the replacement or repayment in full of all obligations under the Loan Agreement.

Our capital requirements for fiscal 2016 were approximately $0.7 million, used primarily for annual hardware and software purchases to maintain our existing information technology systems. We anticipate that our discretionary capital requirements for fiscal 2017 will be approximately $0.5 million. Also, the Company has made certain cost cutting measures during fiscal 2016 so that we can continue to operate within existing cash resources. We believe that our cash balance of $1.1 million at the end of fiscal 2016, along with anticipated cash flows from ongoing operations and the funds available from our line of credit facility, will be sufficient to meet our working capital and liquidity needs during fiscal 2017. Going forward, the Company will continue to aggressively manage our cash flows and costs as needed based on the performance of the Company. Additionally, the surety broker has informed the Company that bonding for new work may be limited due to our accumulated deficit. The surety broker has requested that for all new bonds issued: i) a portion of the required bonds for future work be placed in a collateral account, and ii) establish a funds control account for each new project. A funds control account essentially eliminates the payment risk for the surety. The surety establishes a separate bank account in the contractor’s name, oversees all of the payment disbursements from the Company, and delivers checks from each payment for the Company to distribute to their vendors working on the project. The surety essentially becomes the contractor’s accounts payable back office. We continue to work with our surety broker and bonding companies to find ways to issue bonds.  As we commit to obtaining new financing our bonding capacity’s availability is also expected to increase.

Contractual Obligations

At July 1, 2016, we had total contractual obligations of approximately $21.6 million, including short-term obligations of approximately $6.9 million. The short-term obligations will become due over the next twelve months (fiscal 2017). Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisition of JMWA. The table below specifies the total contractual payment obligations as of July 1, 2016.

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Lease obligations	$13,986	$2,948	$5,668	$3,816	$1,554
Notes Payable to sellers	3,825	1,331	2,494	-	-
Notes Payable to Bank of America	2,500	2,500	-	-	-
Deferred Compensation obligations	1,019	107	214	201	497
Estimated interest obligations	293	167	126	-	-
Total contractual obligations	$21,623	$7,053	$8,502	$4,017	$2,051

On October 3, 2016 the Company did not make the quarterly principal payments to three individuals who were the former owners of JMWA. However, the Company continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against the Company in Fairfax County District Court, VA for failure to make such payments and to enforce their rights to such payments. Consequently, in the second quarter of fiscal 2017, the Company has moved the long-term portion of the debt to short term notes payable for a total of $3.8 million. Starting in January 2017 the Company stopped making the interest-only payments to two of the former owners and continues to make the monthly interest only payment at seven percent per annum to one owner. The discovery process is currently underway. A trial date is set for July 2017.

On January 1, 2017 the Company did not make $0.1 million in periodic payment to three individuals who participate in a Deferred Compensation Agreement plan established by the Company in 1988. The Company continues to negotiate with the individuals to reschedule the payments for a future period.

Critical Accounting Policies and Related Estimates That Could Have a Material Effect on Our Consolidated Financial Statements

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial position and results of operations which require management judgments and estimates, or involve uncertainties. Information regarding our other accounting policies is included in the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award. All of the Company's equity awards granted to employees in fiscal 2016, 2015, and 2014 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant. Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the Black-Scholes pricing model.

Net deferred tax asset: The Company established a full valuation allowance against its U.S net deferred tax assets during the year and maintained the full valuation allowance from our Philippine branch. Therefore, the net balance of deferred taxes as of July 1, 2016 is zero.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe the carrying value of our long-lived assets as of July 1, 2016 are fully recoverable.

Goodwill: During fiscal 2015, the Company changed the annual goodwill impairment assessment date from the last day of the fiscal year to the first day of the fourth quarter of the fiscal year. Management determined that performing the assessment prior to the close of the fiscal year provided the external valuation firm, the independent external auditors, and the Company with sufficient time to generate, review, and conclude on the valuation analysis results. At the close of fiscal year 2015, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.

During the third quarter of fiscal 2016, sustained delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, were deemed to be triggering events that led to an updated test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $15.9 million. The carrying value of goodwill after impairment at April 1, 2016 was $4.4 million.

During the fourth quarter of fiscal 2016, sustained delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, and were deemed to be triggering events that led to an interim period test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $4.4 million. The carrying value of goodwill after impairment atJuly 1, 2016 was zero. . Based on the results of the impairment testing, the Company concluded that the value of definite-lived intangible assets with a carrying value of $2.9 million was not recoverable. The Company has recorded a charge of $1.8 million for the impairment of definite-lived intangible assets acquired from JMWA, a charge of $1.1 million for the impairment of definite-lived intangible assets acquired from GMI, and a charge of $0.7 million for the impairment of definite-lived intangible assets of PPS, acquired in fiscal 2010, and Charron Consulting, acquired in fiscal 2012. As a result of these charges, the carrying amount of intangible assets acquired from Charron and PPS has been reduced to zero, and the carrying amount of intangible assets in the Company’s PSG and ESG segments have been reduced to zero. The carrying value of goodwill at July 1, 2016 and June 26, 2015 was zero million and $16.1 million, respectively. The goodwill balances were principally generated from our acquisition of JMWA during fiscal 2015, GMI during fiscal 2014, Charron during fiscal 2012, and the acquisitions of PPS and Advent Environmental, Inc. (Advent) during fiscal 2010. To conduct the annual goodwill impairment analysis, management, with the assistance of an external valuation firm, estimated the fair value of each reporting unit using a market-based valuation approach based on guideline public company data.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Our external valuation firm has estimated the fair value of each reporting unit using both a discounted cash flow analysis and the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation analysis methodology adjusted the value of the reporting units by including a premium for control, or market participant acquisition premium (MPAP). The MPAP reflects the capitalized benefit of reducing a company’s operating costs. These costs are associated with a company’s public reporting requirements. The adjustment assumes an acquirer could take the company private and eliminate these costs.

For the year ended July 1, 2016, we concluded that there was an indication of impairment to the Company’s recorded remaining goodwill balance which are now zero.

Intangible assets: The net carrying value of our intangible assets at July 1, 2016 and June 26, 2015 was $7.2 million and $4.6 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 5 - 15 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions. In connection with our annual goodwill impairment testing for fiscal 2016, we recorded an intangible impairment charge of $3.7 million due to market conditions and business trends within the ECM, ESG, and PSG reporting units.

Impact of Inflation

We protect ourselves from the effects of inflation. The majority of contracts we perform are for a period of a year or less and are firm fixed price contracts. Multi-year contracts provide for projected increases in labor and other costs.

Business Segments

We have the following three business segments: ECM, ESG, and PSG. Additional details regarding these segments are contained in Note 2 - Business Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Versar, Inc.

We have audited the accompanying consolidated balance sheet of Versar, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 1, 2016 the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the year ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of Versar, Inc. and subsidiaries as of June 26, 2015 and June 27, 2014 and for each of the two years then ended were audited by other auditors whose report dated September 15, 2015, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal year 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and subsidiaries as of July 1, 2016, and the results of its operations and its cash flows for the year ended July 1, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company generated a net loss of $37.9 million for the fiscal year ended July 1, 2016, expects losses to continue in the future and had an accumulated deficit of $27.4 million at that date. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA
March 27, 2017

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	July 1,2016	June 26,2015
ASSETS
Current assets
Cash and cash equivalents	$1,549	$2,109
Accounts receivable, net	47,675	57,171
Inventory, net	221	1,188
Prepaid expenses and other current assets	1,007	1,540
Deferred income taxes	-	1,366
Income tax receivable	1,513	2,373
Total current assets	51,965	65,747
Property and equipment, net	1,328	2,084
Deferred income taxes, non-current	-	414
Goodwill	-	16,066
Intangible assets, net	7,248	4,643
Other assets	775	252
Total assets	$61,316	$89,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,156	$35,852
Billings in excess of revenue	7,156	-
Accrued salaries and vacation	2,478	3,332
Bank line of credit	14,854	-
Notes payable, current	3,831	2,313
Other current liabilities	7,724	1,114
Total current liabilities	54,199	42,611

Notes payable, non-current	2,494	5,835
Other long-term liabilities	3,555	1,390
Total liabilities	60,248	49,836

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
Common stock $.01 par value; 30,000,000 shares authorized;10,217,227 shares issued and 9,982,778 shares outstanding as of July 1 2016; 10,128,923 shares issued and 9,805,082 shares outstanding as of June 26, 2015 (10,217,277 shares issued and 9,950,958 shares outstanding as of March 1, 2017)	102	101
Capital in excess of par value	31,128	30,798
(Accumulated deficit) Retained earnings	(27,448)	10,439
Treasury stock, at cost	(1,480)	(1,460)
Accumulated other comprehensive loss; foreign currency translation	(1,234)	(508)
Total stockholders' equity	1,068	39,370
Total liabilities and stockholders' equity	$61,316	$89,206

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014

GROSS REVENUE	$167,917	$159,877	$110,280
Purchased services and materials, at cost	107,199	90,289	55,108
Direct costs of services and overhead	57,544	55,797	46,653
GROSS (LOSS) PROFIT	3,174	13,791	8,519

Selling, general and administrative expenses	13,031	11,003	10,175
Other operating expense ( income)	1,937	-	(1,596)
Goodwill impairment	20,331	-	1,381
Intangible impairment	3,812	-	-
OPERATING (LOSS) INCOME	(35,937)	2,788	(1,441)

OTHER (INCOME) EXPENSE
Interest income	(19)	(2)	(15)
Interest expense	702	447	133
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	(36,620)	2,343	(1,559)

Income tax expense (benefit)	1,267	936	(1,043)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(37,887)	1,407	(516)
Income (Loss) from discontinued operations, net of tax	-	-	182
NET (LOSS) INCOME	$(37,887)	$1,407	$(334)

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED
Continuing operations	$(3.84)	0.14	$(0.05)
Discontinued operations	-	-	0.02
NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(3.84)	$0.14	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,857	9,771	9,663
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,857	9,771	9,663

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Fiscal Years Ended July 1, 2016, June 26, 2015, and June 27, 2014

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(37,887)	$1,407	$(334)
Foreign currency translation adjustments	(726)	(164)	31
TOTAL COMPREHENSIVE (LOSS) INCOME	$(38,613)	$1,243	$(303)

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Fiscal Years Ended July 1, 2016, June 26, 2015, and June 27, 2014 (in thousands)

				Retained			Other
			Capital	Earnings /			Comprehensive	Stockholders'
	Common Stock		in Excess of	(Accumulated)	Treasury		Loss	Equity
	Shares	Amount	Par Value	Deficit)	Shares	Amount

Balance at June 27, 2014	10,013	$100	$30,393	$9,032	(305)	$(1,396)	$(344)	$37,785
Restricted stock units	116	1	405	-	-	-	-	406
Treasury stock	-	-	-	-	(19)	(64)	-	(64)
Net income	-	-	-	1,407	-	-	-	1,407
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(164)	(164)
Balance at June 26, 2015	10,129	101	30,798	10,439	(324)	(1,460)	(508)	39,370
Restricted stock units	88	1	330	-	-	-	-	331
Treasury stock	-	-	-	-	(7)	(20)	-	(20)
Net loss	-	-	-	(37,887)	-	-	-	(37,887)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(726)	(726)
Balance at July 1, 2016	10,217	$102	$31,128	$(27,448)	(331)	$(1,480)	$(1,234)	$1,068

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net income (loss)	$(37,887)	$1,407	$(334)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,756	2,566	1,973
(Gain) loss on sale of property and equipment	(79)	59	34
Change in contingent notes	-	-	(1,590)
Provision for (recovery of) doubtful accounts receivable	1,001	(27)	(886)
Loss on life insurance policy cash surrender value	-	(35)	(63)
Provision (benefit) for income taxes expense	1,779	1,008	(913)
Share based compensation	329	405	502
Goodwill impairment	20,331	-	1,381
Intangible impairment	3,812	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,191	(26,239)	10,682
Decrease (increase) in prepaid and other assets	1,148	(344)	356
(Increase) decrease in inventories	(96)	7	64
(Decrease) increase in accounts payable	(19,635)	23,013	(2,190)
Decrease in accrued salaries and vacation	(1,055)	(938)	(130)
Decrease in income tax payable	829	(15)	(141)
Decrease (increase) in other assets and liabilities	6,503	(705)	(1,998)
Net cash provided by operating activities	(2,072)	162	6,747

Cash flows from investing activities:
Purchase of property and equipment	(686)	(839)	(971)
Payment for VSS acquisition, net of cash acquired	(11,080)	-	-
Payment for JMWA acquisition, net of cash acquired	-	(7,164)	-
Payment for GMI acquisiton, net of cash acquired	-	-	(2,788)
Proceeds from sale of office equipment	270	-	-
Premiums paid on life insurance policies	-	(23)	(23)
Proceeds received on life insurance policies	-	835	-
Net cash used in investing activities	(11,496)	(7,191)	(3,782)

Cash flows from financing activities:
Borrowings on line of credit	73,464	19,943	-
Repayments on line of credit	(58,611)	(19,943)	-
Loan for JMWA Purchase	-	4,000	-
Repayment of Loan for JMWA Purchase	(1,266)	(1,189)	-
Loan for VSS Purchase	5,000	-	-
Repayment of Loan for VSS Purchase	(2,500)	-	-
Proceeds from exercise of stock options	-	-	99
Repayments of notes payable	(3,058)	(3,559)	(2,045)
Purchase of treasury stock	(20)	(64)	(171)
Net cash provided by financing activities	13,009	(812)	(2,117)
Effect of exchange rate changes on cash and cash equivalents	(1)	276	98
Net decrease in cash and cash equivalents	(560)	(7,565)	946
Cash and cash equivalents at the beginning of the period	2,109	9,674	8,728
Cash and cash equivalents at the end of the period	$1,549	$2,109	$9,674
Supplemental disclosure of cash and non-cash activities:
Promissory notes-payable issued in connection with JMWA acquisition	$-	$6,000	$-
Promissory notes-payable issued in connection with GMI acquisition	$-	$-	$1,250
Contingent consideration payable related to VSS acquisition	$3,154	$-	$-
Cash paid for interest	$133	$429	$133
Cash paid for income taxes	$254	$48	$254

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NOTE 1 - Significant Accounting Policies

Principles of consolidation and business operations: Versar, Inc., a Delaware corporation organized in 1969, is a global project management firm that provides value oriented solutions to government and commercial clients. We also provide tailored and secure engineering solutions in extreme environments and offers specialized abilities in construction management, security system integration, performance-based remediation, and hazardous materials management. The accompanying consolidated financial statements include the accounts of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The Company operates within three business segments ECM, ESG and PSG. Refer to Note 3 - Business Segments for additional information. The Company’s fiscal year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal year 2016 included 53 weeks and its fiscal years 2015 and 2014 included 52 weeks.

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

Net income (loss) per share: Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. The Company’s common equivalent shares consist of shares to be issued under outstanding stock options and shares to be issued upon vesting of unvested restricted stock units.

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share:

	For the Fiscal Year End
	July 1, 2016	June 26, 2015	June 27,2014
	(in thousands)
Weighted average common shares outstanding-basic	9,857	9,771	9,663
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-	-
Weighted average common shares outstanding-diluted	9,857	9,771	9,663

For fiscal 2014, there were outstanding options to purchase approximately 43,000 shares of common stock, however, due to the net loss, there was no impact to dilution. We had no outstanding options in fiscal years 2015 and 2016.

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

Long-lived assets: The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. The Company believes the long-lived assets as of July 1, 2016 are fully recoverable.

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The carrying value of goodwill at July 1, 2016 and June 26, 2015 was zero and $16.1 million, respectively. To conduct the annual goodwill impairment analysis, management, with the assistance of an external valuation firm, estimated the fair value of each reporting unit using a market-based valuation approach based on comparable public company data (see Note 7 for results). As of July 1, 2016, the Company has recognized impairment expense of $11.5 million for the ECM reporting unit, $4.4 million for the ESG reporting unit, and $4.4 million for the PSG reporting unit. These charges are associated with impairment of goodwill acquired from JCSS, Advent, PPS, Charron, GMI, and JMWA.

Other intangible assets: The net carrying value of intangible assets at July 1, 2016 and June 26, 2015 was $7.2 million and $4.6 million, respectively. The intangible assets accumulated from acquisitions include customer related assets, marketing related assets, technology-based assets, contractual related assets, and non-competition related assets. These intangible assets are amortized over a 1.75 - 15 year useful life. The Company is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. Based on the results of the impairment testing during the third and fourth quarters of fiscal 2016, the Company concluded that the value of intangible assets with a carrying amount of $3.7 million was not recoverable. As a result of these charges, the carrying amount of intangible assets acquired from GMI, Charron, Advent, JMWA, and PPS has been reduced to zero. The carrying amount of intangible assets in the Company’s PSG and ESG segments have been reduced to zero.

Treasury stock: The Company accounts for treasury stock using the cost method. There were 330,742 and 323,841 shares of treasury stock at historical cost of approximately $1.5 million at July 1, 2016 and June 26, 2015, respectively.

Foreign Currency Translation and Transactions: The financial position and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Other Comprehensive Income (Loss) within the Company’s Consolidated Statements of Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At July 1, 2016 and June 26, 2015, the Company had cash held in foreign banks of approximately $0.5 million and $0.8 million, respectively. At July 1, 2016 and June 26, 2015, the Company had net assets held in the United Kingdom of approximately $0.3 million.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company adopted this guidance for the fiscal year ended July 1, 2016 and had no impact on the fiscal 2016 financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. For public business entities, the amendments of the update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update are permitted for financial statements that have not been previously issued. The Company has elected to adopt this standard for the fiscal year ended July 1, 2016. The Company reclassified $0.2 million of the Lenders debt issuance costs from Prepaid expenses within the other current assets to the Bank line of credit section within current liabilities on the Company consolidated balance sheets.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 – “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations” (“ASU 2015-16”), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company will adopt the guidance for fiscal 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update NO. 2015-17 – “Balance Sheet Classifications of Deferred Taxes” (“ASU 2015-17”). To simplify the presentation of deferred income taxes, ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. ASU 2017 -17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company adopted this guidance for the fiscal year ended July 1, 2016 and had no impact on the fiscal 2016 financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. We have not yet determined the effect of the adoption of ASU 2016-02 on our consolidated financial statements nor have we selected a transition date.

In March 2016, the FASB issued ASU 2016-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to amend ASU 2014-09, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to amend ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Specifically, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the impact all the foregoing Topic 606 amendments will have on its consolidated financial statements.

 In August 27, 2014, the FASB (the “board”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company will adopt the guidance for fiscal 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company will adopt the guidance for fiscal 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the fiscal year ended July 1, 2016, the Company generated a net loss of $37.9 million and had an accumulated deficits of $27.4 million with limited sources of operating cash flows, and further losses are anticipated in the development of its business. Further, the Company was in default under its loan agreement as of July 1, 2016. On December 9, 2016 Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an Amendment and to the Loan Agreement dated September 30, 2015 with the Lender (see Note 13 – Debt). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations and/or raise additional capital through equity or debt financing to meet its obligations and repay its liabilities when they come due.

The Company intends to continue funding its business operations and its working capital needs by way of private placements financing, obtaining additional term loans or borrowings from other financial institutions, until such time profitable operations can be achieved. As much as management believes that this plan provides an opportunity for the Company to continue as a going concern, there are no written agreements in place for such funding or issuance of securities and there can be no assurance that sufficient funding will be available in the future. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS SEGMENTS

The Company’s ECM business segment provides facility planning and programming, engineering design, construction, construction management and security systems installation and support services. ESG provides full service environmental consulting including compliance, cultural resources. Natural resources, remediation and UXO/MMRP services. PSG provides onsite environmental, engineering, construction and logistics services.

Summary financial information for the Company’s business segments from continuing operations is as follows:

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(in thousands)
GROSS REVENUE
ECM	$110,533	$91,111	$52,012
ESG	38,688	46,620	46,848
PSG	18,696	22,146	11,420
	$167,917	$159,877	$110,280

GROSS PROFIT (LOSS) (a)
ECM	$3,108	$8,030	$5,288
ESG	890	3,667	2,116
PSG	(824)	2,094	1,115
	$3,174	$13,791	$8,519

Selling, general and administrative expenses	13,031	11,003	10,175
Other operating expense (income)	1,937	-	(1,596)
Goodwill impairment	20,332	-	1,381
Intangible impairment	3,812	-	-
OPERATING (LOSS) INCOME	$(35,937)	$2,788	$(1,441)

a) - Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis. During fiscal 2015, the Company’s management changed the method of allocating business development (BD) costs to the reportable segments in order to refine the information used by our Chief Operating Decision Maker (CODM). The new methodology allocates BD costs to the selling, general, and administrative expense line, while the old methodology allocated BD costs to contract costs. The presentation for fiscal 2014 has been reclassified to conform to fiscal 2015 presentation. Approximately $1.8 million has been recast from contract costs to selling, general, and administrative expenses for the year ended June 27, 2014.

	As of
	July 1, 2016	June 26, 2015
ASSETS	(in thousands)

ECM	$21,842	$35,925
ESG	21,492	47,347
PSG	17,982	5,934
Total Assets	$61,316	$89,206

NOTE 4 - ACQUISITIONS

On September 30, 2015, the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., which is now known as Versar Security Systems (VSS). This group is headquartered in Germantown, Maryland and generated approximately $34 million in trailing twelve month revenues prior to the acquisition date from key long term customers such as FAA and FEMA. The results of operations of VSS have been included in the Company’s consolidated results from the date of acquisition. VSS has contributed approximately $17.6 million in revenue and $15.4 million in expenses from the date of the acquisition through July 1, 2016. Additionally, the Company has incurred approximately $0.6 million of acquisition and integration costs through July 1, 2016, recorded in selling, general, and administrative expenses.

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities. At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $9.5 million (undiscounted) based on certain events within the earn out period of 3 years from September 30, 2015. Based on the facts and circumstances as of April 1, 2016, management believes that the amount of the contingent consideration that will be earned within the earn out period is $3.2 million, including probability weighing of future cash flows. This anticipated contingent consideration is recognized as consideration and as a liability, of which $1.6 million is presented within other current liabilities and $1.6 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of July 1, 2016. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $9.5 million, with the amount recorded being the most probable.

The final purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed as of the September 30, 2015 acquisition date. Goodwill was allocated to the ECM segment. Goodwill represents the value in excess of fair market value that the Company paid to acquire JCSS. The allocation of intangibles has been completed by an independent third party and recorded on the Company’s consolidated balance sheet as of July 1, 2016.

Amount
Description	(in thousands)
Accounts receivable	$6,979
Prepaid and other	15
Property and equipment	29
Goodwill	4,266
Intangibles	8,129
Assets Acquired	19,418

Account payable	1,675
Other liabilities	3,509
Liabilities Assumed	5,184

Acquisition Purchase Price	$14,234

The table below summarizes the unaudited pro forma statements of operations for the fiscal year ended July 1, 2016, June 26, 2015 and June 27, 2014, assuming that the VSS acquisition had been completed as of the first day of each of the three fiscal years, respectively. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company.

VERSAR, INC. AND SUBSIDIARIES

Pro forma Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Fiscal Year EndedJuly 1, 2016(in thousands)			For the Fiscal Year EndedJune 26, 2015(in thousands)			For the Fiscal Year EndedJune 27, 2014(in thousands)
	Versar	VSS	Pro Forma Combined	Versar	VSS	Pro Forma Combined	Versar	VSS	Pro Forma Combined

GROSS REVENUE	$167,917	6,497	174,414	$159,877	31,438	191,315	$110,280	41,526	151,806
Purchased services and materials, at cost	107,199	3,816	111,015	90,289	20,956	111,245	55,108	27,886	82,994
Direct costs of services and overhead	57,544	1,043	58,587	55,797	5,570	61,368	46,653	7,413	54,066
GROSS PROFIT	3,174	1,638	4,812	13,791	4,912	18,702	8,519	6,227	14,745
Selling, general and administrative expenses	13,031	450	13,481	11,003	1,207	12,209	10,175	2,021	12,196
Other operating expense (income)	1,937	-	1,937	-	(2)	(2)	(1,596)	(2)	(1,598)
Goodwill impairment	20,332	-	20,332	-	-	-	1,381	-	1,381
Intangible impairment	3,812	-	3,812	-	-	-	-	-	-
OPERATING (LOSS) INCOME	(35,937)	1,188	(34,749)	2,788	3,707	6,494	(1,441)	4,208	2,767

OTHER EXPENSE
Interest income	(19)	-	(19)	(2)	-	(2)	(15)	-	(15)
Interest expense	702	-	702	447	-	447	133	-	133
(LOSS) INCOME BEFORE INCOME TAXES, FROM CONTINUING OPERATIONS	(36,620)	1,188	(35,432)	2,343	3,707	6,051	(1,559)	4,208	2,649
Income tax (benefit) expense	1,267	457	1,724	936	1,394	2,330	(1,043)	1,520	477
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(37,887)	731	(37,156)	1,407	2,313	3,720	(516)	2,688	2,172
Income (Loss) from discontinued operations, net of tax	-	-	-	-	-	-	182	-	182
NET (LOSS) INCOME	$(37,887)	731	(37,156)	$1,407	2,313	3,720	$(334)	2,688	2,354

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED
Continuing operations	$(3.84)	-	(3.84)	$0.14	-	0.14	$(0.05)	-	(0.05)
Discontinued operations	-	-		-	-	-	0.02	-	0.02
NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(3.84)	-	(3.84)	$0.14	-	0.14	$(0.03)	-	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,857	-	9,857	9,771	-	9,771	9,663	-	9,663
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,857	-	9,857	9,771	-	9,771	9,663	-	9,663

On July 1, 2014, Versar acquired all of the issued and outstanding capital stock of JMWA. JMWA was a service disabled veteran owned small business providing architectural, design, planning, construction management, environmental, facilities, and logistical consulting services to federal, state, municipal and commercial clients. The outstanding capital stock of JMWA was acquired by Versar pursuant to a Stock Purchase Agreement by and among Versar, JMWA, and the stockholders of JMWA and entered into on June 30, 2014. The aggregate purchase price for the outstanding capital stock of JMWA was $13.0 million, which was comprised of: (i) cash in the amount of $7.0 million paid pro rata in accordance with each stockholder’s ownership interest in JMWA at closing; and (ii) three seller notes with an aggregate principal amount of $6.0 million issued by Versar to the JMWA stockholders, pro rata in accordance with each stockholders’ ownership interest in JMWA at closing. The seller notes bear interest at a rate of 5.00% per annum and mature on the third business day of January 2019. The purchase price is subject to a post-closing adjustment based on an agreed target net working capital of JMWA as of the date of closing. The Stock Purchase Agreement contains customary representations and warranties and requires the JMWA stockholders to indemnify Versar for certain liabilities arising under the agreement, subject to certain limitations and conditions.

The final purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed on the July 1, 2014 acquisition date. Goodwill has been allocated between our ECM, ESG, and PSG segments based on a percentage of segment specific JMWA revenue dollars for fiscal 2015. Goodwill, which in certain circumstances, may be deductible for tax purposes, represents the value in excess of fair market value that the Company paid to acquire JMWA, less identified intangible assets. The Company incurred approximately $0.1 million in transaction costs related to the JMWA acquisition. During fiscal 2015, the Company recorded measurement period adjustments totaling approximately $1.1 million related to accounts receivable, intangible assets, goodwill, accounts payable, and other liabilities.

Amount
Description	(in thousands)
Cash	$456
Accounts receivable	4,996
Property and equipment	382
Other assets	147
Intangibles	2,833
Goodwill	8,355
Assets Acquired	17,169

Account payable	1,603
Other liabilities	2,566
Liabilities Assumed	4,169

Purchase Price	$13,000

NOTE 5 – FAIR VALUE MEASUREMENT

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

NOTE 6 – DISCONTINUED OPERATIONS

The consolidated financial statements and related footnote disclosures reflect fiscal 2013 discontinuation of the Lab, Telecom, and Domestic Products business components in the ECM segment. Income and losses associated with these components, net of applicable income taxes, is shown as income or loss from discontinued operations for the fiscal year ended June 27, 2014 (excluding quarterly financial data in Note 18). For the year ended July 1, 2016, there was no activity associated with discontinued operations.

Operating results for the discontinued operations for the years ended July 1, 2016, June 26, 2015, and June 27, 2014, were as follows;

	For the Fiscal Years Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(in thousands)

Gross Revenues	$-	$-	$-
Income (Loss) from discontinued operations	-	-	317
Provision for income taxes	-	-	(135)
Income (Loss) from discontinued operations, net of taxes	$-	$-	$182

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at July 1, 2016 and June 26, 2015 was zero million and $16.1million, respectively. The goodwill balances were principally generated from our acquisition of VSS during fiscal 2016 (see Note 4), JMWA during fiscal 2015, GMI during fiscal 2014, Charon during fiscal 2012, and PPS and Advent during fiscal 2010. We had three reporting units at July 1, 2016. The aggregate balance of goodwill decreased by $20.3 million at July 1, 2016 and increased by 8.0 million at June 26, 2015, respectively. In connection with the preparation of fiscal 2016 financial statements, management conducted a test of the Company’s goodwill as of April 2, 2016 and July 1, 2016. A roll forward of the carrying value of the Company’s goodwill balance, by business segment, for fiscal 2016 and 2015 is as follows (in thousands):

	Goodwill Balances
	ECM	ESG	PSG	Total
Balance, June 27, 2014	$5,302	$2,771	$-	$8,073
JMWA Acquisition	1,920	1,631	4,442	7,993
Balance, June 26, 2015	$7,222	$4,402	$4,442	$16,066
VSS Acquisition	4,266	-	-	4,266
Impairment	(11,488)	(4,401)	(4,442)	(20,332)
Balance, July 1, 2016	$-	$-	$-	$-

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

During fiscal 2015, the Company changed the goodwill impairment assessment date from the last day of the fiscal year to the first day of the fourth quarter of the fiscal year, or March 28, 2015. Management determined that performing the assessment prior to the close of the fiscal year provided the external valuation firm, the independent registered public accountants, and the Company with sufficient time to generate, review, and conclude on the valuation analysis results. At the close of each fiscal year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Management, with the assistance of an external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation analysis methodology adjusted the value of the reporting units by including a premium for control, or MPAP. The MPAP reflects the capitalized benefit of reducing the Company’s operating costs. These costs are associated with a company’s public reporting requirements. The adjustment assumes an acquirer could take a company private and eliminate these costs. Based upon fiscal 2015 analysis, the estimated fair value of a company’s reporting units exceeded the carrying value of their net assets and therefore, management concluded that the goodwill was not impaired.

During the third quarter of fiscal 2016, sustained delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, and were deemed to be triggering events that led to an interim period test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $15.9 million. The carrying value of goodwill after impairment at April 1, 2016 was $4.4 million. The Company’s remaining goodwill balance, after impairment, was derived from a partial impairment the acquisition of JMWA acquired in fiscal 2015. As a result of these charges, the carrying amount of goodwill assets acquired from VSS, JMWA, GMI, Charron Consulting and PPS has been reduced to zero, and the carrying amount of goodwill assets in the Company’s ECM and PSG segment have been reduced to zero.

During the fourth quarter of fiscal 2016, sustained delays in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, and were deemed to be triggering events that led to an updated test for goodwill impairment. As a result of our analysis, we recorded an additional impairment charge of $4.4 million. The carrying value of goodwill after impairment at July 1, 2016 was zero. Based on the results of the impairment testing, the Company concluded that the value of definite-lived assets with a carrying value of $0.9 million was not recoverable. The Company has recorded a charge of $0.3 million for the impairment of definite-lived intangible assets acquired from JMWA, a charge of $0.6 million for the impairment of definite-lived intangible assets acquired from GMI. As a result of these charges, the carrying amount of intangible assets acquired from JMWA and GMI has been reduced to zero.

The carrying value of goodwill at June 26, 2015 was $16.1 million. The goodwill balance was principally generated from the acquisition of GMI during fiscal 2014, the fiscal 2012 acquisition of Charron, and the fiscal 2010 acquisitions of PPS and Advent. The Company had three reporting units at June 26, 2015. The aggregate balance of goodwill declined by $1.4 million at June 26, 2015. In connection with the preparation of the fiscal 2014 financial statements, the Company conducted a test of our goodwill as of June 26, 2015. The June 26, 2015 decline was due to an impairment charge of $1.4 million as a result of a decline in the estimated fair value of the ECM reporting unit. The June 26, 2015 impairment is attributable to goodwill acquired from acquisitions prior to 2011.

Intangible Assets

In connection with the acquisitions of VSS, JMWA, GMI, Charron, PPS, and Advent, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of July 1, 2016 and June 26, 2015, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of July 1, 2016

Customer-related	$12,409	$(2,407)	$(3,618)	$6,384	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	2-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(514)	-	685	1.75 yrs
Non-competition-related	211	(32)	-	179	5 yrs
Total	$15,744	(4,684)	(3,812)	$7,248

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of June 26, 2015

Customer-related	$5,689	$(1,613)	$-	$4,076	5-15 yrs
Marketing-related	1,084	(698)	-	386	5-7 yrs
Technology-related	841	(660)	-	181	7 yrs

Total	$7,614	$(2,971)	$-	$4,643

Amortization expense for intangible assets was approximately $1.7 million, $1.1 million and $0.6 million for fiscal 2016, 2015, and 2014, respectively. The Company concluded that the value of definite-lived intangible assets with a carrying value of $3.8 million was not recoverable. The Company has recorded a charge of $3.8 million for the full impairment of definite-lived intangible assets. As a result of these charges, the carrying amount of intangible assets acquired from JMWA, GMI, Charron and PPS has been reduced to zero, and the carrying amount of intangible assets in the Company’s PSG and ESG segment have been reduced to zero.

No intangible asset impairment charges were recorded during fiscal 2015 or 2014.

Expected future amortization expense in the fiscal years subsequent to July 1, 2016 is as follows:

Years	Amounts
(in thousands)
2017	1,265
2018	579
2019	579
2020	579
2021	548
Thereafter	3,698
Total	$7,248

NOTE 8 - ACCOUNTS RECEIVABLE

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal 2017; therefore, they have been presented as current assets in accordance with industry practice. As part of concentration risk, management continues to assess the impact of having the PBR contracts within the ESG segment represent a significant portion the outstanding receivable balance.

	As of
	July 1, 2016	June 26, 2015
	(in thousands)
Billed receivables
U.S. Government	$7,531	$8,787
Commercial	11,159	8,074
Unbilled receivables
U.S. Government	20,883	40,769
Commercial	9,103	157
Total receivables	48,676	57,787
Allowance for doubtful accounts	(1,001)	(616)
Accounts receivable, net	$47,675	$57,171

NOTE 9 - CUSTOMER INFORMATION

A substantial portion of the Company’s revenue from continuing operations is derived from contracts with the U.S. Government as follows:

	As of
	July 1, 2016	June 26, 2015	June 27, 2014
		(in thousands)

DoD	$116,062	$129,305	$86,039
U.S. EPA	4,583	6,457	1,593
Other US Government agencies	38,415	11,552	6,314
Total US Government	$159,060	$147,314	$93,946

A majority of the DOD work is related to the Company’s runway repair project at DAFB, support of the reconstruction efforts in Iraq and Afghanistan with the USAF and U.S. Army, and our PBR contracts with AFCEC. Revenue of approximately $ 16.6 million for fiscal 2016, $29 million for fiscal 2015, and $33 million for fiscal 2014, was derived from the Company’s international work for the U.S. Government, respectively.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	As of
	July 1, 2016	June 26, 2015
	(in thousands)

Prepaid insurance	$18	$295
Prepaid rent	48	113
Other prepaid expenses	457	474
Collateralized Cash	472	-
Miscellaneous receivables	12	658
Total	$1,007	$1,540

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider. The collateralized cash amount is related to a bid bond the Company issued.

NOTE 11 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	July 1, 2016	June 26, 2015
	(in thousands)
Raw Materials	$132	$722
Finished Goods	94	400
Work-in-process	7	152
Reserve	(12)	(86)
Total	$221	$1,188

During the fourth quarter of fiscal 2016, the Company recorded a $0.6 million charge to write-down certain PPS assets, primarily inventory, to their estimated net realizable value as of July 1, 2016. This amount is recorded as Other Expense (Income) in the financial statements.

NOTE 12 - PROPERTY AND EQUIPMENT

		As of
Description	Useful life	July 1, 2016	June 26, 2015
		(in thousands)
Furniture and fixtures	8	$640	$1,274
Equipment	3 to 10	4,446	6,330
Capital leases	Life of lease	565	565
Leasehold improvements	(a)	684	1,435
Property and equipment, gross		$6,335	$9,604
Accumulated depreciation		(5,007)	(7,520)
Property and equipment, net		$1,328	$2,084

 (a) The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $1.3 million and $1.5 million, for the fiscal years 2016 and 2015, respectively.

Maintenance and repair expense approximated $0.1 million for the fiscal years 2016, 2015, and 2014 respectively.

NOTE 13 - DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, the Company agreed to pay the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded within the note payable line item in the consolidated balance sheet. As of July 1, 2016, the outstanding principal balance of the JMWA shareholders was $3.9 million.

On October 3, 2016 the Company did not make the quarterly principal payments to three individuals who were the former owners of JMWA. However, the Company continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against the Company in Fairfax County District Court, VA for failure to make such payments and to enforce their rights to such payments. During the second quarter of fiscal 2017, the Company has moved the long term portion of the debt to short term notes payable for a total of $3.5 million. The Company is defending the lawsuit on legal grounds. Starting January 2017 the Company stopped making the interest only payments to two of the former owners and continues to make the monthly interest only payment at seven percent per annum to one owner.

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors, entered into a Loan Agreement with the Lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility is March 31, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal year 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio. On December 9, 2016 Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an Amendment to the Loan Agreement dated September 30, 2015 with the Lender removing these covenants and adding a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts.

The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Company’s Third Amended and Restated Loan and Security Agreement with United Bank and to pay a portion the purchase price for the acquisition of VSS.

As of July 1, 2016, the Company’s outstanding principal debt balance was $6.4 million comprised of the Bank of America facility term loan balance of $2.5 million, and JMWA Note balance of $3.8 million. The following maturity schedule presents all outstanding debt as of July 1, 2016.

Fiscal Years	Amounts
(in thousands)
2017	$3,831
2018	1,399
2019	1,095
Total	$6,325

On January 1, 2017 the Company did not make $0.1 million in periodic payment to three individuals who participate in a Deferred Compensation Agreement plan established by the Company in 1988. The Company continues to negotiate with the individuals to reschedule the payments for a future period.

Line of Credit

As noted above, the Company had a $25.0 million revolving line of credit facility pursuant to the Loan Agreement with the Lender. The revolving credit facility is scheduled to mature on September 30, 2018. The Company had $14.8 million outstanding under its line of credit for the fiscal year ended July 1, 2016. On December 9, 2016 Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an Amendment to the Loan Agreement dated September 30, 2015 with the Lender. The Company now has a $13.0 million revolving line of credit facility. The Company has $10.3 million outstanding under its line of credit for the six months ended December 30, 2016.

The Company has elected to adopt ASU No. 2015-13 to simplify the presentation of debt issuance costs for the fiscal year ended July 1, 2016. $0.2 million of remaining unamortized cost associated with the Loan Agreement as of July 1, 2016 is therefore no longer presented as a separate asset - deferred charge on the consolidated balance sheet, and instead reclassified as a direct deduction from the carrying value of the line of credit.

Debt Covenants

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio covenant for the fiscal quarters ended January 1, 2016, and April 1, 2016, the Consolidated Total Leverage Ratio covenant, Consolidated Senior Leverage Ratio covenant and the Asset Coverage Ratio covenant for the fiscal quarter ended April 1, 2016, which defaults continued as of July 1, 2016. Each failure to comply with these covenants constitutes a default under the Loan Agreement. On May 12, 2016, the Company, certain of its subsidiaries and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period).

The Forbearance Period was subsequently extended by additional Forbearance Agreements between the Company and the Lender, through December 9, 2016. During the Forbearance Period, the Company was allowed to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a required 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.5 million. In addition, the Forbearance Agreements provided that from and after June 30, 2016 outstanding amounts under the credit facility will bear interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%, required that the Company provide a 13 week cash flow forecast updated on a weekly basis to the Lender, and waives any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. On December 9, 2016 Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an Amendment to the Loan Agreement dated September 30, 2015 with the Lender, among other things, eliminating the events of default and amending the due date of the loan agreement to September 30, 2017. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and pursuant to the Forbearance Agreements and the Amendment, requires the Company to pursue alternative sources of funding for its ongoing business operations. If the Company is unable to raise additional financing, the Company will need to adjust its operational plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

As of the fiscal 2017 quarter ended December 30, 2016, we are in compliance with all covenants under the Amendment to the Loan Agreement.

NOTE 14 - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	As of
	July 1, 2016	June 26, 2015

Project related reserves	$867	$57
Payroll related	110	221
Deferred rent	330	63
Earn-out obligations	1,577	-
Severance accrual	96	16
Acquired capital lease liability	97	176
Warranty Reserve	302	-
ARA Reserve	1,200	-
PPS Reserve	1,314	-
Other	1,831	581
Total	$7,724	$1,114

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE 15 – LEASE LOSS LIABILITIES

In March 2016, the Company abandoned its field office facilities in Charleston, SC and Lynchburg, VA, within the ESG and ECM segments, respectively. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on April 1, 2016, and has no foreseeable plans to occupy them in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Charleston, SC, and June 2020 for Lynchburg, VA. The Company also recognized $0.1 million of costs for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, the Company abandoned its field office facilities in San Antonio, TX within the ECM segment. Although the Company remains obligated under the terms of the lease for the rent and other costs associated with the lease, the Company made the decision to cease using this space on July 1, 2016, and has no foreseeable plans to occupy it in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.2 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expires in February 2019. The Company also recognized $0.2 million of costs for the associated leasehold improvements related to the San Antonio, TX office.

The following table summarizes information related to our accrued lease loss liabilities at July 1, 2016 and June 26, 2015.

	As of	As of
	July 1, 2016	June 26, 2015
	(in thousands)	(in thousands)
Lease loss accruals	$718	$-
Rent payments	(20)	-
Balance	$698	$-

NOTE 16 – SHARE-BASED COMPENSATION

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through July 1, 2016, a total of 551,369 restricted stock units have been issued under the 2010 Plan. As of July 1, 2016, there are 448,631 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the twelve month period ended July 1, 2016, the Company awarded 209,500 restricted stock units to certain employees, which generally vest over a two-year period following the date of grant. The grant date fair value of these awards is approximately $0.6 million. The total unrecognized compensation cost, measured on the grant date, that relates to 130,948 non-vested restricted stock awards at July 1, 2016, was approximately $0.4 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.4 million and $0.4 million for the year ended July 1, 2016 and June 26, 2015, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Company’s Condensed Consolidated Statements of Operations. There were no stock options outstanding and exercisable as of July 1, 2016. 20,000 stock options were exercised during fiscal year 2014, with an intrinsic value of approximately $0.1 million.

Exercisable qualified stock options outstanding at July 1, 2016 are as follows:

	Option Shares	Weighted Average Option Price Per Share	Total
(in thousands, except share price)
Outstanding at June 27, 2014	14	$3.99	$57
Exercised	-	-	-
Cancelled	(14)	3.99	(57)
Outstanding at June 26, 2015	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at July 1, 2016	-	$-	$-

NOTE 17 - INCOME TAXES

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. The Company established a full valuation allowance against its U.S. deferred tax assets at July 1, 2016 of $12.9 million as it determined they were not more likely than not to realize the deferred tax assets due to current year losses and projections for the near future. The company also maintained full valuation allowances on the Philippine and UK branches of $0.1 million and $0.9 million, respectively. The deferred tax assets in the foreign jurisdictions are related primarily to net operating loss carryforwards, as these jurisdictions have a history of losses and it is not more likely than not that the deferred tax assets will be realized. The valuation allowance at the end of fiscal 2015 was $0.8 million to offset the deferred tax asset from the Philippine branch operations, PPS, and for the U.S capital losses not more likely than not to be realized in the future.

At July 1, 2016, the Company has net operating loss carryforwards in the Philippines branch of approximately $0.1 million ($0.2 million gross), PPS $1.0 million ($5.4 million gross) and $0.4 million ($1.1 million gross) from the acquisition of Geo-Marine, Inc. In addition, they had $0.1 million of R&D credits carry forward.

Pretax income (loss) is comprised of the following:
	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(in thousands)

US Entities	$(39,395)	1,675	150
Foreign Entities	2,775	669	(1,709)
Total continuing operations	(36,620)	2,343	(1,559)
Discontinued operations	-	-	317
Total pretax (loss) income	$(36,620)	2,343	(1,244)

Income tax expense (benefit) for continuing operations is as follows:

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(in thousands)
Current
Federal	$(459)	$(254)	$(130)
State	2	182	(86)
Foreign	-	-	1

Deferred
Federal	(10,033)	873	(819)
State	(1,981)	133	(9)
Foreign	-	(159)	(429)
Change in Valuation allowance	13,738	-	429

Income tax (benefit) expenses, continued operations	$1,267	$936	$(1,043)
Income tax benefit, current from discontinued operations	-	-	(189)
Income tax benefit, deferred from discontinued operations	-	-	324
Income tax (benefit) expenses	$1,267	$936	$(908)

Deferred tax assets (liabilities) are comprised of the following as of the dates indicated below:

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015
	(in thousands)

Deferred Tax Assets
Employee benefits	$283	$329
Bad debt reserves	382	229
All other reserves	1,174	653
Net operating losses and tax credit	4,969	1,222
Capital loss carryforward	-	108
Accrued expenses	435	446
Depreciation and amortization	7,430	831
Other	239	1
Total deferred tax assets	$14,912	$3,819

Valuation Allowance	$(14,781)	$(756)

Deferred Tax Liabilities
Goodwill and intangibles	$(70)	$(900)
Depreciation and amortization	(28)	(307)
Other	(33)	(76)
Net deferred tax assets	$-	$1,780

In accordance with FASB’s guidance regarding uncertain tax positions, the Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At July 1, 2016 the Company did not have any uncertain tax positions. The Company’s 2011-2015 tax years remain open to audit in most jurisdictions.

The Company’s policy is to recognize interest expense and penalties as a component of general and administrative expenses.

The provision for income taxes compared with income taxes based on the federal statutory tax rate of 34% follows (in thousands):

	For the Fiscal Year Ended
	July 1, 2016	June 26, 2015	June 27, 2014
	(in thousands)
United States Federal tax at statutory rate	$(12,004)	$796	$(530)
State taxes (net of federal benefit)	(1,686)	160	(49)
Permanent items	12	22	(340)
Goodwill Impairment	1,194	-	-
Change in tax rates	(44)	(7)	21
Tax Credits	-	-	(28)
Change in valuation allowance	13,738	0	(1)
Other	57	(35)	(115)
Income tax (benefit) expense from continuing operations	$1,267	$936	$(1,043)
Income tax benefit, current discontinued operations	-	-	(189)
Income tax benefit, deferred discontinued operations	-	-	324
Total income tax (benefit) expense	$1,267	$936	$(908)

NOTE 18 - EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases approximately 213,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating and capital leases are as follows:

Fiscal Year Ended	Total Amount

2017	$2,948
2018	2,968
2019	2,701
2020	2,023
2021	1,792
Thereafter	1,554
Total	$13,986

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2.9 million, $3.2 million, and $2.6 million, for fiscal years 2016, 2015, and 2014, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

Disallowed Costs

Versar has a substantial number of U.S. Government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). All fiscal years through 2010 have been audited and closed. Management believes that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. The Company accrues a liability from the DCAA audits if needed. As of both July 1, 2016 and June 26, 2015, the accrued liability for such matters was immaterial.

Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. The Company believes that any ultimate unfavorable resolution of any currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and results of operations.

NOTE 20 – SUBSEQUENT EVENT(S)

On September 30, 2016, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Annual Report on Form 10-K for the year ended July 1, 2016. On October 13, 2016, the Company notified the Exchange that the Form 10-K would be delayed beyond the extended filing period afforded by Rule 12b-25.

On October 17, 2016 the Company received a letter from the Exchange in which the Exchange determined that the Company was not in compliance with Sections 134 and 1101 of the Exchange’s Company Guide (the Company Guide) due to the Company’s failure to timely file its Annual Report on Form 10-K with the SEC for the year ended July 1, 2016. The letter also stated that this failure was a material violation of the Company’s listing agreement with the Exchange and unless the Company took prompt corrective action, the Exchange may suspend and remove the Company’s securities from the Exchange. The Exchange also informed the Company that it must submit a plan by November 16, 2016 advising the Exchange of actions the Company has taken or will take to regain compliance with the Company Guide by January 17, 2017. If the Exchange accepted the plan, the Company would be subject to periodic monitoring for compliance. If the Company failed to submit a plan, or if the submitted plan was not accepted by the Exchange, delisting proceedings would commence. Furthermore, if the plan was accepted, but the Company was not in compliance with the Company Guide by January 17, 2017, or if the Company does not make progress consistent with the plan, the Exchange may initiate delisting proceedings.

On November 14, 2016, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 2016.

On December 15, 2016, the Company received a letter from the Exchange indicating that the Exchange has accepted the Company’s plan and extension request and granted the Company an extended plan period through May 31, 2017 to restore compliance under the Company Guide. The staff of the Exchange will review the Company periodically for compliance with the initiatives outlined in its plan. If the Company is not in compliance with the continued listing standards by May 31, 2017 or if the Company does not make progress consistent with the plan during the plan period, the Exchange staff has indicated that it would initiate delisting proceedings as appropriate.

On February 13, 2017, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Quarterly Report on Form 10-Q for the six months ended December 30, 2016.

The Company intends to file the delinquent documents to satisfy the timeline outlined by the Exchange discussed above.

In September 2016, the Company entered into a contract with the Army Reserve to provide staff augmentation services. Management expects this contract to operate at a loss. During September, the Company recorded a loss of $0.6 million related to this contract for the base period of nine months. The Army Reserve exercised its option to extend the contract for an additional year effective April 1, 2017. Management expects this extension to also operate at a loss and intends to record a charge of $1.1 million during its fiscal fourth quarter of 2017.

Subsequent events have been evaluated through March 27, 2017 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the year ended July 1, 2016, except those described above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) was carried out as of July 1, 2016, the last day of the fiscal period covered by this report. This evaluation was made by the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures (a) are not effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) do not fully include controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●
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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013 Framework).

Based on our assessment and as a result of the material weakness in internal control over financial reporting discussed below, management has concluded that, as of July 1, 2016, the Company’s internal control over financial reporting was not effective based on those criteria.

Material Weakness in Internal Control Over Financial Reporting

As previously reported, during the third quarter of fiscal 2016, after consultation with the Company’s independent auditors, management of the Company concluded that due to sustained delay in contract awards and contract funding and the direct impact on the Company’s results of operations, coupled with the continued decrease in the Company’s stock price, the goodwill in the Company’s ECM and PSG segments was impaired and recognized impairment charges of $18.8 million. Management then concluded that a material weakness existed as a result of management not recognizing that the third quarter results could have accelerated the triggering event with regard to undertaking Step 1 of the impairment analysis, rather than following its normal practice of conducting such an analysis during the Company’s fourth quarter. The Company did not maintain sufficient resources to provide the appropriate level of accounting knowledge and experience regarding certain complex, non-routine transactions and technical accounting matters and lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of such transactions, such as identifying the triggering factors for an impairment analysis, in accordance with GAAP. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this weakness, the Company has developed a remediation plan, which includes retaining an independent accounting firm to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues. While the Company has developed and is implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. As a result, management concluded that as of July 1, 2016, sufficient time had not occurred since remediation efforts commenced for the material weakness to be fully remediated and thus a material weakness continued to exist at such date. Therefore, the Company did not have effective internal control over financial reporting and therefore did not have effective disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

An independent accounting firm was retained to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues and the Company implemented the remediation plan discussed above. There were no other changes made to the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Qualifications and Experience

NAME	SERVED AS DIRECTOR

Robert L. Durfee, Ph.D	1969 to the present

Co-founder of the Company; Executive Vice President of the Company from 1986 to June 2004; President of GEOMET Technologies, LLC, a subsidiary of the Company, from 1991 to June 2004. Age 81.

Dr. Durfee is a highly experienced executive. His prior roles at Versar, including as one of the Company’s founders and as President of a subsidiary GEOMET Technologies, LLC, give him unique insight into the Company’s businesses, particularly those aspects of environmental compliance, munitions disposal and control of hazardous or toxic materials.

James L. Gallagher	2000 to the present

President, Gallagher Consulting Group since September 1999; President of Westinghouse Government and Environmental Services from 1996 to 1999; Executive Vice President of Westinghouse Government and Environmental Services from 1994 to 1996; Vice President and General Manager of Westinghouse Government, Operations Business Unit from 1992 to 1994. Age 80.

Mr. Gallagher served as a highly experienced executive of a leading environmental and energy unit of a Fortune 500 company. With his significant financial, business, operations and contracting background, Mr. Gallagher has provided expert leadership to the Board’s Audit Committee. His experience in construction management and outsourcing of large government facilities is important to two of the Company’s core businesses. As a former consultant to the U.S. Department of Energy, Mr. Gallagher is able to provide knowledge of markets and client needs in the energy sector.

Amoretta M. Hoeber	2000 to the present

President, AMH Consulting since 1992; Director, Strategic Planning of TRW Federal Systems Group and TRW Environmental Safety Systems, Inc. from 1986 to 1992; Deputy Under Secretary, U.S. Army from 1984 to 1986; Principal Deputy Assistant Secretary, U.S. Army from 1981 to 1984. Age 74.

Ms. Hoeber’s experience in government contracting, strategic planning and business development brings a unique perspective to the core Versar businesses as well as an understanding of the strategic planning process to advise Versar as it develops its key business competencies. Her extensive network and membership in several key U.S. government advisory boards also give her insight into the needs and priorities of Versar’s biggest client group, the U.S. government, specifically the U.S. Department of Defense.

NAME	SERVED AS DIRECTOR

Paul J. Hoeper	2001 to the present

Business consultant since February 2001; Assistant Secretary of the Army for Acquisition, Logistics and Technology from May 1998 to January 2001; Deputy Under Secretary of Defense, International and Commercial Programs, from March 1996 to May 1998; President of Fortune Financial from 1994 to January 1996. Age 71.

Mr. Hoeper’s experience as a merchant banker and senior Department of Defense official, plus his service as a director of several public companies, provide organizational, financial and business experience to the Board. Since leaving the government, Mr. Hoeper has been an active participant and presenter at conferences focusing on general corporate governance and the specific governance needs of companies, like Versar, that focus on government contracts. Mr. Hoeper’s participation in various government advisory groups and institutions enhances his leadership of the Board and enables him to contribute in a meaningful way to the strategic and risk management tasks of the Board.

Amir A. Metry, Ph.D	2002 to the present

Business consultant since 1995; part-time Versar employee from 1995 to April 2002; Founding Principal of ERM Program Management Corp. from 1989 to 1995; Vice President of Roy F. Weston from 1981 to 1989. Age 75.

Dr. Metry’s prior business experience in the United States and overseas and ongoing charitable work in Egypt and the Sudan provide Versar with international business experience in an area that has become its largest business segment. Dr. Metry’s experience includes launching new business and operations in the Middle East, Europe and the Pacific Rim. Also, Dr. Metry’s many years of experience and present business relationships in engineering and environmental businesses enhances his leadership on organizational and compensation issues faced by Versar.

Anthony L. Otten	2008 to the present

Chief Executive Officer of Versar since February 2010; Director of Orion Energy Systems, Inc. since August 2015; Managing Member of Stillwater, LLC from July 2009 to February 2010; Director of New Stream Capital, LLC and Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009; Managing Member of Stillwater, LLC from 2004 to 2007; Principal of Grisanti, Galef and Goldress, Inc. from 2001 to 2004. Age 60.

Mr. Otten, as Chief Executive Officer, brings the perspective and input of the senior management team to the Board discussions. As former chief executive officer of a number of companies, senior financial manager and entrepreneur, he brings a strategic vision with practical operating and financial implications to the Board’s discussions.

NAME	SERVED AS DIRECTOR

Frederick M. Strader	2014 to the present

Business consultant since 2013. Director of HDT Global from January to September 2016; President and Chief Executive Officer of Textron Systems, Inc. from January 2010 to December 2012; Executive Vice President and Chief Operating Officer of Textron Systems, Inc. from January 2008 to December 2009; President and Chief Executive Officer of United Industrial Corporation from August 2003 to December 2007; Chief Operating Officer and Executive Vice President of United Industrial Corporation from 2001 to 2003. Prior to 2001, he spent 21 years at United Defense, L.P. and its former parent, FMC Corporation, in a variety of finance, strategy, operations and general management positions. Retired U.S. Army Reserve officer and member of the Army Acquisition Corps. Age 64.

Mr. Strader’s experience in government contracting, leadership and management of public companies, and service as a board member provide him with unique insight and experience for the Board. Mr. Strader is a highly experienced executive who has led several companies serving the Department of Defense and other government agencies. He also has significant experience in finance and the government acquisition process which enable him to provide valuable input for Versar’s strategic direction.

Jeffrey A. Wagonhurst	2011 to the present

President and Chief Operating Officer of Versar since February 2010; Executive Vice President, Program Management Group of Versar from May 2009 to February 2010; Senior Vice President of Versar from September 2006 to May 2009; joined Versar as Army Program Manager in February 1999; retired from government service in May 1997 as a Colonel after a 30 year career with the U.S. Army. Age 69.

Mr. Wagonhurst is an experienced business executive and leader who brings the perspective and input of Versar’s operational management to the Board’s discussions. As a long time Versar executive and senior military officer, he provides a perspective and insight from Versar’s largest client, the U.S. Department of Defense.

Our Corporate Governance Guidelines provide that each director nominee must be under the age of 72 at the time of their election to the Board and should not have served as a director for more fifteen (15) years. However these requirements do not apply to any director who was serving at the time of adoption of the guidelines in July 1, 2008.

Executive Officers of the Registrant

The current executive officers of Versar, their ages as of March 1, 2017, their current offices or positions and their business experience for at least the past five years are set forth below.

Anthony L. Otten	60	Chief Executive Officer
Jeffrey A. Wagonhurst	69	President and Chief Operating Officer
Cynthia A. Downes	55	Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer
James D. Villa	54	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Linda M. McKnight	68	Senior Vice President of Business Development
Rob A. Biedermann	56	Senior Vice President of Engineering and Construction Management
Wendell A. Newton	59	Senior Vice President of Professional Services
Suzanne J. Bates	45	Senior Vice President of Environmental Services

Anthony L. Otten, BS, MPP, joined Versar as Chief Executive Officer (CEO) in February 2010. Prior to becoming CEO, he had served on Versar's Board of Directors for two years as an independent board member. Mr. Otten served as Managing Member of Stillwater, LLC from July 2009 to February 2011, as an Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009 and Managing Member of Stillwater, LLC from 2004 to 2007. Mr. Otten has a Bachelor of Science degree from the Massachusetts Institute of Technology and a Masters in Public Policy from Harvard’s Kennedy School of Government. Mr. Otten is an outside member of the board for Orion Energy Systems, Inc. (NASDAQ: OESX).

Jeffrey A. Wagonhurst, BS, MBC, MBA, MNSS, joined Versar in February 1999 as an Army Program Manager. In 2001, he was elected Vice President of Human Resources and Facilities. In September 2006, he was elected Senior Vice President to lead our former Program Management business unit (now ECM). In May 2009, Mr. Wagonhurst was promoted to Executive Vice President, Program Management Group. In February 2010, Mr. Wagonhurst was promoted to President and Chief Operating Officer of Versar. Mr. Wagonhurst concluded his 30 year career with the U.S. Army and retired in May 1997 as a Colonel. He commanded a Combat Engineer Brigade and Battalion during his service as well as previously serving as a Deputy District Commander of the Mobile District, U.S. Army Corps of Engineers.

Cynthia A. Downes, BS, MBA, CPA, joined Versar in April 2011 as Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer. From April 2009 to April 2011, Ms. Downes was Vice President and Chief Financial Officer of Environmental Design International, an engineering firm, based in Chicago, specializing in environmental and civil engineering. From January 2007 to April 2009, she was Vice President of Finance of GDI Advanced Protection Solutions and from 2005 to 2007, she was a consultant at Huron Consulting Group, Inc. Ms. Downes also spent 15 years at Tetra Tech, ultimately serving as Vice-President and Chief Financial Officer of Tetra Tech, EM Inc.

James D. Villa, B.A. J.D., joined Versar in March 2014 as Senior Vice President, General Counsel, Secretary, and Chief Compliance Officer. From 2011 to 2014, he served as Vice President and General Counsel of Colonial Parking, Inc. From 2006 to 2010, he served as Vice President and Chief Counsel of AOL, Inc., where he had responsibility for litigation and regulatory matters. Prior to joining AOL, Mr. Villa was a Trial Attorney in the Antitrust Division of the United States Department of Justice and also served as a Special Assistant United States Attorney in the Eastern District of Virginia. Mr. Villa was formerly in private practice with several different law firms in Washington, D.C. Mr. Villa served as a Captain in the United States Army Reserve and served in Saudi Arabia and Kuwait in support of Operations Desert Shield and Desert Storm. He has a Bachelor of Arts degree from the University of Michigan and a Juris Doctor degree from the University of Michigan Law School.

Linda M. McKnight, AA, joined Versar in April 2013 as Director of Business Development. In May of 2013, she was elected as Senior Vice President in charge of business development and strategy. Ms. McKnight has more than 29 years of experience in sales and marketing for environmental, engineering, construction, and logistics services in both domestic and international markets. She has held senior management sales positions with Tetra Tech and Kellogg Brown & Root (KBR) over the past 24 years. From 2010 to 2013, she provided business development consulting to firms focused on enhancing internal sales processes to grow environmental and engineering services to federal clients. Ms. McKnight is a Fellow and active member in the Society of American Military Engineers and serves on the Board of the Society's Academy of Fellows. She is the Immediate Past President of Women in Defense, Capital Chapter.

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

Wendell Newton, BS, joined Versar in July 2014 as Senior Vice President of the Professional Services Group. From February 1999 to July 2014, Mr. Newton was the Executive Vice President, Chief Operating Officer and one of the three shareholders of J.M. Waller Associates, Inc. (JMWA). Mr. Newton brings more than twenty-five years of experience in leadership and management in the areas of contracts, operations, finance, project management, human resources, and business development. During his 15-year tenure with JMWA, Mr. Newton was responsible for the executive leadership of the national environmental, facilities and logistics consulting and management groups. He served as senior-level management and provided oversight of environmental and compliance projects as well as projects involving development of facility requirements, master plans, land use and infrastructure plans. He developed and executed capital resource management plans including division and group annual budgets and the management of the technical services support staff. Mr. Newton also served as Vice President for JMWA Division managing the company's professional services resources world-wide and providing oversight to nearly 300 engineering, scientific, management and professional support staff who serve JMWA federal client base.

Suzanne Bates, B.S., M.S., joined Versar in September 2013 as a senior program manager and lead operations manager. Currently, Suzanne serves as Senior Vice President and Group Manager for Versar’s Environmental Services Group. Prior to joining Versar, Suzanne served as the Environmental Group Lead for Geo-Marine, Inc., (GMI) leading programs and projects focused on the Department of Defense and other federal agencies. She is a graduate of Texas A&M University-Corpus Christi with a Bachelor of Science degree in biology and chemistry and a Master of Science degree in marine sciences.

For the purpose of calculating the aggregate market value of the voting stock of Versar held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Company’s 401(k) Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires Versar’s executive officers, directors and persons who beneficially own more than 10% of Versar’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on Versar’s review of such reports furnished to Versar, Versar believes that all reports required to be filed by persons subject to Section 16(a) of the Exchange Act, and the rules and regulations thereunder, during fiscal 2016, were timely filed.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which the Board has determined is composed exclusively of non-employee directors who are independent, as defined by the NYSE MKT LLC (“NYSE MKT”) listing standards and the rules and regulations of the SEC, consisted of Mr. Gallagher (Chair), Dr. Durfee, Mr. Hoeper and Mr. Strader during fiscal 2016.

The Committee’s primary responsibilities, pursuant to a written charter, which is posted on the Company's website at www.versar.com under Corporate Governance (located under the “Investors” tab), are to provide oversight of the Company’s accounting and financial controls, review the scope of and procedures to be used in the annual audit, review the financial statements and results of the annual audit, and retain, and evaluate the performance of, the independent accountants and the Company’s financial and accounting personnel. The Board of Directors has determined that Mr. Strader qualifies as an Audit Committee Financial Expert as such term is defined under Item 407(d)(5) of Regulation S-K and is independent as noted above.

Code of Business Ethics and Conduct

The Company’s Board has adopted a Code of Business Ethics and Conduct, most recently restated in April 2016, that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Ethics and Conduct is posted on the Company’s web site www.versar.com under Corporate Governance (located under the “Investors” tab). The Company intends to disclose on its website any amendments or modifications to the Code of Business Ethics and Conduct and any waivers granted under this Code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. In fiscal 2016 and through the date of this Annual Report, no waivers have been requested or granted.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following Compensation Discussion and Analysis reviews the executive compensation program, policies and decisions of the Company’s Compensation Committee with respect to the Company’s executive officers listed in the Summary Compensation Table below (the “Named Executive Officers”). For fiscal 2016, the named executive officers are:

Name	Position
Anthony L. Otten	Chief Executive Officer
Jeffrey A. Wagonhurst	President and Chief Operating Officer
Cynthia A. Downes	Executive Vice President, Chief Financial Officer and Treasurer
James D. Villa	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Linda M. McKnight	Senior Vice President, Business Development

Executive Compensation Philosophies and Policies

The compensation philosophy of the Compensation Committee (the “Committee”) is built on the principles of pay for performance, stock ownership and alignment of management interests with the long-term interest of the Shareholders. The Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with performance, recognize individual initiative and achievements and assist the Company in attracting and retaining qualified executive officers. The target levels of new executive officers’ overall compensation are intended to be aligned with and benchmarked against compensation in the professional services industry for similar executives. In addition, the Committee seeks to provide a clear and transparent executive compensation process that reflects the understanding, input and decision factors that make the compensation and incentive system a valuable tool to increase Shareholder value.
The Company’s executive compensation program includes three components:

●
Base Salary – Salaries are benchmarked against those paid to other executives in the professional services industry as determined based on information provided from time to time by the Committee’s compensation consultant, as described below.

●
Long-Term Equity Incentive Awards – The purpose of this element of the Company’s executive compensation program is to link the Company’s most senior managers’ compensation with the long-term interests of the Company’s Shareholders, as well as the performance of the Company in a single fiscal year. Long-term incentive awards may be granted to named executive officers and other employees usually in the form of restricted stock or restricted stock units from a pool established under an incentive pay for performance plan at the beginning of each fiscal year by the Committee and approved by the Board. The Committee bases its decision to grant such awards, if a pool is established, on the individual’s performance and potential to contribute to the creation of Shareholder value. In February 2015, the Committee approved a Long-Term Incentive Compensation Program under which long-term incentive awards in the form of restricted stock units may be granted to the Company’s Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer based on a formula if the Company achieves certain defined growth in diluted earnings per share each year. The Long-Term Incentive Compensation Program is effective from fiscal 2015 through fiscal 2017. The Company had a similar program that operated for fiscal 2011 through 2014.

●
Non-Equity Incentive Plan Compensation – Non-equity incentive plan compensation is paid in cash pursuant to the above-noted incentive pay for performance plan and seeks to reward performance achieved during the applicable fiscal year. This pay for performance incentive plan balances the short-term and long-term needs of the Company. Under the non-equity incentive plan compensation element of the plan, a cash incentive pool is recommended each fiscal year upon the Company’s attainment of certain financial targets set by the Board. If the Company meets the targets, the Committee then determines the allocation of a pre-determined portion of the cash incentive pool among the executive officers based on each executive officer’s position and individual contribution to the Company’s performance. Each executive officer’s performance is measured against financial, profitability, growth, strategic and operational goals consistent with the Company’s business plan. For the immediate future, greater emphasis is focused on the short-term well-being of Versar in determining the allocation of cash awards to executive officers.

Impact of 2015 “Say on Pay” Advisory Vote.

We provided our shareholders with an advisory “say on pay” vote on the compensation of our named executive officers at our 2015 Annual Meeting of Shareholders. We received approximately 83.6% support in such vote. The Compensation Committee evaluated the results of this vote when making the determinations described herein and, as a result, the Compensation Committee has continued to apply substantially similar effective principles and philosophy it has used in previous years in determining executive compensation and made no material changes in fiscal 2016. The Compensation Committee will continue to consider shareholder concerns and feedback in the future.

Incentive Compensation Philosophy and Policies

Incentive Compensation Pay For Performance Plan

The Committee annually establishes a company-wide Incentive Compensation Pay For Performance Plan (“Incentive Plan”) at its first meeting held during the fiscal year. The Incentive Plan is based on a set of general principles that apply to all elements of compensation and establish the rules for awarding non-equity incentive plan compensation and stock-based compensation. The Incentive Plan consists of two parts: the first part is a written Incentive Compensation Plan, which was adopted in September 2010 and, the second part consists of annual general principles and guidelines for incentive compensation, including performance criteria, defined incentive groups and the target percentages of the pool to be allocated to each group for the fiscal year. The guidelines applicable to all elements of the Company’s compensation program and that apply directly to the Incentive Plan each year include:

●
The senior management team’s compensation is linked to Versar’s profitability, growth and strategic position;
●
The Incentive Plan’s key concept, pay for performance, balances short-term needs and long-term goals of the Company and the senior management team;
●
The Pay For Performance concept is applicable to all elements of compensation, including base salary and merit increases, non-equity incentive plan compensation and restricted stock awards;
●
The Incentive Plan is simple, rational, consistent and based on agreed-upon measurable parameters;
●
The Incentive Plan is based upon the Company’s achievement of certain levels of pre-tax income; and
●
The Incentive Plan is driven by a combination of metrics, depending on the level of management. The intent is that all levels of senior management have a significant portion of their compensation tied to the Company’s performance.

For fiscal 2016, the Committee determined that individual Incentive Plan awards would be based 10% to 60% on financial goals emphasizing the short-term well-being of Versar and 40% to 90% upon meeting strategic growth and sustainability goals of Versar over a longer period.

Restricted Stock Awards. Awards of restricted stock or restricted stock units (“restricted stock”) take into account both past performance and the need to provide the executive officers, other managers and key employees with an incentive to drive future performance of the Company. Restricted stock is also used as an incentive for future performance and long-term retention and commitment to the Company’s future. Restricted stock awards are currently made under the Company’s 2010 Stock Incentive Plan. While this Plan allows the use of stock options and other forms of stock-based awards, the Committee has determined that all awards will currently be in the form of restricted stock and restricted stock units, because restricted stock provides an opportunity to tie employees’ incentives to the growth of Shareholder value while potentially having less of an impact than stock options from an accounting standpoint on the earnings of the Company.

In the fiscal 2016 Incentive Plan, the number of restricted shares available for award was based on the same measure used to establish the size of the cash bonus pool, subject to a minimum and maximum award range. For fiscal 2016, the minimum pool for restricted stock awards was set at 25,000 shares and the maximum pool was 150,000 shares. Shares of restricted stock are awarded from the pool in the discretion of the Compensation Committee. The Incentive Plan for fiscal 2017 follows the same format as the previous year, and the minimum pool will be 25,000 shares and the maximum pool will be 175,000 shares.

Non-Equity Incentive Plan Compensation. Under the Incentive Plan, if the Company meets the minimum pre-tax income targets set in advance by the Board, then a non-equity incentive plan compensation pool is created. For fiscal 2016, the Board set the sole criteria for the creation of the non-equity incentive plan compensation pool as the Company’s pre-tax income. The minimum goal for fiscal 2016 was $4.1 million in pre-tax income, with a non-equity incentive plan compensation pool of $400,000 at that level. The non-equity incentive plan compensation pool was designed to increase as pre-tax income reached higher levels so that at $6.2 million of pre-tax income, a $1.6 million non-equity incentive plan compensation pool would be created. An executive officer’s participation in the pool, if any, is based on achievement of individually designed performance criteria. For fiscal 2017, the Board has again adopted a pre-tax income target for the non-equity incentive plan compensation pool. At this time, the Company believes that disclosure of the fiscal 2017 pre-tax income target could cause competitive harm to the Company’s business. While the Company believed that the fiscal 2017 target was challenging but attainable when adopted, based on performance to date in fiscal 2017, the Company does not anticipate a bonus pool will be created.

The fiscal 2016 non-equity incentive plan compensation pool was divided into six (6) levels: Executive Team, Senior Vice Presidents, Vice Presidents, Directors, Supervisors below Director Level and Non-Supervisors. There are varying percentages of participation by each group. If the Named Executive Officers and other senior managers are entitled to non-equity incentive plan compensation, the Committee will determine the allocation of non-equity incentive plan compensation among the named executive officers and other senior managers from the pools established for each category of employee, based on each executive officer’s or manager’s position, contribution to the Company including the achievement of established financial, strategic direction and leadership performance goals, and information regarding mid-range bonuses paid by others in the professional services industry based on information provided by its compensation consultant discussed below. The Incentive Plan for fiscal 2017 also divides the incentive groups into six (6) levels: Executive Team; Senior Vice Presidents, Vice Presidents, Directors, Supervisors below Director Level and Non-Supervisors.

Long-Term Incentive Compensation Program

On February 3, 2015, the Committee approved the Versar, Inc. 2015 Long-Term Incentive Compensation Program (the “LTICP”) adopted under the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The LTICP was effective as of June 28, 2014. The LTICP provides for the creation for each of fiscal 2015, 2016 and 2017 of a performance pool equal to 30% of the amount by which the Company’s diluted earnings per share exceeds that fiscal year’s target diluted earnings per share (which will be $0.299 for the 2015 Performance Period, $0.329 for the 2016 Performance Period and $0.362 for the 2017 Performance Period), times the weighted average number of the Company’s common stock outstanding, on a diluted basis (the “LTICP Pool”). The LTICP Pool shall in no event be less than zero for any fiscal year. To the extent that the LTICP Pool is zero in any fiscal year covered by the LTICP, no LTICP Pool will be created for the subsequent fiscal year.

In any year that an LTICP Pool is created, each participant in the LTICP may receive a restricted stock award pursuant to the 2010 Plan. The number of shares of restricted stock received by each participant will be calculated by multiplying the LTICP Pool by each participant’s designated percentage and then dividing the result by the fair market value of the Company’s common stock on the last day of the fiscal year to which the award relates. Each participant must be employed by the Company on the date the award amounts are determined in order to be eligible to receive an award, except as specified by the LTICP. The participants in the LTICP are the Company’s Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer and their participation percentages are 60%, 25% and 15%, respectively, subject to change by the Compensation Committee for any fiscal year.

One third of the restricted shares granted from the LTICP Pool will vest immediately following the Compensation Committee meeting at which such award is confirmed, and the remaining restricted shares will vest in equal proportions on the first and second anniversaries of the valuation date applicable to the restricted share award. Such restricted stock shall be forfeited if employment is terminated prior to vesting upon the terms set forth in the award agreement. Any unvested restricted shares will be subject to accelerated vesting if the Company’s board of directors determines in its discretion that the award recipients have complied with the terms of and objectives as set forth in the LTICP. Further, vesting will be suspended in any year in which the LTICP Pool is equal to zero or, in periods following fiscal 2017, if the Company fails to achieve the performance measures then established for that fiscal year. If in a succeeding performance period, as defined by the LTICP, an LTICP Pool is created, the previously suspended restricted stock awards will vest. Participation in the LTICP will generally cease upon termination of a participant’s service with the Company provided that if a participant’s service with the Company is terminated without cause, or by the participant for good reason, or as a result of retirement, death or disability after the end of a fiscal year but before the receipt of restricted shares under the LTICP has been determined, such participant will continue to participate and receive restricted shares from the LTICP Pool for the then completed fiscal year as if a continuing employee of the Company at that time. Upon a Change in Control, as defined by the 2010 Plan, all participation in the LTICP will cease and no further awards will occur. However, upon a Change in Control, any unvested restricted shares previously granted pursuant to the LTICP will immediately vest.

Compensation Process

Incentive Compensation Pay For Performance Plan

As noted above, in establishing the annual Incentive Plan, the Committee annually reviews the overall compensation of senior management, as well as the size and composition of the non-equity portion and stock-based award portion of the Incentive Plan at the beginning of each fiscal year.

At the same time, the Committee gathers data regarding the Company’s performance during the immediately preceding fiscal year to determine the awards to be made under the Incentive Plan for that then completed fiscal year.

In making its compensation decisions, the Committee has historically, and again in fiscal 2016, engaged the services of Steve Parker of HR-3D, a compensation consulting firm. Annually, Mr. Parker compiles information from publicly available compensation surveys and benchmarks, including those prepared by Willis Towers Watson, Radford Surveys & Consulting, and Culpepper and Associates, Inc., regarding companies in the professional services industry. The compilation prepared by Mr. Parker for fiscal 2016 included benchmarked compensation data for different executive levels of professional services companies of various sizes and in various geographic locations, but did not include the names of the individual companies whose salary data is utilized to compile the survey data. The publicly available compensation surveys and benchmarks used to prepare the compilation were chosen by Mr. Parker based on general direction from the Committee. Under the direction of Dr. Metry, Mr. Parker provided detailed information by type of executive position for fiscal 2016 focused on professional service companies with revenues in a range similar to that targeted by Versar over the same period. The compilation included an average of the mid-range of salaries and bonus percentages for the various executive levels within the professional services industry. In making compensation decisions, the Committee’s goal is to over time provide for executives’ salaries and bonuses within a particular range based on averages as supported by the compilation.

The Committee also considers the accounting and tax impact to the Company of the proposed compensation. Section 162(m) of the Internal Revenue Code has not been a relevant factor in the Committee’s compensation decisions to date, because the levels of compensation historically paid to the executive officers have been substantially below the $1 million threshold set forth in Section 162(m). If the Committee were to consider compensation increases sufficient to reach this threshold, it would seek advice regarding application and impact of Section 162(m). In setting compensation, the Committee also considers ways to minimize the adverse tax consequences from the impact of Section 409A of the Internal Revenue Code. If an executive officer is entitled to nonqualified deferred compensation benefits, as defined by and subject to Section 409A, and such benefits do not comply with Section 409A, such executive officer would be subject to adverse tax treatment (including accelerated income recognition in the first year that benefits are no longer subject to a substantial risk of forfeiture) and a 20% penalty tax. Versar’s compensation plans and programs are, in general, designed to comply with the requirements of Section 409A so as to avoid possible adverse tax consequences.

Long-Term Incentive Compensation Program

The Committee annually reviews the LTICP in order to determine if the mechanics of the plan, including the calculation of the LTICP Pool and the vesting schedule of awards, remain appropriate, and to determine if the participants in the pool and their respective participation percentages should be modified. Otherwise, as the process in which awards are granted under the terms of the LTICP is fixed pursuant to the terms of the LTICP, the Committee has no further discretion with respect to awards under the LTICP.

Compensation Decisions

Base Salary

For current executive officers, the Committee intends to focus on providing significant incentive compensation to drive the Company’s performance rather than annual base salary increases, except as required in the case of misaligned salary levels or as deemed necessary following review of the executives’ overall compensation packages supported by surveys conducted by Mr. Parker of executive compensation at similar companies in the professional services industry. After discussion of survey data included in the Company’s annual executive compensation analysis with Mr. Parker and consideration of the Company’s current financial situation, the Committee determined not to make any changes to base salaries, and has sought to reduce other prerequisites as appropriate.

Stock Based Awards (including Long-Term Incentive Compensation Program)

Restricted stock or restricted stock units may be awarded to executive officers pursuant to the terms of the annual Incentive Plan and the LTICP if the specified criteria are met. In fiscal 2016, the Company did not achieve the targets necessary to trigger the award of restricted stock or restricted stock units under the 2016 Incentive Plan and the LTICP.

The Committee did however approve certain discretionary grants of restricted stock units to executive officers as set out below.

As was reported in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting, the Company did not achieve the targets necessary to trigger the award of restricted stock or restricted stock units under the 2015 Incentive Plan and the LTICP. However, on September 1, 2015, after review of the Company’s overall performance and the efforts made by management with respect to achieving certain goals of the Company and in order to provide further incentives for improved performance in the future, the Committee approved the following grants of restricted stock units to named executive officers: Mr. Otten, 13,300 shares, Mr. Wagonhurst, 6,700 shares, Ms. Downes, 6,000 shares, Mr. Villa 2,700 shares and Ms. McKnight 2,700 shares. Fifty percent of these restricted stock units vest on each of the immediately succeeding two anniversaries of the date of grant until fully vested.

Further, the Committee approved an additional grant of restricted share units to each of the named executive officers on February 1, 2016 as follows: Mr. Otten, 18,000 shares, Mr. Wagonhurst 5,000 shares, Ms. Downes 9,000 shares, Mr. Villa 3,000 shares and Ms. McKnight 5,000 shares. Fifty percent of these restricted stock units vest on each of the immediately succeeding two anniversaries of the date of grant until fully vested Such grants were made to recognize the contributions of these individuals and to incent them to continue their performance on behalf of the Company.

Non-Equity Incentive Plan Compensation

In fiscal 2016, the Company did not achieve the targets necessary to trigger the accrual of a bonus pool under the 2016 Incentive Plan. Thus, no non-equity incentive plan compensation was paid to the named executive officers for fiscal 2016.

Summary Compensation Table

The following table presents compensation information earned by the Company’s Principal Executive Officer, Principal Financial Officer, each of the Company’s three other most highly compensated executive officers during the fiscal year ended July 1, 2016, and compared with the two prior years. We refer to these executive officers as our named executive officers in this Annual Report.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Anthony L. Otten Chief Executive Officer	2016	375,000	-	84,305	36,775	496,080
	2015	331,068	-	-	20,196	351,264
	2014	325,000	-	16,252	16,802	358,054
Jeffrey A. Wagonhurst President and Chief Operating Officer	2016	270,000	-	32,585	30,923	339,508
	2015	261,154	-	-	19,390	280,544
	2014	263,285(4)	-	13,000	17,422	293,707
Cynthia A. Downes Executive Vice President and Chief Financial Officer	2016	230,000	-	40,170	23,161	293,331
	2015	230,000	-	-	14,723	244,724
	2014	230,000	-	11,499	13,669(5)	255,168
James D. Villa Senior Vice President, General Counsel and Chief Compliance Officer	2016	210,000	-	22,763	18,210	250,973
	2015	210,000	-	-	16,940	226,940
	-	-	-	-	-	-
Linda M. McKnight Senior Vice President, Business Development	2016	200,000	-	20,385	21,271	241,656
	2015	200,000	-	-	13,681	213,681
	-	-	-	-	-	-

(1)
Includes regular base salary earnings for fiscal 2016, 2015 and 2014.
(2)
Amounts shown are the aggregate grant date fair value of time-based restricted stock unit awards computed in accordance with FASB ASC Topic 718.
(3)
Consists of the following: Any severance payments, payments for accrued personal time off after leaving the Company, Company paid life insurance, Company paid disability, executive medical reimbursement, and Company match to employee’s 401(k) Plan contribution.
(4)
Includes $2,500 for payout of personal time off in excess of 200 hours and $785 for service achievement
(5)
As previously reported included $51,167 for relocation expenses which actually were paid in a prior year.

Grants of Plan Based Awards

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
Anthony L. Otten		210,000	262,500	450,000
	9/1/15				13,300	40,565
	2/1/16				18,000	43,740
Jeffrey A. Wagonhurst		108,000	135,000	162,000
	9/1/15				6,700	20,435
	2/1/16				5,000	12,150
Cynthia A. Downes		82,800	103,500	124,200
	9/1/15				6,000	18,300
	2/1/16				9,000	21,870
James D. Villa		58,800	73,500	88,200
	9/1/15				2,700	8,235
	2/1/16				3,000	7,290
Linda M. McKnight		56,000	70,000	84,000
	9/1/15				2,700	8,235
	2/1/16				5,000	12,150

(1)
Amounts represent the threshold (payment made if performance criteria met at 80% level for fiscal year), target (payment made if the performance criteria are met for the fiscal year) and maximum payouts (payment made if the performance criteria are exceeded for the fiscal year) under the 2016 Incentive Plan. No amounts were earned by the Named Executive Officers during fiscal 2016 as the performance criteria was not achieved at the minimum level.

(2)
The amounts in this column do not represent amounts the named executive officers received or are entitled to receive. Rather, the reported amounts represent the grant date fair values of the awards. The grant date fair value is determined in accordance with FASB ASC Topic 718 by multiplying the number of shares underlying the units granted by the closing price of the Company's Common Stock on the grant date.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Anthony L. Otten	0	-	-	31,300	38,812
Jeffrey A. Wagonhurst	0	-	-	11,700	14,508
Cynthia A. Downes	0	-	-	15,000	18,000
James D. Villa	0	-	-	7,575	9,393
Linda M. McKnight	0	-	-	7,000	9,548

(1)
Based on the Fair Market Value of the Company’s Common Stock (based on the closing price for the Common Stock on the NYSE MKT) on July 1, 2016.

Stock Vested

Name	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(1)
Anthony L. Otten	6,650	10,706.50
Jeffrey A. Wagonhurst	3,350	5,393.50
Cynthia A. Downes	3,000	4,830.00
James D. Villa	1,350	2,173.50
Linda M. McKnight	1,350	2,173.50

(1)
Calculated by multiplying the number of shares by the fair market value of the Company’s Common Stock (based on the closing price for the Common Stock on the NYSE MKT) on the date of vesting.
(2)
Represents the shares that vested on September 2, 2016 from the restricted stock unit award granted on September 2, 2015.

Director Compensation Fiscal Year 2016

During fiscal 2016, each of the Company’s non-employee directors received an annual fee consisting of $8,000 in cash, plus the grant of 8,500 shares of restricted stock, all of which vest over a one-year period. Each non-employee director was paid an attendance fee of $1,400 in cash for each meeting of the Board or of its committees for which the director was physically present and $700 in cash for each meeting attended telephonically. In addition, the Chairs of the Audit, Compensation and Nominating & Governance Committees were paid an additional $6,000 a year in cash as compensation for increased responsibility and work required in connection with those positions. The non-employee Chairman of the Board was paid an additional $15,000 in cash and was granted an additional 6,000 shares of restricted stock for additional responsibilities and efforts on behalf of the Company.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (3)	Total ($)
Paul J. Hoeper	39,100	40,170	79,270
Robert L. Durfee	26,900	24,720	51,620
James L. Gallagher	30,100	24,720	54,820
Amoretta M. Hoeber	30,100	24,720	54,820
Amir A. Metry	30,100	24,720	54,820
Frederick M. Strader	26,200	24,720	50,920

(1)
Anthony L. Otten and Jeffrey A. Wagonhurst are not included in this table because as employees of Versar, they receive no extra compensation for their service as directors. Their compensation for fiscal 2016 is shown on the Summary Compensation Table included herein above.
(2)
Includes all fees earned or paid for services as a director in fiscal 2016, including annual retainer, committee or Board chair fees and meeting fees.
(3)
Represents the grant date fair value of shares of restricted stock granted in fiscal 2016 which is the amount recognized for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“Topic 718”). In accordance with Topic 718, the grant date fair value of each share of restricted stock is based on the closing price of Versar's Common Stock on the date of the grant, November 10, 2015 for all stock awards, which was $3.09 per share. Restricted stock awarded to Directors in fiscal 2016 vested on November 14, 2016, the day before the anticipated first annual meeting of shareholders after the date of grant.

At the end of fiscal 2016, the non-employee directors owned the following number of unvested shares of restricted stock:

NAME	Unvested Restricted Stock Awards
Paul J. Hoeper	14,500
Robert L. Durfee	8,500
James L. Gallagher	8,500
Amoretta M. Hoeber	8,500
Amir A. Metry	8,500
Frederick M. Strader	8,500

Change in Control Agreements

On September 1, 2015, the Company amended the change in controls severance agreements with Mr. Otten, Mr. Wagonhurst, Ms. Downes, Ms. McKnight and Mr. Villa and extended the term of the change in control agreements until September 13, 2017. The agreements provide that there is a “change in control” upon the occurrence of the first of the following events: an acquisition of a controlling interest (defined as 25% or more of the combined voting power of the Company’s then outstanding securities); if during the term of the agreement, individuals serving on the board at the time of the agreement, or their approved replacements, cease to constitute a majority of the board; a merger approval (subject to exceptions listed in the agreement); a sale of all or substantially all of the Company’s assets; a complete liquidation or dissolution of the Company, or a going private transaction. If a potential change in control occurs during the term, the termination date is automatically extended to the later of the existing termination date or the date that is six months from the date of the potential change in control. If a change in control occurs during the term, the termination date will not apply and the agreement will terminate only on the last day of the 24th calendar month beginning after the calendar month in which the change in control occurred. Under each of the agreements, severance benefits are payable to an executive officer if, during the term of the agreement and following a change in control, the executive’s employment is terminated by the Company without cause (other than as a result of his death or disability) or if the executive resigns for good reason (identified as a result of change in title, salary reduction, or change in geographic location). Severance benefits will also be triggered if, after a potential change in control, but before an actual change in control, the executive’s employment is terminated without cause or the executive resigns for good reason, if the termination is at the direction of a person who has entered into an agreement with the Company that will result in a change in control, or the event constituting good reason is at the direction of such a person. Finally, benefits will be triggered if a successor to the Company fails to assume the agreement. Severance benefits include: (i) a lump sum cash payment equal to two times the executive’s annual base salary, or, if higher, the annual base salary in effect immediately before the change in control, potential change in control or good reason event; (ii) a lump sum cash payment equal to two times the higher of the amounts paid to the executive under any existing bonus or incentive plan in the calendar year preceding the termination of his employment or the calendar year in which the change in control occurred; (iii) a lump sum payment for any amounts accrued under any other incentive plan; (iv) a continuation for 24 months of the life, disability and accident benefits the executive was receiving before the end of his employment; (v) a continuation for 18 months of the health and dental insurance benefits he or she was receiving before the end of his or her employment; (vi) a lump sum payment of $16,000 in lieu of medical benefits made available by the Company to its officers; (vii) all unvested options will immediately vest and remain exercisable of the longest period of time permitted by the applicable stock option plan; and (viii) all unvested restricted stock awards will immediately vest. Further, the Company may provide certain medical benefits to retired executive officers who serve as chief executive officer, president, executive vice president, senior vice president, corporate vice president, or a Board-elected vice president. A termination following a change in control will be deemed retirement for purposes of the provision of these medical benefits.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Otten would have received had his employment been terminated on the last day of fiscal 2016 under the circumstances described below.

	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	750,000	0	37,694
Termination or resignation following a potential change of control	750,000	0	37,694
Successor fails to assume the contract	750,000	0	37,694

(1)
Payment for benefit costs paid by the Company on behalf of Mr. Otten that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Wagonhurst would have received had his employment been terminated on the last day of fiscal 2016 under the circumstances described below.
	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	540,000	0	31,334
Termination or resignation following a potential change of control	540,000	0	31,334
Successor fails to assume the contract	540,000	0	31,334

(1)
Payment for benefit costs paid by the Company on behalf of Mr. Wagonhurst that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.
The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Ms. Downes would have received had her employment been terminated on the last day of fiscal 2016 under the circumstances described below.
	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	460,000	0	31,526
Termination or resignation following a potential change of control	460,000	0	31,526
Successor fails to assume the contract	460,000	0	31,526

(1)
Payment for benefit costs paid by the Company on behalf of Ms. Downes that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Villa would have received had his employment been terminated on the last day of fiscal 2016 under the circumstances described below.
	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	420,000	0	19,139
Termination or resignation following a potential change of control	420,000	0	19,139
Successor fails to assume the contract	420,000	0	19,139

(1)
Payment for benefit costs paid by the Company on behalf of Mr. Villa that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.
The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Ms. McKnight would have received had her employment been terminated on the last day of fiscal 2016 under the circumstances described below.
	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	400,000	0	24,816
Termination or resignation following a potential change of control	400,000	0	24,816
Successor fails to assume the contract	400,000	0	24,816

(1)
Payment for benefit costs paid by the Company on behalf of Ms. McKnight that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.

Risk Oversight

Management of risk is the direct responsibility of the Company’s CEO and the senior management team. The Board has oversight responsibility focusing on key enterprise risk management issues and evaluating the risk mitigation processes established by senior management.
Versar faces a variety of enterprise risks, including legislative and regulatory risk, liquidity risk, compliance risk and operational risk. The Board believes that an effective risk management process should (1) identify in a timely fashion the material risks facing the Company, (2) communicate to the Board the relevant information regarding senior executive management strategies and their associated risks, (3) implement appropriate and responsive risk management strategies consistent with the Company’s risk profile, and (4) integrate risk management throughout the Company’s decision-making processes.
In addition to the formal compliance program, the Board and senior management promote a corporate culture that incorporates risk management into the Company’s corporate strategy and daily operations. The Board also continually works, with the input of senior management, to assess and analyze the most likely areas of future risk for the Company. We believe that the Board’s leadership structure, including strong Board committee chairs and open communication between senior management and directors, promotes effective oversight of Versar’s risk management program.

During fiscal 2016, the Compensation Committee considered the impact of the Company’s executive compensation policies and practices, and the incentives created by its policies and practices, on the Company’s risk profile, and concluded that such policies and practices do not motivate imprudent risk taking. In addition, the Committee periodically reviews all of the Company’s compensation policies and procedures, including the incentives they create, and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. In conducting this review, the Committee also reviews the compensation program for any design features which have been identified by experts as having the potential to encourage excessive risk-taking, including:

●
excessive focus on equity;
●
compensation mix overly weighted toward annual incentives;
●
highly leveraged payout curves and uncapped payouts;
●
unreasonable goals and thresholds; and
●
steep payout cliffs at performance levels that may encourage short-term business decisions to meet payout thresholds.

In reaching its conclusion, the Committee identified several features of its compensation program that reduce the likelihood of excessive risk taking:

●
the Company’s program and policies are designed to provide a balanced mix of cash and restricted equity, annual and longer-term incentives;
●
maximum payout levels for non-equity incentive plan compensation are capped based on a review of the Company’s economic position and prospects, as well as the benchmarking of compensation offered by comparable companies; and
●
the Committee has discretion to alter, including to reduce, incentive plan payouts or make discretionary awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners

The table below sets forth, as of March 1, 2016, the only persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Stock
Ariel Investments, LLC (1) 200 E. Randolph Drive, Suite 200 Chicago, IL 60601	1,765,373	17.8
Wedbush, Inc. (2) 1000 Wilshire Boulevard Los Angeles, California 90017	698,514	7.00
Dr. Robert L. Durfee (3) 6850 Versar Center Springfield, VA 22151	596,948	5.99
Illinois Municipal Retirement Fund (4) 2211 York Road, Suite 500 Oak Brook, IL 60523	557,335	5.6

(1)
The information with respect to the shares of Common Stock held by Ariel Investments, LLC (“Ariel”) is based on a filing made on Schedule 13G/A on February 14, 2017 with the U.S. Securities and Exchange Commission (the “SEC”) by Ariel. Ariel reports sole voting power as to 1,032,735 shares and sole dispositive power as to 1,765,373 such shares.
(2)
The information with respect to the shares of Common Stock held by Wedbush, Inc. is based on filings made on Schedule 13G/A on February 15, 2017 with the SEC by Wedbush, Inc., Edward W. Wedbush and Wedbush Securities, Inc. (collectively, “Wedbush”) filing as a group. Wedbush reports that Wedbush, Inc. has sole voting and sole dispositive power as to 218,268 shares. Edward W. Wedbush has the sole voting and sole dispositive power as to 365,255 shares. Wedbush Securities, Inc. has sole voting and sole dispositive power as to zero shares. Wedbush, Inc. has shared voting and dispositive power as to 218,268 shares. Edward W. Wedbush has shared voting power as to 583,523 and shared dispositive power as to 698,514 shares. Wedbush Securities, Inc. has shared voting power as to 218,268 shares and shared dispositive power as to 328,259.
(3)
For a description of the nature of the beneficial ownership of Dr. Durfee, see “Stock Ownership of Directors and Officers” below. The information with respect to shares of Common Stock held by Dr. Durfee is based upon filings with the SEC and information supplied by Dr. Durfee.
(4)
The information with respect to the shares of Common Stock held by Illinois Municipal Retirement Fund (“IMRF”) is based on filings made on Schedule 13G on February 11, 2013 with the SEC by IMRF. IMRF reports sole voting and shared dispositive power with respect to all such shares.

Stock Ownership of Directors and Officers

The following table sets forth certain information regarding the ownership of Versar's Common Stock by the Company’s Directors and each named executive officer listed in the Summary Compensation Table, each nominee for Director and the Company's Directors and executive officers as a group, as of March 1, 2016.

Individual or Group	Shares of Common Stock Beneficially Owned as of March 1, 2016 (1)
	Number (5)	Percent
Paul J. Hoeper	95,590	*
Robert L. Durfee	596,948	5.99
James L. Gallagher	58,390	*
Amoretta M. Hoeber	56,790	*
Amir A. Metry	74,519	*
Anthony L. Otten (2)	119,442	1.20
Frederick M. Strader	25,000	*
Jeffrey A. Wagonhurst	82,346	*
Cynthia A. Downes (3)	33,035	*
James D. Villa (4)	21,180	*
Linda M. McKnight	21,498	*
All directors and executive officers as a group (11 persons) (4)	1,184,738	11.91
* = Less than 1%
(1)
For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities and Exchange Act, as amended. The table includes all unvested shares of restricted stock and restricted stock units owned by the individual.

(2) Mr. Otten is a Trustee of Versar Inc.’s 401(k) Plan and as such, he has shared investment power as to 223,880 shares and shared voting power as to 223,880 shares held by this plan. Mr. Otten disclaims beneficial ownership of the plan shares arising solely from his position as Trustee, none of which are included in the above table.

(3)
Ms. Downes is a Trustee of Versar Inc.’s 401(k) Plan and as such she has shared investment power over 223,880 shares and shared voting power over 223,880 shares held by this plan. Ms. Downes disclaims beneficial ownerships of the plan shares arising solely from her position as Trustee, none which are included in the above table.

(4)
Mr. Villa is a Trustee of Versar Inc.’s 401(k) Plan and as such he has shared investment power over 223,880 shares and a shared voting power over 223,880 shares held by this plan. Mr. Villa disclaims beneficial ownerships of the plan shares arising solely from his position as Trustee, none of which are included in the above table.

(5)
Excludes shares held by Versar Inc.’s 401(k) Plan as described in notes 3 and 5. Includes restricted stock units that have not yet vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company does not generally engage in related party transactions with its directors or executive officers or their affiliates. If a proposed related transaction arises, the Company will present such a transaction to the full Board for its review and approval.
The Board believes that independent directors must constitute a substantial majority of the Board. The Board has determined that all of the following six (6) non-employee directors in fiscal 2016 are independent directors: Paul J. Hoeper, Robert L. Durfee, James L. Gallagher, Amoretta M. Hoeber, Amir A. Metry and Frederick M. Strader. Throughout fiscal 2016, all Board members, except Mr. Otten and Mr. Wagonhurst, met the NYSE MKT and SEC standards for independence.

Item 14. Principal Accountant Fees and Services

Pre-Approval of Independent Auditor Fees and Services Policy

The Audit Committee has adopted a pre-approval policy for services and fees by its registered public accounting firm. Pursuant to this policy, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence. The services and estimated fees are presented to the Audit Committee for consideration in the following categories: Audit, Audit-Related, Tax and All Other (each as defined in Schedule 14A of the Securities Exchange Act of 1934). All services by Grant Thornton rendered in fiscal 2016 and 2015 received prior approval by the Audit Committee. The Committee expects that all services performed by Urish Popeck in fiscal 2017 will be subject to pre-approval by the Audit Committee.

Audit Fees

In fiscal 2016 and 2015, Versar paid Grant Thornton $400,260 and $281,360, respectively, for quarterly reviews and the annual fiscal year audit. Versar also made payments of $9,567 and $4,879 in fiscal 2016 and 2015 to SGV & Co. for audit services in the Philippines. Versar paid Grant Thornton $22,754 and $36,614 for audit services in the United Kingdom in fiscal 2016 and 2015. During fiscal 2017 the Company changed independent auditors from Grant Thornton to Urish Popeck & Co. for our fiscal 2016 audit. We paid Urish Popeck $210,000 to complete our fiscal 2016 audit.

Audit-Related Fees

Versar paid Grant Thornton $75,953 in fiscal 2016 and $137,467 in fiscal 2015 for audit-related fees for assurance and related services.

Tax Fees

In fiscal 2016 and 2015, Versar paid $158,445 and $249,182, respectively, to Grant Thornton for federal and state tax compliance services. Versar paid $4,686 and $1,318 in fiscal 2016 and 2015 to SGV & Co. for tax advisory services in the Philippines.

All Other Fees

In fiscal 2016 and 2015, Versar paid $25,351 and $36,815, respectively, to Grant Thornton for various tax consulting, including acquisition accounting advice. In fiscal 2016, Versar paid Grant Thornton $4,686 for various tax consulting and stamp duty filings in the United Kingdom.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a.  Report of Independent Registered Public Accounting Firm
b.  Consolidated Balance Sheets as of July 1, 2016 and June 26, 2015
c.  Consolidated Statements of Operations for the Years Ended July 1, 2016, June 26, 2015, and June 27, 2014.
d.  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended July 1, 2016, June 26, 2015, and June 27, 2014.
e.  Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 1, 2016, June 26, 2015, and June 27, 2014.
f.  Consolidated Statements of Cash Flows for the Years Ended July 1, 2016, June 26, 2015, and June 27, 2014.
g.  Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

a.  Schedule II - Valuation and Qualifying Accounts for the Years Ended July 1, 2016, June 26, 2015, and June 27, 2014.

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on pages 64 through 67 of this report.

Exhibit Index

Item No	Description	Reference

3.1	Restated Certificate of Incorporation of Versar, Inc. filed on September 25, 1986	(L)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on December 24, 1996	(L)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Versar, Inc. filed on January 26, 1999	(L)

3.4	Second Amended and Restated By-laws of Versar, Inc. Specimen of Certificate of Common Stock of Versar, Inc. (A)	(B)

4.1	Versar, Inc. Restated Employee 401(k) Plan	(C)

4.2	Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing automatic enrollment unless the participant makes a contrary election	(C)

4.3	Amendment merging the Advent 401(k) Profit Sharing Plan and Trust to the Versar, Inc. Restated Employee 401(k) Plan	(C)

4.4
Amendment to the Versar, Inc. Restated Employee 401(k) Plan implementing 1% automatic annual increase of deferral amount to all participants under 6% deferral rate effective January 1, 2013 until it reached the maximum cap of 6%
(C)

4.5	Amendment to the Versar, Inc. Restated Employee 401(k) Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan	(C)

4.6	Amendment to the Versar, Inc. Restated Employee 401(k) Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan	(C)

10.1	Executive Tax and Investment Counseling Program	(A)

10.2	Form of Indemnification Agreement*	(F)

10.3	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, (G) 2011*	(E)

10.4	2010 Stock Incentive Plan*	(G)

10.4.1	Form of Restricted Share Award Agreement*	(G)

10.4.2	Form of Performance Stock Award Agreement*	(G)

10.4.3	Form of Deferral Election Agreement for Deferred Share Units*	(G)

10.4.4	Form of Stock Option Award Agreement*	(G)

10.4.5	Form of Stock Appreciation Right Award Agreement*	(G)

10.4.6	Form of Restricted Stock Unit Award Agreement*	(G)

10.5	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(H)

10.6	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(D)

10.7	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(I)

10.8	Amended and Restated Loan and Security Agreement date September 13, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(M)

10.9	Amended and Restated Revolving Commercial Note dated September 14, 2012	(N)

10.10	Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten	(J)

10.11	Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst	(J)

10.12	Change in Control Severance Agreement between Versar, Inc. and Cynthia A. Downes	(J)

10.13	Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight	(J)

10.14	Change in Control Severance Agreement between Versar, Inc. and James D. Villa	(K)

10.15	Loan Agreement, dated September 30, 2015, by and among Versar, Inc. and Bank of America, N.A.	(O)

10.16	Security Agreement, dated September 30, 2015, by and among Versar, Inc. and GEO-Marine, Inc., Versar International, Inc., J.M. Waller Associates, Inc. and Bank of America, N.A.	(O)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, Urish Popeck & Co., LLC

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Anthony L. Otten, Chief Executive Officer

32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

101+
The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 1, 2016, June 29, 2014; (ii) Consolidated Statements of Operations for the years ended June 29, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 27, 2014 and June 29, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 27, 2014 and June 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended July 1, 2016, June 29, 2012,; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.

(B)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.

(C)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration Statement filed with the Commission on March 22, 2013.

(D)	Incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 27, 2014 filed with the Commission on September 18, 2012.

(E)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(F)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.

(G)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(H)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.

(I)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

(J)	Incorporated by reference to exhibits 10.35 through 10.37 and exhibit 10.40 to the Registrant’s Form 8-K filed with the Commission on September 18, 2013.

(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 14, 2014.

(L)	Incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on September 10, 2014.

(M)	Incorporated by reference to exhibit 10.34 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.

(N)	Incorporated by reference to exhibit 10.33 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.

(O)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.

(P)	Incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.

 __________________________________________________
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

Date: March 28, 2017	By:	/s/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hoeper	Chairman and Director	March 28, 2017
Paul J. Hoeper

/s/ Anthony L. Otten	Chief Executive Officer and Director	March 28, 2017
Anthony L. Otten

/s/ Cynthia A. Downes	Executive Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	March 28, 2017
Cynthia A. Downes

/s/ Frederick M. Strader	Director	March 28, 2017
Frederick M. Strader

/s/ Robert L. Durfee	Director	March 28, 2017
Robert L. Durfee

/s/ James L. Gallagher	Director	March 28, 2017
James L. Gallagher

/s/ Amoretta M. Hoeber	Director	March 28, 2017
Amoretta M. Hoeber

/s/ Amir A. Metry	Director	March 28, 2017
Amir A. Metry

/s/ Jeffrey A. Wagonhurst, Sr.	Director	March 28, 2017
Jeffrey A. Wagonhurst, Sr.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGEOFFS	BALANCE AT END OFYEAR
Allowance for Doubtful Accounts
2016	$616,000	$890,000	$(505,000)	$1,001,000
2015	$643,000	$138,000	$(165,000)	$616,000
2014	$1,529,000	$340,000	$(1,226,000)	$643,000

Deferred Tax Valuation Allowance
2016	$756,000	$14,025,000	$-	$14,781,000
2015	$595,000	$161,000	$-	$756,000
2014	$167,000	$428,000	$-	$595,000