Form 10-Q
period 2016-09-30
VERSAR INC
filed 2017-05-10
CIK 803647

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	Commission File
September 30, 2016	No. 1-9309

Versar, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

Yes ☐  No ☑

The number of shares of Common Stock outstanding as of May 1, 2017 was 9,952,208.

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and July 1, 2016.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and September 25, 2015.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended September 30, 2016 and September 25, 2015.

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and September 25, 2015.

Unaudited Notes to Condensed Consolidated Financial Statements

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.  Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 6.  Exhibits

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	September 30,2016 (unaudited)	July 1,2016
ASSETS
Current assets
Cash and cash equivalents	$1,486	$1,549
Accounts receivable, net	35,975	47,675
Inventory, net	177	221
Prepaid expenses and other current assets	2,451	1,007
Income tax receivable	1,529	1,513
Total current assets	41,618	51,965

Property and equipment, net	1,135	1,328
Intangible assets, net	6,954	7,248
Other assets	256	775
Total assets	$49,963	$61,316

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$14,078	$18,156
Billing in Excess of Revenue	7,808	7,156
Accrued salaries and vacation	3,076	2,478
Bank line of credit	9,564	14,854
Income Tax - Current	4	-
Notes payable, current	3,612	3,831
Other current liabilities	6,901	7,724
Total current liabilities	45,043	54,199

Notes payable, non-current	2,151	2,494
Other long-term liabilities	3,136	3,555
Total liabilities	50,330	60,248
Commitments and contingencies

Stockholders' (deficit) equity
Common stock $.01 par value; 30,000,000 shares authorized;10,132, 673 shares issued and 9,808,832 shares outstanding as of September 30, 2016; 10,217,227 shares issued and 9,982,778 shares outstanding as of July 1, 2016 (10,217,277 shares issued and 9,950,958 shares outstanding as of March 1, 2017)	102	102
Capital in excess of par value	31,227	31,128
(Accumulated deficit) Retained earnings	(28,903)	(27,448)
Treasury stock, at cost	(1,480)	(1,480)
Accumulated other comprehensive loss	(1,313)	(1,234)
Total stockholders' (deficit) equity	(367)	1,068
Total liabilities and stockholders' (deficit) equity	$49,963	$61,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	For the Three Months Ended
	September 30, 2016	September 25, 2015

GROSS REVENUE	$29,315	$44,905
Purchased services and materials, at cost	15,413	29,767
Direct costs of services and overhead	12,146	12,826
GROSS PROFIT	1,756	2,312

Selling, general and administrative expenses	2,999	2,854
OPERATING (LOSS) INCOME	(1,243)	(542)

OTHER (INCOME) EXPENSE
Interest income	(4)	-
Interest expense	211	175
LOSS BEFORE INCOME TAXES	(1,450)	(717)

Income tax expense (benefit)	5	(286)

NET LOSS	$(1,455)	$(431)

NET LOSS PER SHARE-BASIC and DILUTED	$(0.15)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,887	9,808
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,887	9,808

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	For the Three Months Ended
	September 30, 2016	September 25, 2015
COMPREHENSIVE (LOSS) INCOME
Net Loss	$(1,455)	$(431)
Foreign currency translation adjustments	(79)	246
TOTAL COMPREHENSIVE LOSS, NET OF TAX	$(1,534)	$(185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	For the Three Months Ended
	September 30, 2016	September 25, 2015
Cash flows from operating activities:
Net loss	$(1,455)	$(431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	535
Loss on sale of property and equipment	(224)	-
Provision for (recovery of) doubtful accounts receivable	218	(27)
(Benefit) for deferred income taxes	4	(57)
Share based compensation	100	91
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,420	9,528
Increase in prepaid and other assets	(1,447)	(975)
Decrease (increase) in inventories	3	(75)
(Decrease) increase in accounts payable	(4,072)	(12,629)
Decrease in accrued salaries and vacation	598	(832)
Decrease in income tax receivable	(15)	1,455
Increase (decrease) in other assets and liabilities	(507)	1,012
Net cash provided by (used in) operating activities	5,793	(2,405)
Cash flows from investing activities:
Purchase of property and equipment	(37)	(250)
Net cash used in investing activities	(37)	(250)
Cash flows from financing activities:
Borrowings on line of credit	18,977	21,858
Repayments on line of credit	(24,266)	(20,088)
Repayment of loan for Waller purchase	(327)	(193)
Repayment of Loan for JCSS Acquisition	(833)	-
Repayments of notes payable	598	(660)
Net cash (used in) provided by financing activities	(5,851)	917
Effect of exchange rate changes on cash and cash equivalents	32	25
Net decrease in cash and cash equivalents	(63)	(1,713)
Cash and cash equivalents at the beginning of the period	1,549	1,094
Cash and cash equivalents at the end of the period	$1,486	$(619)
Supplemental disclosure of cash and non-cash activities:
Contingent consideration payable related to JCSS acquisition	$2,910	$-
Cash paid for interest	$211	$175
Cash paid for income taxes	$28	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended July 1, 2016, filed with the SEC on March 28, 2017. The results of operations for the three-month periods reported herein are not necessarily indicative of results that may be expected for the full fiscal year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends in most cases on the last Friday of the fiscal period. The three-month periods ended September 30, 2016 and September 25, 2015 each included 13 weeks. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks. The additional week for fiscal 2016 occurred in the second fiscal quarter. The extra week occurred in the period ended January 1, 2016. Therefore, for comparative purposes, the year-to-date numbers presented for the first fiscal quarter are comparative.

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 – Business Combinations (Topic 805) “Simplifying the Accounting for Measurement-Period Adjustments: (“ASU 2015-16”), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company will adopt the guidance for the fourth quarter of fiscal 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, using the modified retrospective method of adoption, with early adoption permitted. We have not yet determined the effect of the adoption of ASU 2016-02 on our consolidated financial statements nor have we selected a transition date.

In May 2014, the FASB issued Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

In March 2016, the FASB issued Accounting Standards Update No. ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) to amend ASU 2014-09, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

In April 2016, the FASB issued Accounting Standards Update No. (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ASU 2016-10 to amend ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance

In May 2016, the FASB issued Accounting Standards Update No. (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Specifically, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the impact that adoption of ASU 2014-09 and all the foregoing Topic 606 amendments will have on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Company adopted the guidance for first quarter of fiscal 2017 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities, recurring losses and accumulated deficit management concluded that there is substantial doubt about the entities ability to continue as a going concern. Certain disclosures were added to comply with the disclosure requirements of the ASU.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company will adopt the guidance for fourth quarter of fiscal 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company has generated recurring losses, is operating with constrained operating cash flows under its loan agreement with its secured lender, and further losses are anticipated in the future. Management evaluated the Company’s ability to continue as a going concern and determined that the Company is dependent upon its ability to generate profitable operations and/or raise additional capital through equity or debt financing to meet its obligations and repay its liabilities when they come due.

The Company intends to continue funding its business operations and its working capital needs and is aggressively seeking alternate financing that could include private placements financing, and obtaining additional term loans or borrowings from other financial institutions, until such time profitable operations can be achieved. As much as management believes that this plan provides an opportunity for the Company to continue as a going concern, there are no written agreements in place for such funding or issuance of securities and there can be no assurance that sufficient funding will be available in the future. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – BUSINESS SEGMENTS

The Company is aligned into three reportable segments: Engineering and Construction Management (ECM), Environmental Services (ESG), and Professional Services (PSG), all described below.

ECM

ECM’s services include facility planning and programming, engineering design, construction, construction management and security systems installation and support. ECM supports federal, state and local governments, as well as commercial clients, worldwide. The primary markets for ECM’s services include a broad range of infrastructure, master planning and engineering design for facilities, transportation, resource management, energy and local, regional and international development.

ESG

ESG supports federal, state and local governments, and commercial clients worldwide. For over 40 years, our team of engineers, scientists, archeologists, and unexploded ordnance staff has performed thousands of investigations, assessments, and remediation safely and effectively. ESG’s primary technical service lines are Compliance, Cultural Resources, Natural Resources, Remediation and UXO/MMRP.

PSG

PSG provides onsite environmental, engineering, construction management, and logistics services to the United States Air Force (USAF), United States Army (USA), United States Army Reserve (USAR). National Guard Bureau (NGB), Federal Aviation Administration (FAA), Bureau of Land Management (BLM) and the Department of Justice (DOJ) through the Drug Enforcement Agency (DEA). Versar provides onsite services that enhance a customer’s mission though the use of subject matter experts who are fully dedicated to accomplish mission objectives. PSG focuses on providing onsite support to government clients to augment their capabilities and capacities.

Presented below is summary operating information by segment for the Company for the three-month periods ended September 30, 2016 and September 25, 2015.

	For the Three Months Ended
	September 30,2016	September 25,2015
	(in thousands)
GROSS REVENUE
ECM	$17,693	$30,021
ESG	7,445	10,039
PSG	4,177	4,845
	$29,315	$44,905

GROSS PROFIT (a)
ECM	$917	$1,267
ESG	689	665
PSG	150	380
	$1,756	$2,312

Selling, general and administrative expenses	2,999	2,854
OPERATING LOSS	$(1,243)	$(542)

(a) Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE 4 – ACQUISITION

On September 30, 2015, the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., which is now known as Versar Security Systems (VSS). This group is headquartered in Germantown, Maryland and generated approximately $34 million in trailing twelve month revenues prior to the acquisition date from key long term customers such as FAA and Federal Emergency Management Agency (FEMA). The results of operations of VSS have been included in the Company’s consolidated results from the date of acquisition. VSS has contributed approximately $21.6 million in revenue and $17.2 million in expenses from the date of the acquisition through September 30, 2016.

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities. At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $3.2 million (undiscounted including probability weighing of future cash flows) based on the occurrence of certain events within the earn out period of three years from September 30, 2015. This remaining unpaid anticipated contingent consideration is recognized as consideration and as a liability, of which $0.3 million has been paid; $1.6 million is presented within other current liabilities and $1.3 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2016 and July 1, 2016. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $3.2 million, with the amount recorded being the most probable.

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

The table below summarizes the unaudited pro forma statements of operations for the three months ended September 25, 2015, respectively, assuming that the JCSS acquisition had been completed as of the first day of the three-month period. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of the Company.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
	For the Three Months ended September 25, 2015 (in thousands)
	Versar	VSS	Pro Forma Combined

GROSS REVENUE	$44,905	6,497	51,402
Purchased services and materials, at cost	29,767	3,816	33,583
Direct costs of services and overhead	12,826	1,043	13,869
GROSS PROFIT	2,312	1,638	3,950

Selling, general and administrative expenses	2,854	450	3,304
OPERATING (LOSS) INCOME	(542)	1,188	646

OTHER EXPENSE
Interest expense	175	-	175
(LOSS) INCOME BEFORE INCOME TAXES	(717)	1,188	471

Income tax (benefit) expense	(286)	457	171

NET (LOSS) INCOME	$(431)	731	300

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(0.04)	-	0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,808	-	9,711
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,808	-	9,711

NOTE 5 – ACCOUNTS RECEIVABLE

	As of
	September 30, 2016	July 1, 2016
	(in thousands)
Billed receivables
U.S. Government	$8,519	$7,531
Commercial	3,153	11,159
Unbilled receivables
U.S. Government	25,058	20,883
Commercial	28	9,103
Total receivables	36,758	48,676
Allowance for doubtful accounts	(783)	(1,001)
Accounts receivable, net	$35,975	$47,675

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal 2017; therefore, they have been presented as current assets in accordance with industry practice. As part of concentration risk, management continues to assess the impact of having the Performance-Based Remediation (PBR) contracts within the ESG segment represent a significant portion of the outstanding receivable balance.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Goodwill was reduced to zero as a result of goodwill impairments taken during fiscal 2016.

Intangible Assets

In connection with our acquisition of VSS in prior years, the Company identified certain intangible assets. These intangible assets were customer-related, contractual-related and non-competition-related. A summary of the Company’s intangible asset balances as of September 30, 2016 and July 1, 2016, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of September 30, 2016

Customer-related	$12,409	$(6,138)	-	$6,271	5-15 yrs
Marketing-related	1,084	(1,084)	-	-	2-7 yrs
Technology-related	841	(841)	-	-	7 yrs
Contractual-related	1,199	(685)	-	514	1.75 yrs
Non-competition-related	211	(42)	-	169	5 yrs
Total	$15,744	$(8,790)	-	$6,954

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of July 1, 2016

Customer-related	$12,409	$(2,407)	$(3,618)	$6,384	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	2-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(514)	-	685	1.75 yrs
Non-competition-related	211	(32)	-	179	5 yrs
Total	$15,744	$(4,684)	$(3,812)	$7,248

Amortization expense for intangible assets was approximately $0.3 million for the three months ending September 30, 2016. Expected future amortization expense in the fiscal quarter and years subsequent to September 30, 2016 is as follows:

Years	Amounts
(in thousands)
2017	661
2018	938
2019	938
2020	938
2021	938
Thereafter	2,541
Total	$6,954

NOTE 7 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	September 30, 2016	July 1, 2016
	(in thousands)
Raw Materials	$107	$132
Finished Goods	73	94
Work-in-process	11	7
Reserve	(14)	(12)
Total	$177	$221

NOTE 8 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	September 30, 2016	July 1, 2016
	(in thousands)
Project related reserves	$907	$867
ARA reserve	1,200	1,200
Lease loss reserve	370	370
Payroll related	427	110
Deferred rent	110	330
Earn-out obligations	1,577	1,577
Deferred compensation obligation	148	148
Legal reserves	165	165
Severance accrual	-	96
Acquired capital lease liability	83	97
Warranty reserve	259	302
PPS reserve	1,314	1,314
Other	341	1,148
Total	$6,901	$7,724

As of September 30, 2016, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

NOTE 9 – ABANDONED LEASED FACILITIES

In March 2016, the Company abandoned its field office facilities in Mount Pleasant, SC and Lynchburg, VA, both within the ESG segment. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on April 1, 2016, and has no foreseeable plans to occupy them in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Mount Pleasant, SC, and June 2020 for Lynchburg, VA. The Company also recognized $0.1 million of costs in the quarter ending April 1, 2016 for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, the Company abandoned its field office facilities in San Antonio, TX within the ECM segment. Although the Company remains obligated under the terms of the lease for the rent and other costs associated with the lease, the Company made the decision to cease using this space on July 1, 2016, and has no foreseeable plans to occupy it in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.2 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expires in February 2019. The Company also recognized $0.2 million of costs in the quarter ending July 1, 2016 for the associated leasehold improvements related to the San Antonio, TX office.

The Company has entered into subleases for its locations in San Antonio, TX (September 2016) and Mount Pleasant, SC (April 2017). Both of these subleases will continue for the duration of the respective underlying leases.

The following table summarizes information related to our accrued lease loss liabilities at September 30, 2016 and July 1, 2016.

As of
September 30, 2016
(in thousands)
Balance, July 1, 2016	$698
Lease loss accruals	-
Rent payments	(80)
Balance, September 30, 2016	$618

As of
July 1, 2016
(in thousands)
Balance, June 26, 2015	$-
Lease loss accruals	718
Rent payments	(20)
Balance, July 1, 2016	$698

NOTE 10 – DEBT

Notes Payable

As part of the purchase price for J.M. Waller Associates Inc. (JMWA) in July 2014, the Company agreed to pay to the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded in the consolidated balance sheet. As of September 30, 2016, the outstanding principal balance of the JMWA stockholders was $3.5 million.

On October 3, 2016 the Company did not make the quarterly principal payments to the three individuals who were the former owners of JMWA. However, the Company continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against the Company in Fairfax County District Court, Virginia for failure to make such payments and to enforce their rights to such payments. The Company will aggressively defend its interests. During the second quarter of fiscal 2017, the Company moved the long term portion of the debt to short term notes payable for a total of $3.5 million. In January 2017, the Company stopped making the interest only payments to two of the former owners and continues to make the monthly interest only payment at seven percent per annum to one former owner.

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors (Guarantors), entered into a Loan Agreement with the Bank of  America, N.A. (Lender) and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (the latter was subsequently changed to September 30, 2017 by Amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio. On December 9, 2016 Versar, together with the Guarantors, entered into an Amendment to the Loan Agreement with the Lender removing these covenants and adding a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts.

As of September 30, 2016, the Company’s outstanding principal term debt balance, not including amounts due on the revolving line of credit, was $5.8 million comprised of the term loan balance under the Loan Agreement of $1.9 million, and the JMWA Note balance of $3.9 million. The following maturity schedule presents all outstanding term debt as of September 30, 2016.

Years	Amounts
(in thousands)
2017	$5,763
2018	-
2019	-
2020	-
2021	-
Total	$5,763

Line of Credit

As noted above, the Company had a $25.0 million revolving line of credit facility pursuant to the Loan Agreement with the Lender. The revolving credit facility was originally scheduled to mature on September 30, 2018. The Company had $9.6 million outstanding under its line of credit as of September 30, 2016. On December 9, 2016 Versar, together with the Guarantors, entered into a First Amendment and Waiver (the Amendment) to the Loan Agreement among other things, reducing the maximum permitted under the revolving line of credit facility to $13.0 million. The Company had $9.6 million outstanding under its line of credit as of September 30, 2016.

The Company adopted ASU No. 2015-13 to simplify the presentation of debt issuance costs for the fiscal year ended July 1, 2016. $0.2 million of remaining unamortized cost associated with the Loan Agreement as of July 1, 2016 is therefore no longer presented as a separate asset - deferred charge on the consolidated balance sheet, and instead reclassified as a direct deduction from the carrying value of the line of credit.

Debt Covenants

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio covenant for the fiscal quarters ended January 1, 2016, and April 1, 2016, and the Consolidated Total Leverage Ratio covenant, Consolidated Senior Leverage Ratio covenant and the Asset Coverage Ratio covenant for the fiscal quarter ended April 1, 2016, which defaults continued as of July 1, 2016. Each failure to comply with these covenants constituted a default under the Loan Agreement. On May 12, 2016, the Company, the Guarantors, and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period).

The Forbearance Period was subsequently extended by additional Forbearance Agreements between the Company and the Lender, through December 9, 2016. During the Forbearance Period, the Company was allowed to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a required 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, the Forbearance Agreements provided that from and after June 30, 2016 outstanding amounts under the credit facility will bear interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%, required that the Company provide a 13 week cash flow forecast updated on a weekly basis to the Lender, and waives any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. On December 9, 2016 Versar and the Guarantors, entered into an Amendment to the Loan Agreement with the Lender, among other things, eliminating the events of default. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and pursuant to the Forbearance Agreements and the Amendment, the Company must pursue alternative sources of funding for its ongoing business operations.

Additionally, the Lender required that the Company provide it with 10 year warrants for the purchase of 10% of the fully diluted common stock of the Company (or 1,095,222 shares) with an exercise price of $.01 per share containing customary provisions for warrants issued by public companies and which may be exercised at any time after the earlier of an Event of Default under the Loan agreement or August 30, 2017. The Amendment also required the payment of an Amendment fee of $0.3 million, which was originally to be paid on the earlier of August 30, 2017  or demand upon an Event of Default, but was prepaid by the Company in December 2016. If all obligations under the Loan Agreement are paid in full prior to August 30, 2017 and no Event of Default has occurred before such time, the Lender will return all warrants, unexercised, and will waive and forgive (or repay to the Company) the Amendment fee of $0.3 million. If the Company is unable to raise additional financing, the Company will need to adjust its operational plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

As of the fiscal quarter ended September 30, 2016, we are in compliance with all covenants under the Amendment to the Loan Agreement.

NOTE 11 – NET INCOME (LOSS) PER SHARE

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

	For the Three Months Ended
	September 30, 2016	September 25, 2015
	(in thousands)
Weighted average common shares outstanding-basic	9,885	9,808
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-
Weighted average common shares outstanding-diluted	9,885	9,808

NOTE 12 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through September 30, 2016, a total of 754,503 restricted stock units have been issued under the 2010 Plan and there are 248,497 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three month period ended September 30, 2016, the Company did not award any restricted stock units to its executive officers and employees. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at September 30, 2016, was approximately $ 252,683. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $99,579 and $90,837 for the three months ended September 30, 2016 and September 25, 2015, respectively. These expenses were included in direct costs of services and overhead and SG&A expenses in the Company's Condensed Consolidated Statements of Operations.

NOTE 13 – INCOME TAXES

The effective tax rates were approximately 34.0% and 37.5% for the first three months of fiscal 2017 and 2016, respectively.

NOTE 14 – NYSE MKT LLC COMPLIANCE

On October 17, 2016 the Company received a letter from the NYSE MKT LLC (the Exchange) in which the Exchange determined that the Company was not in compliance with Sections 134 and 1101 of the Exchange’s Company Guide (the Company Guide) due to the Company’s failure to timely file its Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) for the year ended July 1, 2016. The letter also stated that this failure was a material violation of the Company’s listing agreement with the Exchange and unless the Company took prompt corrective action, the Exchange may suspend and remove the Company’s securities from the Exchange. The Exchange also informed the Company that it must submit a plan by November 16, 2016 advising the Exchange of actions the Company has taken or will take to regain compliance with the Company Guide by January 17, 2017. If the Exchange accepted the plan, the Company would be subject to periodic monitoring for compliance. If the Company failed to submit a plan, or if the submitted plan was not accepted by the Exchange, delisting proceedings would commence. Furthermore, if the plan was accepted, but the Company was not in compliance with the Company Guide by January 17, 2017, or if the Company does not make progress consistent with the plan, the Exchange may initiate delisting proceedings.

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

NOTE 15 – SUBSEQUENT EVENTS

In January 2017, the U.S. Army Reserve 88th Regional Support Command (RSC) exercised its first option to extended its staff augmentation contract for an additional year effective April 1, 2017. Management expects that its continuation of the work under this contract extension to operate at a loss and intends to record a charge of $1.3 million during its fiscal fourth quarter of 2017. The base contract performance period for this contract was awarded in September 2016 and is discussed in the PSG segment above.

On February 13, 2017, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Quarterly Report on Form 10-Q for the six months ended December 30, 2016.

On March 31, 2017, the Company failed its minimum quarterly consolidated EBITDA covenant set forth in the Amendment to the Loan Agreement, which constitutes an Event of Default under the Loan Agreement. On May 8, 2017, the Lender and the Company entered into a Second Amendment and Waiver pursuant to which the Lender provided a one-time waiver to this Event of Default effective May 5, 2017 in exchange for an amendment fee of $15,000. As a result of this waiver, the warrants remain outstanding, but unxcercisable, and the amendment fee may still be waived and forgiven subject to no further Events of Default and repayment of all obligations under the Loan Agreement prior to August 30, 2017.

On April 4, 2017 the Company sold its PPS subsidiary for a cash value of $214,042.50. The Company is entitled to additional cash payments for PPS in a total of up to £400,000 contingent on PPS’ attainment of certain performance thresholds agreed with the buyer of PPS.

On April 6, 2017 the Company received a letter from the Exchange in which the Exchange determined that the Company was is not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because the Company’s stockholder’s equity reported for the fiscal year ended July 1, 2016 was below $2.0 million and it has reported net losses in two of its three most recent fiscal years. The Exchange also informed the Company that it must submit a plan to the Exchange by May 6, 2017 identifying the actions the Company has taken, or will take, to regain compliance with the Company Guide by October 6, 2018. If the Company fails to submit a plan, or if the Exchange does not accept the submitted plan, delisting proceedings will commence. Furthermore, if the plan is accepted, but the Company is not in compliance with the Company Guide by October 6, 2018, or if the Company does not make progress consistent with the plan, the Exchange may initiate delisting proceedings. In addition, the letter provided the Company an early warning regarding potential noncompliance with Section 1003(a)(iv) of the Company Guide, due to uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. On May 8, 2017, the Company submitted its plan to the Exchange.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three month periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

These forward-looking statements and our future financial performance, may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 1, 2016. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

Overview

Versar, Inc. is a global project management company providing value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (ECM); (2) Environmental Services Group (ESG); and (3) Professional Services Group (PSG). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in construction management, security system integration, performance-based remediation, and hazardous materials management.

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

ECM's key projects that contributed to the revenue include integration and maintenance of access control and security systems for the FAA, construction management services for the U.S. Air Force (USAF) and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers. The largest ECM project during fiscal 2016 was the $109.5 million firm fixed price Design/Bid/Build runway repair task order at Dover Air Force Base (DAFB) awarded, on August 13, 2014 under Versar's S/R&M Acquisition Task Order Contract (SATOC) indefinite delivery/indefinite quantity (IDIQ) with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services Air Force customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. During the months of December 2016 through February 2017, the work on the task order stopped due to the seasonal weather related conditions. This contract is anticipated to be completed by the end of June 2017.

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

PSG

PSG provides onsite environmental, engineering, construction management, and logistics services to the U. S. Air Force (USAF), U.S. Army (USA), U.S. Army Reserve (USAR), National Guard Bureau (NGB), Federal Aviation Administration (FAA), Bureau of Land Management (BLM), and Department of Justice (DOJ) through the Drug Enforcement Agency (DEA). Versar provides on-site services that enhance a customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the federal agencies and Department of Defense (DOD) continue to be impacted by budgetary pressures. This segment focuses on providing onsite support to government clients to augment their capabilities and capacities.

Our services include:

● Facilities and operational support by delivering comprehensive facility maintenance, life cycle management plans minimizing operating costs, space utilization, operational planning/forecasting, and automated planning technical support services ensuring operational readiness of reserve forces to the U.S. Army Reserve.

● Assisting the U.S. Army Reserve with assessing, improving, obtaining, maintaining, and sustaining environmental compliance, as well as conservation requirements, performing hazardous waste management, spill prevention and clean-up, biological assessments, wetland sustainment, and environmental training.

● Environmental quality program services, to include facility and utilities integration, National Environmental Policy Act (NEPA) considerations, water program management, wildlife program management, archaeological and historical preservation to DOD Joint Base communities.

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

● Engineering and facilities planning support for the implementation and completion of Sustainment, Restoration, and Modernization projects.

Financial Trends

Our business performance is affected by the overall level of U.S. Government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, regulatory changes and issues related to the nation’s debt ceiling, could have a material adverse effect on our business.

In this challenging economic environment, our focus is on those opportunities where the U.S. Government continues to place substantial funding and which clearly align with Versar's capabilities. Those opportunities include construction management, security systems integration, remediation, and hazardous materials management. We also continue to focus on areas that we believe offer attractive enough returns to our clients, such as construction type services both in the U.S. and internationally, improvements in energy efficiency, and assisting with facility upgrades. We continue to see a decline in some of our PSG contract positions largely due to the continued shift to more contract solicitations beign targeted at small business companies eligible for similar such set-aside programs. If we cannot expand our relationships with such set-aside firms and increase our ability to capture most of this work, this may result in a material impat on future periods. Overall,our pipeline remains robust, but longer timelines for contract awards and project start dates have slowed the transition from pipeline to backlog, which directly impacts the start of revenue-generating projects.

We believe that Versar has the expertise to identify and respond to the challenges raised by the global economic issues we face and that we are positioned in the coming year to address these concerns. Our business is segregated throuogh the following three segments: ECM, ESG, and PSG. These segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

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

1.
Re-Establish Financial Stability and Grow Shareholder Value. In the near term, Versar will become current with our financial reporting requirements with the Exchange and SEC. While we continue to seek a long-term financial solution, we are exploring all strategic options. We are committed to conservatively managing our resources to ensure shareholder value and re-establish our financial stability.

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

3.
Grow our pipeline. We are aggressively mining existing IDIQ contract vehicles to increase win rate. While we reduced back-office staff in our Business Development division, we remain committed to growing our pipeline and backlog by carefully managing our proposal efforts from identification through award to maximize our business development investments.

4.
Retain and attract the best people. Our employees are critical to the execution of our strategy and we are committed to attracting and retaining the employees required to achieve all the elements of our strategy.

For the three months ended September 30, 2016, the Company operated at a financial loss. We continue to experience delays in contract awards as well as delays in funding values for work which has been previously awarded. The Company made certain cost cutting measures during fiscal 2016. The results of these cost savings will continue into future periods. Going forward, we will continue to aggressively manage our controllable costs as needed based on the performance of the Company.

On March 31, 2017, the Company failed its minimum quarterly consolidated EBITDA covenant set forth in the Amendment to the Loan Agreement, which constitutes an Event of Default under the Loan Agreement. On May 8, 2017, the Lender and the Company entered into a Second Amendment and Waiver pursuant to which the Lender provided a one-time waiver to this Event of Default effective May 5, 2017 in exchange for an amendment fee of $15,000. As a result of this waiver, the warrants remain outstanding, but unxcercisable, and the amendment fee may still be waived and forgiven subject to no further Events of Default and repayment of all obligations under the Loan Agreement prior to August 30, 2017.

For the three months ended April 1, 2016, Management identified a material weakness in our internal control over financial reporting. The weakness arose because the Company did not maintain sufficient resources to provide the appropriate level of accounting knowledge and experience regarding certain complex, non-routine transactions and technical accounting matters and we lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of such transactions, such as identifying the triggering factors for an impairment analysis, in accordance with GAAP. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this weakness, the Company has developed a remediation plan under which it has retained, an independent accounting firm to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues. While the Company has developed and is implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful. If we are not able to properly remediate the identified material weakness, we may not be able to identify errors in our financial statements on a timely basis, which could have a material adverse effect on our financial condition and results of operations. (See ITEM 4 - Controls and Procedures).

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended September 30, 2016 and September 25, 2015.

	For the Three Months Ended
	September 30, 2016	September 25, 2015
	(dollars in thousands)
GROSS REVENUE	$29,315	$44,905
Purchased services and materials, at cost	15,413	29,767
Direct costs of services and overhead	12,146	12,826
GROSS PROFIT	$1,756	$2,312
Gross Profit percentage	6%	5%
Selling general and administrative expenses	2,999	2,854
Goodwill Impairment	-	-
Intangible Impairment	-	-
OPERATING LOSS	(1,243)	(542)
OTHER EXPENSE
Interest income	(4)	-
Interest expense	211	175
LOSS BEFORE INCOME TAXES	$(1,450)	$(717)

Three Months Ended September 30, 2016 compared to the Three Months Ended September 25, 2015

Gross revenue for the first quarter of fiscal 2017 was $29.3 million, a decrease of 35% compared to $44.9 million during the first quarter of the last fiscal year. VSS contributed revenues of $4.1 million. Our Blue Brick Building project and our Ft Belvoir project contributed $1.0 million and $1.4 million, respectively, off-set by decreases of $12.9 million in revenue related to the DAFB project, approximately $1.3 million related to the decrease of work at Homestead Air Force Base and approximately $1.1 million in our Andrews Air Force Base project within ECM segment. Within the ESG segment, approximately $1.3 million in PBR project revenue, $0.7 million from the loss of the Ft Irwin Range contract and $1.9 million due to contracts ending on numerous smaller size projects offset by increases in the shoreline projects of $ 1.1 million. Additionally, a decrease of $0.4 million due to the ending of numerous smaller size, a decrease in the U.S. Army Dugway project work of $0.1 million and continued decreases of $0.2 million in revenue from PSG’s historical business line.as a result of the loss of several task orders.

Purchased services and materials for the first quarter of fiscal 2017 was $15.4 million, a decrease of 48% compared to $29.8 million during the first quarter of the last fiscal year. As gross revenue declines on projects where Versar acts as the general contractor, purchased services and materials decline as well. Additionally, we experienced a one-time GAAP charge of $0.6 million for additional cost incurred to complete a fixed price project with the 88th RSC project to provide staff augmentation services for the base period performance of nine months for a within our PSG segment.

Direct costs of services and overhead for the first quarter of fiscal 2016 were $12.1 million, a decrease of 5% compared to $12.8 million during the first quarter of the last fiscal year. As gross revenue declines on projects where Versar acts as the general contractor, our direct costs of services and overhead do not decline as fast.

Gross profit for the first quarter of fiscal 2017 was $1.8 million, compared to a gross profit of $2.3 million during the first quarter of the previous fiscal year. VSS contributed gross profit of $0.3 million, off-set by the decline in our Title II work in Iraq and Afghanistan within the ECM segment and reduced gross profit from the decrease in gross revenue for the DAFB project of $0.1 million. Overall gross profit margin increased from 5% to 6%. The margins on the DAFB project are lower than on other projects because it is a construction project and we are the prime contractor. Versar sub-contracted much of the work, while earning a fee on the overall project costs. However, as a result of the full integration of VSS we expect to see increased margins from the additional number of projects in that technical service line and anticipate that such higher margins will off-set some of the compression resulting from the DAFB project. In addition, as the DAFB project progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins, which we anticipate will have higher margins, begin to ramp up, we expect to see margins improve. The one-time charge of $0.6 million for additional cost incurred to complete a fixed price project within our PSG segment discussed above contributed to the lower gross profit.

Selling, general and administrative expenses for the first quarter of fiscal 2017, increased to 10% of gross revenue from 6% of gross revenue. When compared to the first quarter of last fiscal year, SG&A expenses increased $0.1 million or 5% in absolute dollars. The Company spent $0.1 million in costs associated with the Bank of America forbearance agreement requirements (see Note 10 - Debt). Despite this additional expense, the Company continued to control cost during the quarter related to rent savings from the now closed Fairfax, Virginia office, relocation of the VSS offices from Gaithersburg to Germantown and an internal re-alignment of ESG last fiscal year.

Loss, before income taxes, for the first quarter of fiscal 2017 was $1.5 million, compared to loss, before income taxes, of $0.7 million for the first quarter of the last fiscal year. This decrease in performance is attributable to the decline in revenue, gross profit, and relative increase as a percentage of revenue of our selling, general and administrative expenses discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of September 30, 2016, funded backlog was approximately $150.0 million, an increase of 10% compared to approximately $136.0 million of backlog at the end of fiscal 2016. The increase in backlog was attributable to U.S. Government contract awards.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three month periods ended September 30, 2016 and September 25, 2015. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management
	For the Three Months Ended
	September 30, 2016	September 25, 2015
GROSS REVENUE	$17,693	$30,021
Purchased services and materials, at cost	12,626	25,140
Direct costs of services and overhead	4,150	3,614
GROSS PROFIT	$917	$1,267
Gross profit percentage	5%	4%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 25, 2015

Gross revenue for the first quarter of fiscal 2017 was $17.7 million, a decrease of 41% compared to $30.0 million during the first quarter of the last fiscal year. VSS contributed $4.1 million of revenue and we experienced increases in our Blue Brick Building project of $1.0 million and our Ft Belvoir project of $1.4 million. These increases were off-set by decreases in revenue of $12.9 million for the DAFB project and from international operations associated with declines in the Company’s Title II work in Afghanistan, approximately $1.3 million related to the decrease of work at Homestead Air Force Base, of approximately $1.1 million in our Andrews Air Force Base project and approximately $0.3 million in work in the Company’s subsidiary, PPS.

Gross profit for the first quarter of fiscal 2017 was $1.3 million, compared to a gross profit of $1.2 million during the first quarter of the last fiscal year. During the first quarter of fiscal 2017, overall profit margins increased from 4% to 5%. VSS contributed $0.3 million to gross profit. We incurred costs related to which will be recovered via negotiations for a Requests for Equitable Adjustments (REA). Additionally, we experienced a decline in gross profit for the DAFB project. ECM also experienced a decrease in gross margin from the continued decrease in gross profit from the continued decrease in our Title II work in Iraq and Afghanistan.

Environmental Services Group
	For the Three Months Ended
	September 30, 2016	September 25, 2015
GROSS REVENUE	$7,445	$10,039
Purchased services and materials, at cost	2,454	4,136
Direct costs of services and overhead	4,302	5,238
GROSS PROFIT	$689	$665
Gross profit percentage	9%	7%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 25, 2015

Gross revenue for the first quarter of fiscal 2017 was $7.4 million, a decrease of 26% compared to $10.0 million during the first quarter of the last fiscal year. This decrease in revenue was due to the completion of the significant contract with Ft. Irwin, a decrease of $1.9 million due to the ending of numerous smaller size projects and the anticipated revenue decrease associated with the PBR program as the program matures. The revenue decline was partially offset by a contract awards for weather related services for $0.3 million, $0.4 million for remediation services for the EPA and AFCEC, and $0.7 million for natural resources services.

Gross profit for the first quarter of fiscal 2017 remained unchanged at $0.7 million in the first quarter of fiscal 2017 and 2016, although gross profit increased from 7% to 9%.

Professional Services Group
	For the Three Months Ended
	September 30, 2016	September 25, 2015
GROSS REVENUE	$4,177	$4,845
Purchased services and materials, at cost	333	491
Direct costs of services and overhead	3,694	3,974
GROSS PROFIT	$150	$380
Gross profit percentage	4%	8%

Three Months Ended September 30, 2016 compared to the Three Months Ended September 25, 2015

Gross revenue for the first quarter of fiscal 2017 was $4.2 million, a decrease of 14% compared to $4.8 million during the first quarter of the last fiscal year. The decrease of $0.4 million due to the ending of numerous smaller size, a decrease in the U.S. Army Dugway project work of $0.1 million and continued decreases of $0.2 million in revenue from PSG’s historical business line. The segment continues to experience a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs. As such, the Company is focusing on ways to partner with these businesses. To accomplish this goal the segment is transitioning from projects with the Company as prime contractor to teaming arrangements with small and similar set-aside businesses where the Company is a sub-contractor positioned to win new task order work.

Gross profit for the first quarter of fiscal 2017 was $0.2 million, compared to gross profit of $0.4 million in the first quarter of the last fiscal year. This decrease is a direct result of the one-time charge of $0.6 million for additional cost incurred to complete a fixed price project with the 88th RSC project to provide staff augmentation services for the base period performance of nine months. Management expects this contract to operate at a loss and recorded the corresponding one-time charge.

Liquidity and Capital Resources

On September 30, 2015, the Company, together with the Guarantors, entered into a loan with Bank of America, N.A. as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (changed to September 30, 2017 by Amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest initially accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio (which requires that the Company maintain a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio, and Consolidated Asset Coverage Ratio.

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, and Asset Coverage Ratio covenants for the fiscal quarters ended January 1, 2016, April 1, 2016, and July 1, 2016. Each failure to comply with these covenants constituted a default under the Loan Agreement. On May 12, 2016, the Company, the Guarantors, and the Lender entered into a forbearance agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the forbearance agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period). Subsequently, the Company and the Lender entered into additional forbearance agreements to extend the Forbearance Period through December 9, 2016, and to allow the Company to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, from and after June 30, 2016, outstanding amounts under the credit facility bore interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%. The Company is required to provide a 13-week cash flow forecast updated on a weekly basis to the Lender, and the Lender waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. The Lender engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and also required the Company to pursue alternative sources of funding for its ongoing business operations.

As of September 30, 2016 the available balance on the Company’s revolving credit facility was approximately $3.4 million.

On December 9, 2016 (the Closing Date), Versar, together with the Guarantors, entered into a First Amendment and Waiver to the Loan Agreement.

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

In addition to the foregoing, and subject to certain conditions regarding the use of cash collateral and other cash received to satisfy outstanding obligations under the Loan Agreement, the Amendment suspended all amortization payments under the term facility such that the entire amount of the term facility shall be due and payable on September 30, 2017. The original maturity date under the Loan Agreement was March 31, 2017. As consideration for the Amendment and the waiver of the existing events of default, Versar agreed to pay an amendment fee of .5% of the aggregate principal amount of the term facility outstanding as of November 30, 2016 plus the commitments under the revolving facility in effect as of the same date, which fee is due and payable on the earlier of a subsequent event of default or August 30, 2017. The Company paid $0.3 million in amendment fees in December 2016.

Finally, the Amendment continued the requirement for Versar to retain a CRO and recognized Versar’s ongoing efforts to work with the Lender and continued the requirements to engage a strategic financial advisor to assist with the structuring and consummation of a transaction, the purpose of which is the replacement or repayment in full of all obligations under the Loan Agreement.

Our working capital as of September 30, 2016 was negative $3.4 million compared to negative working capital at July 1, 2016 of $2.2 million. Our current ratio at September 30, 2016 was 0.91 compared to 0.96 at July 1, 2016. Our expected capital requirements for the full 2017 fiscal year are approximately $0.5 million, which will be funded through existing working capital. All payments related to the contingent consideration related to the VSS purchase (See Note 3 – Acquisition), over the next 2 years will also be funded through existing working capital.

The Company has made certain cost cutting measures during fiscal 2016 and 2017 so that we could continue to operate within existing cash resources. We believe that our cash balance of $1.2 million at the end of September 30, 2016, along with anticipated cash flows from ongoing operations and the funds available from our line of credit facility, will be sufficient to meet our working capital and liquidity needs during fiscal 2017. Going forward, the Company will continue to aggressively manage our cash flows and costs as needed based on the performance of the Company. Additionally, the surety broker has informed the Company that bonding for new work may be limited due to our accumulated deficit. The surety broker has requested that for all new bonds issued: i) a portion of the required bonds for future work be placed in a collateral account, and ii) establish a funds control account for each new project. A funds control account essentially eliminates the payment risk for the surety. The surety establishes a separate bank account in the Company’s name, oversees all of the payment disbursements from the Company, and delivers checks from each payment for the Company to distribute to their vendors working on the project. The surety essentially becomes the Company’s accounts payable back office. We continue to work with our surety broker and bonding companies to find ways to issue bonds.  As we commit to obtaining new financing our available bonding capacity is also expected to increase.

Critical Accounting Policies and Related Estimates

There have been no material changes with respect to the critical accounting policies and related estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to interest rate risk and other relevant market risk is not material.

ITEM 4 - Controls and Procedures

As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that certain of the Company’s disclosure controls and procedures are not effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act as a result of the material weakness in internal control over financial reporting identified as discussed above.

Further, as of such date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income,  (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.

May 10, 2017	By:	/s/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

May 10, 2017	By:	/s/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President, Chief Financial Officer, and Treasurer