Form 10-Q
period 2016-12-30
VERSAR INC
filed 2017-05-10
CIK 803647

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	Commission File
December 30, 2016	No. 1-9309

Versar, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 30, 2016 (unaudited) and July 1, 2016.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 30, 2016 and January 1, 2016.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Six Months Ended December 30, 2016 and January 1, 2016.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 30, 2016 and Fiscal Year July 1, 2016.

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended December 30, 2016 and January 1, 2016.

Unaudited Notes to Condensed Consolidated Financial Statements

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.  Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 6.  Exhibits

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	December 30,2016 (unaudited)	July 1,2016
ASSETS
Current assets
Cash and cash equivalents	$1,331	$1,549
Accounts receivable, net	36,064	47,675
Inventory, net	188	221
Prepaid expenses and other current assets	1,564	1,007
Income tax receivable	1,514	1,513
Total current assets	40,661	51,965
Property and equipment, net	996	1,328
Intangible assets, net	6,660	7,248
Other assets	1,252	775
Total assets	$49,569	$61,316

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$18,896	$18,156
Billing in Excess of Revenue	4,811	7,156
Accrued salaries and vacation	2,338	2,478
Other current liabilities	6,492	7,724
Notes payable, current	5,213	3,831
Line of Credit	9,036	14,854
Total current liabilities	46,786	54,199

Notes payable, non-current	-	2,494
Other long-term liabilities	3,175	3,555
Total liabilities	49,961	60,248

Commitments and contingencies

Stockholders' (deficit) equity
Common stock $.01 par value; 30,000,000 shares authorized;10,234,277 shares issued and 9,900,665 shares outstanding as of December 30, 2016; 10,217,227 shares issued and 9,982,778 shares outstanding as of July 1, 2016 (10,217,277 shares issued and 9,950,958 shares outstanding as of March 1, 2017)	102	102
Capital in excess of par value	32,851	31,128
(Accumulated deficit) Retained earnings	(30,272)	(27,448)
Treasury stock, at cost	(1,484)	(1,480)
Accumulated other comprehensive loss	(1,589)	(1,234)
Total stockholders' (deficit) equity	(392)	1,068
Total liabilities and stockholders' (deficit) equity	$49,569	$61,316

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

GROSS REVENUE	$30,527	$47,337	$59,842	$92,242
Purchased services and materials, at cost	16,826	29,351	32,239	59,118
Direct costs of services and overhead	11,535	14,366	23,681	27,192
GROSS PROFIT	2,166	3,620	3,922	5,932

Selling, general and administrative expenses	3,334	3,317	6,333	6,170
OPERATING (LOSS) INCOME	(1,168)	303	(2,411)	(238)

OTHER EXPENSE
Interest income	(3)	-	(7)	-
Interest expense	197	176	409	351
(LOSS) INCOME BEFORE INCOME TAXES	(1,362)	127	(2,813)	(589)

Income tax expense (benefit)	-	62	11	(224)

NET (LOSS) INCOME	(1,362)	65	(2,824)	(365)

NET (LOSS) INCOME PER SHARE-BASIC and DILUTED	$(0.14)	$0.01	$(0.28)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,901	9,850	9,938	9,831
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,901	9,850	9,938	9,831

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
COMPREHENSIVE (LOSS) INCOME
Net (Loss) Income	$(1,362)	$65	(2,824)	$(365)
Foreign currency translation adjustments	(324)	(78)	(355)	(182)
TOTAL COMPREHENSIVE LOSS, NET OF TAX	$(1,686)	$(13)	(3,179)	$(547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended December 30, 2016 and Fiscal Years Ended July 1, 2016 (in thousands)
				Retained
			Capital	Earnings /			Other	Total
	Common Stock		in Excess of	(Accumulated)	Treasury		Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit)	Shares	Amount	Loss	Equity

Balance at June 26, 2015	10,129	101	30,798	10,439	(324)	(1,460)	(508)	39,370
Restricted stock units	88	1	330	-	-	-	-	331
Treasury stock	-	-	-	-	(7)	(20)	-	(20)
Net loss	-	-	-	(37,887)	-	-	-	(37,887)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(726)	(726)
Balance at July 1, 2016	10,217	$102	$31,128	$(27,448)	(331)	$(1,480)	$(1,234)	$1,068
Restricted stock units	17	-	179	-	-	-	-	179
Treasury stock	-	-	-	-	-	(4)	-	(4)
Warrants	-	-	1,544	-	-	-	-	1,544
Net loss	-	-	-	(2,824)	-	-	-	(2,824)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(355)	(355)
Balance at December 30, 2016 (unaudited)	10,234	$102	$32,851	$(30,272)	(331)	$(1,484)	$(1,589)	$(392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	For the Six Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities:
Net loss	$(2,824)	$(365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,641	1,065
Change in contingent notes	(313)	-
Provision for (recovery of) doubtful accounts receivable	170	412
Non-cash interest expense	87	-
(Benefit) for income taxes expense	(18)	(81)
Share based compensation	179	90
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,074	17,977
(Increase) decrease in income tax receivables	(590)	(813)
Decrease (increase) in prepaid and other assets	-	(134)
Decrease (increase) in inventories	761	(18,544)
(Decrease) increase in accounts payable	(140)	(1,203)
Decrease in accrued salaries and vacation	(1)	1,152
(Increase) decrease in other assets and liabilities	(4,712)	1,559
Net cash provided by operating activities	5,314	1,114
Cash flows from investing activities:
Purchase of property and equipment	(81)	(287)
Payment for JCSS acquisition, net of cash acquired	-	(10,460)
Net cash used in investing activities	(81)	(10,747)
Cash flows from financing activities:
Borrowings on line of credit	35,058	25,348
Repayments on line of credit	(39,611)	(10,687)
Loan for VSS Purchase	-	(3,644)
Repayment of Loan for JCSS Acquisition	(833)	1,667
Repayments of notes payable	(86)	(1,447)
Purchase of treasury stock	(4)	(15)
Net cash (used in) provided by financing activities	(5,476)	11,220
Effect of exchange rate changes on cash and cash equivalents	25	22
Net (decrease) increase in cash and cash equivalents	(218)	1,609
Cash and cash equivalents at the beginning of the period	1,549	2,109
Cash and cash equivalents at the end of the period	$1,331	$3,718
Supplemental disclosure of cash and non-cash activities:
Contingent consideration payable related to JCSS acquisition	$2,821	$9,500
Cash paid for interest	$322	$359
Cash paid for income taxes	$28	$30
Note payable discount term loan	$216	$-
Note payable discount line of credit	$1,328	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended July 1, 2016, filed with the SEC on March 28, 2017. The results of operations for the three-month periods reported herein are not necessarily indicative of results that may be expected for the full fiscal year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends in most cases on the last Friday of the fiscal period. The three-month period ended December 30, 2016 included 13 weeks compared to the period ended January 1, 2016 which included 14 weeks. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks. The extra week occurred in the period ended January 1, 2016. Therefore, for comparative purposes, the year to date numbers presented will include an additional week of results for fiscal 2016.

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

In May 2016, the FASB issued Accounting Standards Update No. (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Specifically, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the adoption of ASU 2014-09 and the impact all the foregoing Topic 606 amendments will have on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Company will adopt the guidance for first quarter of fiscal 2017 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities, recurring losses and accumulated deficit management concluded that there is substantial doubt about the entities ability to continue as a going concern. Certain disclosures were added to comply with the disclosure requirements of the ASU.

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

Presented below is summary operating information by segment for the Company for the three-month and six month periods ended December 30, 2016 and January 1, 2016.

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$17,413	$31,868	$35,107	$61,889
ESG	8,670	10,456	16,115	20,496
PSG	4,444	5,013	8,620	9,857
	$30,527	$47,337	$59,842	$92,242

GROSS PROFIT (a)
ECM	$1,067	$1,786	$1,984	$3,053
ESG	742	1,552	1,431	2,217
PSG	357	282	507	661
	$2,166	$3,620	$3,922	$5,932

Selling, general and administrative expenses	3,334	3,317	6,333	6,170
OPERATING INCOME (LOSS)	$(1,168)	$303	$(2,411)	$(238)

Gross profit is defined as gross revenues less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

NOTE 4 – ACQUISITION

On September 30, 2015, the Company completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., which is now known as Versar Security Systems (VSS). This group is headquartered in Germantown, Maryland and generated approximately $34 million in trailing twelve month revenues prior to the acquisition date from key long term customers such as the FAA and Federal Emergency Management Agency (FEMA). The results of operations of VSS have been included in the Company’s consolidated results from the date of acquisition. VSS has contributed approximately $26.0 million in revenue and $20.7 million in expenses from the date of the acquisition through December 30, 2016.

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities. At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $3.2 million (undiscounted including probability weighing of future cash flows) based on the occurrence of certain events within the earn out period of three years from September 30, 2015. This remaining unpaid anticipated contingent consideration is recognized as consideration and as a liability, of which $1.6 million is presented within other current liabilities and $1.2 million and $1.6 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of December 30, 2016. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $3.2 million, with the amount recorded being the most probable.

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

Amount
Description	(in thousands)
Accounts receivable	$6,979
Prepaid and other	15
Property and equipment	29
Goodwill	4,266
Intangibles	8,129
Assets Acquired	19,418

Account payable	1,675
Other liabilities	3,509
Liabilities Assumed	5,184

Acquisition Purchase Price	$14,234

NOTE 5 – ACCOUNTS RECEIVABLE

	As of
	December 30, 2016	July 1, 2016
	(in thousands)
Billed receivables
U.S. Government	$10,736	$7,531
Commercial	1,979	11,159
Unbilled receivables
U.S. Government	24,221	20,883
Commercial	(41)	9,103
Total receivables	36,895	48,676
Allowance for doubtful accounts	(831)	(1,001)
Accounts receivable, net	$36,064	$47,675

Unbilled receivables represent amounts earned that have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal 2017; therefore, they have been presented as current assets in accordance with industry practice. In January 2017, Versar billed and collected $7.5 million for contract work at Dover Air Force Base (DAFB) based on resolution with the client on a contract modification. As part of concentration risk, management continues to assess the impact of having the Performance-Based Remediation (PBR) contracts within the ESG segment represent a significant portion of the outstanding receivable balance.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Goodwill was reduced to zero as a result of goodwill impairments taken during fiscal 2016.

Intangible Assets

In connection with the acquisition of VSS, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of December 30, 2016 and July 1, 2016, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period

As of December 30, 2016
Customer-related	$12,409	$(6,250)	-	$6,159	5-15 yrs
Marketing-related	1,084	(1,084)	-	-	2-7 yrs
Technology-related	841	(841)	-	-	7 yrs
Contractual-related	1,199	(856)	-	343	1.75 yrs
Non-competition-related	211	(53)	-	158	5 yrs
Total	$15,744	$(9,084)	$-	$6,660

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of July 1, 2016

Customer-related	$12,409	$(2,407)	$(3,618)	$6,384	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	2-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(514)	-	685	1.75 yrs
Non-competition-related	211	(32)	-	179	5 yrs
Total	$15,744	$(4,684)	$(3,812)	$7,248

Amortization expense for intangible assets was approximately $0.3 million and $0.6 million for the three and six months periods ending December 30, 2016. Expected future amortization expense in the fiscal quarters and years subsequent to December 30, 2016 is as follows:

Years	Amounts
(in thousands)
2017	$587
2018	938
2019	938
2020	938
2021	938
Thereafter	2,321
Total	$6,660

NOTE 7 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	December 30, 2016	July 1, 2016
	(in thousands)
Raw Materials	$108	$132
Finished Goods	83	94
Work-in-process	11	7
Reserve	(14)	(12)
Total	$188	$221

NOTE 8 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	December 30, 2016	July 1, 2016
	(in thousands)
Project related reserves	$484	$867
ARA settlement	1,200	1,200
Lease loss reserve	349	370
Payroll related	50	110
Deferred rent	119	330
Earn-out obligations	1,577	1,577
Deferred compensation obligation	148	148
Legal reserves	50	165
Severance accrual	23	96
Acquired capital lease liability	-	97
Warranty Reserve	174	302
PPS Reserve	1,314	1,314
Other	1,004	1,831
Total	$6,492	$7,724

As of December 30, 2016, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

NOTE 9 – ABANDONED LEASED FACILITIES

In March 2016, the Company abandoned its field office facilities in Mount Pleasant, SC and Lynchburg, VA, both within the ESG segment. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on April 1, 2016, and has no foreseeable plans to occupy them in the future. Therefore, for the quarter ended April 1, 2016, the Company recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Mount Pleasant, SC, and June 2020 for Lynchburg, VA. The Company also recognized $0.1 million of costs in the quarter ending April 1, 2016 for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, the Company abandoned its field office facilities in San Antonio, TX within the ECM segment. Although the Company remains obligated under the terms of the lease for the rent and other costs associated with the lease, the Company made the decision to cease using this space on July 1, 2016, and has no foreseeable plans to occupy it in the future. Therefore, the Company recorded a charge to selling, general and administrative expenses of approximately $0.2 million in the quarter ending July 1, 2016 to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expires in February 2019. The Company also recognized $0.2 million of costs in the quarter ending July 1, 2016 for the associated leasehold improvements related to the San Antonio, TX office.

The Company has entered into subleases for its locations in San Antonio, TX (September 2016) and Mount Pleasant, SC (April 2017). Both of these subleases will continue for the duration of the respective underlying leases.

The following table summarizes information related to our accrued lease loss liabilities at December 30, 2016 and July 1, 2016.

As of
December 30, 2016
(in thousands)
Balance, July 1, 2016	$698
Lease loss accruals	-
Rent payments	(177)
Balance, December 30, 2016	$521

As of
July 1, 2016
Balance, June 26, 2015	$-
Lease loss accruals	718
Rent payments	(20)
Balance, July 1, 2016	$698

NOTE 10 – DEBT

Notes Payable

As part of the purchase price for J.M. Waller Associates, Inc. (JMWA) in July 2014, the Company agreed to pay to the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which are payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded in the consolidated balance sheet. As of December 30, 2016, the outstanding principal balance of the JMWA stockholders was $3.5 million.

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

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors (the Guarantors), entered into a Loan Agreement with the Bank of America, N.A. (the Lender) and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

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

As of December 30, 2016, the Company’s outstanding principal debt balance, not including amounts due on the revolving line of credit, was $5.4 million comprised of the term loan balance under the Loan Agreement of $1.9 million, and the JMWA Note balance of $3.5 million. The following maturity schedule presents all outstanding term debt as December 30, 2016.

Years	Amounts
(in thousands)
2017	5,405
2018	-
2019	-
Total	$5,405

Line of Credit

As noted above, the Company had a $25.0 million revolving line of credit facility pursuant to the Loan Agreement with the Lender. The revolving credit facility is scheduled to mature on September 30, 2018. On December 9, 2016 Versar, together with the Guarantors, entered into an First Amendment and Waiver (the Amendment) to the Loan Agreement among other things, reducing the maximum permitted under the revolving line of credit facility to $13.0 million. The Company had $10.3 million outstanding under its line of credit as of December 30, 2016.

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

Debt Covenants

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio covenant for the fiscal quarters ended January 1, 2016, and April 1, 2016, and the Consolidated Total Leverage Ratio covenant, Consolidated Senior Leverage Ratio covenant and the Asset Coverage Ratio covenant for the fiscal quarter ended April 1, 2016, which defaults continued as of July 1, 2016. Each failure to comply with these covenants constituted a default under the Loan Agreement. On May 12, 2016, the Company, the Guarantors and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period).

The Forbearance Period was subsequently extended by additional Forbearance Agreements between the Company and the Lender, through December 9, 2016. During the Forbearance Period, the Company was allowed to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a required 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, the Forbearance Agreements provided that from and after June 30, 2016 outstanding amounts under the credit facility will bear interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%, required that the Company provide a 13 week cash flow forecast updated on a weekly basis to the Lender, and waives any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. On December 9, 2016 Versar, together with the Guarantors, entered into an Amendment to the Loan Agreement, eliminating the events of default. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and pursuant to the Forbearance Agreements and the Amendment, the Company must pursue alternative sources of funding for its ongoing business operations.

Additionally, the Lender required that the Company provide it with 10 year warrants for the purchase of 10% of the fully diluted common stock of the Company (or 1,095,222 shares) with an exercise price of $.01 per share containing customary provisions for warrants issued by public companies and which may be exercised at any time after the earlier of an Event of Default under the Loan Agreement or August 30, 2017. The Amendment also required the payment of an Amendment fee of $0.3 million, which was originally to be paid on the earlier of August 30, 2017 or demand upon an Event of Default, but was prepaid by the Company in December 2016. If all obligations under the Loan agreement are paid in full prior to August 30, 2017 and no Event of Default has occurred before such time, the Lender will return all warrants, unexercised, and will waive and forgive (or repay to the Company) the Amendment fee of $0.3 million. The value of the warrant, $1,544,263, was as deferred and amortized as additional interest expense over the term of the Loan Agreement, as amended. The value was calculated using the Black-Scholes model with the following assumptions:

Expected volatility	62%
Expected life (in years)	4.27
Risk-free interest rate	1.80%
Expected dividend yield	0.00%

On March 31, 2017, the Company failed its minimum quarterly EBITDA covenant set forth in the Amendment to the Loan Agreement, which constitutes an Event of Default under the Loan Agreement. On May 8, 2017, the Lender and the Company entered into a Second Amendment and Waiver pursuant to which the Lender provided a one-time waiver to this Event of Default effective May 5, 2017 in exchange for an amendment fee of $15,000. As a result of this waiver, the warrants remain outstanding, but unexercisable, and the Amendment fee may still be waived and forgiven subject to no further Events of Default and repayment of all obligations under the Loan Agreement prior to August 30, 2017. If the Company is unable to raise additional financing, the Company will need to adjust its operational plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.

As of the fiscal quarter ended December 30, 2016, we are in compliance with all covenants under the Amendment to the Loan Agreement.

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

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,901	9,850	9,938	9,831
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-	-	-
Shares of common stock issuable upon conversion of warrants	-	-	-	-
Weighted average common shares outstanding-diluted	9,901	9,850	9,938	9,831

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 30, 2016 and 2015, the common stock equivalent shares were, as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in thousands)		(in thousands)
Unvested restricted stock unit awards	82,098	-	67,350	-
Shares of common stock issuable upon conversion of warrants	1,095	-	1,095	-
Common stock equivalent shares excluded from diluted net loss per share	83,193	-	68,445	-

NOTE 12 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through December 30, 2016, a total of 667,103 restricted stock units have been issued under the 2010 Plan and there are 335,897 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the three month period ended December 30, 2016, the Company awarded 17,050 restricted stock units to its executive officers and certain employees, all of which vest over a period of two years following the date of grant. The total unrecognized compensation cost, measured on the grant date, that relates to non-vested restricted stock awards at December 30, 2016, was approximately $84,326, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $100,000 and $179,000 for the three months and six months ended December 30, 2016, respectively. These expenses were included in direct costs of services and overhead and SG&A expenses in the Company?s Condensed Consolidated Statements of Operations.

NOTE 13 – INCOME TAXES

The effective tax rates were approximately 34.0% and 37.5% for the first six months of fiscal 2017 and 2016, respectively.

NOTE 14 – NYSE MKT LLC COMPLIANCE

On October 17, 2016, the Company received a letter from the NYSE MKT LLC (the Exchange) in which the Exchange determined that the Company was not in compliance with Sections 134 and 1101 of the Exchange’s Company Guide (the Company Guide) due to the Company’s failure to timely file its Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) for the year ended July 1, 2016. The letter also stated that this failure was a material violation of the Company’s listing agreement with the Exchange and unless the Company took prompt corrective action, the Exchange may suspend and remove the Company’s securities from the Exchange. The Exchange also informed the Company that it must submit a plan by November 16, 2016 advising the Exchange of actions the Company has taken or will take to regain compliance with the Company Guide by January 17, 2017. If the Exchange accepted the plan, the Company would be subject to periodic monitoring for compliance. If the Company failed to submit a plan, or if the submitted plan was not accepted by the Exchange, delisting proceedings would commence. Furthermore, if the plan was accepted, but the Company was not in compliance with the Company Guide by January 17, 2017, or if the Company did not make progress consistent with the plan, the Exchange may initiate delisting proceedings.

On November 14, 2016, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 2016.

On December 15, 2016, the Company received a letter from the Exchange indicating that the Exchange accepted the Company’s plan and extension request and granted the Company an extension of time through May 31, 2017 to restore compliance under the Company Guide. The staff of the Exchange will review the Company periodically for compliance with the initiatives outlined in its plan. If the Company is not in compliance with the continued listing standards by May 31, 2017 or if the Company does not make progress consistent with the plan during the plan period, the Exchange staff has indicated that it would initiate delisting proceedings as appropriate. With the filing of this Quarterly Report on Form 10-Q, the Company has restored its compliance with Sections 134 and 1101 of the Company Guide.

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

On February 13, 2017, Versar filed a Form 12b-25 with the SEC indicating that the Company was delaying the filing of its Quarterly Report on Form 10-Q for the three months ended December 30, 2016.

On March 31, 2017, the Company failed its minimum quarterly consolidated EBITDA covenant set forth in the Amendment the Loan Agreement, which constitutes an Event of Default under the Loan Agreement. On May 8, 2017, the Lender and the Company entered into a Second Amendment and Waiver pursuant to which the Lender provided a one-time waiver to this Event of Default effective as of May 5, 2017 in exchange for an amendment fee of $15,000. As a result of this waiver, the warrants remain outstanding, but unexercisable, and the amendment fee may still be waived and forgiven subject to no further Events of Default and repayment of all obligations under the Loan Agreement prior to August 30, 2017.

On April 4, 2017, the Company sold its PPS subsidiary for a cash value of $214,042.50. The Company is entitled to additional cash payments for PPS in a total of up to £400,000 contingent on PPS’ attainment of certain performance thresholds agreed upon with the buyer of PPS.

On April 6, 2017, the Company received a letter from the Exchange in which the Exchange determined that the Company was not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because the Company’s stockholder’s equity reported for the fiscal year ended July 1, 2016 was below $2.0 million and it has reported net losses in two of its three most recent fiscal years. The Exchange also informed the Company that it must submit a plan to the Exchange by May 6, 2017 identifying the actions the Company has taken, or will take, to regain compliance with the Company Guide by October 6, 2018. If the Company fails to submit a plan, or if the Exchange does not accept the submitted plan, delisting proceedings will commence. Furthermore, if the plan is accepted, but the Company is not in compliance with the Company Guide by October 6, 2018, or if the Company does not make progress consistent with the plan, the Exchange may initiate delisting proceedings. In addition, the letter provided the Company an early warning regarding potential noncompliance with Section 1003(a)(iv) of the Company Guide, due to uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. On May 8, 2017, the Company submitted its plan to the Exchange.

On April 15, 2017, the U.S. Army Reserve 88th Regional Support Command (RSC) executed the first option period for an additional 12 months for its staff augmentation contract. Management expects that its continuation of the work under this contract extension to operate at a loss and intends to record a charge of $1.3 million during its fiscal fourth quarter of 2017. The base contract performance period for this contract was awarded in September 2016 and ended April 15, 2017.

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

Overview

Versar, Inc. is a global project management company providing value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (ECM); (2) Environmental Services Group (ESG); and (3) Professional Services Group (PSG). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in construction management, security system integration, performance-based remediation, and hazardous material management.

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

In this challenging economic environment, our focus is on those opportunities where the U.S. Government continue to place substantial funding and which clearly align with Versar’s capabilities. These opportunities include construction management, security system integration, remediation, and hazardous materials management. We also continue to focus on areas that we believe offer attractive enough returns to our clients, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and assisting with facility upgrades. We continue to see a decline in some of our PSG contract positions largely due to the continued shift to more contract solicitations being targeted at small business companies eligible for similar such set-aside programs. If we cannot expand our relationships with such set-aside firms and increase our ability to capture more of this work, this may result in a material impact on future periods. Overall, our pipeline remains robust, but longer timelines for contract awards and project start dates have slowed the transition from pipeline to backlog, which directly impacts the start of revenue generating projects.

We believe that Versar has the expertise to identify and respond to the challenges raised by the issues we face and that we are positioned in the coming year to address these concerns. Our business is segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

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

1.
Re-Establish Financial Stability and Grow Shareholder Value. With the filing of this Quarterly Report on Form 10-Q, Versar has become current with our financial reporting requirements with the Exchange and SEC. While we continue to seek a long-term financial solution, we are exploring all strategic options. We are committed to conservatively managing our resources to ensure maximum shareholder value and re-establish our financial stability.

2.
Profitably execute current backlog. Our front-line project managers and employees will continue to control costs and streamline processes to profitably execute our current backlog. In addition, our support staff will redouble their efforts to support our front-line employees efficiently and effectively serve our customers. We are committed to innovatively transform our business processes to be as efficient and cost-effective as possible.

3.
Grow our pipeline. We are aggressively mining existing IDIQ contract vehicles to increase our win rate. While we reduced back-office staff in our Business Development group, we remain committed to growing our pipeline and backlog by carefully managing our proposal efforts from identification through award to maximize our business development investments.

4.
Retain and attract the best people. Our employees are critical to the execution of our strategy and we are committed to attracting and retaining the employees required to achieve all the elements of our strategy.

For the three months ended December 30, 2016, the Company operated at a financial loss. We continue to experience delays in contract awards, as well as delays in funding values for work which has been previously awarded. The Company made certain cost cutting measures during fiscal 2016 and 2017. The results of these cost savings will continue into future periods. Included in second quarter were approximately $0.6 million of costs related to the requirements of the Bank of America Loan Amendment, and additional costs associated with the retention of the CRO. Going forward, we will continue to aggressively manage our controllable costs as needed based on the performance of the Company.

On March 31, 2017, the Company failed its minimum quarterly consolidated EBITDA covenant set forth in the Amendment the Loan Agreement, which constitutes an Event of Default under the Loan Agreement. On May 8, 2017, the Lender and the Company entered into a Second Amendment and Waiver pursuant to which the Lender provided a one-time waiver to this Event of Default effective as of May 5, 2017 in exchange for an Amendment fee of $15,000. As a result of this waiver, the warrants remain outstanding, but unexercisable, and the Amendment fee may still be waived and forgiven subject to no further Events of Default and repayment of all obligations under the Loan Agreement prior to August 30, 2017.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended December 30, 2016 and January 1, 2016:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(dollars in thousands)		(dollars in thousands)
GROSS REVENUE	$30,527	$47,337	59,842	$92,242
Purchased services and materials, at cost	16,826	29,351	32,239	59,118
Direct costs of services and overhead	11,535	14,366	23,681	27,192
GROSS PROFIT	$2,166	$3,620	3,922	$5,932
Gross Profit percentage	7%	13%	7%	9%

Selling general and administrative expenses	3,334	3,317	6,333	6,170
OPERATING (LOSS) INCOME	(1,168)	303	(2,411)	(238)

OTHER EXPENSE
Interest (income)	(3)	-	(7)	351
Interest expense	197	176	409	-
(LOSS) INCOME BEFORE INCOME TAXES	(1,362)	$127	(2,813)	$(589)

Three Months Ended December 30, 2016 compared to the Three Months Ended January 1, 2016

Gross revenue for the second quarter of fiscal 2017 was $30.5 million, a decrease of 36% compared to $47.3 million during the second quarter of the last fiscal year. This decrease is driven by lower revenue year over year on the DAFB project, down $6.6 million, PBR projects, down $2.6 million, VSS projects, down $2.0 million, and historical business in PSG, down $1.7 million. In total, these four drivers accounted for a revenue decline of approximately $12.1 million. The DAFB project, as reported in previous financial filings and earnings calls, was scheduled to scale back significantly from fiscal 2016 to fiscal 2017. In anticipation of that, we aggressively sought and have won higher margin work, such as our successful new initiative to obtain Petroleum, Oils and Lubricants (POL) work at various Air Force installations. The decline in the PBR program was also anticipated, as we moved into the later stages of an eight-year program. The program is currently scheduled to be completed in 2020. VSS suffered a delay in new orders caused in part, by the lack of a reseller agreement with Johnson Controls, Inc. (JCI) for critical equipment. A reseller agreement was signed in the beginning of the third quarter of fiscal 2017 and we expect increased new orders in subsequent quarters. The historical business losses in PSG were caused by the aforementioned initiative by the federal government to shift more and more of staff augmentation work to small and similar such set-aside companies.

To offset some of those revenue decreases, we experienced contract revenue growth such as the contributions of approximately $1.0 million from new ECM projects, in particular the Hanscom project, and work overseas on the in Iraq and Kuwait, all within the ECM segment. Within ESG, shoreline stabilization projects contributed $1.2 million and within PSG, staff augmentation services related to the 88th AFOS project contributed $1.2 million.

Purchased services and materials for the second quarter of fiscal 2017 was $16.8 million, a decrease of 43% compared to $29.4 million during the second quarter of the last fiscal year. In general, as gross revenue declines on projects where Versar acts as the general contractor, such as the DAFB project, purchased services and materials decline as well.

Direct costs of services and overhead for the second quarter of fiscal year 2017 were $11.5 million, a decrease of 20% compared to $14.4 million during the second quarter of the last fiscal year.

Gross profit for the second quarter of fiscal 2017 was $2.2 million, compared to a gross profit of $3.6 million during the second quarter of the previous fiscal year. VSS contributed gross profit of $1.3 million, off-set by the decline in our Title II work in Iraq and Afghanistan within the ECM segment and reduced gross profit from the decrease in gross revenue for the DAFB project of $0.4 million. Overall gross profit margin decreased from 13% to 7%. The margins on the DAFB project are lower than on other projects because it is a construction project for which we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee. However, as a result of the full integration of VSS, we expect to see increased margins from the additional projects in that technical service line and anticipate that such higher margins will off-set some of the margin compression resulting from the DAFB project. In addition, as the DAFB project progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins which we anticipate will have higher margins begin to ramp up, we expect to see margins improve.

Selling, general and administrative expenses for the second quarter of fiscal 2017, increased to 11% of gross revenue from 7% of gross revenue, when compared to the second quarter of last fiscal year. Although increasing as a percentage of gross revenue, SG&A expenses remained consistent with the second quarter of last fiscal year in absolute dollars. Included in second quarter SG&A expenses were approximately $0.5 million related to the requirements of the Amendment of the Loan Agreement. This includes costs associated with the addition of a Chief Restructuring Officer and the costs of Bank of America's outside auditors and amendment fees. Despite this additional expense, the Company continued to control indirect costs during the quarter, including rent savings from the consolidation of ESG and VSS offices in Gaithersburg and Germantown, Maryland.

Loss before income taxes, for the second quarter of fiscal 2017 was $1.4 million, compared to income before income taxes, of $0.1 million for the second quarter of the last fiscal year. This decrease is attributable to the decline in revenue and gross profit, and the increase in selling, general and administrative expenses as a percentage of revenue as discussed above.

Six Months Ended December 30, 2016 compared to the Six Months Ended January 1, 2016

Gross revenue for the first six months of fiscal 2017 was $59.8 million, a decrease of 36% compared to $92.2 million during the first six months of the last fiscal year. This decrease is driven by lower revenue year over year on the DAFB project, down $19.5 million, PBR projects down $3.9 million, VSS projects down $2.0 million, and a number of projects within ESG ending down $2.8 million. In total, these four drivers accounted for a revenue decline of approximately $28.2 million. The DAFB project, as reported in previous financial filings and earnings calls, was scheduled to scale back significantly from fiscal 2016 to fiscal 2017. In anticipation of that, we aggressively sought and obtained higher margin work, such as the successful new initiative in POL work at various Air Force installations. The decline in the PBR program was also anticipated, as the we moved into the later stages of an eight-year program. The program is scheduled to be completed in 2020. VSS suffered a delay in new orders caused in part, by the lack of a reseller agreement with JCI for critical equipment. As mentioned above, the reseller agreement was signed in the beginning of the third quarter of fiscal 2017 and we expect increased new orders in subsequent quarters.

To offset some of those revenue decrease drivers, we experienced contract revenue growth, such as the contributions of approximately $1.4 million in our Fort Belvoir project, $0.8 million from the Blue Brick Building project, $0.6 million from the Hanscom project, and $0.2 million new construction management projects in Iraq and Kuwait, all within ECM. Within ESG, the shoreline projects contributed $1.8 million and PSG contributed $0.2 million from the Facilities Management Unit work and for various staff augmentation services.

Purchased services and materials for the first six months of fiscal 2017 was $32.2 million, a decrease of 43% compared to $59.1 million during the first six months of the last fiscal year. As gross revenue declines on projects where Versar acts as the general contractor, such as the DAFB project, purchased services and materials decline as well. Additionally, we experienced a one-time GAAP adjustment of $0.6 million  to complete a fixed price project within our PSG segment.

Direct costs of services and overhead for the first six months of fiscal year 2016 were $23.7 million, a decrease of 20% compared to $27.2 million during the first six months of the last fiscal year.

Gross profit for the first six months of fiscal 2017 was $3.9 million, compared to a gross profit of $5.9 million during the first six months of the previous fiscal year. Overall, gross profit decreased from 9% to 7%. The decline in gross profit was largely attributable to two items: (1) the overall decline in gross revenue, and (2) the shift in the revenue mix. The margins on the DAFB project are lower than on other projects because it is a construction project for which we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee. However, as a result of the full integration of VSS which has higher margins than DAFB project, we expect to see increased overall margins from the additional number of projects in that technical service line and anticipate that such higher margins will off-set some of the margin compression resulting from the DAFB project. VSS contributed gross profit of $1.6 million, offset by the decrease in gross profit for the DAFB project of $0.4 million. In addition, as the DAFB project winds down and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins (which we anticipate will have higher margins) begin to ramp up, we expect to see margins improve.

Selling, general and administrative expenses for the first six months of fiscal 2017, increased to 11% of gross revenue from 7% of gross revenue, when compared to the first six months of last fiscal year, SG&A expenses increased $0.2 million or 3% in absolute dollars. Included in second quarter SG&A expenses were approximately $0.6 million related to the Loan Amendment requirements (see Note 10 - Debt) which did not occur during the second quarter of the previous fiscal year. This includes costs associated with the retention of the CRO, and the costs of Bank of America's outside auditors and amendment fees. Despite these additional expenses, the Company continued to control indirect costs during the quarter, including rent savings from consolidating ESG and VSS offices in Germantown, Maryland and renegotiating the Company's Springfield, Virginia office lease.

Loss, before income taxes, for the first six months of fiscal 2017 was $2.8 million, compared to loss before income taxes, of $0.6 million for the first six months of the last fiscal year. This decrease is attributable to the decline in revenue and gross profit, and the increase in selling, general and administrative expenses as a percentage of revenue discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of December 30, 2016, funded backlog was approximately $154.0 million, a increase of 14% compared to approximately $136.0 million of backlog at the end of fiscal 2016. The increase in backlog was attributable to an improved contract award environment.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three and six month periods ended December 30, 2016 and January 1, 2016. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management
	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
GROSS REVENUE	$17,413	$31,868	$35,107	$61,889
Purchased services and materials, at cost	12,534	24,509	25,161	49,648
Direct costs of services and overhead	3,812	5,574	7,962	9,188
GROSS PROFIT	$1,067	$1,786	$1,984	$3,053
Gross profit percentage	6%	6%	6%	5%

 Three Months Ended December 30, 2016 compared to the Three Months Ended January 1, 2016

Gross revenue for the second quarter of fiscal 2017 was $17.4 million, an decrease of 45% compared to $31.9 million during the second quarter of fiscal 2016. The principal drivers of this decrease are the $6.6 million in lower revenues associated with the DAFB project, $2.0 million related to the lack of reseller agreement with JCI to purchase critical equipment within VSS and $0.7 million in work related to the Company’s subsidiary, PPS, which was divested in April 2017. In additional purchases services declined on multiple contracts which lowered revenue from the comparative quarter. The Hanscom project contributed revenues of $0.6 million, construction management projects in Iraq and Kuwait contributed $0.4 million.

Gross profit was $1.1 million, compared to a gross profit of $1.8 million during the second quarter of the last fiscal year. During the second quarter of fiscal 2017, overall profit margins have remained constant at 6%. VSS contributed gross profit of $1.6 million as a result of changes in subcontractors used for the installation of equipment, off-set by the decline in our Title II work in Iraq and Afghanistan. We also incurred costs for several projects that will be recovered via negotiations for REAs. Additionally, we experienced a decline in gross profit for the DAFB project as we negotiate with the client for contract modifications.

Six Months Ended December 30, 2016 compared to the Six Months Ended January 1, 2016

Gross revenue for the first six months of fiscal 2017 was $35.1 million, a decrease of 43% compared to $61.9 million during the first six months of the last fiscal year. The drivers of this decrease are the $19.5 million in lower revenues associated with the DAFB project, $2.0 million related to the lack of reseller agreement with JCI to purchase critical equipment within VSS, and $1.5 million related to the decrease in work at Homestead AFB and $0.7 million in work related to our subsidiary, PPS, which was sold in April 2017.

The Hanscom project contributed revenues of $0.6 million and new Iraq and Kuwait construction management projects of $0.6 million. We also saw revenue increases in our Blue Brick Building project of $0.8 million and our Ft. Belvoir project of $1.4 million.

Gross profit was $2.0 million during the first six months of fiscal 2017, compared to a gross profit of $3.1 million during the first six months of the last fiscal year. During the first six months of fiscal 2017, overall profit margins increased from 5% to  6%. VSS contributed gross profit of $1.3 million as a result of changes in subcontractors used for the installation of equipment, off-set by the reduced gross profit from the decrease in gross profit for the DAFB project of $0.4 million. We completed the work on Homestead project in the prior fiscal year and did not incur additional losses for the six months ended December 30, 2016. We incurred costs on the several project which will be recovered via negotiations for REAs. The Company also experienced a decrease in gross profit from the continued wind-down of our Title II work in Iraq and Afghanistan.

Environmental Services Group
	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
GROSS REVENUE	$8,670	$10,456	$16,115	$20,496
Purchased services and materials, at cost	3,891	4,245	6,345	8,381
Direct costs of services and overhead	4,037	4,659	8,339	9,897
GROSS PROFIT	$742	$1,552	$1,431	$2,217
Gross profit percentage	9%	15%	9%	11%

Three Months Ended December 30, 2016 compared to the Three Months Ended January 1, 2016

Gross revenue for the second quarter of fiscal 2017 was $8.7 million, a decrease of 17% compared to $10.5 million during the second quarter of the last fiscal year. This decrease in revenue was due to the completion of the significant contract at Ft. Irwin, the ending of numerous smaller size projects of $1.2 million, and the revenue decrease associated with the PBR program. The decline in PBR revenue is consistent with the expected program profile of the remaining period of performance through fiscal 2020. The PBR contract revenues also saw some timing impact due to work shifting to later quarters at a number of site locations. Revenue declines were partially offset by a contract award for weather-related services for $0.6 million and increases in the shoreline projects of $1.2 million.

Gross profit for the second quarter of fiscal 2017 was $0.7 million, compared to $1.6 million in the second quarter of the last fiscal year. During the second quarter of fiscal 2017, overall profit margins have decreased from 15% to 9%. As a percentage of revenue, purchased services has declined and is associated with the PBR program.

Six Months Ended December 30, 2016 compared to the Six Months Ended January 1, 2016

Gross revenue for the first six months of fiscal 2017 was $16.1 million, a decrease of 21% compared to $20.5 million during the first six months of the last fiscal year. This decrease in revenue was due to the completion of the significant contract at Ft. Irwin, the contract ending of numerous smaller size projects of $ 2.8 million and the revenue decrease associated with the PBR program. The decline in PBR revenue is consistent with the expected program profile of the remaining period of performance through fiscal year 2020. The PBR contract revenues also saw some timing impact due to work shifting to later quarters at a number of site locations. Revenue declines were offset by a contract award for performance of weather related services for $0.6 million and increases in the shoreline stabilization projects of $ 1.8 million.

Gross profit for the first six months of fiscal 2017 was $1.4 million, compared to $2.2 million in the first six months of the last fiscal year. During the first six months of fiscal 2017, overall profit margins have decreased from 11% to  9%. This is due to mix of the current project work has greater gross profit than the contracts which ended in the current quarter. As a percentage of revenue, purchased services has declined and is associated with the PBR program.

Professional Services Group
	For the Three Months Ended		For the Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
GROSS REVENUE	$4,445	$5,013	$8,621	$9,857
Purchased services and materials, at cost	401	598	734	1,089
Direct costs of services and overhead	3,687	4,133	7,380	8,107
GROSS PROFIT	$357	$282	$507	$661
Gross profit percentage	8%	6%	6%	7%

Three Months Ended December 30, 2016 compared to the Three Months Ended January 1, 2016

Gross revenue for the second quarter of fiscal 2017 was $4.4 million, a decrease of 11% compared to $5.0 million during the second quarter of the last fiscal year. The decrease in revenue was due to decreases of $0.6 million in revenue from PSG’s historical business line as a result of the loss of several task orders. These decreases were offset by increases in the Facilities Management Unit work of $0.2 million and a new contract award for staff augmentation services related to the 88th RSC project of $1.8 million. The segment continues to experience a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs.

Gross profit for the second quarter of fiscal 2017 was $0.4 million, compared to gross profit of $0.2 million in the second quarter of the last fiscal year as a result of cost cutting measures in non-project related costs initiated during fiscal 2016.

Six Months Ended December 30, 2016 compared to the Six Months Ended January 1, 2016

Gross revenue for the first six months of fiscal 2017 was $8.6 million, a decrease of 13% compared to $9.9 million during the first six months of the last fiscal year. This decrease was due in part to a decrease in revenue from PSG’s historical business line as a result of the loss of several task orders. This decrease was partially offset by an increase in our Facilities Management Unit work and the new project award for the 88th RSC staff augmentation project. The segment continues to experience a net decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs.

Gross profit for the first six months of fiscal 2017 was $0.5 million, compared to gross profit of $0.6 million in the first quarter of the last fiscal year. Additionally, we experienced a one-time charge of $0.6 million for additional cost incurred to complete a fixed price project with the 88th RSC project.

Liquidity and Capital Resources

On September 30, 2015, the Company, together with the Guarantors, entered into a loan with the Lender as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (the latter changed to September 30, 2017 by Amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest initially accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio.

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

Our working capital as of December 30, 2016 was negative $7.1 million, compared to negative working capital at July 1, 2016 of $2.2 million. Our current ratio at December 30, 2016 was 0.85 compared to 0.96 at July 1, 2016. Our expected capital requirements for the full 2017 fiscal year is approximately $0.5 million, which will be funded through existing working capital. All payments related to the contingent consideration related to the VSS purchase (See Note 3 – Acquisition), over the next two years will also be funded through existing working capital.

The Company made certain cost cutting measures during fiscal 2016 and 2017 so that we could continue to operate within existing cash resources. We believe that our cash balance of $1.3 million at the end of December 30, 2016, along with anticipated cash flows from ongoing operations and the funds available from our line of credit facility, will be sufficient to meet our working capital and liquidity needs during fiscal 2017. Going forward, the Company will continue to aggressively manage our cash flows and costs as needed based on the performance of the Company. Additionally, our surety broker has informed the Company that bonding for new work may be limited due to our accumulated deficit. The surety broker has requested that for all new bonds issued: i) a portion of the required bonds for future work be placed in a collateral account, and ii) establish a funds control account for each new project. A funds control account essentially eliminates the payment risk for the surety. The surety establishes a separate bank account in the Company’s name, oversees all of the payment disbursements from the Company, and delivers checks from each payment for the Company to distribute to their vendors working on the project. The surety essentially becomes the Company’s accounts payable back office. We continue to work with our surety broker and bonding companies to find ways to issue bonds.  As we commit to obtaining new financing our bonding capacity’s availability is also expected to increase.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income,  (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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