Form 10-Q
period 2017-03-31
VERSAR INC
filed 2017-05-12
CIK 803647

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	Commission File
March 31, 2017	No. 1-9309

Versar, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

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

VERSAR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and July 1, 2016.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2017 and April 1, 2016.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Nine Months Ended March 31, 2017 and April 1, 2016.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months Ended March 31, 2017 and Fiscal Year July 1, 2016.

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended March 31, 2017 and April 1, 2016.

Unaudited Notes to Condensed Consolidated Financial Statements

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.  Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 6.  Exhibits

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	March 31,2017 (unaudited)	July 1,2016
ASSETS
Current assets
Cash and cash equivalents	$987	$1,549
Accounts receivable, net	24,453	47,675
Inventory, net	74	221
Prepaid expenses and other current assets	1,891	1,007
Income tax receivable	1,514	1,513
Total current assets	28,919	51,965
Property and equipment, net	846	1,328
Intangible assets, net	6,374	7,248
Other assets	1,368	775
Total assets	$37,507	$61,316

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$12,920	$18,156
Billing in Excess of Revenue	4,201	7,156
Accrued salaries and vacation	2,940	2,478
Other current liabilities	6,843	7,724
Notes payable, current	4,549	3,831
Line of Credit	5,918	14,854
Total current liabilities	37,371	54,199

Notes payable, non-current	-	2,494
Deferred income taxes	-	-
Other long-term liabilities	2,056	3,555
Total liabilities	39,427	60,248

Commitments and contingencies
Stockholders' (deficit) equity
Common stock $.01 par value; 30,000,000 shares authorized;10,283,217 shares issued and 9,950,958 shares outstanding as of March 31, 2017; 10,217,227 shares issued and 9,982,778 shares outstanding as of July 1, 2016	102	102
Capital in excess of par value	32,889	31,128
(Accumulated deficit)	(31,655)	(27,448)
Treasury stock, at cost	(1,484)	(1,480)
Accumulated other comprehensive loss	(1,772)	(1,234)
Total stockholders' (deficit) equity	(1,920)	1,068
Total liabilities and stockholders' (deficit) equity	$37,507	$61,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

GROSS REVENUE	$25,287	$36,484	$85,129	$128,726
Purchased services and materials, at cost	12,234	21,365	44,473	80,483
Direct costs of services and overhead	11,093	14,276	34,773	41,468
GROSS PROFIT	1,960	843	5,883	6,775

Selling, general and administrative expenses	2,846	3,032	9,179	9,203
Goodwill Impairment	-	15,931	-	15,931
Intangible Impairment	-	2,938	-	2,938
OPERATING (LOSS)	(886)	(21,058)	(3,296)	(21,297)

OTHER EXPENSE
Interest income	(6)	(10)	(13)	(10)
Interest expense	597	189	918	540
(LOSS) BEFORE INCOME TAXES	(1,477)	(21,237)	(4,201)	(21,827)

Income tax expense (benefit)	-	(7,952)	6	(8,176)

NET (LOSS)	(1,477)	(13,285)	(4,207)	(13,651)

NET (LOSS) PER SHARE-BASIC and DILUTED	$(0.15)	$(1.34)	$(0.42)	$(1.39)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	9,901	9,885	9,925	9,849
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	9,901	9,885	9,925	9,849

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
COMPREHENSIVE LOSS
Net Loss	$(1,477)	(13,285)	$(4,207)	(13,651)
Foreign currency translation adjustments	(180)	(28)	(538)	(210)
TOTAL COMPREHENSIVE LOSS, NET OF TAX	(1,657)	(13,313)	(4,745)	(13,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' (Deficit) Equity
Nine Months Ended March 31, 2017 and Fiscal Years Ended July 1, 2016 (in thousands)
				Retained
			Capital	Earnings /			Other	Total
	Common Stock		in Excess of	(Accumulated	Treasury		Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit)	Shares	Amount	Loss	(Deficit) Equity

Balance at June 26, 2015	10,129	101	30,798	10,439	(324)	(1,460)	(508)	39,370
Restricted stock units	88	1	330	-	-	-	-	331
Treasury stock	-	-	-	-	(7)	(20)	-	(20)
Net loss	-	-	-	(37,887)	-	-	-	(37,887)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(726)	(726)
Balance at July 1, 2016	10,217	$102	$31,128	$(27,448)	(331)	$(1,480)	$(1,234)	$1,068
Restricted stock units	66	-	217	-	-	-	-	217
Treasury stock	-	-	-	-	-	(4)	-	(4)
Warrants	-	-	1,544	-	-	-	-	1,544
Net loss	-	-	-	(4,207)	-	-	-	(4,207)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(538)	(538)
Balance at March 31, 2017 (unaudited)	10,283	$102	$32,889	$(31,655)	(331)	$(1,484)	$(1,772)	$(1,920)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	For the Nine Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net loss	$(4,207)	$(13,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,335	2,378
Change in contingent notes	(371)	-
Non-cash interest expense	349
Provision for (recovery of) doubtful accounts receivable	133	(406)
(Benefit) for income taxes expense	-	(7,737)
Share based compensation	217	285
Goodwill impairment	-	15,931
Intangibles impairment	-	2,938
Changes in assets and liabilities:
Decrease in accounts receivable	22,685	19,983
(Increase) decrease in income tax receivables	(7)	855
(Increase) in prepaid and other assets	(890)	(110)
Decrease (increase) in inventories	33	(91)
(Decrease) in accounts payable	(5,266)	(21,064)
Decrease (increase) in accrued salaries and vacation	459	(465)
(Increase) decrease in other assets and liabilities	(6,361)	2,046
Net cash provided by operating activities	9,109	892
Cash flows from investing activities:
Purchase of property and equipment	(102)	(459)
Payment for JCSS acquisition, net of cash acquired	-	(10,460)
Net cash used in investing activities	(102)	(10,919)
Cash flows from financing activities:
Borrowings on line of credit	52,918	48,540
Repayments on line of credit	(60,778)	(32,604)
Loan for JCSS acquisition	-	1,667
Repayment of Loan for JCSS acquisition	(1,329)	-
Repayment of Loan for Waller Purchase	-	(4,477)
Repayments of notes payable	(327)	(2,206)
Purchase of treasury stock	(4)	(18)
Net cash (used in) provided by financing activities	(9,520)	10,902
Effect of exchange rate changes on cash and cash equivalents	(49)	(18)
Net decrease (increase) in cash and cash equivalents	(562)	883
Cash and cash equivalents at the beginning of the period	1,549	2,109
Cash and cash equivalents at the end of the period	$987	$2,992
Supplemental disclosure of cash and non-cash activities:
Contingent consideration payable related to JCSS acquisition	$-	$3,154
Cash paid for interest	$569	$540
Cash paid for income taxes	$589	$44
Note payable discount term loan	$216	$-
Note payable discount line of credit	$1,328	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Versar, Inc. and its wholly-owned subsidiaries (“Versar” or the “Company”) contained in this report are unaudited, but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (SEC). Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended July 1, 2016, filed with the SEC on March 28, 2017. The results of operations for the three- and nine- month periods reported herein are not necessarily indicative of results that may be expected for the full fiscal year. The fiscal year-end balance sheet data included in this report was derived from audited financial statements. The Company’s fiscal year is based upon a 52 - 53 week calendar, and ends in most cases on the last Friday of the fiscal period. The three-month period ended March 31, 2017 and April 1, 2016 each included 13 weeks. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks. The extra week occurred in the period ended December 30, 2016. Therefore, for comparative purposes, the year to date numbers presented will include an additional week of results for fiscal 2016.

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

Presented below is summary operating information by segment for the Company for the three-month and nine month periods ended March 31, 2017 and April 1, 2016.

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE
ECM	$12,441	$23,960	$47,546	$85,850
ESG	8,695	8,279	24,810	28,775
PSG	4,151	4,245	12,773	14,101
	$25,287	$36,484	$85,129	$128,726

GROSS PROFIT (a)
ECM	$647	$893	$2,632	$3,945
ESG	908	248	2,339	2,466
PSG	405	(298)	912	364
	$1,960	$843	$5,883	$6,775

Selling, general and administrative expenses	2,846	3,032	9,179	9,203
Goodwill Impairment	-	15,931	-	15,931
Intangible Impairment	-	2,938	-	2,938
OPERATING INCOME (LOSS)	$(886)	$(21,058)	$(3,296)	$(21,297)

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

VSS expands the Company’s service offerings to include higher margin classified construction, enables Versar to generate more work with existing clients and positions the Company to more effectively compete for new opportunities. At closing, the Company paid a cash purchase price of $10.5 million. In addition, the Company agreed to pay contingent consideration of up to a maximum of $3.2 million (undiscounted including probability weighing of future cash flows) based on the occurrence of certain events within the earn out period of three years from September 30, 2015. This remaining unpaid anticipated contingent consideration is recognized as consideration and as a liability, of which $1.6 million is presented within other current liabilities and $1.2 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2017. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $3.2 million, with the amount recorded being the most probable.

The final purchase price allocation in the table below reflects the Company’s estimate of the fair value of the assets acquired and liabilities assumed as of the September 30, 2015 acquisition date. Goodwill was allocated to the ECM segment. Goodwill represents the value in excess of fair market value that the Company paid to acquire VSS. The allocation of intangibles has been completed by an independent third party and recorded on the Company’s consolidated balance sheet as of July 1, 2016.

Amount
Description	(in thousands)
Accounts receivable	$6,979
Prepaid and other	15
Property and equipment	29
Goodwill	4,266
Intangibles	8,129
Assets Acquired	19,418

Account payable	1,675
Other liabilities	3,509
Liabilities Assumed	5,184

Acquisition Purchase Price	$14,234

NOTE 5 – ACCOUNTS RECEIVABLE

	As of
	March 31, 2017	July 1, 2016
	(in thousands)
Billed receivables
U.S. Government	$8,850	$7,531
Commercial	1,850	11,159
Unbilled receivables
U.S. Government	14,621	20,883
Commercial	-	9,103
Total receivables	25,321	48,676
Allowance for doubtful accounts	(868)	(1,001)
Accounts receivable, net	$24,453	$47,675

Unbilled receivables represent amounts earned that have not yet been billed and other amounts that can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal 2017; therefore, they have been presented as current assets in accordance with industry practice. In January 2017, Versar billed and collected $7.5 million for the contract to do work at Dover Air Force Base (DAFB) based on resolution with the client on a contract modification. As part of concentration risk, management continues to assess the impact of having the Performance-Based Remediation (PBR) contracts within the ESG segment representing a significant portion of the outstanding receivable balance.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Goodwill has been reduced to zero as a result of goodwill impairments taken during fiscal 2016.

Intangible Assets

In connection with the acquisition of VSS, the Company identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the Company’s intangible asset balances as of March 31, 2017 and July 1, 2016, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of March 31, 2017

Customer-related	$12,409	$(6,354)	-	$6,055	5-15 yrs
Marketing-related	1,084	(1,084)	-	-	2-7 yrs
Technology-related	841	(841)	-	-	7 yrs
Contractual-related	1,199	(1,027)	-	172	1.75 yrs
Non-competition-related	211	(64)	-	147	5 yrs
Total	$15,744	$(9,370)	$-	$6,374

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of July 1, 2016

Customer-related	$12,409	$(2,407)	$(3,618)	$6,384	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	2-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(514)	-	685	1.75 yrs
Non-competition-related	211	(32)	-	179	5 yrs
Total	$15,744	$(4,684)	$(3,812)	$7,248

Amortization expense for intangible assets was approximately $0.3 million and $0.9 million for the three and nine months periods ending March 31, 2017. Expected future amortization expense in the fiscal quarters and years subsequent to March 31, 2017 is as follows:

Years	Amounts
(in thousands)
2017	$294
2018	938
2019	938
2020	938
2021	938
Thereafter	2,328
Total	$6,374

NOTE 7 – INVENTORY

The Company’s inventory balance includes the following:

	As of
	March 31, 2017	July 1, 2016
	(in thousands)
Raw Materials	$45	$132
Finished Goods	24	94
Work-in-process	19	7
Reserve	(14)	(12)
Total	$74	$221

NOTE 8 – OTHER CURRENT LIABILITIES

The Company’s other current liabilities balance includes the following:

	As of
	March 31, 2017	July 1, 2016
	(in thousands)
Project related reserves	$350	$867
ARA settlement	1,200	1,200
Lease Loss reserve	349	370
Payroll related	(5)	110
Deferred rent	976	330
Earn-out obligations	1,577	1,577
Deferred compensation obligation	148	148
Legal reserves	33	165
Severance accrual	-	96
Acquired capital lease liability	(29)	97
Warranty Reserve	230	302
PPS Reserve	1,314	1,314
Other	700	1,148
Total	$6,843	$7,724

As of March 31, 2017, other accrued liabilities include accrued legal, audit, value added tax liabilities, and foreign entity obligations.

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

The Company entered into subleases for its locations in San Antonio, TX (September 2016) and Mount Pleasant, SC (April 2017). Both of these subleases will continue for the duration of the respective underlying leases.

The following table summarizes information related to our accrued lease loss liabilities at March 31, 2017 and July 1, 2016.

As of
March 31, 2017
(in thousands)
Balance, July 1, 2016	$698
Lease loss accruals	-
Rent payments	(234)
Balance, March 31, 2017	$464

As of
July 1, 2016
(in thousands)
Balance, June 26, 2015	$-
Lease loss accruals	718
Rent payments	(20)
Balance, July 1, 2016	$698

NOTE 10 – DEBT

Notes Payable

As part of the purchase price for J.M. Waller Associates, Inc. (JMWA) in July 2014, the Company agreed to pay to the three JMWA stockholders over time an aggregate principal balance of $6.0 million, which is payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded in the consolidated balance sheet. As of March 31, 2017, the outstanding principal balance owed to the JMWA stockholders was $3.5 million.

On October 3, 2016 the Company did not make the quarterly principal payments to the three individuals who were the former owners of JMWA. However, the Company continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against the Company in Fairfax County District Court, Virginia for failure to make such payments and to enforce their rights to such payments. The Company is aggressively defending this lawsuit. During the second quarter of fiscal 2017, the Company moved the long term portion of the debt to short term notes payable for a total of $3.5 million. In January 2017, the Company stopped making the interest only payments to two of the former owners and continues to make the monthly interest only payment at seven percent per annum to one former owner.

On September 30, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors (the Guarantors), entered into a Loan Agreement with the Bank of America, N.A. (the Lender) for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (the latter was subsequently changed to September 30, 2017 by Amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrues on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. The Loan Amendment increased the current interest on the revolving credit facility to the LIBOR Daily floating rate plus 5%. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio. On December 9, 2016 Versar, together with the Guarantors, entered into an Amendment to the Loan Agreement with the Lender removing these covenants and adding a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts.

As of March 31, 2017, the Company’s outstanding principal debt balance not including amounts due on the revolving line of credit was $4.5 million comprised of the term loan balance under the Loan Agreement of $1.0 million, and the JMWA Note balance of $3.5 million. The following maturity schedule presents all outstanding term debt as March 31, 2017.

Years	Amounts
(in thousands)
2017	4,549
2018	-
2019	-
2020	-
2021	-
Total	4,549

Line of Credit

As noted above, the Company had a $25.0 million revolving line of credit facility pursuant to the Loan Agreement with the Lender. The revolving credit facility is scheduled to mature on September 30, 2018. The Company had $14.9 million outstanding under its line of credit for the fiscal year ended July 1, 2016. On December 9, 2016 Versar, together with the Guarantors, entered into an First Amendment and Waiver (the Amendment) to the Loan Agreement among other things, reducing the maximum permitted under the revolving line of credit facility to $13.0 million. The Loan Amendment increased the current interest on the revolving credit facility to the LIBOR Daily floating rate plus 5%. The Company had $5.9 million outstanding under its line of credit as of March 31, 2017.

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

Debt Covenants

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with the Consolidated Total Leverage Ratio covenant for the fiscal quarters ended January 1, 2016 and April 1, 2016, and the Consolidated Total Leverage Ratio covenant, Consolidated Senior Leverage Ratio covenant and the Asset Coverage Ratio covenant for the fiscal quarter ended April 1, 2016, which defaults continued as of July 1, 2016. Each failure to comply with these covenants constituted a default under the Loan Agreement. On May 12, 2016, the Company, the Guarantors and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the Forbearance Agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period).

The Forbearance Period was subsequently extended by additional Forbearance Agreements between the Company and the Lender, through December 9, 2016. During the Forbearance Period, the Company was allowed to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a required 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, the Forbearance Agreements provided that from and after June 30, 2016 outstanding amounts under the credit facility will bear interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%, required that the Company provide a 13 week cash flow forecast updated on a weekly basis to the Lender, and waives any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. On December 9, 2016, Versar, together with the Guarantors, entered into an Amendment to the Loan Agreement, eliminating the events of default. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and pursuant to the Forbearance Agreements and the Amendment, the Company must pursue alternative sources of funding for its ongoing business operations.

Additionally, the Lender required that the Company provide it with 10 year warrants for the purchase of 10% of the fully diluted common stock of the Company (or 1,095,222 shares) with an exercise price of $.01 per share containing customary provisions for warrants issued by public companies and which may be exercised at any time after the earlier of an Event of Default under the Loan Agreement or August 30, 2017. The Amendment also required the payment of an amendment fee of $0.3 million, which was originally to be paid on the earlier of August 30, 2017 or demand upon an Event of Default, but was prepaid by the Company in December 2016.  If all obligations under the Loan Agreement are paid in full prior to August 30, 2017 and no Event of Default has occurred before such time, the Lender will return all warrants, unexercised, and the Lender will waive and forgive (or repay to the Company) the amendment fee of $0.3 million. The value of the warrant, $1,544,263, was as deferred and amortized as additional interest expense over the term of the Loan Agreement, as amended. The value was calculated using the Black-Scholes model with the following assumptions:

Expected volatility	277%
Expected life (in years)	5
Risk-free interest rate	1.15%
Expected dividend yield	0.00%

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
.
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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
Weighted average common shares outstanding-basic	9,901	9,850	9,925	9,831
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method
Shares of common stock issuable upon conversion of warrants	-	-	-	-
Weighted average common shares outstanding-diluted	9,901	9,850	9,925	9,831

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. For the three and nine months ended March 31, 2017 and April 1, 2016, the common stock equivalent shares were, as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)

Unvested restricted stock unit awards	37	-	49	-
Shares of common stock issuable upon conversion of warrants	1,095	-	1,095	-
Common stock equivalent shares excluded from diluted net loss per share	1,132	-	1,144	-

NOTE 12 – SHARE-BASED COMPENSATION

Restricted Stock Unit Activity

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which the Company may grant incentive awards to directors, officers, and employees of the Company and its affiliates and to service providers to the Company and its affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through March 31, 2017, a total of 667,103 restricted stock units have been issued under the 2010 Plan and there are 335,897 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $37,000 and $217,000 for the three months and nine months ended March 31, 2017, respectively. These expenses were included in direct costs of services and overhead and SG&A expenses in the Company?s Condensed Consolidated Statements of Operations.

NOTE 13 – INCOME TAXES

The effective tax rates were approximately 0% and 37.5% for the first nine months of fiscal 2017 and 2016, respectively.

NOTE 14 – NYSE MKT LLC COMPLIANCE

On April 6, 2017, the Company received a letter from the NYSE MKT (the Exchange) in which the Exchange determined that the Company was not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because the Company’s stockholder’s equity reported for the fiscal year ended July 1, 2016 was below $2.0 million and it has reported net losses in two of its three most recent fiscal years. The Exchange also informed the Company that it must submit a plan to the Exchange by May 6, 2017 identifying the actions the Company has taken, or will take, to regain compliance with the Company Guide by October 6, 2018. If the Company fails to submit a plan, or if the Exchange does not accept the submitted plan, delisting proceedings will commence. Furthermore, if the plan is accepted, but the Company is not in compliance with the Company Guide by October 6, 2018, or if the Company does not make progress consistent with the plan, the Exchange may initiate delisting proceedings. In addition, the letter provided the Company an early warning regarding potential noncompliance with Section 1003(a)(iv) of the Company Guide, due to uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. On May 8, 2017, the Company submitted its plan to the Exchange.

NOTE 15 – SUBSEQUENT EVENTS

Effective April 15, 2017 the U.S. Army Reserve 88th Regional Support Command (RSC) executed the first option period for an additional 12 months for its staff augmentation contract. Management expects that its continuation of the work under this contract extension to operate at a loss and intends to record a charge of $1.3 million during its fiscal fourth quarter of 2017. The base contract performance period for this contract was awarded in September 2016 and ends April 15, 2017.

On April 4, 2017, the Company sold its PPS subsidiary for a cash value of $214,042.50. The Company is entitled to additional cash payments for PPS in a total of up to £400,000 contingent on PPS’ attainment of certain performance thresholds agreed upon with the buyer of PPS.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion and analysis relates to the Company’s financial condition and results of operations for the three and nine month periods ended March 31, 2017 and April 1, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and other information disclosed herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016, including the critical accounting policies and estimates discussed therein. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” the “Company,” “us,” or “Versar” as used in this Form 10-Q refer collectively to Versar, Inc. and its subsidiaries.

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

Overview

Versar is a global project management company providing value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (ECM), (2) Environmental Services (ESG), and (3) Professional Services (PSG). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in construction management, security system integration, performance-based remediation, and hazardous materials management.

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

ECM's key projects that contributed to the revenue include integration and maintenance of access control and security systems for the FAA, construction management services for the USAF and U.S. Army, construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and construction management services for the District of Columbia Courts and commercial customers. The largest ECM project during fiscal 2016 was the $109.5 million firm fixed price Design/Bid/Build runway repair task order at Dover Air Force Base awarded, on August 13, 2014 under Versar's S/R&M Acquisition Task Order Contract (SATOC) indefinite delivery/indefinite quantity (IDIQ) with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services USAF customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. During the months of December 2016 through February 2017, the work on the task order stopped due to the seasonal weather related conditions. This contract is anticipated to be completed by the end of June 2017.

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

Our services include:

● Compliance services include hazardous waste and hazardous materials management from permitting support to compliance with applicable federal laws, emergency response training, hazardous waste facility decommissioning, energy planning, energy audit and assessment, commission and metering, Energy Savings Performance Contract (ESPC) support and Executive Order 13514/sustainability services. We are a greenhouse gas verification body in California, one of few companies certified to review greenhouse gas emissions data in that state.

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

● Remediation services provides on-going federal remediation and restoration projects, including four PBR projects operating at more than ten different locations in nine states. Our success is based in part on the understanding that the goal of remedial action projects is to eliminate our clients’ long-term liability and reduce the life cycle costs of environmental restoration.

● UXO/MMRP provides range sustainment services at two of the world’s largest ranges. Our highly experience staff provide range sustainment services, range permitting, monitoring, and deconstruction, surface, subsurface, and underwater investigations and removals, geophysical surveys, and anomaly avoidance and construction support.

ESG’s key projects that contributed to the revenue are New England, Great Lakes, Tinker and Front Range PBRs, Range Sustainment Services at Nellis AFB, hydrodynamic flow modeling and sedimentation study at Naval Submarine Base Kings Bay, shoreline stabilization projects at Possum and Cedar Point for the Navy, an Environmental Impact Statement (EIS) for housing privatization for the USAF, fence to fence programs at Cannon, Holloman, Barksdale, Columbus AFBs and Joint Base McGuire-Dix-Lakehurst, large cultural resources efforts at Avon Park, Tyndall AFB, and Joint Base McGuire-Dix-Lakehurst, and numerous remedial actions for the U.S. Environmental Protection Agency (EPA).

PSG

PSG provides onsite environmental, engineering, construction management, and logistics services to the USAF, USA, USAR, NGB, FAA, BLM, and DOJ through the DEA. Versar provides on-site services that enhance a customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the federal agencies and DOD continue to be impacted by budgetary pressures. This segment focuses on providing onsite support to government clients to augment their capabilities and capacities.

Our services include:

● Facilities and operational support by delivering comprehensive facility maintenance, life cycle management plans minimizing operating costs, space utilization, operational planning/forecasting, and automated planning technical support services ensuring operational readiness of reserve forces to the USAR.

● Assisting the USAR with assessing, improving, obtaining, maintaining, and sustaining environmental compliance, as well as conservation requirements, performing hazardous waste management, spill prevention and clean-up, biological assessments, wetland sustainment, and environmental training.

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

● Engineering expertise and program oversight for civil engineering activities related to various facilities services performed at the Air National Guard Readiness Center and NGB.

● Providing the DOJ’s DEA Engineering and facilities planning support for the implementation and completion of Sustainment, Restoration, and Modernization projects.

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

In such a challenging economic environment, our focus is on those opportunities where the U.S. Government continue to place substantial funding and which clearly align with Versar’s capabilities. These opportunities include construction management, security system integration, remediation, and hazardous materials management. We also continue to focus on areas that we believe offer attractive enough returns to our clients, such as construction type services both in the U. S. and internationally, improvements in energy efficiency, and assisting with facility upgrades. We continue to see a decline in some of our PSG contract positions largely due to the continued shift to more contract solicitations being targeted at small business and similar such set-aside companies. If we cannot expand our relationships with such set-aside firms and increase our ability to capture more of this work, this may result in a material impact on future periods. Overall, our pipeline remains robust, but longer timelines for contract awards and project start dates have slowed the transition from pipeline to backlog, which directly impacts the start of revenue generating projects.

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

1.
Re-Establish Financial Stability and Grow Shareholder Value. Versar is now current with our financial reporting requirements with the Exchange and SEC. While we continue to seek a long-term financial solution, we are exploring all strategic options. We are committed to conservatively managing our resources to ensure maximum shareholder value and re-establish our financial stability.

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

For the three months ended March 31, 2017, the Company operated at a financial loss. We continue to experience delays in contract awards, as well as delays in funding values for work which has been previously awarded. The Company made certain cost cutting measures during fiscal 2016 and 2017. The results of these cost savings will continue into future periods. Included in third quarter were approximately $0.3 million of costs related to the requirements of the Loan Amendment, and additional costs associated with the retention of the CRO. Going forward, we will continue to aggressively manage our controllable costs as needed based on the performance of the Company.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended March 31, 2017 and April 1, 2016:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE	$25,287	$36,484	$85,129	$128,726
Purchased services and materials, at cost	12,234	21,366	44,473	80,484
Direct costs of services and overhead	11,093	14,275	34,773	41,467
GROSS PROFIT	$1,960	$843	$5,883	$6,775
Gross Profit percentage	8%	2%	7%	5%

Selling general and administrative expenses	2,846	3,032	9,179	9,203
Goodwill Impairment	-	15,931	-	15,931
Intangible Impairment	-	2,938	-	2,938
OPERATING (LOSS) INCOME	$(886)	$(21,058)	$(3,296)	$(21,297)

OTHER EXPENSE				-
Interest (income)	(6)	(10)	(13)	(10)
Interest expense	597	189	918	540
(LOSS) INCOME BEFORE INCOME TAXES	$(1,477)	$(21,237)	$(4,201)	$(21,827)

Three Months Ended March 31, 2017 compared to the Three Months Ended April 1, 2016

Gross revenue for the third quarter of fiscal 2017 was $25.3 million, a decrease of 31% compared to $36.5 million during the third quarter of the last fiscal year. This decrease is driven by lower revenue year over year on the DAFB project, down $6.5 million, PBR projects, down $2.2 million and VSS projects, was $2.1 million. In total, these three drivers accounted for a revenue decline of approximately $10.8 million. The DAFB project, as reported in previous periodic reports and earnings calls, was scheduled to scale back significantly from fiscal 2016 to fiscal 2017. In anticipation of that, we aggressively sought and have won higher margin work, such as our successful new initiative to obtain Petroleum, Oils and Lubricants (POL) work at various Air Force installations. The decline in the PBR program was also anticipated, as we moved into the later stages of an eight-year program. The program is currently scheduled to be completed in 2020. VSS suffered a delay in new orders caused in part, by the lack of a reseller agreement with Johnson Controls, Inc. (JCI) for critical equipment. A reseller agreement was signed in the beginning of the third quarter of fiscal 2017 and we expect increased new orders in subsequent quarters.

To offset some of those revenue decreases, we experienced contract revenue growth such as the contributions of approximately $1.6 million from the Andrews Air Force Base project, and work overseas in Iraq and Kuwait, all within the ECM segment. Within ESG, shoreline stabilization projects contributed $ 1.1 million and within PSG, staff augmentation services related to the 88th RSC project contributed $1.9 million.

Purchased services and materials for the third quarter of fiscal 2017 was $12.2 million, a decrease of 43% compared to $21.4 million during the third quarter of the last fiscal year. In general, as gross revenue declines on projects where Versar acts as the general contractor, such as the DAFB project, purchased services and materials will decline as well.

Direct costs of services and overhead for the third quarter of fiscal year 2017 were $11.1 million, a decrease of 22% compared to $14.4 million during the third quarter of the last fiscal year. Part of this decrease is a result of cost cutting measures within the PSG segment.

Gross profit for the third quarter of fiscal 2017 was $2.0 million, compared to a gross profit of $0.8 million during the third quarter of the previous fiscal year. Overall gross profit margin increased from 2% to 8%. VSS contributed gross profit of $1.0 million, off-set by the decline in our Title II work in Iraq and Afghanistan within the ECM segment and reduced gross profit from the decrease in gross profit for the DAFB project of $0.2 million. The margins on the DAFB project are lower than on other projects because it is a construction project for which we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee. However, as a result of the full integration of VSS, we expect to see increased margins from the additional projects in that technical service line and anticipate that such higher margins will off-set some of the margin compression resulting from the DAFB project. In addition, as the DAFB project progresses and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins which we anticipate will have higher margins begin to ramp up, we expect to see margins improve.

Selling, general and administrative expenses for the third quarter of fiscal 2017 increased to 11% of gross revenue from 8% of gross revenue when compared to the third quarter of last fiscal year. Although increasing as a percentage of gross revenue, SG&A expenses remained consistent with the third quarter of last fiscal year in absolute dollars. Included in third quarter SG&A expenses were approximately $0.3 million related to the requirements of the amendment of the Loan Agreement. This includes costs associated with the addition of a Chief Restructuring Officer and the costs of the Lender's outside auditors and associated costs. Despite this additional expense, the Company continued to control indirect costs during the quarter, including a renegotiation of its office lease in Springfield, Virginia and rent savings from the consolidation of ESG and VSS offices in Germantown, Maryland.

Loss before income taxes, for the third quarter of fiscal 2017 was $1.5 million, compared to loss before income taxes, of $22.2 million for the third quarter of the last fiscal year. In the third quarter of fiscal 2016, the Company recorded $18.9 million in goodwill and intangible impairment charges. The loss is also attributable to the decline in revenue and gross profit.

Nine Months Ended March 31, 2017 compared to the Nine Months Ended April 1, 2016

Gross revenue for the first nine months of fiscal 2017 was $85.1 million, a decrease of 34% compared to $128.7 million during the first nine months of the last fiscal year. This decrease is driven by lower revenue year over year on the DAFB project, down $26.1 million, PBR projects, down $6.1 million, VSS projects, was $4.1 million, and a number of projects within ESG ending, down $2.8 million. In total, these four drivers accounted for a revenue decline of approximately $39.1 million. The DAFB project, as reported in previous periodic reports and earnings calls, was scheduled to scale back significantly from fiscal 2016 to fiscal 2017. In anticipation of that, we aggressively sought higher margin projects, such as the successful new initiative in POL work. The decline in the PBR program was also anticipated, as we moved into the later stages of an eight-year program. The program is scheduled to be completed in 2020. VSS suffered a delay in new orders caused in part, by the lack of a reseller agreement with JCI for critical equipment. As mentioned above, the reseller agreement was signed in the beginning of the third quarter of fiscal 2017 and we expect increased new orders in subsequent quarters.

To offset some of those revenue decrease drivers, we experienced contract revenue growth, such as the contributions of approximately $1.4 million in our Fort Belvoir project, $0.9 million from the Hanscom project, and $0.2 million of new construction management projects in Iraq and Kuwait, all within ECM. Within ESG, the shoreline stabilization projects contributed $2.9 million and PSG contributed $4.3 million for various staff augmentation services, including the recently awarded project with the 88th RSC, at $3.9 million.

Purchased services and materials for the first nine months of fiscal 2017 was $44.5 million, a decrease of 45% compared to $80.5 million during the first nine months of the last fiscal year. As gross revenue declines on projects where Versar acts as the general contractor, such as the DAFB project, purchased services and materials decline as well. Additionally, we experienced a one-time charge of $0.6 million for additional costs incurred to complete a fixed price project with the 88th RSC within our PSG segment.

Direct costs of services and overhead for the first nine months of fiscal 2017 were $34.8 million, a decrease of 16% compared to $41.5 million during the first nine months of the last fiscal year.

Gross profit for the first nine months of fiscal 2017 was $5.9 million, compared to a gross profit of $6.8 million during the first nine months of the previous fiscal year. Overall, gross profit increased from 5% to 7%. The increase in gross profit was largely attributable to the shift in the revenue mix. The margins on the DAFB project are lower than on other projects because it is a construction project for which we are the prime contractor. Versar sub-contracted much of the work, while earning a minor fee. However, as a result of the full integration of VSS, which has higher margins than the DAFB project, we expect to see increased overall margins from the additional number of projects in that technical service line and anticipate that such higher margins will off-set some of the margin compression resulting from the DAFB project. VSS contributed gross profit of $2.7 million, offset by the decrease in gross profit for the DAFB project of $0.4 million. In addition, as the DAFB project winds down and becomes a smaller percentage of our overall revenue mix and as ESG’s recent project wins (which we anticipate will have higher margins) begin to ramp up, we expect to see margins improve.

Selling, general and administrative expenses for the first nine months of fiscal 2017 increased to 11% of gross revenue from 7% of gross revenue. Although increasing as a percentage of revenue, when compared to the first nine months of last fiscal year, while SG&A expenses remained flat in absolute dollars. Included in nine months of SG&A expenses were approximately $0.9 million related to the requirements of the Loan Amendment which did not occur during the third quarter of the previous fiscal year. This includes costs associated with the retention of the CRO, and the costs of the Lender's outside auditors and fees associated with the Amendment. In addition, the Company paid for two fiscal 2017 audits totaling $0.7 million, of which $0.4 million were duplicate costs. Legal fees for the first nine months increased $0.6 million from fiscal 2016 due to various disputes and related matters that arose during the first nine months. Despite these additional expenses, the Company continued to control indirect costs during the quarter, including rent savings from consolidating ESG and VSS offices in Germantown, Maryland and renegotiating the Company's Springfield, Virginia office lease.

Loss, before income taxes, for the first nine months of fiscal 2017 was $4.2 million, compared to loss before income taxes, of $21.8 million for the first nine months of the last fiscal year. In the third quarter of fiscal 2016, the Company recorded $18.9 million in goodwill and intangible impairment charges. This loss is also attributable to the decline in revenue and gross profit as discussed above.

Backlog

We report “funded” backlog, which represents orders for goods and services for which firm contractual commitments have been received. As of March 31, 2017, funded backlog was approximately $151.5 million, an increase of 11% compared to approximately $136.0 million of backlog at the end of fiscal 2016. The increase in backlog was attributable to an improved contract awards environment.

Results of Operations by Reportable Segment

The tables below set forth our operating results by reportable segment for the three and nine month periods ended March 31, 2017 and April 1, 2016. (Dollar amounts in following tables are in thousands).

Engineering and Construction Management
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE	$12,441	$23,960	$47,546	$85,850
Purchased services and materials, at cost	8,060	17,761	33,220	67,410
Direct costs of services and overhead	3,734	5,306	11,694	14,495
GROSS PROFIT	$647	$893	$2,632	$3,945
Gross profit percentage	5%	4%	6%	5%

 Three Months Ended March 31, 2017 compared to the Three Months Ended April 1, 2016

Gross revenue for the third quarter of fiscal 2017 was $12.4 million, a decrease of 48% compared to $24.0 million during the third quarter of fiscal 2016. The principal drivers of this decrease are the $6.6 million in lower revenues associated with the DAFB project, $2.1 million related to the lack of reseller agreement with JCI to purchase critical equipment within VSS and $0.3 million in work related to the Company’s subsidiary, PPS, which was divested in April 2017.

In addition, purchased services declined on multiple contracts, which lowered revenue from the comparative quarter. The Andrews Air Force Base project contributed approximately $1.6 million and work overseas in Iraq and Kuwait contributed approximately $3.5 million.

Gross profit was $0.6 million over the period, compared to a gross profit of $0.9 million during the third quarter of the last fiscal year. During the third quarter of fiscal 2017, overall profit margins increased from 4% to 5%. VSS contributed gross profit of $1.0 million as a result of changes in subcontractors used for the installation of equipment, off-set by the decline in our Title II work in Iraq and Afghanistan. We also incurred costs for several projects that will be recovered via negotiations for Requests for Equitable Adjustments (REA). Additionally, we experienced a decline in gross profit for the DAFB project as we negotiate with the client for contract modifications.

Nine Months Ended March 31, 2017 compared to the Nine Months Ended April 1, 2016

Gross revenue for the first nine months of fiscal 2017 was $47.5 million, a decrease of 45% compared to $85.9 million during the first nine months of the last fiscal year. The drivers of this decrease are the $26.1 million in lower revenues associated with the DAFB project, and $2.1 million related to the decrease in work at Mountain Home Air Force Base project, $2.7 million at the Laughlin Air Force Base Centralized Aircraft Support System project and $0.9 million in work related to our subsidiary, PPS, which was sold in April 2017.

The Hanscom project contributed revenues of $0.9 million, new Iraq and Kuwait construction management projects contributed revenues of $0.2 million, and $1.4 million on our Ft. Belvoir project.

Gross profit was $2.6 million over this period, compared to a gross profit of $3.9 million during the first nine months of the last fiscal year. During the first nine months of fiscal 2017, overall profit margins increased from 5% to  6%. VSS contributed gross profit of $2.7 million as a result of changes in subcontractors used for the installation of equipment, off-set by the reduced gross profit from the decrease in gross profit for the DAFB project of $0.4 million. We completed the work on Homestead project in the prior fiscal year and did not incur additional losses for the nine months ended March 31, 2017. We incurred costs on several projects which will be recovered via negotiations for an REA. The Company also experienced a decrease in gross profit from the continued wind-down in our Title II work in Iraq and Afghanistan.

Environmental Services Group
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE	$8,695	$8,279	$24,810	$28,775
Purchased services and materials, at cost	3,787	3,177	10,132	11,558
Direct costs of services and overhead	4,000	4,854	12,339	14,751
GROSS PROFIT	$908	$248	$2,339	$2,466
Gross profit percentage	10%	3%	9%	9%

Three Months Ended March 31, 2017 compared to the Three Months Ended April 1, 2016

Gross revenue for the third quarter of fiscal 2017 was $8.7 million, a increase of 5% compared to $8.3 million during the third quarter of the last fiscal year. This increase in revenue was due to a contract award for a commercial client $0.5 million, weather-related services for $0.4 million and increases in the shoreline projects of $1.1 million offset by the revenue decrease associated with the PBR program. The decline in PBR revenue is consistent with the expected program profile of the remaining period of performance through fiscal 2020. The PBR contract revenues also saw some timing impact due to work shifting to later quarters at a number of site locations.

Gross profit for the third quarter of fiscal 2017 was $0.9 million, compared to $0.2 million in the third quarter of the last fiscal year. During the third quarter of fiscal 2017, overall profit margins have increased from 3% to 10%. Related to cost savings initiatives implemented in fiscal 2016.

Nine Months Ended March 31, 2017 compared to the Nine Months Ended April 1, 2016

Gross revenue for the first nine months of fiscal 2017 was $24.8 million, a decrease of 14% compared to $28.8 million during the first nine months of the last fiscal year. This decrease in revenue was due to the completion of the significant contract at Ft. Irwin, the contract ending of numerous smaller size projects totaling $2.81 million and the revenue decrease associated with the PBR program. The decline in PBR revenue is consistent with the expected program profile of the remaining PBR period of performance through fiscal 2020. The PBR contract revenues also saw some timing impact due to work shifting to later quarters at a number of site locations. The revenue decline was partially offset by a contract award for $0.5 million from a commercial client, performance of weather-related services for $1.0 million, and increases in the shoreline stabilization projects of $2.9 million.

Gross profit for the first nine months of fiscal 2017 was $2.3 million, compared to $2.5 million in the first nine months of the last fiscal year. During the first nine months of fiscal 2017, overall profit margins have increased approximately one percentage point from 8.6% to 9.4%. This is a result of a mix shift in current project work towards higher gross profit projects. As a percentage of revenue, purchased services has declined and as work on the PBR program has declined.

Professional Services Group
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in thousands)		(in thousands)
GROSS REVENUE	$4,151	$4,245	$12,773	$14,101
Purchased services and materials, at cost	387	429	1,121	1,516
Direct costs of services and overhead	3,359	4,114	10,740	12,221
GROSS PROFIT	$405	$(298)	$912	$364
Gross profit percentage	10%	-7%	7%	3%

 Three Months Ended March 31, 2017 compared to the Three Months Ended April 1, 2016

Gross revenue for the third quarter of fiscal 2017 was essentially flat at $4.2 million from the third quarter of the last fiscal year. Revenue increases in the Facilities Management Unit work of $0.1 million, Army Stationing and Installation Plan (ASIP) project of $0.1 million, and the staff augmentation services contract related to the 88th RSC project of $1.9 million have offset the decline in revenue due to the loss of several task orders in PSG’s historical business line. The segment continues to experience a decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs.

Gross profit for the third quarter of fiscal 2017 was $0.4 million, compared to gross profit loss of $0.3 million in the third quarter of the last fiscal year. The improvement is a result of cost cutting measures in non-project related costs initiated during fiscal 2016.

Nine Months Ended March 31, 2017 compared to the Nine Months Ended April 1, 2016

Gross revenue for the first nine months of fiscal 2017 was $12.8 million, a decrease of 9% compared to $14.1 million during the first nine months of the last fiscal year. This decrease was due in part to a decrease in revenue from PSG’s historical business line as a result of the loss of several task orders. This decrease was partially offset by an increase in our Facilities Management Unit, ASIP project, and new project award for the 88th RSC staff augmentation project. The segment continues to experience a net decline in contract positions largely due to the continued shift by the U.S. Government to targeted solicitations to businesses that qualify for small business and similar set-aside programs.

Gross profit for the first nine months of fiscal 2017 was $0.9 million, compared to gross profit of $0.4 million in the first nine months of the last fiscal year, largely due to cost cutting measures in non-project related costs initiated during fiscal 2016. Additionally, we experienced a one-time charge of $0.6 million for additional costs to complete a fixed price project with the 88th RSC project. Overall, gross margin improved to 7% for the first nine months of the current fiscal year, compared to 3% for the prior fiscal year.

Liquidity and Capital Resources

On September 30, 2015, the Company, together with the Guarantors, entered into a loan with the Lender as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (the latter changed to September 30, 2017 by Amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest initially accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the Loan Agreement are guaranteed unconditionally and on a joint and several basis by the Guarantors and secured by substantially all of the assets of Versar and the Guarantors. The Loan Agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated Asset Coverage Ratio.

During the third and fourth quarters of fiscal 2016, following discussion with the Lender, the Company determined that it was not in compliance with one or more of the Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, and Asset Coverage Ratio Covenants for the fiscal quarters ended January 1, 2016, April 1, 2016, and July 1, 2016. Each failure to comply with these covenants constituted a default under the Loan Agreement. On May 12, 2016, the Company, the Guarantors, and the Lender entered into a forbearance agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the forbearance agreement, (b) any other default or event of default under the Loan Agreement or (c) June 1, 2016 (the Forbearance Period). Subsequently, the Company and the Lender entered into additional forbearance agreements to extend the Forbearance Period through December 9, 2016, and to allow the Company to borrow funds pursuant to the terms of the Loan Agreement, consistent with current Company needs as set forth in a 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, from and after June 30, 2016, outstanding amounts under the credit facility bore interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the Loan Agreement) plus 3.95%. The Company is required to provide a 13-week cash flow forecast updated on a weekly basis to the Lender, and the Lender waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of the Company’s business and in amounts consistent with past practices. The Lender has engaged an advisor to review the Company’s financial condition on the Lender’s behalf, and pursuant to the Forbearance Agreements and the Amendment, the Company must pursue alternative sources of funding for its ongoing business operations.

As of March 31, 2017 the available balance on the Company’s revolving credit facility was approximately $7.1 million.

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

Our working capital as of March 31, 2017 was negative $8.5 million, compared to negative working capital at July 1, 2016 of $2.2 million. Our current ratio at March 31, 2017 was 0.77 compared to 0.96 at July 1, 2016. Our expected capital requirements for the full 2017 fiscal year is approximately $0.5 million, which will be funded through existing working capital. All payments related to the contingent consideration related to the VSS purchase (See Note 4 – Acquisition), over the next two years will also be funded through existing working capital.

The Company made certain cost cutting measures during fiscal 2016 and 2017 so that we could continue to operate within existing cash resources. We believe that our cash balance of $1.0 million at the end of March 31, 2017, our anticipated cash flows from ongoing operations and the funds available from our line of credit facility, will be sufficient to meet our working capital and liquidity needs during fiscal 2017. Going forward, the Company will continue to aggressively manage our cash flows and costs as needed based on the performance of the Company. Additionally, our surety broker has informed the Company that bonding for new work may be limited due to our accumulated deficit. The surety broker has requested that for all new bonds issued: i) a portion of the required bonds for future work be placed in a collateral account, and ii) establish a funds control account for each new project. A funds control account essentially eliminates the payment risk for the surety. The surety establishes a separate bank account in the Company’s name, oversees all of the payment disbursements from the Company, and delivers checks from each payment for the Company to distribute to their vendors working on the project. The surety essentially becomes the Company’s accounts payable back office. We continue to work with our surety broker and bonding companies to find ways to issue bonds.  As we commit to obtaining new financing our bonding capacity’s availability is also expected to increase.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are party from time to time to various legal actions arising in the normal course of business. We believe that any ultimate unfavorable resolution of these legal actions will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 5 – Other Information

As disclosed elsewhere in this Quarterly Report, on May 8, 2017, the Company and the Lender entered into a Second Amendment and Waiver to the Company’s Loan Agreement effective May 5, 2017, for purposes of the Lender providing a one-time waiver of a covenant default under the Loan Agreement. The Second Amendment and Waiver is filed as Exhibit 10.1 with this Quarterly Report.

ITEM 6 – Exhibits

Exhibit No.	Description
10.1 31.1
Second Amendment and Waiver dated as of May 5, 2017, by and among Versar, Inc. and Bank of America, N.A. as lender and l/c issuer

Certifications by Anthony L. Otten, Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14

31.2	Certifications by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Securities Exchange Act Rule 13a-14
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony L. Otten, Chief Executive Officer.
32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Cynthia A. Downes, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Versar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income,  (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAR, INC.

May 12, 2017	By:	/s/ Anthony L. Otten
Anthony L. Otten
Chief Executive Officer

May 12, 2017	By:	/s/ Cynthia A. Downes
Cynthia A. Downes
Executive Vice President, Chief Financial Officer, and Treasurer