Form 10-K
period 2017-06-30
VERSAR INC
filed 2017-09-25
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	Commission File
June 30, 2017	No. 1-9309

Versar, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-0852979
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

6850 Versar Center, Springfield, Virginia	22151
(Address of principal executive offices)	(Zip code)

(703) 750-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)

NYSE American
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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2016 was approximately $13,563,911.

The number of shares of Common Stock outstanding as of September 1, 2017 was 10,019,409.

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission, not later than 120 days after the conclusion of the Registrant’s fiscal year ended June 30, 2017.

PART I
Item 1. Business

Unless this report indicates otherwise the terms ”Versar,” the “Company,” “we,” “us,” and “our” refer to Versar, Inc. and consolidated subsidiaries. Versar’s fiscal year end is based upon a 52 or 53 week year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. The Company’s fiscal 2017 included 52 weeks and fiscal 2016 included 53 weeks. Therefore, for comparative purposes, the year to date numbers presented will include an additional week of results for fiscal 2016.

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

Business Overview

Versar, Inc. is a Delaware corporation incorporated in 1969. We are a global project management company providing value-oriented solutions to government and commercial clients in three business segments: (1) Engineering and Construction Management (ECM); (2) Environmental Services Group (ESG); and (3) Professional Services Group (PSG). We also provide tailored and secure engineering solutions in extreme environments and offer specialized abilities in onsite staff support, performance based remediation, and hazardous materials management.

Versar’s fiscal 2017 proved to be eventful and challenging. The year began with a string of new contract awards, including the Architect-Engineer 2013 Environmental Services (A-E13ES) multiple-award contract with a combined contract ceiling of $500 million, an Indefinite Delivery Indefinite Quantity (IDIQ) contract in support of the Environmental Protection Administration (EPA) worth up to $20 million, a $14.8 million task order for engineering and technical support in Afghanistan, and a $15.5 million task order to renovate a building at Hanscom Air Force Base. In December 2016, Versar announced an amendment to its loan agreement with Bank of America and then early in January 2017, a change in its Independent Registered Accounting Firm from Grant Thornton to Urish Popeck. Versar continued to work with its Chief Restructuring Officer (CRO) who served as a point of contact for Bank of America to manage cash flow throughout the fiscal year. In April 2017, the Company sold its UK Subsidiary PPS, Ltd. (PPS) for a cash value of $214,042.50. The Company is entitled to additional cash payments for PPS in a total of up to £400,000 contingent on PPS’ attainment of certain performance thresholds through the end of calendar year 2017 agreed upon with the buyer of PPS.

Notwithstanding new contract awards, Versar operated at a financial loss for all four quarters in, and therefore, for all of, fiscal 2017. In response, the Company continued and expanded a wide range of deliberate cost cutting measures initiated during fiscal 2016 which continued through the first six months of fiscal 2017, the benefits of which will continue to be realized in future periods. We will continue to manage our costs based on financial performance. Versar continues to maintain a strong backlog of $136.0 million as a result of adjusting our bidding strategies and teaming partnerships, refining our capabilities, and making strategic hires. As a service-based company, our revenue is primarily derived from the provision of labor-based services, rather than capital-intensive product offerings. Thus, our revenue is driven by our ability to retain existing clients, attract new clients, provide quality project and program management at competitive rates, and identify and retain qualified employees.

On September 22, 2017, the Company, KW Genesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Kingswood Genesis Fund I, LLC (the latter two “Purchaser”), entered into an Agreement and Plan of Merger (Merger Agreement). The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of a tender offer for all outstanding common stock of the Company for a cash price of $0.15 per share, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Purchaser will be merged into and with the Company (the “Merger”). Any common stock not purchased in the tender offer will be exchanged for a cash price of $0.15 per share in the Merger. Following the consummation of the Merger, the Company will continue as the surviving corporation as a wholly owned subsidiary of Parent. The Merger will be effected under Section 251(h) of the DGCL, which provides that following consummation of a successful tender offer for a public corporation, and subject to certain statutory provisions, if the acquirer holds at least the amount of shares of each class of stock of the acquired corporation that would otherwise be required to approve a merger of the acquired corporation, and the stockholders that did not tender their shares in the tender offer receive the same consideration for their stock in the merger as was payable in the tender offer, the acquirer can effect a merger without the vote or written consent of the stockholders of the acquired corporation. Accordingly, if Purchaser consummates the tender offer, the Merger Agreement contemplates that the parties will effect the closing of the Merger without a vote of the stockholders of the Company in accordance with Section 251(h) of the DGCL.

Business Segments

The company is aligned into three reportable segments: ECM, ESG, and PSG, all of which are described below.

ECM

ECM’s services include engineering design, construction, construction management and security systems installation and support. ECM supports federal and commercial clients worldwide. Our global network of engineering and construction resources facilitates the effective mobilization of highly skilled construction teams and advanced methodologies around the world.

The primary markets for ECM’s services include a broad range of infrastructure and engineering design for facilities, transportation, resource management, and local, regional and international development.

Our services include:

●
Security Systems planning and analysis services include reviewing, developing and updating physical security plans, site surveys and physical security risk assessments.
●
Construction Management Services providing quality assurance services in Title II or as owner’s representatives, providing a legally defensible record of the construction, earned value project management to objectively measure construction progress, engineering and schedule analysis and negotiation of change orders.
●
Construction Services include integrated design-build solutions for construction, horizontal and vertical SRM projects, construction of design-bid-build projects including all building trades, equipment installation and furnishings as specified.
●
Fuel facility repair and modernization services include quality-focused expertise in petroleum, oil and lubricants (POL) Department of Defense (DOD) facilities to assist the DOD in providing a worldwide robust and dependable refueling capability.

ECM’s key projects that contributed to the revenue include integration and maintenance of access control and security systems for the Federal Aviation Administration (FAA), construction management and personal services including engineering, construction inspection, operations and maintenance and administrative support to the U.S. Army Corps of Engineers (USACE) and project and commercial customers. The largest ECM project during fiscal 2017 was the $109.5 million firm fixed price Design/Bid/Build runway repair task order at Dover Air Force Base (DAFB). This project was awarded on August 13, 2014 under Versar’s Sustainment, Restoration and Modernization (SRM) Acquisition Task Order Contract (SATOC) IDIQ with the Air Force Civil Engineer Center (AFCEC), held with our joint venture partner, Johnson Controls Federal Systems. The SATOC IDIQ primarily services USAF customers, providing a fast track, efficient method for execution of all types of facility repairs, renovations and construction. During the months of December 2016 through February 2017, the work on this task order stopped due to seasonal weather related conditions. Work resumed in March 2017. The main runway (01/19) was turned over to the USAF in September 2016 and the final phase of the project was fully turned over to the USAF on August 16, 2017. Versar is awaiting a pending modification with additional scope, which the Company anticipates will be resolved by December 2017.

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
●
Cultural Resources services provides clients with reliable solutions from recognized experts, quality products that are comprehensive yet focused on client objectives, and large-business resources with small-business responsiveness and flexibility. ESG’s staff has set the industry standard for management, methodologies, and products. Our expertise and experience in the design and management of innovative programs that are responsive to client needs and satisfy regulatory requirements.
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
●
Remediation services provides on-going federal remediation and restoration projects, including four USAF Performance Based Remediation (PBR) projects operating at more than ten different locations in nine states. Our success is based in part on the understanding that the goal of remedial action projects is to eliminate our clients’ long-term liability and reduce the life cycle costs of environmental restoration.
●
Unexploded Ordnance (UXO)/Military Munitions Response Program (MMRP) provides range sustainment services at two of the world’s largest ranges. Our highly experience staff provide range sustainment services, range permitting, monitoring, and deconstruction, surface, subsurface, and underwater investigations and removals, geophysical surveys, and anomaly avoidance and construction support.

ESG’s key projects that contributed to revenue in fiscal 2017 are the PBRs in New England, Great Lakes, Tinker and Front Range, Range Sustainment Services at Nellis Air Force Base (AFB), hydrodynamic flow modeling and sedimentation study at Naval Submarine Base Kings Bay, shoreline stabilization projects at Possum and Cedar Point for the Navy, an Environmental Impact Statement (EIS) for housing privatization for the USAF, fence to fence programs at Cannon, Holloman, Barksdale, Columbus AFBs and Joint Base McGuire-Dix-Lakehurst, large cultural resources efforts at Avon Park, Tyndall AFB, and Joint Base McGuire-Dix-Lakehurst, and numerous remedial actions for the EPA.

PSG

PSG provides onsite environmental, engineering, construction management, and logistics services to the USAF, U.S. Army, U.S. Army Reserve, National Guard Bureau, FAA, Bureau of Land Management (BLM), and Department of Justice (DOJ) through the Drug Enforcement Agency (DEA). Versar provides on-site services that enhance a customer’s mission through the use of subject matter experts who are fully dedicated to accomplish mission objectives. These services are particularly attractive as the federal agencies and DOD continue to be impacted by budgetary pressures. This segment focuses on providing onsite support to government clients to augment their capabilities and capacities.

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
●
Environmental quality program services, including facility and utilities integration, National Environmental Policy Act considerations, water program management, wildlife program management, archaeological and historical preservation to DOD Joint Base communities.
●
Microbiological and chemical support to the U.S. Army’s designated Major Range and Test Facility Base for Chemical and Biological Testing and Training.
●
Biological, archaeological, and Geographic Information Systems (GIS) support to plan restoration projects for wildlife habitat improvements and also field verification of GIS-generated disturbances and related mapping data.
●
Engineering expertise and program oversight for civil engineering activities related to various facilities services performed at the Air National Guard Readiness Center and National Guard Bureau.
●
Provides the DOJ’s DEA engineering and facilities planning support for the implementation and completion of SRM projects.

Revenue Earned by Geographic Location

Our consolidated gross revenue for fiscal 2017 was $111.8 million, of which approximately $109.8 million was funded with U.S. currency and approximately $2.0 million was derived from our former subsidiary PPS, and funded in Pounds Sterling. Approximately 16% of our fiscal 2017 revenue was generated in international locations.

Our consolidated gross revenue for fiscal 2016 was $167.9 million, of which approximately $165.7 million was funded with U.S. currency and approximately $2.2 million was derived from PPS, and funded in Pounds Sterling. Approximately 11% of our fiscal 2016 revenue was generated in international locations.

Our Strategy

In addressing fiscal 2017’s challenges, Versar has remained committed to our customers, shareholders, employees and partners. Going forward, Versar will continue to provide technical expertise to our primarily federal customers. We will focus on international construction management in austere environments, security solutions, ongoing investments in military base efficiencies and renovation, compliance and environmental remediation. The following elements are driving our strategy:

1.
Manage our business to the bottom line. We are committed to conservatively managing our resources to achieve positive net income, ensure shareholder value, and transform processes and procedures.

2.
Profitably execute current backlog. Our front-line project managers and employees will continue to control costs and streamline processes to profitably execute our current backlog. In addition, our support staff will redouble efforts to support our front-line employees efficiently and effectively serve our customers. We are committed to innovatively transforming our business processes to be as efficient and cost-effective as possible.

3.
Grow our pipeline. We are aggressively mining existing IDIQ contract vehicles to increase win rate. While we reduced support staff in our Business Development function, we remain committed to growing our pipeline and backlog by carefully managing our proposal efforts from identification through award to maximize our business development investments.

4.
Retain and attract the best people. Our employees are critical to the execution of our strategy and we are committed to attracting and retaining the employees required to achieve all the elements of our strategy.

Competition

Government contracting is a highly competitive industry, one in which price is often the deciding factor. In such an environment, Versar must differentiate our capabilities and offerings to ensure that our customers understand the value of our offerings. Versar carefully targets business development and sales efforts and develops strategic partnerships to enhance our competitive advantage.

The acquisition of Versar Security Systems (VSS) in fiscal 2016 expanded our customer base to include the FAA and the Federal Emergency Management Agency (FEMA), among others, and increased our service offerings into higher margin classified construction. During fiscal 2017, we positioned the Company to expand these new capabilities to existing customers and existing capabilities to new customers.

Backlog

We report “funded” backlog, which represents orders for goods and services for which we have received firm contractual commitments. Based on its history, Versar believes that approximately 90% of funded backlog will be performed in the succeeding twelve- to eighteen-month period following the execution of the relevant contract. However, there can be no assurance that we will ultimately realize our full backlog. Additionally, other companies with similar types of contracts may not calculate backlog in the same manner we do, as their calculations may be based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding funded backlog may not necessarily be comparable to similar presentations by others.

As of June 30, 2017, funded backlog was approximately $136.0 million, which was consistent with the funded backlog at the end of the fiscal 2016.

Employees

At June 30, 2017, we had 412 employees, of which 76% are engineers, scientists, and other professionals. 39% of our professional employees have a bachelor’s degree, 26% have a master’s degree, and 3% have a doctorate degree as their highest level of education earned.

Item 1A. Risk Factors

Risks Related to the Acquisition of the Company by Kingswood

The announcement and pendency of the acquisition of the Company by Kingswood may have a material adverse effect on our business.

Uncertainty about the effect of the acquisition on our employees, suppliers, customers and other parties may have a material adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties could impair our ability to retain and motivate key personnel and could cause customers, suppliers and others that deal with us to defer entering into contracts, or making other decisions, concerning doing business with us or seek to change existing business relationships with us. The pursuit of the acquisition may place a significant burden on our management and internal resources. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the acquisition. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results. In addition, the Merger Agreement restricts us from taking certain actions without the consent of Kingswood. These uncertainties and restrictions could disrupt or adversely affect our business and prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the acquisition or termination of the Merger Agreement.

There may be unexpected delays in the completion of the acquisition, or the acquisition may not be completed at all.

Certain events may delay the completion of the acquisition or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Offer requires the tender of a stated minimum percentage of the Company’s common stock. We may incur significant additional costs in connection with any delay in completing the acquisition or the termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred.

We can neither assure you that the conditions to the completion of the acquisition will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the acquisition will be completed.

Failure to complete the acquisition in a timely manner or at all could negatively affect our stock price and future business and financial results.

Delays in completing the acquisition or the failure to complete the acquisition at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly. If the acquisition is not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the acquisition, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock price. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if we do not complete the acquisition, we may be required to pay a termination fee under certain circumstances set forth in the Merger Agreement.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transition costs in connection with the acquisition. We will be required to pay such costs relating to the transaction whether or not the acquisition is consummated.

If a sufficient number of shares are not tendered pursuant to the Offer, the merger may not be completed and our business could be impaired.

If the shares Kingswood acquires pursuant to the Offer together with any shares Kingswood otherwise owns in Versar equal at least a majority of Versar’s issued and outstanding shares, the proposed merger can be effected without a shareholder vote under Delaware law. Therefore Kingswood will set a minimum tender condition to the consummation of the Offer and may terminate the Offer if the minimum tender condition is not met. If less than the required number of shares are tendered, then neither the Offer nor the merger may be completed, which could also cause significant uncertainty for Versar and its business could be severely and adversely affected.

Risks Related to our Business

Our line of credit contains, and our future debt agreements may contain, covenants that may constrain our ability to engage in activities that may be in our long-term best interest, including financing future operations or capital needs or engaging in other business activities, and that require us to maintain specific financial ratios or levels.

Our line of credit constrains, among other things, our ability to:

●
incur additional debt;
●
pay dividends or distributions on our capital stock;
●
purchase, redeem or retire capital stock;
●
make acquisitions or other investments;
●
create liens on our assets;
●
enter into certain transactions with affiliates;
●
merge or consolidate with another company;
●
obtain or maintain the appropriate bonding necessary to perform our work; or
●
transfer or sell assets outside the ordinary course of business.

In addition, our line of credit requires that we comply with certain consolidated Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) financial ratios and levels. These covenants may adversely impact our ability to finance our future operations or use the capital required to pursue available business opportunities.

During fiscal 2016 and 2017, Versar was in default under certain financial covenants under our loan agreement. If in the future we again default under any future credit agreement, or if we are unable to obtain a new facility or refinance our existing indebtedness, it would have a material adverse impact on our financial position and operations.

On December 9, 2016, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an amendment to its loan agreement with Bank of America, N.A., as lender. Under the amendment, the lender waived all existing events of default, and reduced the revolving facility to $13.0 million from $25.0 million. The amendment further amended the loan agreement to remove the consolidated Total Leverage Ratio covenant, consolidated Senior Leverage Ratio covenant, consolidated Fixed Charge Coverage Ratio covenant, and the consolidated Asset Coverage Ratio covenant. Additionally, it added a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts and a requirement that we pursue one or more transactions to repay or replace Bank of America. Lastly, the amendment required Versar to repay or replace the existing facility by September 30, 2018. Subsequent to the amendment, Versar experienced additional covenant defaults. We have entered into an agreement for the acquisition of the Company pursuant to a tender offer and merger. If consummated, the proposed acquisition would result in the replacement of the loan agreement. If the transaction is not consummated, the Company must seek an alternative transaction to replace or refinance the loan agreement. Failure to refinance or replace the loan agreement would have a material adverse effect on us and our financial condition.

We are taking affirmative steps to modify operational plans and internal organization to ensure that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

The accompanying Financial Statements have been prepared assuming Versar will continue as a going concern. If we are unable to identify alternative sources of funding and raise additional capital as needed to fund operations, due to our negative cash flow from operations and accumulated deficit, there would be substantial doubt about our ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on government contracts for the majority of our revenue, and a reduction or delay in spending by government agencies could adversely affect our business and operating results.

Contracts with agencies of the U.S. government and various state and local governments represented approximately 97% of our revenue in fiscal 2017, with the remaining 3% of our revenue coming from commercial sources. Therefore, the success of our business is materially dependent on contracts with governmental agencies. Companies engaged in government contracting are subject to certain unique business risks not shared by those serving the general commercial sector. Among these risks are:

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

The U.S. government’s contracting laws and regulations provide that the U.S. government can do business only with responsible contractors. Accordingly, U.S. government agencies have the authority under certain circumstances to suspend or debar a contractor from bidding on government contracts.

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

We must comply with all federal, state and local laws and regulations regarding the formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. Even though we take significant precautions to identify, prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor and could cause our reputation to suffer serious harm. Loss of our status as an eligible government contractor would have a material adverse effect on our business.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

U.S. government agencies have conflict of interest policies that may prevent us from bidding on or performing on certain contracts. When dealing with U.S. government agencies that have such policies, we must decide, at times with incomplete information, whether to participate in a particular business opportunity when doing so could preclude us from participating in a related procurement at a future date. We have, on occasion, declined to bid on certain projects because of actual or perceived conflicts of interest. We will continue to encounter such conflicts of interest in the future, which could cause us to be unable to secure key contracts with U.S. government agencies.

Robust enforcement of environmental regulations is important to our financial success.

Our business is materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. From time to time, depending on changing enforcement priorities, local, state and federal agencies modify environmental clean-up standards to promote economic growth and to discourage industrial businesses from relocating. Any relaxation in environmental and compliance standards could impact our ability to secure additional contracting work with such agencies or with other federal agencies that operate or manage contaminated property.

Many of our U.S. government customers procure goods and services through IDIQ, government wide acquisition contract (GWAC) or General Services Administration (GSA) Schedule contracts under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to purchase goods and services through IDIQ, GSA Schedule contracts and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressures, requiring us to make sustained efforts following the initial contract award to obtain ongoing awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Any failure by Versar to compete effectively in this procurement environment could harm our business, financial condition, operating results and cash flows, as well as our ability to meet our financial obligations.

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

We could face potential liability for failure to properly design or implement remediation efforts.

Part of our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design, build, or implement a remediation system, or if a customer claims that we did, we could face expensive litigation or regulatory enforcement efforts and potential settlement costs. If we fail to successfully defend against such a lawsuit, it could have a material adverse effect on our business.

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

Certain regions in which we operate are highly politically unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. We must significantly increase compensation to our personnel as an incentive to deploy them to many of these regions. To date, we have been able to recover such costs under our contracts, but we may not be able to do so in the future. To the extent that we are unable to transfer such increased costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in countries in which we operate, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services that we provide using military personnel.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

From time to time, we enter into joint venture and other contractual arrangements with partners to jointly bid on and execute certain projects. The success of such joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfy their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on such projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

We operate in highly competitive industries.

The markets for many of our services are highly competitive. There are numerous professional architectural, engineering, construction management, and environmental consulting firms, and other organizations that offer many of the same services we do. We compete with many companies that have greater resources than us and we cannot provide assurance that such competitors will not substantially increase the resources they devote to those businesses that compete directly with our services. Competitive factors considered by clients include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse macroeconomic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations. In particular, if the U.S. government changes its operational priorities in countries in which we operate, reduces the DOD Operations and Maintenance budget, or reduces funding for Department of State initiatives in which we participate, our business, financial condition and results of operations could be severely affected.

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

We are highly dependent on key personnel and our business could suffer if we cannot continue to attract, train and retain skilled employees.

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

Our success will largely depend on our ability to keep pace with changing technologies that can occur rapidly in our core business segments. We may incur significant expenses updating our technologies, which could in turn have a material adverse effect on our margins and results of operations. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Our employees may engage in misconduct or other improper activities, which could harm our business.

Like all companies, we face the risk of employee fraud or other misconduct. Employee misconduct could include intentional failures to comply with U.S. government procurement regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us. Negative press reports regarding employee misconduct could harm our reputation with the U.S. government agencies for which we work. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, our future revenues and growth prospects would be adversely affected. Despite an active compliance program, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, operating results and our ability to meet our financial obligations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber intruders or hackers, computer viruses, attacks on our computers systems, phishing attacks, natural disasters, power shortages or terrorist attacks. Any such failures or cyber-threats could cause loss of data and interruptions or delays in our business processes, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. Versar has invested in and implemented systems that will allow it to achieve and remain in compliance with the regulations governing its business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

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

An impairment charge of intangible assets could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, intangible assets-net represent a substantial portion of our assets. Intangible assets, net, were $6.1 million as of June 30, 2017. Under accounting principles generally accepted in the United States, we are required to test intangible assets carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

Maintaining adequate bonding capacity is necessary for us to successfully bid on and win certain fixed-price contracts. Failing to maintain adequate bonding capacity could have a material adverse impact on our ability to pursue new construction services contracts.

In line with industry practice, we are often required to provide bid, performance and/or payment bonds to clients under certain fixed-price contracts.  These bonds indemnify the customer should we fail to perform our obligations under the relevant contract.  If a bond is required for a particular project and we are unable to obtain such a bond, we cannot pursue that project.  We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion.  Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significantly higher costs.  There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new fixed-price contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Properties

Our corporate executive office is located in Springfield, Virginia, which is a suburb of Washington, D.C. Versar currently leases 22,260 square feet from Springfield Realty Investors, LLC. The rent is subject to a two percent escalation per year through December 31, 2024.

As of June 30, 2017, we had under lease an aggregate of approximately 147,000 square feet of office and manufacturing space in the following locations (parenthetical reference of business segments using space): Dulles (ECM and G&A), Springfield (all segments), Hampton, VA (ESG); Chandler, AZ (ESG); Westminster, CO (all segments); Atlanta, GA (ESG and PSG); Aiea, HI (ECM); Boise, ID (ESG); Columbia (ESG), and Germantown, MD (ECM and ESG); Charleston, SC (ESG); San Antonio and El Paso, TX (ESG); Clark Special Economic Zone, the Republic of Philippines (ECM and G&A); and Abu Dhabi (ECM and ESG), United Arab Emirates. The lease terms primarily range from two to seven years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol VSR. At June 30, 2017, there were 988 stockholders of record, excluding stockholders whose shares were held in nominee name. The quarterly high and low sales prices as reported on the NYSE American during fiscal 2017 and 2016 are presented below.

Fiscal Year 2017	High	Low
4th Quarter	1.71	1.21
3rd Quarter	2.14	0.90
2nd Quarter	1.56	1.19
1st Quarter	1.87	1.15

Fiscal Year 2016	High	Low
4th Quarter	3.25	1.01
3rd Quarter	3.07	1.93
2nd Quarter	3.55	2.67
1st Quarter	4.38	2.86

No cash dividends have been paid by Versar since it began public trading its stock in 1986. The Board of Directors intends to retain any future earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving line of credit, approval would be required from our lender for the payment of any dividends.

We have established equity compensation plans to attract, motivate and reward performance of employees and directors. Currently, there is one stock incentive plan, which was previously approved by the stockholders: the 2010 Stock Incentive Plan. We do not maintain any equity compensation plans not approved by our stockholders. Through June 30, 2017, 562,994 restricted stock units have been granted under this plan.

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

The graph below matches Versar, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of (i) the S&P 500 index and (ii) a customized peer group of five companies comprised of AECOM Technology Corp., Arcadis, NV, Ecology & Environment Inc., TRC Companies Inc. and URS Corp. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/30/2012 to 6/30/2017.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Unless otherwise specifically noted, all years refer to our fiscal years which ended on June 30, 2017, and July 1, 2016.

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

In this challenging economic environment, our focus is on those opportunities where the U.S. government continues funding and which clearly align with Versar’s capabilities. These opportunities include construction management services, security systems integration, shoreline stabilization, sustainable range management and UXO, and PBR. We also continue to focus on those areas that we believe offer attractive returns to our clients, such as construction-type services both in the U.S. and internationally, improvements in energy efficiency, and assisting with facility upgrades. Overall, our pipeline remains robust, but longer timelines for contract awards and project start dates have slowed the transition from pipeline to backlog and then to revenue generating projects.

We believe that Versar has the expertise to identify and respond to the challenges raised by the issues we face and that we are positioned going forward to address these challenges. Our three business segments are segregated based on the nature of the work, business processes, customer bases and the business environment in which each of the segments operates.

The DAFB project contributed $15.2 million of revenue for fiscal 2017, as compared to $50.2 million for fiscal 2016, a decrease of $35.0 million. During fiscal 2015 and 2016, the DAFB project completed the concept, planning and the major execution phases of construction. During fiscal 2017, we continued performing the remaining execution phases according to our project plans resulting in the expected reduction in revenues for the current year. The runway was fully turned over to the Air Force on August 16, 2017 and Versar is awaiting a pending modification with additional scope with completion expected by November 2017. Versar is the prime contractor on the DAFB project, with a significant portion of the work performed by sub-contractors, resulting in smaller positive gross margin on the project than our other self-performing projects. During January 2017, the DAFB customer issued the Company a Notice of Forbearance stating we had not met our contractual obligation to complete the DAFB project by December 31, 2016. We submitted several change order requests to the DAFB customer during fiscal 2016 and 2017, a number of which are still pending resolution. The requested change orders impacted our timeline for completion of the project, and were outside the original scope of services to be performed, and as a result, did impact the project’s profitability. We expect the DAFB project to be profitable pending successful outcomes of the Request for Equitable Adjustment (REA) negotiations and anticipate the acceptance of additional change orders and resolution of the construction related issues by the DAFB customer that will resolve the current Notice of Forbearance and allow the Company to complete the construction project by December 2017.

There are risk factors or uncertainties that could significantly impact our future financial performance. A sample of these risks is listed below. For a complete discussion of these risk factors and uncertainties, refer to Item 1A. Risk Factors, herein.

●
We operate in highly competitive industries;
●
A reduction or delay in pending awards by government agencies could adversely affect us;
●
Our inability to win or renew government contracts could adversely affect us;
●
We are exposed to risks associated with operating internationally;
●
Our failure to properly manage projects may result in additional costs or claims;
●
Our failure to maintain compliance with our banking loan covenants;
●
An economic downturn may adversely affect our business;
●
In order to succeed, we must stay current with a variety of rapidly changing technologies;
●
We are highly dependent on key personnel; and
●
The government may adopt new contract laws or regulations, increasing the cost and difficulty of performance.

Factors Affecting Fiscal 2017 Performance

During fiscal 2017, Versar recognized a number of project losses and charges to our Income Statement and Balance Sheet as follows:

Loss Contingency Accruals in the ECM Segment

During fiscal 2017, an infrastructure repair project with USACE required the installation of two General Electric (GE) transformers purchased as part of our contract for services. After installation, the transformers malfunctioned and required replacement. GE determined that the failure of both transformers was caused by a manufacturer's defect and GE would repair both transformers at no cost to Versar or the customer, but the emergency power services required to deliver power to the customer during the malfunctioning period was outside the scope of their warranty. On May 9, 2017, the customer issued a Notice to Proceed for the repair of the transformers and further directed Versar to complete several studies before allowing the reinstallation of the repaired transformers. Versar believes this is a Statement of Work sequencing change and has submitted a notice of change and pending REA to the customer. The customer has denied the REA and directed Versar to file a claim under the Disputes clause of the contract. GE was prepared to deliver the repaired transformers in mid-June but because of this customer direction, the actual reinstallation of the transformers cannot take place until the end of October 2017 or once Versar has completed the studies, anticipated to be completed at the end of September 2017. In the meantime, Versar must continue to provide the emergency power services and store the repaired transformers from mid-June through the end of October, at an estimated cost of $0.3 million. To date, no decision on the REA has been made.

During the fourth quarter of fiscal 2017, Versar encountered differing site conditions than what the client originally indicated for the following three projects (i) INOVA Loudoun Hospital, (ii) INOVA Heart & Vascular, and (iii) Sabey access controls. Due to the differing site conditions, installation for these sites will not be achieved within the contractual value. Versar is in contract negotiations with the clients in the aggregate amount of $0.1 million. To date no decision on the contract negotiations has been made. Versar continues to install the equipment to provide a complete solution to the customers. All three projects are estimated to be completed in December 2017.

Loss Contingency Accruals in the PSG Segment

In September 2016, Versar entered into a contract with the U.S. Army Reserve 88th Regional Support Command (RSC) to provide staff augmentation services. Management expects this contract to operate at a loss. During September 2016, we recorded a loss of $0.6 million related to this contract for the base period of nine months. The base contract performance period for this contract was awarded in September 2016 and ended April 15, 2017. In April 2017, the RSC executed the first option period for an additional 12 months. We expect this contract to continue to operate at a loss and have recorded a charge of $1.3 million during the fourth quarter of fiscal 2017.

Other Nonrecurring Expenses

On December 9, 2016, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an amendment to the loan agreement with Bank of America N. A., as lender. Under the amendment, the lender waived all existing events of default, and reduced the revolving facility to $13.0 million from $25.0 million. The interest rate on borrowings under the revolving facility and the term facility were also amended. Under the initial loan agreement, interest accrued at the LIBOR Daily Floating Rate plus 1.87%. Under the amendment, interest now accrues at the LIBOR Daily Floating Rate plus 5.00%. During fiscal 2017, we paid $1.2 million in forbearance fees, and expenses related to the lender’s advisor and the CRO required by the amendment.

Additionally, during the fourth quarter of fiscal 2017, Versar recorded a $1.2 million charge to write-down the related historical cumulative translation adjustment for PPS, as a result of the sale of PPS in April 2017. This amount is recorded as Other Expense in the Consolidated Financial Statements.

In August 2017, we received a decision from an impartial referee that was retained to address the purchase price adjustment for the fiscal 2014 acquisition of Geo-Marine, Inc. (GMI) between Versar and ARA. Per the agreement, Versar was to calculate the net working capital adjustment and then make a payment to, or receive a payment from, ARA for the adjusted amount. The decision of the referee requires a payment by Versar to ARA in the amount of $1.4 million. We recorded a loss contingency accrual of $1.2 million in fiscal 2016. As a result of this decision, we recorded an additional $0.5 million of costs in fiscal 2017, including legal expenses related to the settlement process. The contracts acquired related to this acquisition are reported within the ECM and ESG segments on a 58.6% and 41.4% allocation with the segments receiving their proportional share of the loss contingency accrual.

Versar failed to meet its fourth quarter fiscal 2017 banking loan covenant and has recorded $0.1 million in anticipated fees to the lender related to the anticipated forbearance agreement. (Note 21 – Subsequent Events).

On July 28, 2017, Versar and two J.M. Waller & Associates (JMWA) note holders entered into a full and final settlement of issues related to the payment of the notes in the litigation arising from Versar’s payments under the relevant notes. This litigation did not involve the third JMWA note holder, who was not a party to the action. We have recorded $0.1 million related to the note holders’ attorney’s fees and $0.2 million related to quarterly interest payments from October 2016 through September 2017. (Note 21 – Subsequent Events).

Factors Affecting Fiscal 2016 Performance

Loss Contingency Accruals in the ESG Segment

In June 2016, a class action lawsuit was filed against Versar by former employees alleging violations of several provisions of California’s labor law relating to paid lunch time and breaks for the years 2012 through 2015. We reviewed the supporting files and documentation regarding this notice and engaged outside counsel with experience with these matters to assist us in the defense of this matter. We performed an initial financial review of the number of employees, days worked, and hours per day worked by employees on this project over the course of the years noted in the lawsuit. As a result of this analysis, we recorded a loss contingency accrual of $0.5 million related to this event for fiscal 2016. On October 11, 2016, the mediation resulted in a Confidential Memorandum Of Understanding (MOU) for settlement of this claim. The estimated contingency accrual of $0.5 million remained consistent with this MOU and was paid in August, 2017.

In May 2016, during a routine audit by the GSA concerning authorized GSA schedule rates compared to the invoicing of a federal customer, the GSA discovered that Versar had been charging its customer several billing rates that were not supported by the contractual listed billing rates for fiscal 2015 and 2016. We performed a preliminary financial analysis of the number of employees working, labor categories billed to the customer, the contractual billing rates that should have been billed, days worked, and hours per day worked on this project over the course of the years noted in the audit finding. As the audit had not been resolved at the end of fiscal 2016, this preliminary analysis was the basis for the our probable loss and provided the basis for the accrual during fiscal 2016 of $0.3 million. Subsequently, the outstanding audit issues were resolved and Versar made a payment of $0.3 million to the GSA in November 2016.

During April 2016, a project under one of our PBR Task Orders involving a ground water extraction well system at a site in Ohio failing to meet minimum performance requirements required rehabilitation/replacement. This work was completed under Versar’s 2009 USAF Worldwide Environmental Restoration and Construction (WERC) contract with AFCEC. This extraction well system failure was not included in our original budget for the performance of this work.  In accordance with the performance basis of our contract with the customer, we must repair and or replace all equipment located on the site that fails to meet performance requirements. We performed a review of the materials and labor required to rehabilitate or replace the extraction well system and used this review as the basis of the estimate for the accrual. We recorded a loss contingency accrual of $0.3 million in fiscal 2016 to rehabilitate or replace the extraction well system. The corrective action occurred during fiscal 2017 and will continue into fiscal 2018.

Lease Loss Accruals

In March 2016, Versar abandoned its field office facilities in Charleston, SC and Lynchburg, VA, both within the ESG segment. Although we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we decided to cease using these spaces effective April 1, 2016, and do not plan to occupy them in the future. Therefore, we recorded a charge to selling, general and administrative expenses of approximately $0.4 million in fiscal 2016 to recognize the costs of exiting these spaces. This liability was equal to the total amount of rent and other direct costs for the period of time that the space is expected to remain unoccupied. In addition, this liability included the present value of the amount by which the rent paid by Versar to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Charleston, SC, and June 2020 for Lynchburg, VA. Versar also recognized $0.1 million of costs in fiscal 2016 for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, Versar abandoned an office in San Antonio, TX, which is within the ECM segment. We have continued to use a smaller office in San Antonio. Although we remain obligated under the terms of this lease for the rent and other costs associated with this lease, we made the decision to cease using this space on July 1, 2016, and have no foreseeable plans to occupy it in the future. Therefore, we recorded a charge to selling, general and administrative expenses of approximately $0.2 million in fiscal 2016 to recognize the costs of exiting this space. This liability is equal to the total amount of rent and other direct costs for the period of time that the space is expected to remain unoccupied. In addition, this liability includes the present value of the amount by which the rent paid by Versar to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease term, which expires in February 2019. Versar also recognized $0.2 million of costs in fiscal 2016 for the associated leasehold improvements related to the San Antonio, TX office.

Other Nonrecurring Expenses

During the third and fourth quarters of fiscal 2016, following discussion with its lender, Versar determined that it was not in compliance with the covenants regarding its Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio and Asset Coverage Ratio under its loan agreement. Each failure to comply with these covenants constituted a default under the loan agreement. On May 12, 2016, Versar, certain of its subsidiaries, and the lender entered into a forbearance agreement pursuant to which the lender agreed to forbear from exercising any and all rights or remedies available to it under the loan agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by Versar of any obligation or covenant under the forbearance agreement, (b) any other default or event of default under the loan agreement or (c) June 1, 2016 (the Forbearance Period), which was subsequently extended through additional forbearance agreements. The lender engaged an advisor to review Versar’s financial condition on the lender’s behalf. Versar accrued $0.1 million at July 1, 2016 related to the costs of services provided by the lenders’ advisor.

During fiscal 2016, Versar and the lender entered into additional forbearance agreements, which allowed us to borrow funds pursuant to the loan agreement, consistent with current operating needs as set forth in a 13-week cash flow forecast subject to certain caps on revolving borrowings initially sit at $15.5 million and subsequently reduced to $13.0 million through December 9, 2016. In addition, from and after June 30, 2016 outstanding amounts under the credit facility bore interest at the default interest rate set forth in the credit facility equal to the LIBOR Daily Floating Rate (as defined in the credit facility) plus 3.95%. In connection with these forbearance agreements, we recorded a charge to selling, general and administrative expenses of approximately $0.2 million for fiscal 2016 related to the remaining deferred expenses associated with the loan agreement.

Versar entered into negotiations with ARA regarding the fiscal 2014 acquisition of GMI, and the related price agreement dated September 2, 2013 between Versar and ARA. Per the price agreement, after the closing date of the acquisition, Versar was to calculate the net working capital adjustment and then make a payment to, or receive a payment from, ARA for the adjusted amount. We recorded a loss contingency accrual of $1.2 million in fiscal 2016 that represented management’s best estimate at the time of the ultimate cost to resolve this matter. During fiscal 2017, as a result of a subsequent settlement, we recorded an additional $0.5 million of costs, including legal expenses. The contracts acquired related to this acquisition are reported within the ECM and ESG segments on a 58.6% and 41.4% allocation with the segments receiving their proportional share of the loss contingency accrual.

During the fourth quarter of fiscal 2016, Versar recorded a $9.5 million charge to record a full valuation allowance against its deferred tax assets. ASC 740-10-30-4 requires deferred taxes to be determined separately for each taxpaying component in each tax jurisdiction. Furthermore, the deferred tax assets must be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. We have determined to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Additionally, during the fourth quarter of fiscal 2016, Versar recorded a $1.9 million charge to write-down certain PPS assets, primarily inventory, to their estimated net realizable value as of July 1, 2016. This amount is recorded as Other Expense (Income) in the financial statements.

Goodwill and Intangible Expense Impairments

During fiscal 2016, continued delays in contract awards and contract funding and the direct impact on Versar’s results of operations, coupled with the continued decrease in our stock price, were deemed to be triggering events that led to a test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $20.3 million. The carrying value of goodwill after impairment at July 1, 2016 was zero.

Further, based on the results of the impairment testing, we concluded that the value of definite-lived assets with a carrying value of 3.8 million was not recoverable. We recorded a charge of $3.8 million in fiscal 2016 for the full impairment of definite-lived intangible assets acquired from JMWA, GMI, Charron and PPS and as a result of these charges, the carrying amount of intangible assets has been reduced to zero.

Consolidated Results of Operations

The table below sets forth our consolidated results of continuing operations for the fiscal years ended June 30, 2017 and July 1, 2016.

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(dollars in thousands)
GROSS REVENUE	$111,821	$167,917
Purchased services and materials, at cost	60,860	107,199
Direct costs of services and overhead	45,061	57,544
GROSS PROFIT	$5,900	$3,174
Gross Profit percentage	5%	2%

Selling general and administrative expenses	12,873	13,031
Other operating expense	1,243	1,937
Goodwill Impairment	-	20,331
Intangible impairment	-	3,812
OPERATING (LOSS)	(8,216)	(35,937)
OTHER (INCOME) EXPENSE
Interest income	(14)	(19)
Interest expense	1,446	702
(LOSS) BEFORE INCOME TAXES	$(9,648)	$(36,620)

Fiscal Year 2017 Compared to Fiscal Year 2016

Gross revenue for fiscal 2017 was $111.8 million, a decrease of 33% compared to $167.9 million during fiscal 2016. The decrease in revenue resulted from declines in revenue of (i) $35.0 million related to the DAFB project, which was substantially completed in fiscal 2017 and will be fully completed during fiscal 2018, (ii) $1.4 million for VSS, acquired during fiscal 2016, (iii) $4.0 million from our Laughlin AFB project, (iv) $3.0 million related to PPS which was sold in April 2017, (v) $2.4 million related to decreased levels of Title II work in Iraq and Afghanistan within ECM, (vi) $4.1 million related to PBR projects within ESG, (vii) $6 million from decline in EPA during the change of Administration and lack of funding available at the government year-end, and (viii) when the prime small business did not renew Versar's subcontract, $1.1 million from PSG’s Joint Base Lewis McChord (JBLM) project. Additionally, PSG continued to experience a shift of contract solicitations to businesses that qualify for small business and often set-aside programs.

Purchased services and materials for fiscal 2017 were $60.9 million, a decrease of 43% compared to $107.2 million during fiscal 2016. The purchased services and materials decrease was comprised of; (i) $32.6 million for the DAFB project, (ii) $4.3 million decrease at VSS, (iii) $3.1 million for the Cedar Point Shoreline project, (iv) $4.5 million from decline in EPA projects, (v) RSC project loss reserves of $0.6 million related to this contract for the base period of nine months and $1.3 million for the RSC project related to the exercise of an additional option year, twelve month, performance period, (vi) $0.3 million for an infrastructure repair project with USACE, and (vii) $0.1 million related to three projects. (see “Factors Affecting Fiscal 2017 Performance--Loss Contingency Accruals” above for more information).

Direct costs of services and overhead for fiscal 2017 were $45.0 million, a decrease of 22% compared to $57.5 million during fiscal 2016. The decrease is related to a cost savings plan we initiated during fiscal 2017 as well the full year impact of the costs savings reductions we made in fiscal 2016.

Gross profit from operations for fiscal 2017 was $5.9 million, an increase of 86% compared to gross profit of $3.2 million for fiscal 2016. Gross profit increase was comprised of $1.4 million from VSS, which was offset by reduced gross profit of $2.1 million from the DAFB project which is scheduled for completion during fiscal 2018, $0.4 million for project loss contingency accruals, and an additional charge for $0.5 million for the ARA net working capital settlement (see “Factors Affecting Fiscal 2017 Performance” above for more information). Costs savings actions made to improve overhead structure during fiscal 2017 and fiscal 2016 contributed to the increased gross profit for fiscal 2017. During fiscal 2016, we recorded several losses including a total of $1.3 million of loss contingency accruals in connection with (i) a class action lawsuit from a group of former employees at Ft. Irwin, (ii) a probable loss related to the audit finding by GSA within the ESG segment, and (iii) the loss accrual for the removal and installation of the new well pump for the PBR task orders. A charge for $1.2 million for the ARA net working capital adjustments also contributed to the decline in the gross profit (see “Factors Affecting Fiscal 2016 Performance” above for more information).

Selling, general and administrative expenses for fiscal 2017 were $12.9 million, or 12% of gross revenue, compared to $13.0 million, or 8% of gross revenue, during fiscal 2016. While overall selling, general and administrative expenses were down only slightly from fiscal 2016, there were a number of line item increases in fiscal 2017 including approximately $1.0 million for the costs associated with the CRO services, $0.7 million in additional banking fees related to forbearance agreements and an amendment to the loan agreement, $1.1 million in additional legal expenses related to one time issues, $0.2 million for retention bonuses to key employees, and $0.2 million in severance costs for the former Chief Financial Officer. The Company also recorded $0.1 million related to the JMWA note holders’ attorney’s fees and $0.2 million related to quarterly interest payments from October 2016 through September 2017. (see “Factors Affecting Fiscal 2017 Performance—Other Nonrecurring Expenses” above for more information).These additional costs were more than offset by the costs savings actions made by the Company during fiscal 2017 and fiscal 2016. During fiscal 2016 we recorded approximately $1.25 million of acquisition and integration costs associated with the acquisition of VSS, approximately $0.6 million to record the costs of exiting lease spaces, as well as approximately $0.2 million in fees associated with borrowings from Bank of America.

During fiscal 2016, we recorded a Goodwill and Intangible impairments charge of $24.1 million due to a decline in operations and the estimated fair value in the ECM, ESG, and PSG reporting units, attributable to goodwill and intangibles acquired in certain acquisitions. (For additional information on these goodwill and intangible impairments, see Note 7 to our Consolidated Financial Statements included herein).

Other operating expense for fiscal 2017 was $1.2 million representing the charge to write-down the related historical cumulative translation adjustment for PPS, as a result of the sale in April 2017. During fiscal 2016, Versar recorded a $1.9 million charge for the loss on sale of PPS. PPS had been classified as held for sale, and as such, the carrying amount of the long-lived assets has been reduced to the estimated fair market value as of July 1, 2016.

Loss before income taxes, for fiscal 2017, was $9.6 million compared to a loss before income taxes of $36.6 million during fiscal 2016. The improvement in operating loss was the result of the items discussed above.

Results of Operations by Business Segment

The tables below set forth the operating results for our three business segments for the fiscal years ended June 30, 2017 and July 1, 2016.

ECM

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
GROSS REVENUE	$61,294	$110,533
Purchased services and materials, at cost	43,715	86,927
Direct costs of services and overhead	13,158	20,498
GROSS PROFIT	$4,421	$3,108
Gross profit percentage	7%	3%

Fiscal 2017 Compared to Fiscal 2016

Gross revenue for fiscal 2017 was $61.3 million, a decrease of 45% compared to $110.5 million during fiscal 2016. The decrease in revenue were a result of $35.0 million less revenue from the DAFB project, reduced revenue from PPS of $3.0 million, completion in 2016 of a repair project at Laughlin AFB of $4.0 million, and $2.4 million less revenue from our Title II work in Iraq and Afghanistan, which continued to wind down during fiscal 2017. Additionally, Versar saw lower revenue of $1.4 million from VSS.

In April 2017, Versar sold its PPS subsidiary for a cash value of $214,042.50. We are entitled to additional cash payments for PPS in a total of up to £400,000 contingent on PPS’ attainment of certain performance thresholds during the balance of calendar year 2017, as agreed upon with the buyer of PPS.

Gross profit for fiscal 2017 was $4.4 million, an increase of 42% compared to gross profit of $3.1 million for fiscal 2016. Our gross profit percentage increased to 7% from 3% for fiscal 2017. VSS contributed $1.4 million to gross profit offset by the decline of our higher margin Title II work and a $2.2 million project loss on our DAFB project resulting from costs we incurred that we expect will be recovered via negotiations for REAs and $0.4 million for project loss contingency accruals (see “Factors Affecting Fiscal 2017 Performance--Loss Contingency Accruals” above for more information). An additional charge was recorded of $0.3 million for the ARA net working capital adjustments (see “Factors Affecting Fiscal 2017 Performance—Other Nonrecurring Expenses” above for more information). As prime contractor on the DAFB project, a significant portion of the work is performed by sub-contractors, resulting in lower gross profit for Versar. This was offset by costs savings actions made to improve overhead structure during fiscal 2017 and fiscal 2016. As we continue to sub-contract a greater percentage of our services to expand our ability to offer a broader set of capabilities to market, we continue to see pressure on our gross profits. During fiscal 2016, we recorded a charge for $0.7 million for the ARA net working capital adjustments (see Non Recurring Expenses above).

ESG

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
GROSS REVENUE	$33,320	$38,688
Purchased services and materials, at cost	14,057	17,628
Direct costs of services and overhead	17,133	20,170
GROSS PROFIT	$2,130	$890
Gross profit percentage	6%	2%

Fiscal 2017 Compared to Fiscal 2016

Gross revenue for fiscal 2017 was $33.3 million, a decrease of 14% compared to $38.7 million during fiscal 2016. The decrease in revenue was due to the lack of funding available at the government year-end coupled with delays within the EPA during the change of Administration, both of which resulted in the delay of over $6 million in anticipated revenue.  This was partially offset by the increase in revenue of $1.0 million for cultural resources work for the USAF.

Gross profit for fiscal 2017 was $2.1 million, an increase of 139% compared to $0.9 million during fiscal 2016. Our gross profit percentage increased to 6% from 2% for fiscal 2017. This increase was due to the continued insourcing of work previously performed by subcontractors and increased efficiencies within the ESG organization. This was further supported by costs savings actions made to improve overhead structure during fiscal 2017 and 2016. An additional charge of $0.2 million was recorded for the ARA net working capital adjustments (see “Factors Affecting Fiscal 2017 Performance—Other Nonrecurring Expenses” above for more information). During fiscal 2016, we recorded several onetime charges which impacted the results of operations such as a total of $1.3 million of project loss contingency accruals in connection with (i) Ft. Irwin class action lawsuit brought by a number of former employees, (ii) a probable loss from the audit finding by GSA, and (iii) the loss accrual for the removal and installation of the new well pump for the PBR task orders, as described above. Additionally, several projects experienced decreased gross profit related to no cost work extensions due to demobilization expenses and higher overtime requirements to finish projects within the required period of performance. Further a charge for $0.5 million for the ARA net working capital adjustments (see Non Recurring Expenses above).

PSG

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
GROSS REVENUE	$17,207	$18,696
Purchased services and materials, at cost	3,088	2,644
Direct costs of services and overhead	14,770	16,876
GROSS PROFIT (LOSS)	$(651)	$(824)
Gross profit (loss) percentage	-4%	-4%

Fiscal 2017 Compared to Fiscal 2016

Gross revenue for fiscal 2017 was $17.2 million, a decrease of 8 % compared to $18.7 million during fiscal 2016. The decrease in revenue was due to a decline of $1.1 million from the JBML project when the prime small business did not renew Versar's subcontract. We continue to see a decline in our contract positions largely due to the continued shift to more contract solicitations being targeted to small business and similar such set aside programs. Consequently, we continue to seek new ways to deepen our relationships with firms qualified for these programs to increase our ability to capture more of this work and maintain current projects.

Gross loss for fiscal 2017 was $0.7 million, compared to gross loss of $0.8 million during fiscal 2016. In fiscal 2017 we recognized project loss reserves of $0.6 million related to the RSC contract for the base period of nine months and a $1.3 million project loss reserve for the RSC project related to the exercise of an additional option year, twelve month performance period. This was offset in part by costs savings actions made to improve our Company overhead structure during fiscal 2017 and 2016.

Gross Revenue by Client Base

Our business segments provide services to various industries, serving government and commercial clients. A summary of gross revenue from continuing operations generated from our client base is as follows:

	Years Ended
	June 30, 2017		July 1, 2016
	(in thousands)
Government
DoD	$82,491	74%	$116,062	69%
State and Local	4,827	4%	6,899	4%
EPA	3,321	3%	4,583	3%
Other	17,588	16%	38,415	23%
Commercial	3,594	3%	1,958	1%
Gross Revenue	$111,821	100%	$167,917	100%

Liquidity and Capital Resources

Our working capital as of June 30, 2017 was approximately negative $11.5 million, compared to negative working capital at July 1, 2016 of $2.2 million. A significant factor contributing to this change in working capital is the $15.9 million decrease in the ending accounts receivable balance offset by the $7.8 million improvement in the outstanding line of credit balance with Bank of America, as compared to fiscal 2016. Our current ratio at June 30, 2017 was 0.76 compared to 0.96 from the prior fiscal year.

On July 1, 2014, we acquired JMWA. The acquisition price of $13.0 million was paid in cash and with seller notes in the principal amount of $6.0 million. On June 30, 2017, the outstanding aggregate principal balance of the notes was $3.5 million. On September 30, 2015, the Company successfully completed the acquisition of VSS. Versar paid a cash purchase price of $10.5 million and agreed to pay contingent consideration of up to a maximum of $9.5 million based on the occurrence of certain events within the earn-out period of three years from September 30, 2015. As of June 30, 2017, management believes the amount of the contingent consideration that will be earned within the earn-out period is $2.7 million, including probability weighing of future cash flows. All payment related to the VSS contingent consideration over the next 1.3 years will also be funded through existing working capital (See Note 3 – Acquisitions).

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into a loan agreement with Bank of America, N.A. as the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million and a term facility in the amount of $5.0 million. The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Third Amended and Restated Loan and Security Agreement with United Bank and to pay a portion of the purchase price for the acquisition of VSS.

The maturity date of the revolving credit facility is currently September 30, 2018 and the maturity date of the term facility is September 30, 2017. The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest initially accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the loan agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. Obligations under the loan agreement are guaranteed unconditionally and on a joint and several basis by the guarantors and secured by substantially all of the assets of Versar and the guarantors. The loan agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio (which requires that the Company maintain a Consolidated Total Leverage Ratio, as defined, of not greater than 3.25:1.0), Consolidated Senior Leverage Ratio (which requires the Company to maintain a Consolidated Senior Leverage Ratio, as defined, of not greater than 2.75:1.0), Consolidated Fixed Charge Coverage Ratio(which requires the Company maintain an Fixed Charge Coverage Ration greater than 1.25:1.0 and Consolidated Asset Coverage Ratio (which requires the Company maintain an Asset Coverage Ratio, as defined, of greater than 1.25:1.0).

During the third and fourth quarters of fiscal 2016, following discussion with the lender, Versar determined that it was not in compliance with the Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, and Asset Coverage Ratio covenants for the fiscal quarters ended January 1, 2016, April 1, 2016, and July 1, 2016. Each failure to comply with these covenants constituted a default under the loan agreement. During fiscal 2016 and the first half of fiscal 2017, Versar, certain of its subsidiaries and the lender entered into certain forbearance agreements pursuant to which the lender agreed to forbear from exercising any and all rights or remedies available to it under the loan agreement and applicable law related to these defaults for a period the last of which extended through December 9, 2016, and to allow Versar to borrow funds pursuant to the terms of the loan agreement, consistent with current operating needs as set forth in a 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13.0 million. In addition, from and after June 30, 2016, outstanding amounts under the credit facility bore interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the loan agreement) plus 3.95%. Versar was required to provide a 13-week cash flow forecast updated on a weekly basis to the lender, and the lender waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of business and in amounts consistent with past practices. The lender engaged an advisor to review Versar’s financial condition on the lender’s behalf, and also required us to pursue a transaction to refinance or replace the loan agreement.

On December 9, 2016 Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into a First Amendment and Waiver to the loan agreement.

Under the amendment, the lender waived all existing events of default, and reduced the revolving facility to $13.0 million from $25.0 million. The interest rate on borrowings under the revolving facility and the term facility accrue at the LIBOR Daily Floating Rate plus 5.00% from LIBOR plus 1.87%. The amendment added a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts. The amendment also eliminated the loan agreement covenants requiring maintenance of a required consolidated total leverage ratio, consolidated fixed charge coverage ratio, consolidated senior leverage ratio and asset coverage ratio.

In addition to the foregoing, and subject to certain conditions regarding the use of cash collateral and other cash received to satisfy outstanding obligations under the loan agreement, the amendment suspended all amortization payments under the term facility such that the entire amount of the term facility shall be due and payable on September 30, 2017. The original maturity date of the term facility under the loan agreement was March 31, 2017. As consideration for the amendment and the waiver of the existing events of default, Versar agreed to pay an amendment fee of .5% of the aggregate principal amount of the term facility outstanding as of November 30, 2016 plus the commitments under the revolving facility in effect as of the same date (totaling $73,333.54), which fee was due and payable on the earlier of a subsequent event of default or August 30, 2017. The fee was paid August 7, 2017. Versar paid $0.3 million in amendment fees in December 2016.

In connection with this amendment, among other things, Versar agreed to continue to engage with a strategic financial advisor to assist with the structuring and consummation of a transaction the purpose of which would be the replacement or repayment in full of the obligations under the loan agreement, agreed to a timeline for the consummation of such a transaction, and agreed to the issuance of certain warrants to the lender, which would become exercisable on the earlier of a subsequent event of default or August 30, 2017. Subsequent to the end of fiscal 2017, the lender provided Versar with notice of certain events of default under the loan agreement as a result of our failure to meet the timeline for consummating the transaction noted above and under a financial covenant. As a result of these events of default, the amendment fee discussed above became payable to the lender. The Lender, by letter dated August 1, 2017 terminated the automatic advance feature under the loan agreement, effective August 8, 2017, and on August 9, 2017, Versar issued warrants (the “Warrants”) to purchase 9.9% of the outstanding common stock to the lender.

Our capital requirements for fiscal 2017 were approximately $0.1 million, used primarily for annual hardware and software purchases to maintain our existing information technology systems. We anticipate that our discretionary capital requirements for fiscal 2018 will be approximately $0.5 million. Versar has made certain cost cutting measures during fiscal 2016 so that we could continue to operate within existing cash resources. We believe that our cash balance of $1.0 million at the end of fiscal 2017, along with anticipated cash flows from ongoing operations and the funds available from our line of credit facility, will be sufficient to meet our working capital and liquidity needs during fiscal 2018. Going forward, we will continue to aggressively manage cash flows and costs as needed based on performance.

Additionally, the surety broker informed Versar that bonding for new work may be limited due to our accumulated deficit and requested that for all new bonds issued: i) a portion of the required bonds for future work be placed in a collateral account, and ii) establish a funds control account for each new project. A funds control account essentially eliminates the payment risk for the surety. The surety establishes a separate bank account in our name, oversees all of the payment disbursements from Versar, and delivers checks from each payment for us to distribute to vendors working on the project. The surety essentially becomes our accounts payable back office. We continue to work with our surety broker and bonding companies to find ways to issue bonds.

Contractual Obligations

At June 30, 2017, we had total contractual obligations of approximately $16.5 million, including short-term obligations of approximately $8.1 million. The short-term obligations will become due over the next twelve months. Our contractual obligations are primarily related to lease commitments. Additionally, we have principal and interest obligations related to the notes payable from our acquisition of JMWA. The table below specifies the total contractual payment obligations as of June 30, 2017.

		Within
Contractual Obligations	TOTAL	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lease Obligations	$11,123	$2,790	$3,844	$2,464	$2,025
Notes Payable to sellers	3,498	3,498	-	-	-
Note Payable to Bank of America	957	957	-	-	-
Deferred Compensation obligations	678	678	-	-	-
Estimated interest obligations	195	195	-	-	-
Total contractual obligations	$16,451	$8,118	$3,844	$2,464	$2,025

On October 3, 2016 Versar did not make the quarterly principal payments to three individuals who were the former owners of JMWA. However, we continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against us in Fairfax County District Court, VA for failure to make such payments and to enforce their rights to such payments. Consequently, in the second quarter of fiscal 2017, we moved the long-term portion of the debt to short term notes payable for a total of $3.5 million. Starting in January 2017, we stopped making the interest-only payments to two of the former owners and continued to make the monthly interest only payment at seven percent per annum to one noteholder. On July 28, 2017, Versar and the two JMWA note holders who brought this action entered into a full and final settlement of issues related to the payment of the notes. This litigation did not involve the third JMWA note holder, who was not a party to the action. Versar will pay the settling note holders’ attorney’s fees of $80,000 and the parties will continue to discuss resolution of any additional legal fees and costs. Additionally, we will pay during fiscal 2018, $194,766.89 representing quarterly interest payments from October 2016 to July 2017. This resolution will become effective on October 20, 2017.

On January 1, 2017 Versar did not make $0.1 million in periodic payment to three individuals who participate in a Deferred Compensation Agreement plan established in 1988. Versar continues to negotiate with the individuals to reschedule the payments during a future period.

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

Revenue recognition: On cost-plus fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. We record income from fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. Fixed price contracts can be significantly impacted by changes in contract performance, contract delays, liquidated damages and penalty provisions, and contract change orders, which may affect the revenue recognition on a project. Revisions to such estimates are made when they become known. Detailed quarterly project reviews are conducted with project managers to review all project progress accruals and revenue recognition. It is possible that there will be future and currently unforeseeable adjustments to our estimated contract revenues, costs and margins for fixed price contracts, particularly in the later stages of these contracts. Such adjustments are common in the construction industry given the nature of the contracts. These adjustments could either positively or negatively impact our estimates due to the circumstances surrounding the negotiations of change orders, the impact of schedule slippage, subcontractor claims and contract disputes which are normally resolved at the end of the contract.

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

Share-based compensation: Share-based compensation is measured at the grant date, based on the fair value of the award. All of the Company's equity awards granted to employees in fiscal 2017 and 2016 were restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the Company’s stock on the date of grant. Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options, as calculated using the Black-Scholes pricing model.

Net deferred tax asset: The Company established a full valuation allowance against its U.S net deferred tax assets during the year and maintained the full valuation allowance for our Philippine branch. Therefore, the net balance of deferred taxes as of June 30, 2017 is zero.

Long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. We review the cash flows of the operating units to ensure the carrying values do not exceed the cash flows that they support. Any write-downs are treated as permanent reductions. We believe the carrying value of our long-lived assets as of June 30, 2017 are fully recoverable.

Intangible assets: The net carrying value of our intangible assets at June 30, 2017 and July 1, 2016 was $6.1 million and $7.2 million, respectively. The intangible assets include customer related assets, marketing related assets, and technology-based assets. These intangible assets are amortized over a 1.75 - 15 year useful life. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairments of the asset are treated as permanent reductions.

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

Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Versar, Inc.

We have audited the accompanying consolidated balance sheets of Versar, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of June 30, 2017 and July 1, 2016, and the related consolidated statements of operations, comprehensive (loss), changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versar, Inc. and its subsidiaries as of June 30, 2017 and July 1, 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company generated a net loss of $9.6 million for the fiscal year ended June 30, 2017, expects losses to continue in the future and had an accumulated deficit of $37.0 million at that date. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

September 25, 2017

VERSAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	June 30,2017	July 1,2016
ASSETS
Current assets
Cash and cash equivalents	$1,039	$1,549
Accounts receivable, net	31,753	47,675
Inventory, net	-	221
Prepaid expenses and other current assets	1,645	1,007
Income tax receivable	1,352	1,513
Total current assets	35,789	51,965
Property and equipment, net	839	1,328
Deferred income taxes, non-current	-	-
Goodwill	-	-
Intangible assets, net	6,072	7,248
Other assets	1,647	775
Total assets	$44,347	$61,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,601	$18,156
Billings in excess of revenue	9,378	7,156
Accrued salaries and vacation	2,272	2,478
Bank line of credit	7,083	14,854
Notes payable, current	4,407	3,831
Other current liabilities	8,563	7,724
Total current liabilities	47,304	54,199

Notes payable, non-current	-	2,494
Other long-term liabilities	2,824	3,555
Total liabilities	50,128	60,248

Commitments and contingencies
Stockholders' equity (deficit)
Common stock $.01 par value; 30,000,000 shares authorized;10,266,027 shares issued and 9,923,710 shares outstanding as of June 30, 2017; 10,217,227 shares issued and 9,982,778 shares outstanding as of July 1, 2016.	103	102
Capital in excess of par value	32,857	31,128
Accumulated deficit	(37,021)	(27,448)
Treasury stock, at cost	(1,494)	(1,480)
Accumulated other comprehensive loss; foreign currency translation	(226)	(1,234)
Total stockholders' equity (deficit)	(5,781)	1,068
Total liabilities and stockholders' equity	$44,347	$61,316

 The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016

GROSS REVENUE	$111,821	$167,917
Purchased services and materials, at cost	60,860	107,199
Direct costs of services and overhead	45,061	57,544
GROSS PROFIT	5,900	3,174

Selling, general and administrative expenses	12,873	13,031
Other operating expense	1,243	1,937
Goodwill impairment	-	20,331
Intangible impairment	-	3,812
LOSS FROM OPERATIONS	(8,216)	(35,937)

OTHER (INCOME) EXPENSE
Interest income	(14)	(19)
Interest expense	1,446	702
LOSS BEFORE INCOME TAXES	(9,648)	(36,620)

Income tax (benefit) expense	(75)	1,267

NET LOSS	$(9,573)	$(37,887)

NET LOSS PER SHARE-BASIC and DILUTED	$(0.96)	$(3.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	10,002	9,857

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss)
(In thousands)

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
COMPREHENSIVE (LOSS)
Net (loss)	$(9,573)	$(37,887)
Reclassification of cumulative translation adjustments due to disposal of PPS	1,041	--
Foreign currency translation adjustments	(33)	(726)
TOTAL COMPREHENSIVE (LOSS)	$(8,565)	$(38,613)

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Fiscal Years Ended June 30, 2017 and July 1, 2016 (in thousands)

				Retained
			Capital	Earnings /			Other	Total
	Common Stock		in Excess of	(Accumulated)	Treasury		Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit)	Shares	Amount	Loss	Equity (Deficit)

Balance at June 26, 2015	10,129	$101	$30,798	$10,439	(324)	(1,460)	$(508)	$39,370
Restricted stock units	88	1	330	-	-	-	-	331
Treasury stock	-	-	-	-	(7)	(20)	-	(20)
Net loss	-	-	-	(37,887)	-	-	-	(37,887)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(726)	(726)
Balance at July 1, 2016	10,217	$102	$31,128	$(27,448)	(331)	$(1,480)	$(1,234)	$1,068
Restricted stock units	49	1	185	-	-	-	-	186
Treasury stock	-	-	-	-	(33)	(14)	-	(14)
Warrants	-	-	1,544	-	-	-	-	1,544
Net loss	-	-	-	(9,573)	-	-	-	(9,573)
Foreign Currency Translation Adjustment and reclassifications from other comprehensive loss to net loss	-	-	-	-	-	-	1,008	1,008
Balance at June 30, 2017	10,266	$103	$32,857	$(37,021)	(364)	$(1,494)	$(226)	$(5,781)

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income (loss)	$(9,573)	$(37,887)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,860	5,756
(Gain) loss on sale of property and equipment	-	(79)
Change in contingent notes	(371)	-
Provision for (recovery of) doubtful accounts receivable	(845)	1,001
Provision for non-cash interest expense	611	-
Provision (benefit) for income taxes expense	-	1,779
Share based compensation	185	329
Goodwill impairment	-	20,331
Intangible impairment	-	3,812
Loss on disposal of PPS	1,243	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,555	15,192
Decrease (increase) in prepaid and other assets	(741)	1,148
(Increase) decrease in inventories	-	(96)
(Decrease) increase in accounts payable	(2,323)	(19,635)
Decrease in accrued salaries and vacation	(208)	(1,055)
Decrease in income tax payable	161	829
(Decrease) Increase in billings in excess of revenue	(2,222)	-
Decrease (increase) in other assets and liabilities	4,621	6,503
Net cash (used in) provided by operating activities	7,953	(2,072)

Cash flows from investing activities:
Purchase of property and equipment	(184)	(686)
Payment for VSS acquisition, net of cash acquired	-	(11,080)
Proceeds from sale of office equipment	-	270
Proceeds from sale of PPS	214	-
Net cash used in investing activities	30	(11,496)

Cash flows from financing activities:
Borrowings on line of credit	66,913	73,464
Repayments on line of credit	(73,799)	(58,611)
Repayment of Loan for JMWA Purchase	(1,543)	(1,266)
Loan for VSS Purchase	-	5,000
Repayment of Loan for VSS Purchase	-	(2,500)
Repayments of notes payable	-	(3,058)
Purchase of treasury stock	(15)	(20)
Net cash provided by (used in) financing activities	(8,444)	13,009
Effect of exchange rate changes on cash and cash equivalents	(49)	(1)
Net decrease in cash and cash equivalents	(510)	(560)
Cash and cash equivalents at the beginning of the period	1,549	2,109
Cash and cash equivalents at the end of the period	$1,039	$1,549
Supplemental disclosure of cash and non-cash activities:
Contingent consideration payable related to VSS acquisition	$2,728	$3,154
Cash paid for interest	$683	$133
Cash paid for income taxes	$28	$254

The accompanying notes are an integral part of these consolidated financial statements.

VERSAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and business operations: The accompanying consolidated financial statements include the accounts of Versar, Inc. a Delaware corporation organized in 1969, and its wholly-owned subsidiaries (“Versar” or the “Company”). Versar, Inc., Versar is a global project management firm that provides value oriented solutions to government and commercial clients. It also provides tailored and secure engineering solutions in extreme environments and offers specialized abilities in staff augmentation, performance based remediation, and hazardous material management. All intercompany balances and transactions have been eliminated in consolidation. Refer to Note 3 - Business Segments for additional information. The Company’s fiscal year end is based upon 52 or 53 weeks per year ending on the last Friday of the fiscal period and therefore does not close on a calendar month end. Fiscal 2017 included 52 weeks and fiscal 2016 included 53 weeks. The extra week occurred in the period ended December 30, 2016. Therefore, for comparative purposes, the fiscal year numbers presented will include an additional week of results for fiscal 2016.

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

Contract accounting and revenue recognition: Contracts in process are stated at the lower of actual cost incurred plus accrued profits or incurred costs reduced by progress billings. Versar records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee type contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known.

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

Share-based compensation: Share-based compensation expense is measured at the grant date, based on the fair value of the award. Versar’s recent equity awards have been restricted stock unit awards. Share-based compensation cost for restricted stock unit awards is based on the fair market value of the stock on the date of grant. Share-based compensation expense for stock options is calculated on the date of grant using the Black-Scholes pricing model to determine the fair value of stock options. Compensation expense is then recognized ratably over the requisite service period of the grants.

Net income (loss) per share: Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common equivalent shares outstanding during the period, if dilutive. Versar’s common equivalent shares consist of shares to be issued under outstanding stock options and shares to be issued upon vesting of unvested restricted stock units.

The following is a reconciliation of weighted average outstanding shares for purposes of calculating basic net (loss) income per share compared to diluted net (loss) income per share:

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)
Weighted average common shares outstanding-basic	10,002	9,857
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-
Weighted average common shares outstanding-diluted	10,002	9,857

Cash and cash equivalents: All investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. Versar has never experienced any losses related to these balances.

Inventory: Versar’s inventory is valued at the lower of cost or market and is accounted for on a first-in first-out basis.

Long-lived assets: Versar is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any write-downs are treated as permanent reductions. We believe the long-lived assets as of June 30, 2017 are fully recoverable.

Income taxes: Versar recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets to the amount expected to be realized in future periods.

Goodwill: The carrying value of goodwill at June 30, 2017 and July 1, 2016 was zero.

Other intangible assets: The net carrying value of intangible assets at June 30, 2017 and July 1, 2016 was $6.1 million and $7.2 million, respectively. The intangible assets accumulated from acquisitions include customer related assets, marketing related assets, technology-based assets, contractual related assets, and non-competition related assets. These intangible assets are amortized over a 1.75 - 15 year useful life. Versar is required to review its amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might not be recoverable. An impairment loss is recognized if the carrying value exceeds the fair value. Any impairment of the assets would be treated as permanent reductions. Based on the results of the impairment testing during the fourth quarter of fiscal 2017, we concluded that the value of intangible assets with a carrying amount of $6.1 million was recoverable.

Treasury stock: Versar accounts for treasury stock using the cost method. There were 379,000 and 330,742 shares of treasury stock at historical cost of approximately $1.5 million at June 30, 2017 and July 1, 2016, respectively.

Foreign Currency Translation and Transactions: The financial position and results of operations of Versar’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Statement of Operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Other Comprehensive Income (Loss) within the Consolidated Statements of Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions are included in operations and are not material for the fiscal years presented. At June 30, 2017 and July 1, 2016, Versar held cash in foreign banks of approximately $0.2 million and $0.5 million, respectively. At June 30, 2017 and July 1, 2016, we had net assets held in the United Kingdom of approximately zero and $1.3 million. On April 4, 2017, Versar sold its PPS subsidiary and recorded a $1.2 million charge to write-down the related historical cumulative translation adjustment. This amount is recorded as Other Expense in the Consolidated Financial Statements.

Fair value of Financial Instruments: The fair values of the Versar’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. The carrying value of our debt approximates its fair value based upon the quoted market price offered us for debt of the same maturity and quality.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for Versar for fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to amend ASU 2014-09, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. Versar is evaluating the impact all the foregoing Topic 606 amendments will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to amend ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. The guidance is effective for fiscal years, beginning after December 15, 2017. Early adoption is permitted. Versar is evaluating the impact all the foregoing Topic 606 amendments will have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Specifically, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Versar is evaluating the impact all the foregoing Topic 606 amendments will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective retrospectively on January 1, 2018, with early adoption permitted. Versar is evaluating the impact the effect of the ASU on its results of operations, financial condition or cash flows nor and has not selected a transition date.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning of- period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. We have not yet selected a transition date. Versar does not expect the adoption of ASU 2016-18 to have a material effect on its results of operations financial condition or cash flows.

NOTE 2 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that Versar will continue as a going concern. For the fiscal year ended June 30, 2017, we generated a net loss of $9.6 million and had an accumulated deficit of $37.0 million with limited sources of operating cash flows, and further losses are anticipated in fiscal 2018. Further, we were in default under our loan agreement as of June 30, 2017. On December 9, 2016, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into an amendment to the loan agreement dated September 30, 2015 with the lender (see Note 13 – Debt). Versar’s ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or raise additional capital through equity or debt financing to meet our liabilities when they come due.

Versar intends to continue funding its business operations and its working capital needs by way of private placement financing, obtaining additional term loans or borrowings from other financial institutions, until such time profitable operations can be achieved. As much as we believe that this plan provides an opportunity for us to continue as a going concern, there are no written agreements in place for such funding or issuance of securities and there can be no assurance that sufficient funding will be available in the future. These and other factors raise substantial doubt about our ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS SEGMENTS

The ECM business segment provides engineering design, construction, construction management and security systems installation and support services. ESG provides full service environmental consulting including compliance, cultural resources, natural resources, remediation and UXO/MMRP services. PSG provides onsite environmental, engineering, construction and logistics services.

Summary financial information from continuing operations for the business segments is as follows:

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)
GROSS REVENUE
ECM	$61,294	$110,533
ESG	33,320	38,688
PSG	17,207	18,696
	$111,821	$167,917

GROSS PROFIT (LOSS) (a)
ECM	$4,421	$3,108
ESG	2,130	890
PSG	(651)	(824)
	$5,900	$3,174

Selling, general and administrative expenses	12,873	13,031
Other operating expense (income)	1,243	1,937
Goodwill impairment	-	20,331
Intangible impairment	-	3,812
OPERATING (LOSS)	$(8,216)	$(35,937)

(a) - Gross profit is defined as gross revenue less purchased services and materials, at cost, less direct costs of services and overhead allocated on a proportional basis.

	As of
	June 30, 2017	July 1, 2016
ASSETS	(in thousands)

ECM	$12,949	$21,842
ESG	16,862	21,492
PSG	14,536	17,982
Total Assets	$44,347	$61,316

NOTE 4 - ACQUISITIONS AND DIVESTITURES

On September 30, 2015, Versar completed the acquisition of a specialized federal security integration business from Johnson Controls, Inc., which is now known as VSS. This group is headquartered in Germantown, Maryland and generated approximately $34.0 million in trailing twelve month revenues prior to the acquisition date from key long term customers such as FAA and FEMA. The Company has incurred approximately $1.3 million of acquisition and integration costs through July 1, 2016, recorded in selling, general, and administrative expenses. The results of operations of VSS have been included in consolidated results from the date of acquisition. VSS has contributed approximately $16.1 million in revenue and $11.5 million in expenses during fiscal 2017 and contributed approximately $17.5 million in revenue and $14.7 million in expenses during fiscal 2016.

VSS expanded Versar’s service offerings to include higher margin classified construction, enabling Versar to generate more work from existing clients and positions us to more effectively compete for new opportunities. At closing, we paid a cash purchase price of $10.5 million. In addition, we agreed to pay contingent consideration of up to a maximum of $9.5 million (undiscounted) based on certain events within the earn out period of three years from September 30, 2015. Based on the facts and circumstances as of June 30, 2017, management believes that the amount of the contingent consideration that will be earned within the earn out period is $2.7 million, including probability weighing of future cash flows. This anticipated contingent consideration is recognized as consideration and as a liability, of which $1.6 million is presented within other current liabilities and $1.1 million is presented within other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2017. The potential undiscounted amount of all future payments that Versar could be required to make under the contingent consideration agreement ranges from $0 to a maximum payout of $9.5 million, with the amount recorded being the most probable.

The final purchase price allocation in the table below reflects Versar’s estimate of the fair value of the assets acquired and liabilities assumed as of the September 30, 2015 acquisition date. Goodwill was allocated to the ECM segment. Goodwill represents the value in excess of fair market value that we paid to acquire VSS. The allocation of intangibles has been completed by an independent third party.

Amount
Description	(in thousands)
Accounts receivable	$6,979
Prepaid and other	15
Property and equipment	29
Goodwill	4,266
Intangibles	8,129
Assets Acquired	19,418

Account payable	1,675
Other liabilities	3,509
Liabilities Assumed	5,184

Acquisition Purchase Price	$14,234

The table below summarizes the unaudited pro forma statements of operations for the fiscal year ended June 30, 2017 and July 1, 2016, assuming that the VSS acquisition had been completed as of the first day of each of the two fiscal years, respectively. These pro forma statements do not include any adjustments that may have resulted from synergies derived from the acquisition or for amortization of intangibles other than during the period the acquired entity was part of Versar.

VERSAR, INC. AND SUBSIDIARIES
Pro forma Consolidated Statements of Operations
(In thousands, except per share amounts)
	For the Fiscal Year EndedJune 30, 2017(in thousands)			For the Fiscal Year EndedJuly 1, 2016(in thousands)
	Versar	VSS	Pro Forma Combined	Versar	VSS	Pro Forma Combined

GROSS REVENUE	$111,821	-	111,821	$167,917	6,497	174,414
Purchased services and materials, at cost	60,860	-	60,861	107,199	3,816	111,015
Direct costs of services and overhead	45,061	-	45,060	57,544	1,043	58,587
GROSS PROFIT	5,900	-	5,900	3,174	1,638	4,812
Selling, general and administrative expenses	12,873	-	12,874	13,031	450	13,481
Other operating expense (income)	1,243	-	1,243	1,937	-	1,937
Goodwill impairment	-	-	-	20,331	-	20,331
Intangible impairment	-	-	-	3,812	-	3,812
OPERATING (LOSS) INCOME	(8,216)	-	(8,215)	(35,937)	1,188	(34,749)

OTHER EXPENSE
Interest income	(14)	-	(14)	(19)	-	(19)
Interest expense	1,446	-	1,446	702	-	702
(LOSS) INCOME BEFORE INCOME TAXES, FROM OPERATIONS	(9,648)	-	(9,647)	(36,620)	1,188	(35,432)
Income tax (benefit) expense	(75)	-	(75)	1,267	457	1,724
NET (LOSS) INCOME FROM OPERATIONS	(9,573)	-	(9,572)	(37,887)	731	(37,156)
NET (LOSS) INCOME	$(9,573)	-	(9,572)	$(37,887)	731	(37,156)

NET (LOSS) PER SHARE-BASIC and DILUTED	$(0.96)	-	(0.96)	$(3.84)	-	(3.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	10,002	-	10,002	9,857	-	9,857

In April 2017, the Company sold the PPS business, which was a component of the ECM segment, for $214,043 in cash. There were no significant amounts due to or from the buyer as of June 30, 2017. We are entitled to additional cash payments for PPS up to £400,000 contingent on PPS’ attainment of certain performance thresholds agreed upon with the buyer of PPS. In connection with the disposal of the PPS business, all of the Company’s equity interest in the wholly-owned foreign subsidiary was transferred to the buyer and, following the disposal, the Company retained no investment or interest in the subsidiary. Accordingly, the net assets of the subsidiary were deconsolidated and the associated cumulative currency translation adjustments were reclassified from accumulated other comprehensive loss and included as a reduction to the loss on the sale of the business.

The following table summarizes the calculation of the loss as well as net assets sold associated with the disposal of PPS:

Total
Sale price	$214,043
Less:
Net working capital (1)	1,830,942
Fixed assets	72,084
Intangible assets	7,728
Other long-term liabilities	(11,108)
Net assets sold	1,899,646
Cumulative translation losses included in long-lived asset group	1,041,154
Direct and incremental transaction costs	276,000
Cumulative loss on disposal of PPS	$(3,002,757)

(1) Net working capital primarily includes accounts receivable and inventory offset by accounts payable.

The loss on the disposal of PPS is included in the other operating expense in the accompanying consolidated statements of operations.

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

As a result of the acquisition of JMWA, Versar is required to report at fair value the assets and liabilities it acquired as a result of the acquisition. The significant valuation technique utilized in the fair value measurement of the assets and liabilities acquired was primarily an income approach used to determine fair value of the acquired intangible assets. Additionally, a market approach and an asset-based approach were used as secondary methodologies. This valuation technique is considered to be Level 3 fair value estimate, and required the estimate of appropriate royalty and discount rates and forecasted future revenues generated by each identifiable intangible asset.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 30, 2017 and July 1, 2016 was zero.

Versar records goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for recent business acquisitions are recognized as goodwill.

The first step of the goodwill impairment analysis identifies potential impairment and the second step measures the amount of impairment loss to be recognized, if any. Step 2 is only performed if Step 1 indicates potential impairment. Potential impairment is identified by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The carrying amount of a reporting unit equals assets (including goodwill) less liabilities assigned to that reporting unit. The fair value of a reporting unit is the price that would be received if the reporting unit was sold. Value is based on the assumptions of market participants. Market participants may be strategic acquirers, financial buyers, or both. The assumptions of market participants do not include assumed synergies which are unique to the parent company. Management, with the assistance of an external valuation firm has estimated the fair value of each reporting unit using the Guideline Public Company (GPC) method under the market approach. Each of the GPC’s is assumed to be a market participant. The valuation analysis methodology adjusted the value of the reporting units by including a premium for control, or MPAP. The MPAP reflects the capitalized benefit of reducing Versar’s operating costs. These costs are associated with a company’s public reporting requirements. The adjustment assumes an acquirer could take a company private and eliminate these costs.

During fiscal 2016, continued delays in contract awards and contract funding and the direct impact on our results of operations, coupled with the continued decrease in stock price, were deemed to be triggering events that led to a test for goodwill impairment. As a result of our analysis, we recorded an impairment charge of $20.3 million. The carrying value of goodwill after impairment at July 1, 2016 was zero and the carrying amount of goodwill assets in ECM and PSG segments have been reduced to zero.

Intangible Assets

In connection with the acquisitions of VSS, JMWA, GMI, Charron, PPS, and Advent, Versar identified certain intangible assets. These intangible assets were customer-related, marketing-related and technology-related. A summary of the intangible asset balances as of June 30, 2017 and July 1, 2016, as well as their respective amortization periods, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of June 30, 2017

Customer-related	$12,409	$(2,856)	$(3,618)	$5,935	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	5-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(1,199)	-	-	1.75 yrs
Non-competition-related	211	(74)	-	137	5 yrs
Total	$15,744	(5,860)	(3,812)	$6,072

Gross Carrying Amount		Accumulated Amortization	Impairment Expense	Net Carrying Amount	Amortization Period
As of July 1, 2016

Customer-related	$12,409	$(2,407)	$(3,618)	$6,384	5-15 yrs
Marketing-related	1,084	(980)	(104)	-	5-7 yrs
Technology-related	841	(751)	(90)	-	7 yrs
Contractual-related	1,199	(514)	-	685	1.75 yrs
Non-competition-related	211	(32)	-	179	5 yrs
Total	$15,744	$(4,684)	$(3,812)	$7,248

Amortization expense for intangible assets was approximately $1.2 million and $1.7 million for fiscal 2017 and 2016, respectively.

No intangible asset impairment charges were recorded during fiscal 2017.

During fiscal 2016 based on the results of the impairment testing of goodwill, Versar concluded that the value of definite-lived assets with a carrying value of $3.8 million was not recoverable. We recorded a charge of $3.8 million in fiscal 2016 for the full impairment of definite-lived intangible assets acquired from JMWA, GMI, Charron and PPS and as a result of these charges, the carrying amount of intangible assets has been reduced to zero.

Expected future amortization expense in the fiscal years subsequent to June 30, 2017 is as follows:

Years	Amounts
(in thousands)
2018	490
2019	490
2020	490
2021	459
2022	448
Thereafter	3,695
Total	$6,072

NOTE 7 - ACCOUNTS RECEIVABLE

Unbilled receivables represent amounts earned which have not yet been billed and other amounts which can be invoiced upon completion of fixed-price contract milestones, attainment of certain contract objectives, or completion of federal and state governments’ incurred cost audits. Management anticipates that such unbilled receivables will be substantially billed and collected in fiscal 2018; therefore, they have been presented as current assets in accordance with industry practice. As part of concentration risk, management continues to assess the impact of having the PBR contracts within the ESG segment represent a significant portion of the outstanding receivable balance.

	As of
	June 30, 2017	July 1, 2016
	(in thousands)
Billed receivables
U.S. Government	$6,785	$7,531
Commercial	4,057	11,159
Unbilled receivables
U.S. Government	20,946	20,883
Commercial	121	9,103
Total receivables	31,909	48,676
Allowance for doubtful accounts	(156)	(1,001)
Accounts receivable, net	$31,753	$47,675

NOTE 8 - CUSTOMER INFORMATION

A substantial portion of Versar’s revenue from continuing operations is derived from contracts with the U.S. government as follows:

	As of
	June 30, 2017	July 1, 2016
	(in thousands)

DOD	$82,491	$116,062
U.S. EPA	3,321	4,583
Other US Government agencies	17,588	38,415
Total US Government	$103,400	$159,060

A majority of the DOD work is related to Versar’s runway repair project at DAFB, support of the reconstruction efforts in Iraq and Afghanistan with the USAF and U.S. Army, and our PBR contracts with AFCEC. Revenue of approximately $15.7 million for fiscal 2017 and $16.6 million for fiscal 2016, was derived from international work for the U.S. government, respectively.

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	As of
	June 30, 2017	July 1, 2016
	(in thousands)

Prepaid insurance	$196	$18
Prepaid rent	239	48
Other prepaid expenses	1,164	457
Collateralized Cash	-	472
Miscellaneous receivables	46	12
Total	$1,645	$1,007

Other prepaid expenses include maintenance agreements, licensing, subscriptions, and miscellaneous receivables from employees and a service provider. The collateralized cash amount is related to a bid bond Versar issued.

NOTE 10 – INVENTORY

Versar’s inventory balance includes the following:

	As of
	June 30, 2017	July 1, 2016
	(in thousands)
Raw Materials	$-	$132
Finished Goods	-	94
Work-in-process	-	7
Reserve	-	(12)
Total	$-	$221

During the fourth quarter of fiscal 2016, Versar recorded a $0.6 million charge to write-down certain PPS assets, primarily inventory, to their estimated net realizable value as of July 1, 2016. This amount is recorded as Other Expense (Income) in the financial statements. On April 4, 2017, we sold the PPS subsidiary (including all of its inventory) for cash of $0.2 million. We are entitled to additional cash payments for PPS up to £400,000 contingent on PPS’ attainment of certain performance thresholds agreed upon with the buyer of PPS.

NOTE 11 - PROPERTY AND EQUIPMENT

		As of
Description	Useful life	June 30, 2017	July 1, 2016
		(in thousands)
Furniture and fixtures	8	$640	$640
Equipment	3 to 10	4,556	4,446
Capital leases	Life of lease	565	565
Leasehold improvements	(a)	751	684
Property and equipment, gross		$6,512	$6,335
Accumulated depreciation		(5,673)	(5,007)
Property and equipment, net		$839	$1,328

 (a) The useful life is the shorter of lease term or the life of the asset.

Depreciation of property and equipment was approximately $0.7 million and $1.3 million, for the fiscal 2017 and 2016, respectively.

Maintenance and repair expense approximated $0.1 million for both fiscal 2017 and 2016, respectively.

NOTE 12 - DEBT

Notes Payable

As part of the purchase price for JMWA in July 2014, Versar issued notes payable to the three JMWA stockholders with an aggregate principal balance of up to $6.0 million, which were payable quarterly over a four and a half-year period with interest accruing at a rate of 5% per year. Accrued interest is recorded in the consolidated balance sheet. As of June 30, 2017, the outstanding principal balance owed to the JMWA stockholders was $3.5 million.

On October 3, 2016 Versar did not make the quarterly principal payments to the three individuals who were the former owners of JMWA. However, we continued to make monthly interest payments through the end of calendar year 2016 at an increased interest rate (seven percent per annum, rather than five percent per annum). On November 21, 2016, two of the former JMWA shareholders filed an action against Versar in Fairfax County District Court, VA for failure to make such payments and to enforce their rights to such payments. Consequently, during the second quarter of fiscal 2017, we moved the long term portion of the debt to short term notes payable for a total of $3.5 million. Starting January 2017, we stopped making the interest only payments to two of the former owners and continues to make the monthly interest only payment at seven percent per annum to one former owner.

On September 30, 2015, Versar, together with certain of its domestic subsidiaries acting as guarantors, entered into a loan agreement with the lender and letter of credit issuer for a revolving credit facility in the amount of $25.0 million, $14.6 million of which was drawn on the date of closing, and a term facility in the amount of $5.0 million, which was fully drawn on the date of closing.

The maturity date of the revolving credit facility is September 30, 2018 and the maturity date of the term facility was originally March 31, 2017 (the latter was subsequently changed to September 30, 2017 by amendment). The principal amount of the term facility amortizes in quarterly installments equal to $0.8 million with no penalty for prepayment. Interest accrued on the revolving credit facility and the term facility at a rate per year equal to the LIBOR Daily Floating Rate (as defined in the loan agreement) plus 1.95% and was payable in arrears on December 31, 2015 and on the last day of each quarter thereafter. The loan agreement contains customary affirmative and negative covenants and during fiscal 2016 contained financial covenants related to the maintenance of a Consolidated Total Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and a Consolidated Asset Coverage Ratio. On December 9, 2016 Versar, together with the Guarantors, entered into an amendment to the loan agreement with the lender removing these covenants and adding a covenant requiring Versar to maintain certain minimum quarterly consolidated EBITDA amounts.

The proceeds of the term facility and borrowings under the revolving credit facility were used to repay amounts outstanding under the Versar’s Third Amended and Restated Loan and Security Agreement with United Bank and to pay a portion the purchase price for the acquisition of VSS.

As of June 30, 2017, Versar’s outstanding principal term debt balance was $4.4 million comprised of the lender's facility term loan balance of $0.9 million, and JMWA Note balance of $3.5 million including interest. The following maturity schedule presents all outstanding debt as of June 30, 2017.

Fiscal Years	Amounts
(in thousands)
2018	$4,407
2019	-
2020	-
Total	$4,407

On January 1, 2017 Versar did not make $0.1 million in periodic payment to three individuals who participate in a Deferred Compensation Agreement plan established in 1988. We continue to negotiate with the individuals to reschedule the payments for a future period (Note 21 – Subsequent Events).

Line of Credit

As noted above, Versar had a $25.0 million revolving line of credit facility pursuant to the loan agreement. The revolving credit facility is scheduled to mature on September 30, 2018. We had $14.8 million outstanding under this line of credit for the fiscal year ended July 1, 2016. On December 9, 2016 Versar entered into a First Amendment and Waiver to the loan agreement which, among other things, reduced the revolving line of credit facility to $13.0 million. The amendment increased the current interest on the revolving credit facility to LIBOR Daily floating rate plus 5%. The Company had $8.0 million outstanding under its line of credit as of June 30, 2017.

Versar has elected to adopt ASU No. 2015-13 to simplify the presentation of debt issuance costs for the fiscal year ended July 1, 2016. $0.2 million of remaining unamortized cost associated with the loan agreement as of July 1, 2016 is therefore no longer presented as a separate asset - deferred charge on the consolidated balance sheet, and instead reclassified as a direct deduction from the carrying value of the line of credit.

Debt Covenants

During the third and fourth quarters of fiscal 2016, following discussion with the lender, Versar determined that it was not in compliance with the Consolidated Total Leverage Ratio covenant for the fiscal quarters ended January 1, 2016, and April 1, 2016, the Consolidated Total Leverage Ratio covenant, Consolidated Senior Leverage Ratio covenant and the Asset Coverage Ratio covenant for the fiscal quarter ended April 1, 2016, which defaults continued as of July 1, 2016. Each failure to comply with these covenants constitutes a default under the original loan agreement. On May 12, 2016, the Company, certain of its subsidiaries and the lender entered into a forbearance agreement pursuant to which the lender agreed to forbear from exercising any and all rights or remedies available to it under the loan agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach Versar of any obligation or covenant under the forbearance agreement, (b) any other default or event of default under the loan agreement or (c) June 1, 2016 (the Forbearance Period).

The Forbearance Period was subsequently extended by additional forbearance agreements between Versar and the lender, through December 9, 2016. During the Forbearance Period, we were allowed to borrow funds pursuant to the terms of the loan agreement, consistent with current operating needs as set forth in a required 13-week cash flow forecast and subject to certain caps on revolving borrowings initially of $15.5 million and reducing to $13 million. In addition, the forbearance agreements provided that from and after June 30, 2016 outstanding amounts under the credit facility will bear interest at the default interest rate equal to the LIBOR Daily Floating Rate (as defined in the loan agreement) plus 3.95%, required that we provide a 13-week cash flow forecast updated on a weekly basis to the lender, and waived any provisions prohibiting the financing of insurance premiums for policies covering the period of July 1, 2016 to June 30, 2017 in the ordinary course of business and in amounts consistent with past practices. On December 9, 2016, Versar, together with the Guarantors, entered into an amendment to the loan agreement, eliminating the events of default. The lender engaged an advisor to review our financial condition, and pursuant to the Forbearance Agreements and the amendment, Versar must pursue a transaction to refinance or replace the loan agreement.

Additionally, the lender required that Versar provide it with 10-year warrants for the purchase of 10% (subsequently reduced to 9.9% by mutual agreement) of the fully diluted common stock (or 1,095,222 shares) with an exercise price of $.01 per share containing customary provisions for warrants issued by public companies and which may be exercised at any time after the earlier of an Event of Default under the loan agreement or August 30, 2017. The amendment also required the payment of an amendment fee of $0.3 million, which was originally to be paid on the earlier of August 30, 2017 or demand upon an Event of Default, but was prepaid in December 2016. As consideration for the amendment and the waiver of the existing events of default, Versar agreed to pay an amendment fee of .5% of the aggregate principal amount of the term facility outstanding as of November 30, 2016 plus the commitments under the revolving facility in effect as of the same date (totaling $73,333.54), which fee was due and payable on the earlier of a subsequent event of default or August 30, 2017. Due to subsequent defaults discussed herein, the fee was paid on August 7, 2017. On August 9, 2017, Versar issued the warrant to purchase 9.9% of our outstanding common stock to lender. The value of the warrant, $1,544,263, was deferred and amortized as additional interest expense over the term of the loan agreement, as amended. The value was calculated using the Black-Scholes model with the following assumptions:

Expected volatility	277%
Expected life (in years)	5
Risk free interest rate	1.15%
Expected dividend yield	0.00%

On March 31, 2017, Versar failed its minimum quarterly consolidated EBITDA covenant set forth in the amendment to the loan agreement, which constitutes an Event of Default under the loan agreement. On May 8, 2017, the lender and Versar entered into a Second Amendment and Waiver pursuant to which the lender provided a onetime waiver to this Event of Default effective as of May 5, 2017 in exchange for an amendment fee of $15,000.

If Versar is unable to raise additional financing, we will need to adjust operational plans so that we can continue to operate within existing cash resources. The actual amount of needed will be determined by many factors, some of which are beyond our control and we may need funds sooner than currently anticipated.

As of the end of fiscal 2017, we are not in compliance with the consolidated EBITDA covenant under the amendment to the loan agreement. (See Note 21 – Subsequent Events).

On September 22, 2017, the Company, the subsidiary guarantors and the lender entered into a forbearance agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for a period ending on the earliest to occur of: (a) a breach by the Company of any obligation or covenant under the forbearance agreement, (b) any default or event of default under any of the Loan Documents (other than the Acknowledged Events of Default, as defined in the forbearance agreement), (c) the transaction between Kingswood Genesis Fund I, LLC, KW Genesis Merger Sub, Inc. and Borrower is terminated, or (d) November 17, 2017 (each, a “Forbearance Termination Event”). The period from the effective date under the forbearance agreement to (but excluding) the date that a Forbearance Termination Event occurs is referred to as the “Forbearance Period”.

Additionally, in exchange for the lender’s forbearance, the Company agreed to pay to the lender a forbearance fee in the amount of $150,000 (the “Forbearance Fee”), which shall be fully-earned and non-refundable as of the effective date of the forbearance agreement. The Forbearance Fee is due and payable on the earlier of a Forbearance Termination Event or November 17, 2017, provided that if Borrower repays in full all outstanding obligations due under the Loan Agreement on or before the earlier of a Forbearance Termination Event or November 17, 2017, the Forbearance Fee will be waived.

On September 22, 2017, the Company, KW Genesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Kingswood Genesis Fund I, LLC (the latter two “Purchaser”), entered into an Agreement and Plan of Merger (Merger Agreement). The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of a tender offer for all outstanding common stock of the Company for a cash price of $0.15 per share, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Purchaser will be merged into and with the Company (the “Merger”). Any common stock not purchased in the tender offer will be exchanged for a cash price of $0.15 per share in the Merger. Following the consummation of the Merger, the Company will continue as the surviving corporation as a wholly owned subsidiary of Parent. The Merger will be effected under Section 251(h) of the DGCL, which provides that following consummation of a successful tender offer for a public corporation, and subject to certain statutory provisions, if the acquirer holds at least the amount of shares of each class of stock of the acquired corporation that would otherwise be required to approve a merger of the acquired corporation, and the stockholders that did not tender their shares in the tender offer receive the same consideration for their stock in the merger as was payable in the tender offer, the acquirer can effect a merger without the vote or written consent of the stockholders of the acquired corporation. Accordingly, if Purchaser consummates the tender offer, the Merger Agreement contemplates that the parties will effect the closing of the Merger without a vote of the stockholders of the Company in accordance with Section 251(h) of the DGCL.

NOTE 13 - OTHER CURRENT LIABILITIES

Other current liabilities include the following:

	As of
	June 30, 2017	July 1, 2016

Project related reserves	$2,349	$867
ARA settlement	1,445	1,200
Lease Loss reserve	349	370
Payroll related	380	110
Deferred rent	101	330
Earn-out obligations	1,577	1,577
Deferred compensation obligation	107	148
Legal reserves	247	165
Severance accrual	-	96
Acquired capital lease liability	7	97
Warranty Reserve	248	302
PPS Reserve	-	1,314
JMWA Settlement	275	-
Other	1,478	1,148
Total	$8,563	$7,724

Other accrued and miscellaneous liabilities include accrued legal, audit, VAT tax liability, foreign entity obligations, and other miscellaneous items.

NOTE 14 – LEASE LOSS LIABILITIES

In March 2016, Versar abandoned field office facilities in Charleston, SC and Lynchburg, VA, both within the ESG segment. Although we remain obligated under the terms of these leases for the rent and other associated costs, we decided to cease using these spaces on April 1, 2016, and have no foreseeable plans to occupy them in the future. Therefore, we recorded a charge to selling, general and administrative expenses of approximately $0.4 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in April 2019 for Charleston, SC, and June 2020 for Lynchburg, VA. We also recognized $0.1 million of costs for the associated leasehold improvements related to the Lynchburg, VA office.

In June 2016, Versar abandoned field office facilities in San Antonio, TX within the ECM segment. Although we remain obligated under the terms of the lease for the rent and other costs associated with the lease, we decided to cease using this space on July 1, 2016, and have no foreseeable plans to occupy it in the future. Therefore, we recorded a charge to selling, general and administrative expenses of approximately $0.2 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expires in February 2019. We also recognized $0.2 million of costs for the associated leasehold improvements related to the San Antonio, TX office.

The following table summarizes information related to our accrued lease loss liabilities at June 30, 2017 and July 1, 2016.

	As of	As of
	June 30, 2017	July 1, 2016
	(in thousands)	(in thousands)
Lease loss accruals	$467	$718
Rent payments	(56)	(20)
Balance	$411	$698

NOTE 15 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share also includes common stock equivalents outstanding during the period, if dilutive. Versar’s common stock equivalent shares consist of shares to be issued under outstanding stock options and unvested restricted stock units.

	As of
	June 30, 2017	July 1, 2016
	(in thousands)
Weighted average common shares outstanding-basic	10,002	9,857
Effect of assumed exercise of options and vesting of restricted stock unit awards, using the treasury stock method	-	-
Shares of common stock issuable upon conversion of warrants	1,095	-
Weighted average common shares outstanding-diluted	11,097	9,857

Common stock equivalent shares are not included in the computation of diluted loss per share, as we have a net loss and the inclusion of such shares would be antidilutive due to the net loss. For the fiscal year ended June 30, 2017 and July 1, 2016, the common stock equivalent shares were, as follows:

	As of
	June 30, 2017	July 1, 2016
	(in thousands)

Unvested restricted stock unit awards	30	-
Shares of common stock issuable upon conversion of warrants	1,095	-
Common stock equivalent shares excluded from diluted net loss per share	1,125	-

NOTE 16 – SHARE-BASED COMPENSATION

In November 2010, the stockholders approved the Versar, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), under which we may grant incentive awards to directors, officers, and employees and its affiliates and to service providers and affiliates. One million shares of Versar common stock were reserved for issuance under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Through June 30, 2017 a total of 562,994 restricted stock units have been issued under the 2010 Plan. As of June 30, 2017 there are 437,056 shares remaining available for future issuance of awards (including restricted stock units) under the 2010 Plan.

During the twelve month period ended June 30, 2017, Versar awarded 11,575 restricted stock units to certain employees, which generally vest over a two-year period following the date of grant. The grant date fair value of these awards is approximately $14,672. The total unrecognized compensation cost, measured on the grant date, that relates to 30,275 non-vested restricted stock awards at June 30, 2017 was approximately $0.1 million, which if earned, will be recognized over the weighted average remaining service period of two years. Share-based compensation expense relating to all outstanding restricted stock unit awards totaled approximately $0.3 million and $0.4 million for the year ended June 30, 2017 and July 1, 2016, respectively. These expenses were included in the direct costs of services and overhead and general and administrative lines of the Condensed Consolidated Statements of Operations. There were no stock options outstanding and exercisable as of June 30, 2017.

NOTE 17 - INCOME TAXES

Versar regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. We established a full valuation allowance against our U.S. deferred tax assets at June 30, 2017 and July 1, 2016 of $18.4 and $14.8 million, respectively, as we determined we were not more likely than not to realize the deferred tax assets due to current year losses and projections for the near future. We also maintained full valuation allowance on the Philippine branch of $0.1 million. The deferred tax assets in the foreign jurisdictions are related primarily to net operating loss carryforwards, as these jurisdictions have a history of losses and it is not more likely than not that the deferred tax assets will be realized.

At June 30, 2017, Versar had net operating loss carryforwards in the Philippines branch of approximately $0.1 million ($0.2 million gross) and $0.4 million ($1.1 million gross) from the acquisition of Geo-Marine, Inc. In addition, they had $0.1 million of R&D credits carry forward.

Pretax income (loss) is comprised of the following:

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)

US Entities	$(6,345)	$(39,395)
Foreign Entities	(3,303)	2,775
Total pretax (loss) income	$(9,648)	$(36,620)

Income tax expense (benefit) for continuing operations is as follows:

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)
Current
Federal	$(2)	$(459)
State	22	2

Deferred
Federal	(3,414)	(10,033)
State	(1,156)	(1,981)
Change in Valuation allowance	4,475	13,738

Income tax (benefit) expenses	$(75)	$1,267

Deferred tax assets (liabilities) are comprised of the following as of the dates indicated below:

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)

Deferred Tax Assets
Employee benefits	$248	$283
Bad debt reserves	61	382
All other reserves	1,438	1,174
Net operating losses and tax credit	9,708	4,969
Accrued expenses	485	435
Depreciation and amortization	6,463	7,430
Other	1	239
Total deferred tax assets	$18,404	$14,912

Valuation Allowance	$(18,393)	$(14,781)

Deferred Tax Liabilities
Goodwill and intangibles	$-	$(70)
Depreciation and amortization	-	(28)
Other	(11)	(33)
Net deferred tax assets	$-	$-

In accordance with FASB’s guidance regarding uncertain tax positions, Versar recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. At June 30, 2017, we did not have any uncertain tax positions. Our 2014-2016 tax years remain open to audit in most jurisdictions.

Versar’s policy is to recognize tax interest expense and penalties as a component of general and administrative expenses.

The provision for income taxes compared with income taxes based on the federal statutory tax rate of 34% follows (in thousands):

	For the Fiscal Year Ended
	June 30, 2017	July 1, 2016
	(in thousands)
United States Federal tax at statutory rate	$(3,261)	$(12,004)
State taxes (net of federal benefit)	(1,134)	(1,686)
Permanent items	65	12
Goodwill Impairment	-	1,194
Change in tax rates	(301)	(44)
Change in valuation allowance	4,475	13,738
Other	81	57
Total income tax (benefit) expense	$(75)	$1,267

NOTE 18 - EMPLOYEE SAVINGS AND STOCK PURCHASE PLAN

Versar continues to maintain the Versar, Inc. 401(k) Plan (“401(k) Plan”), which permits voluntary participation upon employment. The 401(k) Plan was adopted in accordance with Section 401(k) of the Internal Revenue Code.

Under the 401(k) Plan, participants may elect to defer up to 50% of their salary through contributions to the plan, which are invested in selected mutual funds. Versar matches 100% of the first 3% and 50% of the next 2% of the employee-qualified contributions for a total match of 4%. The employer contribution is made in the Company’s cash. Versar made cash contributions in fiscal 2017 and fiscal 2016 of $1.1 million and $1.3 million, respectively. All contributions to the 401(k) Plan vest immediately.

In January 2005, Versar established an Employee Stock Purchase Plan (ESPP) under Section 423 of the United States Internal Revenue Code. The ESPP was amended and restated in November 2014, for an extended term expiring July 31, 2024. The ESPP allows eligible employees to purchase, through payroll deductions, shares of common stock from the open market. Versar will not reserve shares of authorized but unissued common stock for issuance under the ESPP. Instead, a designated broker will purchase shares for participants on the open market. Eligible employees may purchase the shares at a discounted rate equal to 95% of the closing price of shares on the NYSE American on the purchase date.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

Versar leases approximately 147,000 square feet of office space, as well as data processing and other equipment under agreements expiring through 2021. Minimum future obligations under operating and capital leases are as follows:

Fiscal Year Ended	Total Amount

2018	$2,790
2019	2,265
2020	1,579
2021	1,339
2022	1,125
Thereafter	2,025
Total	$11,123

Certain of the lease payments are subject to adjustment for increases in utility costs and real estate taxes. Total office rental expense approximated $2.0 million, and $2.9 million for fiscal years 2017 and 2016, respectively. Lease concessions and other tenant allowances are amortized over the life of the lease on a straight line basis. For leases with fixed rent escalations, the total lease costs including the fixed rent escalations are totaled and the total rent cost is recognized on a straight line basis over the life of the lease.

Disallowed Costs

Versar has a substantial number of U.S. government contracts, and certain of these contracts are cost reimbursable. Costs incurred on these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). All fiscal years through 2014 have been audited and closed. We believe that the effect of disallowed costs, if any, for the periods not yet audited and settled with DCAA will not have a material adverse effect on our Consolidated Balance Sheets or Consolidated Statements of Operations. Versar accrues a liability from the DCAA audits if needed. As of both June 30, 2017 and July 1, 2016, the accrued liability for such matters was immaterial.

Legal Proceedings

Versar and its subsidiaries are parties from time to time to various legal actions arising in the normal course of business. We believe that any ultimately unfavorable resolution of currently ongoing legal actions will not have a material adverse effect on its consolidated financial condition and/or results of operations.

NOTE 20 – NYSE American LLC COMPLIANCE

On April 6, 2017, Versar received a letter from the NYSE American LLC, formerly NYSE MKT (the Exchange) in which the Exchange determined that we were not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because our stockholder’s equity reported for the fiscal year ended July 1, 2016 was below $2.0 million and we had reported net losses for two of the last three fiscal years. The Exchange also informed us that we must submit a plan to the Exchange by May 6, 2017 identifying actions we had taken, or will take, to regain compliance with the Company Guide by October 6, 2018 which period was subsequently shortened as discussed below. In addition, the letter provided us an early warning regarding potential noncompliance with Section 1003(a)(iv) of the Company Guide, due to uncertainty regarding our ability to generate sufficient cash flows and liquidity to fund operations. This uncertainty raised substantial doubt about our ability to continue as a going concern. On May 8, 2017, Versar submitted a plan to the Exchange which was accepted by the Exchange via a letter dated June 30, 2017 for a plan period through August 15, 2017. Versar received a letter dated August 11, 2017, from the Exchange stating that they had extended the period for implementation of our plan to restore compliance with Section 1003(a)(i) of the Exchange Company Guide and had granted a plan period through September 15, 2017, subject to extensions. We are in discussion with the Exchange for the further extension of the plan period. The staff of the Exchange will review us periodically for compliance with the initiatives outlined in its plan. If we are not in compliance with the continued listing standards by September 15, 2017 or if we do not make progress consistent with the plan during the plan period, the Exchange staff has indicated that it would initiate delisting proceedings as appropriate. As of the date of this filing, we have not been provided any update by the Exchange.

NOTE 21– SUBSEQUENT EVENTS

On June 30, 2017, Versar failed the minimum quarterly consolidated EBITDA covenant set forth in the amendment to its loan agreement, which constitutes an Event of Default under the loan agreement. By letters dated July 24, 2017 and August 1, 2017, the lender provided notice to us of this Event of Default and an additional Event of Default due to our failure to meet the timeline for consummating a transaction to refinance or replace the loan agreement and demanded payment of a previously agreed fee of $0.1 million. This fee was provided for by the amendment entered into in December 2016 and became payable as a result of the Events of Default. The lender also terminated the automatic advance feature under the loan agreement, effective August 8, 2017, and on August 9, 2017, Versar issued warrants to purchase 9.9% of the outstanding common stock to the lender. These warrants were also required by the December 2016 amendment, but had not been issued as they had not become exercisable.

See Note 20 – NYSE American LLC compliance for subsequent events related to Versar’s listing on the Exchange.

On July 28, 2017, Versar and two JMWA note holders entered into a full and final settlement of issues related to the payment of the notes (Settlement) in the litigation arising from our payment under the relevant notes. This litigation did not involve the third JMWA note holder, who was not a party to the action. We will pay the note holders’ attorney’s fees of $80,000 and the parties will continue to discuss resolution of any additional legal fees and costs. Additionally, we will pay during fiscal 2018, $0.2 million representing quarterly interest payments from October 2016 through September 2017. This resolution will become effective on October 20, 2017.

In August, 2017 Versar received a decision from an impartial referee regarding the fiscal 2014 acquisition of GMI, and the related price agreement dated September 2, 2013 between Versar and ARA. Per the agreement, Versar was required to calculate the net working capital adjustment and then make a payment to, or receive a payment from, ARA for the adjusted amount. The decision is for $1.4 million. We recorded a loss contingency accrual of $1.2 million in fiscal 2016. As a result of this decision, we recorded an additional $0.5 million of costs in fiscal 2017 including legal expenses related to the negotiation process. The contracts acquired related to this acquisition are reported within the ECM and ESG segments on a 58.6% and 41.4% allocation with the segments receiving their proportional share of the loss contingency accrual.

On September 22, 2017, the Company, the subsidiary guarantors and the lender entered into a forbearance agreement pursuant to which the Lender agreed to forbear from exercising any and all rights or remedies available to it under the Loan Agreement and applicable law related to these defaults for the Forbearance Period, ending upon a Forbearance Termination Event.

Additionally, in exchange for the lender’s forbearance, the Company agreed to pay to the Forbearance Fee (of $150,000), which shall be fully-earned and non-refundable as of the effective date of the forbearance agreement. The Forbearance Fee is due and payable on the earlier of a Forbearance Termination Event or November 17, 2017, provided that if Borrower repays in full all outstanding obligations due under the Loan Agreement on or before the earlier of a Forbearance Termination Event or November 17, 2017, the Forbearance Fee will be waived.

On September 22, 2017, the Company, KW Genesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Kingswood Genesis Fund I, LLC (the latter two “Purchaser”), entered into an Agreement and Plan of Merger (Merger Agreement). The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of a tender offer for all outstanding common stock of the Company for a cash price of $0.15 per share, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Purchaser will be merged into and with the Company (the “Merger”). Any common stock not purchased in the tender offer will be exchanged for a cash price of $0.15 per share in the Merger. Following the consummation of the Merger, the Company will continue as the surviving corporation as a wholly owned subsidiary of Parent. The Merger will be effected under Section 251(h) of the DGCL, which provides that following consummation of a successful tender offer for a public corporation, and subject to certain statutory provisions, if the acquirer holds at least the amount of shares of each class of stock of the acquired corporation that would otherwise be required to approve a merger of the acquired corporation, and the stockholders that did not tender their shares in the tender offer receive the same consideration for their stock in the merger as was payable in the tender offer, the acquirer can effect a merger without the vote or written consent of the stockholders of the acquired corporation. Accordingly, if Purchaser consummates the tender offer, the Merger Agreement contemplates that the parties will effect the closing of the Merger without a vote of the stockholders of the Company in accordance with Section 251(h) of the DGCL.

Subsequent events have been evaluated through September 25, 2017 which is the date the financial statements were available to be issued. We did not identify any events requiring recording or disclosure in the financial statements for the year ended June 30, 2017, except those described above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of the effectiveness of the design and operation of Versar’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) was carried out as of June 30, 2017, the last day of the fiscal period covered by this report. This evaluation was made by the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of Versar have concluded that, as a result of the material weakness in internal control over financial reporting discussed below, Versar’s disclosure controls and procedures (a) are not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) do not fully include controls and procedures designed to ensure that information required to be disclosed by Versar in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Versar. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Versar’s principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Versar;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of Versar; and
●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Versar’s assets that could have a material effect on the financial statements.

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

Versar’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013 Framework).

Based on our assessment and as a result of the material weakness in internal control over financial reporting discussed below, management has concluded that, as of June 30, 2017, Versar’s internal control over financial reporting was not effective based on those criteria.

Material Weakness in Internal Control Over Financial Reporting

As previously reported, during the third quarter of fiscal 2016, after consultation with Versar’s independent auditors, management concluded that due to sustained delay in contract awards and contract funding and the direct impact on the results of operations, coupled with the continued decrease in the stock price, the goodwill in the ECM and PSG segments was impaired and recognized impairment charges of $18.8 million. Management then concluded that a material weakness existed as a result of management not recognizing that the third quarter results could have accelerated the triggering event with regard to undertaking Step 1 of the impairment analysis, rather than following its normal practice of conducting such an analysis during the fourth quarter. Versar did not maintain sufficient resources to provide the appropriate level of accounting knowledge and experience regarding certain complex, non-routine transactions and technical accounting matters and lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of such transactions, such as identifying the triggering factors for an impairment analysis, in accordance with GAAP. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this weakness, Versar developed a remediation plan, which includes retaining an independent accounting firm to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues. While we have developed and are implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time. As a result, management concluded that as of June 30, 2017, sufficient time had not occurred since remediation efforts commenced for the material weakness to be fully remediated and thus a material weakness continued to exist at such date. Therefore, Versar did not have effective internal control over financial reporting and therefore did not have effective disclosure controls and procedures.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of Versar’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to a permanent exemption granted under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act for smaller reporting companies that permits Versar to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

An independent accounting firm was retained to provide expert advice to identify and account for non-routine, complex transactions and facilitate resolution of such issues and we implemented the remediation plan discussed above. There were no other changes made to Versar’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of fiscal 2017.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of fiscal 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of fiscal 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of fiscal 2017.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of fiscal 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)   Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

●
Report of Independent Registered Public Accounting Firm

●
Consolidated Balance Sheets as of June 30, 2017 and July 1, 2016

●
Consolidated Statements of Operations for the Years Ended June 30, 2017 and July 1, 2016.

●
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2017 and July 1, 2016.

●
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2017 and July 1, 2016.

●
Consolidated Statements of Cash Flows for the Years Ended June 30, 2017 and July 1, 2016,

●
Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules:

●
Schedule II - Valuation and Qualifying Accounts for the Years Ended June 30, 2017 and July 1, 2016.

All other schedules, except those listed above, are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)   Exhibits:

The exhibits to this Form 10-K are set forth in the Exhibit Index which is included on this report.

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
(C)
4.5	Amendment to the Versar, Inc. Restated Employee 401(k) Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan	(C)
4.6	Amendment to the Versar, Inc. Restated Employee 401(k) Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan	(C)
10.1	Executive Tax and Investment Counseling Program	(A)
10.2	Form of Indemnification Agreement*	(F)
10.3	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, (G) 2011*	(E)
10.4	2010 Stock Incentive Plan*	(G)
10.4.1	Form of Restricted Share Award Agreement*	(G)
10.4.2	Form of Performance Stock Award Agreement*	(G)
10.4.3	Form of Deferral Election Agreement for Deferred Share Units*	(G)
10.4.4	Form of Stock Option Award Agreement*	(G)
10.4.5	Form of Stock Appreciation Right Award Agreement*	(G)
10.4.6	Form of Restricted Stock Unit Award Agreement*	(G)
10.5	Change in Control Severance Agreement between Christine B. Tarrago and Versar, Inc. effective as of June 1, 2017*	(H)
10.6	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(D)
10.7	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(I)
10.8	Amended and Restated Loan and Security Agreement date September 13, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(M)
10.9	Amended and Restated Revolving Commercial Note dated September 14, 2012	(N)
10.10	Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten	(J)
10.11	Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst	(J)
10.12	Change in Control Severance Agreement between Versar, Inc. and Christine B. Tarrago	(S)
10.13	Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight	(J)
10.14	Change in Control Severance Agreement between Versar, Inc. and James D. Villa	(K)
10.15	Loan agreement, dated September 30, 2015, by and among Versar, Inc. and Bank of America, N.A.	(O)
10.16	Security Agreement, dated September 30, 2015, by and among Versar, Inc. and GEO-Marine, Inc., Versar International, Inc., J.M. Waller Associates, Inc. and Bank of America, N.A.	(P)
10.17	First Amendment and Waiver dated as of December 9, 2016, by and among Versar, Inc. and Bank of America, N.A. as lender and l/c issuer	(Q)
10.18	Second Amendment and Waiver dated as of May 5, 2017, by and among Versar, Inc. and Bank of America, N.A. as lender and l/c issuer
10.19	Letter Agreement, dated June 1, 2017, by and between Versar, Inc. and Christine B. Tarrago*	(R)
10.20	Change in Control Severance Agreement, dated June 15, 2017, by and between Versar, Inc. and Christine B. Tarrago*	(S)
10.21	Separation Agreement and General Release dated June 12, 2017, by and between Versar, Inc. and Cynthia A. Downes	(T)
10.22	Common Stock Purchase Warrant dated August 8, 2017 by and between Versar, Inc. and Bank of America, N.A.	(U)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm, Urish Popeck & Co., LLC
31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14
31.2	Certifications by Christine B. Tarrago, Senior. Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Anthony L. Otten, Chief Executive Officer
32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Christine B. Tarrago, Exec. Vice President, Chief Financial Officer and Treasurer

101+
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

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.
(B)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.
(C)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration Statement filed with the Commission on March 22, 2013.
(D)	Incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 27, 2014 filed with the Commission on September 18, 2012.
(E)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.
(F)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.
(G)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.
(H)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.
(I)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.
(J)	Incorporated by reference to exhibits 10.35 through 10.37 and exhibit 10.40 to the Registrant’s Form 8-K filed with the Commission on September 18, 2013.
(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 14, 2014.
(L)	Incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on September 10, 2014.
(M)	Incorporated by reference to exhibit 10.34 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.
(N)	Incorporated by reference to exhibit 10.33 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.
(O)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.
(P)	Incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.
(Q)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 12, 2016
(R)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 5, 2017
(S)	Incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 5, 2017
(T)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 22, 2017
(U)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 15, 2017

 __________________________________________________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

Date: September 25, 2017	By:	/s/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hoeper	Chairman and Director	September 25, 2017
Paul J. Hoeper

/s/ Anthony L. Otten	Chief Executive Officer and Director	September 25, 2017
Anthony L. Otten

/s/ Christine B. Tarrago	Senior Vice President, Chief Financial Officer, and Principal Accounting Officer	September 25, 2017
Christine B. Tarrago

/s/ Frederick M. Strader	Director	September 25, 2017
Frederick M. Strader

/s/ Robert L. Durfee	Director	September 25, 2017
Robert L. Durfee

/s/ James L. Gallagher	Director	September 25, 2017
James L. Gallagher

/s/ Amoretta M. Hoeber	Director	September 25, 2017
Amoretta M. Hoeber

/s/ Amir A. Metry	Director	September 25, 2017
Amir A. Metry

/s/ Jeffrey A. Wagonhurst, Sr.	Director	September 25, 2017
Jeffrey A. Wagonhurst, Sr.

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGEOFFS	BALANCE AT END OFYEAR
Allowance for Doubtful Accounts
2017	$1,001,000	$-	$845,000	$156,000
2016	$616,000	$890,000	$(505,000)	$1,001,000

Deferred Tax Valuation Allowance
2017	$14,781,000	$ 4,470,000	$ (883,000)	$18,368,000
2016	$756,000	$14,025,000	$-	$14,781,000