Form 10-K/A
period 2017-06-30
VERSAR INC
filed 2017-10-30
CIK 803647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an “emerging growth company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐
Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                        Smaller reporting company ☑                       Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2016 was approximately $13,563,911.

The number of shares of Common Stock outstanding as of October 5, 2017 was 10,097,259.

EXPLANATORY NOTE

Versar, Inc. (the “Company,” “Versar,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended June 30, 2017 (the “Annual Report”) filed on March 28, 2017 with the Securities and Exchange Commission (the “SEC”) solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. We will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2017 and therefore, we are amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. The reference on the cover of the Annual Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Annual Report is hereby deleted. Except as otherwise expressly noted, this Form 10-K/A does not reflect events occurring after the September 25, 2017 filing of our Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Chief Executive Officer of Versar since February 2010; Director of Orion Energy Systems, Inc. since August 2015; Managing Member of Stillwater, LLC from July 2009 to February 2010; Director of New Stream Capital, LLC and Operating Partner of New Stream Asset Funding, LLC from 2007 to June 2009; Managing Member of Stillwater, LLC from 2004 to 2007; Principal of Grisanti, Galef and Goldress, Inc. from 2001 to 2004. Age 61.

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

Executive Officers of the Registrant

The current executive officers of Versar, their ages as of June 30, 2017, their current offices or positions and their business experience for at least the past five years are set forth below.

Anthony L. Otten	61	Chief Executive Officer
Jeffrey A. Wagonhurst	69	President and Chief Operating Officer
Christine B. Tarrago	45	Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer
James D. Villa	54	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Linda M. McKnight	68	Senior Vice President of Business Development
Wendell A. Newton	59	Senior Vice President of Professional Services
Suzanne J. Bates	46	Senior Vice President of Environmental Services

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

Christine B. Tarrago, BA, MBA, CPA, joined Versar in June 2017 as Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer. Ms. Tarrago came to Versar from ICS Nett, where she served as Vice President and Corporate Controller. Prior to that, Ms. Tarrago served as Vice President Finance at K12, Inc. from March 2016 until January 2017 and as Vice President Finance, Corporate Controller of Lightbridge Communications Corporation from May 2011 to January 2016. She also has had leadership positions at companies including Marlink, Siemens and ALSTOM.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires Versar’s executive officers, directors and persons who beneficially own more than 10% of Versar’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on Versar’s review of such reports furnished to Versar, Versar believes that all reports required to be filed by persons subject to Section 16(a) of the Exchange Act, and the rules and regulations thereunder, during fiscal 2017, were timely filed, other than Ms. Tarrago who inadvertently had a late filing of her Form 3. Ms. Tarrago filed the Form 3 on October 24, 2017, which should have been filed no later than June 12, 2017.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which the Board has determined is composed exclusively of non-employee directors who are independent, as defined by the NYSE American LLC (“NYSE America”) listing standards and the rules and regulations of the SEC, consisted of Mr. Gallagher (Chair), Dr. Durfee, Mr. Hoeper and Mr. Strader during fiscal 2017.

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

Code of Business Ethics and Conduct

The Company’s Board has adopted a Code of Business Ethics and Conduct, most recently restated in April 2016, that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Ethics and Conduct is posted on the Company’s web site www.versar.com under Corporate Governance (located under the “Investors” tab). The Company intends to disclose on its website any amendments or modifications to the Code of Business Ethics and Conduct and any waivers granted under this Code to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. In fiscal 2017 and through the date of this Annual Report, no waivers have been requested or granted.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following Compensation Discussion and Analysis reviews the executive compensation program, policies and decisions of the Company’s Compensation Committee with respect to the Company’s executive officers listed in the Summary Compensation Table below (the “Named Executive Officers”). The named executive officers of the Company as of the end of fiscal 2017 are:

Name	Position
Anthony L. Otten	Chief Executive Officer
Jeffrey A. Wagonhurst	President and Chief Operating Officer
James D. Villa	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer

Ms. Cynthia Downes served as Executive Vice President, Chief Financial Officer and Treasurer of the Company until June 1, 2017.

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

●
Long-Term Equity Incentive Awards – The purpose of this element of the Company’s executive compensation program is to link the Company’s most senior managers’ compensation with the long-term interests of the Company’s shareholders, as well as the performance of the Company in a single fiscal year. Long-term incentive awards may be granted to named executive officers and other employees usually in the form of restricted stock or restricted stock units from a pool established under an incentive pay for performance plan at the beginning of each fiscal year by the Committee and approved by the Board. The Committee bases its decision to grant such awards, if a pool is established, on the individual’s performance and potential to contribute to the creation of Shareholder value. In February 2015, the Committee approved a Long-Term Incentive Compensation Program under which long-term incentive awards in the form of restricted stock units may be granted to the Company’s Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer based on a formula if the Company achieves certain defined growth in diluted earnings per share each year. The Long-Term Incentive Compensation Program was effective from fiscal 2015 through fiscal 2017. The Company had a similar program that operated for fiscal 2011 through 2014.

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

Impact of 2016 “Say on Pay” Advisory Vote.

We provided our shareholders with an advisory “say on pay” vote on the compensation of our named executive officers at our 2016 Annual Meeting of Shareholders held on June 29, 2017. Approximately 77.1% of shares eligible to vote with respect to this matter (treating broker non-votes as ineligible) were voted in support of our executive compensation. The Compensation Committee evaluated the results of this vote when making the determinations described herein and, as a result, the Compensation Committee has continued to apply substantially similar effective principles and philosophy it has used in previous years in determining executive compensation and made no material changes in fiscal 2017. The Compensation Committee will continue to consider shareholder concerns and feedback in the future.

Incentive Compensation Philosophy and Policies

Incentive Compensation Pay For Performance Plan

Typically, the Committee annually establishes a company-wide Incentive Compensation Pay For Performance Plan (“Incentive Plan”) at its first meeting held during the fiscal year. The Incentive Plan is based on a set of general principles that apply to all elements of compensation and establish the rules for awarding non-equity incentive plan compensation and stock-based compensation. The Incentive Plan consists of two parts: the first part is a written Incentive Compensation Plan, which was adopted in September 2010 and, the second part consists of annual general principles and guidelines for incentive compensation, including performance criteria, defined incentive groups and the target percentages of the pool to be allocated to each group for the fiscal year. The guidelines applicable to all elements of the Company’s compensation program and that apply directly to the Incentive Plan each year include:

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

For fiscal 2017, the Committee determined that individual Incentive Plan awards would be based 10% to 65% on financial goals emphasizing the short-term well-being of Versar and 35% to 90% upon meeting strategic growth and sustainability goals of Versar over a longer period.

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

In the fiscal 2017 Incentive Plan, the number of restricted shares available for award was based on the same measure used to establish the size of the cash bonus pool, subject to a minimum and maximum award range. For fiscal 2017, the minimum pool for restricted stock awards was set at 25,000 shares and the maximum pool was 175,000 shares. Shares of restricted stock are awarded from the pool at the discretion of the Compensation Committee. In light of the Company’s financial condition at the end of fiscal 2017, no pool was established for fiscal 2018.

Non-Equity Incentive Plan Compensation. Under the Incentive Plan, if the Company meets the minimum pre-tax income targets set in advance by the Board, then a non-equity incentive plan compensation pool is created. For fiscal 2017, the Board set the sole criteria for the creation of the non-equity incentive plan compensation pool as the Company’s pre-tax income. The minimum goal for fiscal 2017 was $950,000 in pre-tax income, with a non-equity incentive plan compensation pool of $95,000 at that level. The non-equity incentive plan compensation pool was designed to increase as pre-tax income reached higher levels so that at $2,000,000 of pre-tax income, a $500,000 non-equity incentive plan compensation pool would be created. An executive officer’s participation in the pool, if any, is based on achievement of individually designed performance criteria. The Board and Compensation Committee did not establish an incentive compensation plan for fiscal 2018. While the Company believed that the fiscal 2017 target was challenging but attainable when adopted, based on performance in fiscal 2017, no bonus pool was created.

Long-Term Incentive Compensation Program

On February 3, 2015, the Committee approved the Versar, Inc. 2015 Long-Term Incentive Compensation Program (the “LTICP”) adopted under the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The LTICP was effective as of June 28, 2014. The LTICP provides for the creation for each of fiscal 2015, 2016 and 2017 of a performance pool equal to 30% of the amount by which the Company’s diluted earnings per share exceeds that fiscal year’s target diluted earnings per share (which was $0.299 for the 2015 Performance Period, $0.329 for the 2016 Performance Period and $0.362 for the 2017 Performance Period), times the weighted average number of the Company’s common stock outstanding, on a diluted basis (the “LTICP Pool”). The LTICP Pool shall in no event be less than zero for any fiscal year. To the extent that the LTICP Pool is zero in any fiscal year covered by the LTICP, no LTICP Pool will be created for the subsequent fiscal year.

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

In making its compensation decisions, the Committee has historically engaged the services of Steve Parker of HR-3D, a compensation consulting firm. Mr. Parker compiles information from publicly available compensation surveys and benchmarks, including those prepared by Willis Towers Watson, Radford Surveys & Consulting, and Culpepper and Associates, Inc., regarding companies in the professional services industry. The compilation prepared by Mr. Parker, last updated in January 2016, included benchmarked compensation data for different executive levels of professional services companies of various sizes and in various geographic locations, but did not include the names of the individual companies whose salary data is utilized to compile the survey data. The publicly available compensation surveys and benchmarks used to prepare the compilation were chosen by Mr. Parker based on general direction from the Committee. Under the direction of Dr. Metry, Mr. Parker provided detailed information by type of executive position focused on professional service companies with revenues in a range similar to that targeted by Versar over the same period. The compilation included an average of the mid-range of salaries and bonus percentages for the various executive levels within the professional services industry. In making compensation decisions, the Committee’s goal is to over time provide for executives’ salaries and bonuses within a particular range based on averages as supported by the compilation.

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

Compensation Decisions

Base Salary

For current executive officers, the Committee intends to focus on providing significant incentive compensation to drive the Company’s performance rather than annual base salary increases, except as required in the case of misaligned salary levels or as deemed necessary following review of the executives’ overall compensation packages. Given the Company’s current financial situation, the Committee determined not to make any changes to base salaries, and has sought to reduce other prerequisites as appropriate.

Stock Based Awards (including Long-Term Incentive Compensation Program)

Restricted stock or restricted stock units may be awarded to executive officers pursuant to the terms of the annual Incentive Plan and the LTICP if the specified criteria are met. In fiscal 2017, the Company did not achieve the targets necessary to trigger the award of restricted stock or restricted stock units under the 2017 Incentive Plan and the LTICP. However, to provide continuing performance incentives to management to address the Company's financial condition and lender requirements, the Committee made a discretionary award of resricted stock units to Mr. Wagonhurst (2500 shares), Ms. Downes (2500 shares), and Mr. Villa (1500 shares) in fiscal 2017.

Non-Equity Incentive Plan Compensation

In fiscal 2017, the Company did not achieve the targets necessary to trigger the accrual of a bonus pool under the 2017 Incentive Plan. Thus, no non-equity incentive plan compensation was paid to the named executive officers for fiscal 2017.

Summary Compensation Table

The following table presents compensation information earned by the Company’s Principal Executive Officer, Principal Financial Officer, each of the Company’s three other most highly compensated executive officers during the fiscal year ended June 30, 2017, and compared with the two prior years. We refer to these executive officers as our named executive officers in this Annual Report.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Anthony L. Otten Chief Executive Officer	2017	375,000	-	-	25,379	400,379
Anthony L. Otten Chief Executive Officer	2016	375,000	-	84,305	36,775	496,080
Jeffrey A. Wagonhurst President and Chief Operating Officer	2017	270,000	-	2,925	21,418	294,343
Jeffrey A. Wagonhurst President and Chief Operating Officer	2016	270,000	-	32,585	30,923	339,508
Cynthia A. Downes Former Executive Vice President and Chief Financial Officer	2017	230,000	-	5,265	212,468	447,733
Cynthia A. Downes Former Executive Vice President and Chief Financial Officer	2016	230,000	-	40,170	23,161	293,331
James D. Villa Senior Vice President, General Counsel and Chief Compliance Officer	2017	210,000	-	8,606	9,163	227,769
James D. Villa Senior Vice President, General Counsel and Chief Compliance Officer	2016	210,000	-	22,763	18,210	250,973

(1)
Includes regular base salary earnings for fiscal 2017 and 2016.
(2)
Amounts shown are the aggregate grant date fair value of time-based restricted stock unit awards computed in accordance with FASB ASC Topic 718.
(3)
Consists of the following: Any severance payments, payments for accrued personal time off after leaving the Company, Company contributions to health insurance, Company paid life insurance, Company paid disability, Company HSA contribution, and Company match to employee’s 401(k) Plan contribution.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Anthony L. Otten	0	-	-	9,000	13,410
Jeffrey A. Wagonhurst	0	-	-	2,500	3,725
Cynthia A. Downes	0	-	-	0	0
James D. Villa	0	-	-	1,500	2,235

(1)
Based on the Fair Market Value of the Company’s Common Stock (based on the closing price for the Common Stock on the NYSE American) on June 30, 2017 of $1.49 per share.

Stock Vested

Name	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(1)
Anthony L. Otten	9000	6,750
Jeffrey A. Wagonhurst	2500	1,875
Cynthia A. Downes	0	0
James D. Villa	1500	1,125

(1)
Calculated by multiplying the number of shares by the fair market value of the Company’s Common Stock (based on the closing price for the Common Stock on the NYSE American) on the first trading day following the date of vesting of $0.75 per share.
(2)
Represents the shares that vested on September 2, 2017 from the restricted stock unit award granted on September 2, 2016.

Director Compensation Fiscal Year 2017

During fiscal 2017, each of the Company’s non-employee directors received an annual fee consisting of $8,000 in cash, plus the grant of 8,500 shares of restricted stock, all of which vest over a one-year period. Each non-employee director was paid an attendance fee of $1,400 in cash for each meeting of the Board or of its committees for which the director was physically present and $700 in cash for each meeting attended telephonically. In addition, the Chairs of the Audit, Compensation and Nominating & Governance Committees were paid an additional $6,000 a year in cash as compensation for increased responsibility and work required in connection with those positions. The non-employee Chairman of the Board was paid an additional $15,000 in cash and was granted an additional 6,000 shares of restricted stock for additional responsibilities and efforts on behalf of the Company.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (3)	Total ($)
Paul J. Hoeper	39,100	870	39,970
Robert L. Durfee	26,900	510	27,410
James L. Gallagher	30,100	510	30,610
Amoretta M. Hoeber	30,100	510	30,610
Amir A. Metry	30,100	510	30,610
Frederick M. Strader	26,200	510	26,710

(1)
Anthony L. Otten and Jeffrey A. Wagonhurst are not included in this table because as employees of Versar, they receive no extra compensation for their service as directors. Their compensation for fiscal 2017 is shown on the Summary Compensation Table included herein above.
(2)
Includes all fees earned or paid for services as a director in fiscal 2017, including annual retainer, committee or Board chair fees and meeting fees.
(3)
Represents the grant date fair value of shares of restricted stock granted in fiscal 2017 which is the amount recognized for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“Topic 718”). In accordance with Topic 718, the grant date fair value of each share of restricted stock is based on the closing price of Versar's Common Stock on the date of the grant, November 14, 2016 for all stock awards, which was $0.06 per share. Restricted stock awarded to Directors in fiscal 2017 vested on June 28, 2017, the day before the anticipated first annual meeting of shareholders after the date of grant.

At the end of fiscal 2017, the non-employee directors owned the following number of unvested shares of restricted stock:

NAME	Unvested Restricted Stock Awards
Paul J. Hoeper	13,000
Robert L. Durfee	8,000
James L. Gallagher	8,000
Amoretta M. Hoeber	8,000
Amir A. Metry	8,000
Frederick M. Strader	8,000

Change in Control Agreements

The Company has entered into Change in Control Severance Agreements (the “Change in Control Agreements” and each a “Change in Control Agreement”) with each of Anthony L. Otten, Jeffrey A. Wagonhurst, James D. Villa, Linda M. McKnight, Alessandria Albers and Christine B. Tarrago (each, for purposes of this section, an “Executive”). The Change in Control Agreements provide for the following severance payments and benefits upon a termination of employment by the Company without Cause or a resignation by the executive officer for Good Reason, in each case, during the term of the agreement, following a change in control or a potential change in control (as such terms are defined within the respective Change in Control Agreements):

●
Except with respect to Ms. Albers and Ms. Tarrago, a cash payment equal to two (2) times the executive's annual base salary in effect for the respective Executive when employment ends, or, if higher, the annual base salary in effect immediately before the change in control, potential change in control or Good Reason event (as each such term is defined in each Change in Control Agreement);

o
Under the terms of the Change in Control Agreement with Ms. Albers, she would receive an amount of cash equal to one (1) year of her base salary in lieu of the above payment;

o
Under the terms of the Change in Control Agreement with Ms. Tarrago, she would receive an amount of cash equal to nine (9) months of her base salary in lieu of the above payment;

●
For Executives other than Ms. Tarrago, a cash payment equal to two (2) times the higher of the amounts paid to the executive under any existing bonus or incentive plan in the calendar year preceding the termination of his employment or the calendar year in which the change occurred;

●
A cash payment for any amounts accrued under any other incentive plan;

●
For Executives other than Ms. Tarrago, a continuation for twenty-four (24) months of the life, disability and accident benefits the Executive was receiving before the end of his or her employment;

●
For Executives other than Ms. Tarrago, a continuation for eighteen (18) months of the health and dental insurance benefits he or she was receiving before the end of his or her employment;

●
For Executives other than Ms. Tarrago, a lump sum cash payment of $16,000 in lieu of medical benefits made available by the Company to its officers;

●
All unvested options will immediately vest and remain exercisable for the longest period of time permitted by the applicable stock option plan; and,

●
All unvested Company Restricted Stock awards will immediately vest.

Payments made pursuant to the Change in Control Agreements will be paid out in in a lump sum payment within five days after the day the Executive becomes entitled to severance benefits under the Change in Control Agreement. If the amount due cannot be finally determined in that time, the Executive will receive the minimum amount to which he or she is clearly entitled as estimated in good faith by the Company, and the balance would be paid no later than 30 days following the severance date. The following terms have the following meanings in the Change in Control Agreements:

        "Cause" means any of the following:

        (1)   The Executive fails to carry out assigned duties after being given prior warning and an opportunity to remedy the failure;

        (2)   The Executive breaches any material term of any employment agreement with the Company;

        (3)   The Executive engages in fraud, dishonesty, willful misconduct, gross negligence, or breach of fiduciary duty (including without limitation any failure to disclose a conflict of interest) in the performance of his or her duties for the Company; or

        (4)   The Executive is convicted of a felony or crime involving moral turpitude.

        "Good Reason" means the occurrence of any of the following events arising without the Executive's consent:

(1)   Demotion: The Executive's duties and responsibilities are materially and adversely altered from those in effect immediately before the change in control (or, the potential change in control), or there is a material and adverse change in the Executive's reporting responsibilities or in the size of the budget the Executive administers in effect immediately before the change in control (or, the potential change in control), provided that no demotion will be deemed to occur solely as a result of the Company ceasing to be a public company, a change in the Executive's title, or the Executive's transfer to an affiliate.

(2)   Pay Cut: The Executive's annual base salary is materially reduced.

(3)   Relocation: The Executive's principal office is materially relocated, which increases the Executive's one-way commute to work by more than fifty (50) miles, based on the Executive's residence when the transfer was announced.

(4)   Breach of Contract: The Company materially breaches the Change in Control Agreement, the Executive's employment agreement or any other agreement between Executive and the Company pursuant to which the Executive performs services for the Company or compensation and benefits are provided to the Executive.

(5)   Improper Termination: The Company terminates the Executive's employment, other than pursuant to a notice of termination satisfying the requirements of provisions of the Change in Control Agreement.

In connection with that certain Agreement and Plan of Merger, dated as of September 22, 2017, as subsequently amended and restated on September 27, 2017, by and among Kingswood Genesis Fund I, LLC, KW Genesis Merger Sub, Inc. and the Company (the “Merger Agreement”), the Company has entered into amendments to the Change in Control Severance Agreements (as amended, the “Amended Change in Control Agreements” and each an “Amended Change in Control Agreement”) with each Executive. The Amended Change in Control Agreements (except as otherwise noted) will be effective upon the closing of the transactions contemplated by the Merger Agreement and alter the payment timing set forth in the agreements for payments made as a result of the transactions contemplated by the Merger Agreement. Under the terms of the Amended Change in Control Agreement with Mr. Otten, he would receive an amount of cash equal to $390,625 in lieu of the above cash payment. Payments made pursuant to the Amended Change in Control Agreements will be paid out in equal bi-weekly installments over two payment periods following the Executive's termination of employment.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Otten would have received had his employment been terminated on the last day of fiscal 2017 under the circumstances described below.

	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	750,000	0	45,486
Termination or resignation following a potential change of control	750,000	0	45,486
Successor fails to assume the contract	750,000	0	45,486

(1)
Payment for benefit costs paid by the Company on behalf of Mr. Otten that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Wagonhurst would have received had his employment been terminated on the last day of fiscal 2017 under the circumstances described below.

	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	540,000	0	47,176
Termination or resignation following a potential change of control	540,000	0	47,176
Successor fails to assume the contract	540,000	0	47,176

(1)
Payment for benefit costs paid by the Company on behalf of Mr. Wagonhurst that are not generally available to other employees for insurance and medical benefits calculated based on current applicable premiums.

The following table estimates and summarizes potential payments and benefits, other than the benefits ordinarily available to salaried employees, that Mr. Villa would have received had his employment been terminated on the last day of fiscal 2017 under the circumstances described below.

	Salary $	Bonus $	Benefits $(1)
Termination or resignation following a change of control	420,000	0	21,333
Termination or resignation following a potential change of control	420,000	0	21,333
Successor fails to assume the contract	420,000	0	21,333

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

During fiscal 2017, the Compensation Committee considered the impact of the Company’s executive compensation policies and practices, and the incentives created by its policies and practices, on the Company’s risk profile, and concluded that such policies and practices do not motivate imprudent risk taking. In addition, the Committee periodically reviews all of the Company’s compensation policies and procedures, including the incentives they create, and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. In conducting this review, the Committee also reviews the compensation program for any design features which have been identified by experts as having the potential to encourage excessive risk-taking, including:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners

The table below sets forth, as of October 16, 2017, the only persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Stock
Kingswood Capital Management, LLC (1) 11777 San Vicente Blvd. Suite 650 Los Angeles, CA 90049	2,259,099	22.37
Ridgedale Partners, LLC (2) 1999 Avenues of the Stars Suite 2040 Los Angeles, CA 90067	985,000	9.75
Wedbush, Inc. (3) 1000 Wilshire Boulevard Los Angeles, California 90017	698,514	6.91
Dr. Robert L. Durfee (4) 6850 Versar Center Springfield, VA 22151	589,023	5.83
Illinois Municipal Retirement Fund (5) 2211 York Road, Suite 500 Oak Brook, IL 60523	557,335	5.52

(1)
The information with respect to the shares of Common Stock held by Kingswood Capital Management, LLC (“Kingswood”) is based on a filing made on Schedule 13G on October 2, 2017 with the U.S. Securities and Exchange Commission (the “SEC”) by Kingswood on behalf of itself and Kingswood Genesis Fund I, LLC, KW Genesis Merger Sub, Inc. and Alexander M. Wolf (collectively with Kingswood, the “Kingswood Reporting Persons”). The Kingswood Reporting Persons report shared voting and dispositive power as to 2,259,033 shares, held beneficially through a warrant and via Tender and Support Agreements. The Kingswood Reporting Persons expressly disclaim beneficial ownership of the 1,250,668 shares subject to Tender and Support Agreements.
(2)
The information with respect to the shares of Common Stock held by Ridgedale Partners, LLC (“Ridgedale”) is based on a filing made on Schedule 13G on October 6, 2017 with the SEC by Ridgedale. Ridgedale reports sole voting power as to 985,000 shares and sole dispositive power as to 985,000 such shares.
(3)
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
(4)
For a description of the nature of the beneficial ownership of Dr. Durfee, see “Stock Ownership of Directors and Officers” below. The information with respect to shares of Common Stock held by Dr. Durfee is based upon filings with the SEC and information supplied by Dr. Durfee.
(5)
The information with respect to the shares of Common Stock held by Illinois Municipal Retirement Fund (“IMRF”) is based on filings made on Schedule 13G on February 11, 2013 with the SEC by IMRF. IMRF reports sole voting and shared dispositive power with respect to all such shares.

Stock Ownership of Directors and Officers

The following table sets forth certain information regarding the ownership of Versar's Common Stock by the Company’s Directors and each named executive officer listed in the Summary Compensation Table, each nominee for Director and the Company's Directors and executive officers as a group, as of October 16, 2017.

Individual or Group	Shares of Common Stock Beneficially Owned as of October 16, 2017 (1)
	Number (5)	Percent
Paul J. Hoeper	153,590	1.52
Robert L. Durfee	589,023	6.00
James L. Gallagher	75,390	*
Amoretta M. Hoeber	73,790	*
Amir A. Metry	91,519	*
Anthony L. Otten (2)	137,442	1.36
Frederick M. Strader	42,000	*
Jeffrey A. Wagonhurst	87,346	*
Christine B. Tarrago	0 (3)	*
James D. Villa (4)	24,180	*
Linda M. McKnight	26,498	*
All directors and executive officers as a group (11 persons) (4)	1,317,778	13.05
* = Less than 1%
(1)
For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities and Exchange Act, as amended. The table includes all unvested shares of restricted stock and restricted stock units owned by the individual.

(2)
Mr. Otten is a Trustee of Versar Inc.’s 401(k) Plan and as such, he has shared investment power as to 174,696 shares and shared voting power as to 174,696 shares held by this plan. Mr. Otten disclaims beneficial ownership of the plan shares arising solely from his position as Trustee, none of which are included in the above table.

(3)
Ms. Tarrago is a Trustee of Versar Inc.’s 401(k) Plan and as such she has shared investment power over 174,696 shares and shared voting power over 174,696 shares held by this plan. Ms. Downes disclaims beneficial ownerships of the plan shares arising solely from her position as Trustee, none which are included in the above table.

(4)
Mr. Villa is a Trustee of Versar Inc.’s 401(k) Plan and as such he has shared investment power over 174,696 shares and a shared voting power over 174,696 shares held by this plan. Mr. Villa disclaims beneficial ownerships of the plan shares arising solely from his position as Trustee, none of which are included in the above table.

(5)
Excludes shares held by Versar Inc.’s 401(k) Plan as described in notes 2, 3, and 4. Includes restricted stock units that have not yet vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company does not generally engage in related party transactions with its directors or executive officers or their affiliates. If a proposed related transaction arises, the Company will present such a transaction to the full Board for its review and approval.

The Board believes that independent directors must constitute a substantial majority of the Board. The Board has determined that all of the following six (6) non-employee directors in fiscal 2017 are independent directors: Paul J. Hoeper, Robert L. Durfee, James L. Gallagher, Amoretta M. Hoeber, Amir A. Metry and Frederick M. Strader. Throughout fiscal 2017, all Board members, except Mr. Otten and Mr. Wagonhurst, met the NYSE American and SEC standards for independence.

Item 14. Principal Accountant Fees and Services

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

Audit Fees

In fiscal 2017 and 2016, Versar paid Grant Thornton $178,500 and $400,260, respectively, for quarterly reviews and the annual fiscal year audit. Versar also made payments of $10,026 and $9,567 in fiscal 2017 and 2016 to SGV & Co. for audit services in the Philippines. During fiscal 2017 the Company changed independent auditors from Grant Thornton to Urish Popeck & Co. We paid Urish Popeck $210,000 to complete our fiscal 2016 audit and $152,173 for our fiscal 2017 audit and quarterly reviews.

Audit-Related Fees

Versar paid Grant Thornton $75,953 in fiscal 2016 for audit-related fees for assurance and related services.

Tax Fees

In fiscal 2017, Versar paid $122,239 to Urish Popeck & Co. for federal and state tax compliance services. In fiscal 2017 and 2016, Versar paid $141,029 and $158,445, respectively, to Grant Thornton for federal and state tax compliance services. Versar paid $6,810 and $4,686 in fiscal 2017 and 2016 to SGV & Co. for tax advisory services in the Philippines.

All Other Fees

In fiscal 2016, Versar paid $25,351to Grant Thornton for various tax consulting, including acquisition accounting advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)     Financial Statements:

The following consolidated financial statements of Versar, Inc. and Subsidiaries are included as part of this report on Form 10-K in Item 8. Financial Statements and Supplementary Data.

a)    Report of Independent Registered Public Accounting Firm

b)    Consolidated Balance Sheets as of June 30, 2017 and July 1, 2016

c)    Consolidated Statements of Operations for the Years Ended June 30, 2017 and July 1, 2016.

d)    Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2017 and July 1, 2016.

e)    Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2017 and July 1, 2016.

f)    Consolidated Statements of Cash Flows for the Years Ended June 30, 2017 and July 1, 2016,

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

(3)    Exhibits:

The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on this report.

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

(C)

4.5	Amendment to the Versar, Inc. Restated Employee 401(k) Plan excluding employees who are already eligible to participate in the Charron Construction Consulting, Inc. 401(k) Plan	(C)

4.6	Amendment to the Versar, Inc. Restated Employee 401(k) Plan adding Roth Deferrals in the Contribution types and merging the Charron Construction Consulting, Inc. 401(k) Plan with and into the Plan	(C)

10.1	Executive Tax and Investment Counseling Program	(A)

10.2	Form of Indemnification Agreement*	(F)

10.3	Change in Control Severance Agreement between Anthony L. Otten and Versar, Inc. effective as of May 24, 2011*	(E)

10.4	2010 Stock Incentive Plan*	(G)

10.4.1	Form of Restricted Share Award Agreement*	(G)

10.4.2	Form of Performance Stock Award Agreement*	(G)

10.4.3	Form of Deferral Election Agreement for Deferred Share Units*	(G)

10.4.4	Form of Stock Option Award Agreement*	(G)

10.4.5	Form of Stock Appreciation Right Award Agreement*	(G)

10.4.6	Form of Restricted Stock Unit Award Agreement*	(G)

10.5	Change in Control Severance Agreement between Cynthia A. Downes and Versar, Inc. effective as of September 8, 2011*	(H)

10.6	Amendment to Change in Control Severance Agreement dated March 9, 2012 between Versar, Inc. and Anthony L. Otten*	(D)

10.7	Versar, Inc. 2012 Long-Term Incentive Compensation Program*	(I)

10.8	Amended and Restated Loan and Security Agreement date September 13, 2012 between the Registrant, certain of the Registrant’s subsidiaries and United Bank	(M)

10.9	Amended and Restated Revolving Commercial Note dated September 14, 2012	(N)

10.10	Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten	(J)

10.11	Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst	(J)

10.12	Change in Control Severance Agreement between Versar, Inc. and Cynthia A. Downes	(J)

10.13	Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight	(J)

10.14	Change in Control Severance Agreement between Versar, Inc. and James D. Villa	(K)

10.15	Loan Agreement, dated September 30, 2015, by and among Versar, Inc. and Bank of America, N.A.	(O)

10.16	Security Agreement, dated September 30, 2015, by and among Versar, Inc. and GEO-Marine, Inc., Versar International, Inc., J.M. Waller Associates, Inc. and Bank of America, N.A.	(O)

10.17	First Amendment and Waiver dated as of December 9, 2016, by and among Versar, Inc. and Bank of America, N.A. as lender and l/c issuer	(Q)

10.18	Second Amendment and Waiver dated as of May 5, 2017, by and among Versar, Inc. and Bank of America, N.A. as lender and l/c issuer	(R)

10.19	Letter Agreement, dated June 1, 2017, by and between Versar, Inc. and Christine B. Tarrago*	(S)

10.20	Change in Control Severance Agreement, dated June 15, 2017, by and between Versar, Inc. and Christine B. Tarrago*	(T)

10.21	Separation Agreement and General Release dated June 12, 2017, by and between Versar, Inc. and Cynthia A. Downes*	(T)

10.22	Common Stock Purchase Warrant dated August 8, 2017 by and between Versar, Inc. and Bank of America, N.A.	(U)

10.23	Change in Control Severance Agreement between Versar, Inc. and Alessandria Albers dated May 12, 2014.*	(V)

10.24	Amendment to Change in Control Severance Agreement between Versar, Inc. and Anthony L. Otten.*	(W)

10.25	Amendment to Change in Control Severance Agreement between Versar, Inc. and Jeffrey A. Wagonhurst.*	(W)

10.26	Amendment to Change in Control Severance Agreement between Versar, Inc. and Linda M. McKnight.*	(W)

10.27	Amendment to Change in Control Severance Agreement between Versar, Inc. and James D. Villa.*	(W)

10.28	Amendment to Change in Control Severance Agreement between Versar, Inc. and Alessandria Albers.*	(W)

10.29	Amendment to Change in Control Severance Agreement between Versar, Inc. and Christine B. Tarrago.*	(W)

**21	Subsidiaries of the Registrant

**23.1	Consent of Independent Registered Public Accounting Firm, Urish Popeck & Co., LLC

†31.1	Certifications by Anthony L. Otten, Chief Executive Officer Pursuant to Securities Exchange Rule 13a-14

†31.2	Certifications by Christine B. Tarrago, Senior Vice President, Chief Financial Officer and Treasurer pursuant to Securities Exchange Rule 13a-14

**32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Anthony L. Otten, Chief Executive Officer

**32.2
Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, for the period ending July 1, 2016 by Cynthia A. Downes, Exec. Vice President, Chief Financial Officer and Treasurer

**101+
The following materials from Versar Inc.’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 1, 2016, June 29, 2014; (ii) Consolidated Statements of Operations for the years ended June 29, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 27, 2014 and June 29, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 27, 2014 and June 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended July 1, 2016, June 29, 2012; (vi) Schedule II — Valuation and Qualifying Accounts; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

(A)	Incorporated by reference to the similarly numbered exhibit to the Registrant’s Form S-1 Registration Statement effective November 20, 1986.

(B)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed with the Commission on February 17, 2010.

(C)	Incorporated by reference to exhibits 4.1 through 4.6 to the Registrant’s Form S-8 Registration Statement filed with the Commission on March 22, 2013.

(D)	Incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended June 27, 2014 filed with the Commission on September 18, 2012.

(E)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 8, 2010.

(F)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 11, 2009.

(G)	Incorporated by reference to exhibits 4.1 through 4.7 to the Registrant’s Form S-8 filed with the Commission on February 15, 2011.

(H)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on September 13, 2011.

(I)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 9, 2012.

(J)	Incorporated by reference to exhibits 10.35 through 10.37 and exhibit 10.40 to the Registrant’s Form 8-K filed with the Commission on September 18, 2013.

(K)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 14, 2014.

(L)	Incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on September 10, 2014.

(M)	Incorporated by reference to exhibit 10.34 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.

(N)	Incorporated by reference to exhibit 10.33 to the Registrant’s Form 8-K filed with the Commission on September 17, 2012.

(O)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.

(P)	Incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 6, 2015.

(Q)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 12, 2016

(R)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 5, 2017

(S)	Incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 5, 2017

(T)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 22, 2017

(U)	Incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 15, 2017

(V)	Incorporated by reference to exhibit (e)(9) to the Registrant’s Schedule 14D-9 filed with the Commission on October 6, 2017

(W)	Incorporated by reference to exhibits (e)(12) through (e)(17) to the Registrant’s Schedule 14D-9 filed with the Commission on October 6, 2017

 __________________________________________________

* Indicates management contract or compensatory plan or arrangement

† Filed herewith.

** Previously filed with the Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAR, INC.

October 30, 2017	By:	/s/ Paul J. Hoeper
Paul J. Hoeper
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J Hoeper	Chairman and Director	October 30, 2017
Paul J Hoeper

/s/ Anthony L. Otten	Chief Executive Officer and Director	October 30, 2017
Anthony L. Otten

/s/ Christine B. Tarrago	Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer	October 30, 2017
Christine B. Tarrago

/s/ Frederick M. Strader	Director	October 30, 2017
Frederick M. Strader

/s/ Robert L. Durfee	Director	October 30, 2017
Robert L. Durfee

/s/ James L. Gallagher	Director	October 30, 2017
James L. Gallagher

/s/ Amoretta M. Hoeber	Director	October 30, 2017
Amoretta M. Hoeber

/s/ Amir A. Metry	Director	October 30, 2017
Amir A. Metry

/s/ Jeffrey A. Wagonhurst	Presdent and Chief Operating Officer	October 30, 2017
Jeffrey A. Wagonhurst

Schedule II

VERSAR, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	CHARGEOFFS	BALANCE AT END OF YEAR
Allowance for Doubtful Accounts
2017	$1,001,000	$-	$845,000	$156,000
2016	$616,000	$890,000	$(505,000)	$1,001,000

Deferred Tax Valuation Allowance
2017	$14,781,000	$4,470,000	$(883,000)	$18,368,000
2016	$756,000	$14,025,000	$-	$14,781,000